Form 10-K
period 2018-12-31
Cigna Corp
filed 2019-02-28
CIK 1739940

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3
TABLE OF CONTENTS 4
TABLE OF CONTENTS 5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                   to

Commission file number 001-38769

CIGNA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-4991898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Cottage Grove Road, Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)
(860) 226-6000
Registrant's telephone number, including area code
(860) 226-6741 or 215-761-5511
Registrant's facsimile number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.01	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE

Indicate by check mark	Yes	No

• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑	☐

• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	☐	☑

•

whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

	☑	☐

•

whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

	☑	☐

•

if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☐

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer, " "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

•

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $41.2 billion. As of January 31, 2019, 380,058,967 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2019 annual meeting of shareholders.

FREQUENTLY REQUESTED 10-K INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, personalized and innovative solutions for our customers and clients; future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; the merger ("Merger") with Express Scripts Holding Company; and other statements regarding Cigna's future beliefs, expectations, plans, intentions, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical and pharmacy costs and price effectively; our ability to adapt to changes or trends in an evolving and rapidly changing industry; our ability to effectively differentiate our products and services from those of our competitors and maintain or increase market share; our ability to develop and maintain good relationships with physicians, hospitals, other health care providers and pharmaceutical manufacturers; changes in drug pricing; the impact of modifications to our operations and processes; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits (including anticipated synergies) of such transactions in full or within the anticipated time frame, including with respect to the Merger, as well as our ability to integrate operations, resources and systems; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; the impact of our debt service obligations on the availability to funds for other business purposes; unfavorable industry, economic or political conditions, including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; as well as more specific risks and uncertainties discussed in Part I, Item 1A—Risk Factors and Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").

You should not place undue reliance on forward-looking statements that speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I
ITEM 1. Business

PART I

ITEM 1. Business

Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health service organization.

Our revenues are derived principally from premiums on insured products, fees for products and services provided to self-insured plans, pharmacy sales, and investment income. In 2018, our revenues were $48.7 billion and shareholders' net income was $2.6 billion. As described more fully in Note 3 to the Consolidated Financial Statements on page 80 of this Annual Report on Form 10-K ("Form 10-K"), on March 8, 2018, we entered into a merger agreement with Express Scripts Holding Company ("Express Scripts"). The results of Express Scripts have been included in the Company's Consolidated Financial Statements from the date of acquisition. As of December 31, 2018, total assets were $153.2 billion and shareholders' equity was $41.0 billion.

Our combination with Express Scripts creates an enterprise uniquely capable of transforming health care. We now have broader and deeper capabilities, along with meaningful synergies, that accelerate our "Go" strategy to achieve our mission of improving the health, well-being and peace of mind of those we serve. Cigna's employees are champions of the people we serve and over the past decade, our focus has shifted to helping people thrive by offering solutions to prevent and better manage health challenges. When sickness or disability do occur, we support our customers' ability to have broad choices in how they best access high quality, affordable care. We maximize use of evidence-based care,

CIGNA CORPORATION - 2018 Form 10-K 1

Back to Contents

PART I
ITEM 1. Business

while delivering best-in-class quality of care for our customers with acute and chronic conditions through enhanced real time data across an expanded platform with industry-leading solutions to support care decisions.

Cigna offers a differentiated set of medical, pharmacy, behavioral, dental, disability, life and accident insurance and related products and services. By combining with Express Scripts, Cigna's expanded capabilities now include: 1) a broader portfolio of specialty services, some of which can be offered on a stand-alone basis; 2) integrated behavioral, medical and pharmacy management services; 3) leading specialty pharmacy expertise; and 4) advanced analytics that help us engage more meaningfully with individuals, plan sponsors we serve, and our provider partners. These capabilities accelerate Cigna's ability to drive improved cost affordability, quality of care and predictability.

Following entry into the merger agreement and throughout the pendency of the transaction, Cigna and Express Scripts designed integration plans to implement a new management and business reporting structure for the combined company upon closing. On December 20, 2018, Cigna completed the acquisition of Express Scripts. As a result, effective in the fourth quarter of 2018 our segments have changed to the following: 1) Integrated Medical, consisting of both a Commercial operating segment that includes our employer-sponsored medical coverage and a Government operating segment that includes Medicare offerings for seniors and individual insurance offerings to non-seniors both on and off the public health insurance exchanges; 2) Health Services, consisting primarily of Cigna's legacy home delivery pharmacy business and Express Scripts' pharmacy benefit management ("PBM") business beginning December 21, 2018; and 3) International Markets, that offers global supplemental benefits and global medical solutions. The remainder of our business is reported in Group Disability and Other, consisting of our group disability and life business together with our corporate owned life insurance ("COLI") business and run-off operations. See Note 1 to the Consolidated Financial Statements on page 72 of this Form 10-K for additional description of our segments. Among our segments, Cigna has four core growth platforms: Commercial, Government, Health Services and International Markets.

As individuals become increasingly involved in their health care purchasing decisions, Cigna continues to focus on delivering affordable and personalized products and services to customers through employer-based, government-sponsored, health plan client and individual coverage arrangements. In our Integrated Medical business, we collaborate with health care providers to accelerate the transition from volume-based, fee-for-service reimbursement arrangements to a value-based reimbursement model that delivers higher quality of care, lower costs and better health outcomes. We have worked toward achieving better health, affordability, localization and an improved patient experience through increased collaborative care and delivery arrangements with health care providers across the care delivery spectrum, including physician groups of all sizes, specialist groups and hospitals. We have also developed innovative tools and flexible provider arrangements that provide a truly personalized customer experience. These arrangements and tools are discussed in more detail in the "Integrated Medical" section of this Form 10-K that begins on page 3.

Our Health Services business puts medicine within reach for patients, and helps providers improve access to prescription drugs by making them more affordable. We improve patient outcomes and better manage the cost of the pharmacy benefit by:

•
Delivering the best care available for those taking prescription medicines;

•
Assessing drugs based on efficacy, value and price to assist clients in selecting the most cost-effective formulary;

•
Offering cost-effective home delivery pharmacy and specialty services that result in cost savings for plan sponsors and better care for customers;

•
Leveraging purchasing volume to deliver discounts to employers and other groups, resulting in leading prescription drug cost trend; and

•
Promoting the use of generic and lower-cost brands.

We also work with key stakeholders across the health care system to improve health outcomes and patient satisfaction, increase efficiency in drug distribution and manage costs of the pharmacy benefit. We believe plan sponsors and participants can achieve the best health and financial outcomes when they use our comprehensive set of solutions to manage drug spend.

The ACA and Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to throughout this Form 10-K as the "ACA" or "PPACA") continues to have a significant impact on our business operations. The future of the ACA is uncertain due to recent court decisions, congressional efforts to repeal and replace the ACA, various executive actions of the current administration, and repeal of the individual mandate as part of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (referred to throughout this Form 10-K as the "Tax Cuts and Jobs Act" or "U.S. tax reform legislation"). The effects of the ACA, and efforts to repeal and replace it, are discussed throughout this Form 10-K where appropriate, including in the Integrated Medical business description, Regulation, Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), and the Notes to the Consolidated Financial Statements.

Other Information

The financial information included in this Form 10-K for the fiscal year ended December 31, 2018 is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. In the segment discussions that follow, we use the terms "adjusted revenues" and "pre-tax adjusted income from operations" to describe segment results. See the introduction to the MD&A on page 42 of this Form 10-K for definitions of those terms. Industry rankings and percentages set forth herein are for the year ended December 31, 2018 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.

Cigna Holding Company (formerly Cigna Corporation) was incorporated in Delaware in 1981. Halfmoon Parent, Inc. was incorporated in Delaware in March 2018. Halfmoon Parent, Inc. was renamed Cigna Corporation concurrently with the consummation of the combination with Express Scripts. Our annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on our website (http://www.cigna.com, under the "Investors – Quarterly Reports and SEC Filings" captions) as soon as

2 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the "SEC"). We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at http://www.cigna.com. See "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 beginning on page 131 of this Form 10-K for additional information available on our website.

Integrated Medical

Integrated Medical consists of a Commercial operating segment that includes our employer-sponsored medical coverage and a Government operating segment that includes Medicare offerings for seniors and individual insurance offerings to non-seniors both on and off the public health insurance exchanges. In 2018, Integrated Medical reported adjusted revenues of $32.8 billion and pre-tax adjusted income from operations of $3.5 billion.

How We Win

• Broad and deep portfolio of solutions across Commercial and Government operating segments
• Commitment to highest quality health outcomes and customer experiences
• Collaborative physician engagement models emphasizing value over volume of services
• Integrated benefit solutions that deliver value for our customers, clients and partners
• Technology and data analytics powering actionable insights and affordable, personalized solutions
• Talented and caring people embracing change and putting customers at the center of all we do

We differentiate ourselves by providing innovative, personalized, and affordable health care benefit solutions based on the unique needs of the individuals and clients we serve. We increase value through our integrated approach and use of technology and data analytics to enhance patient engagement and health care outcomes, underscoring our strategic focus on delivering an industry-leading customer experience. We continue to strengthen our partnerships with providers as we accelerate our transition to a value-based reimbursement system.

We offer a mix of core health insurance products and services to employers, other groups and individuals along with specialty products and services designed to improve the quality of care, lower cost and help customers achieve better health outcomes. Many of these products are available on a standalone basis, but we believe they are most valuable when integrated with a Cigna-administered health plan. Our products are available through several distribution channels including brokers, direct sales, and public and private exchanges. Our three funding solutions (i.e., insured – experience-rated, insured – guaranteed cost, and administrative services only ("ASO") arrangements) enable us to customize the amount of risk taken by, and lower costs for, our customers and clients.

CIGNA CORPORATION - 2018 Form 10-K 3

Back to Contents

PART I
ITEM 1. Business

The following chart depicts a high level summary of our principal products and services in this segment as of year-end, with definitions on subsequent pages.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors

Commercial Medical

Managed Care	Cigna HealthCare	Nationwide	Insured			National Insurers, Local Healthplans, Third-Party Administrators ("TPAs")

Preferred Provider ("PPO")	Cigna	Nationwide	(experience-rated ("ER"), guaranteed cost ("GC")) and	Commercial	Brokers, Private Exchanges, Direct	National Insurers, TPAs

Consumer-Driven	Cigna	Nationwide	ASO			National Insurers, Local Health Maintenance Organizations ("HMOs")

Government Medical

Individual and Family Plans	Cigna Connect	10 states	GC	Individual	Public and Private Exchanges	Local Healthplans, Start-ups, National Insurers

Medicare Advantage	Cigna-HealthSpring	17 states	GC	Government	Direct, Brokers	National Insurers, Local Healthplans

Medicare Part D	Cigna-HealthSpring, Express Scripts	Nationwide	GC	Government	Direct, Brokers	National Insurers

Medicaid	Cigna-HealthSpring	Texas	GC	Government	Direct, Brokers	National Insurers

Medicare Supplement	Cigna	48 states & District of Columbia	GC	Government	Brokers, Direct, Private Exchanges	National Insurers

Specialty Products and Services

Stop-Loss	Cigna	Nationwide	GC	Commercial	Brokers, Direct	National Insurers, Specialty Companies

Cost-Containment	Cigna	Nationwide	GC, ER, ASO	Commercial	Direct	National Insurers, Specialty Companies

Consumer Health Engagement	Cigna	Nationwide	GC, ER, ASO	Commercial, Government	Brokers, Direct	National Insurers, Specialty Companies

Pharmacy Management	Cigna	Nationwide	GC, ER, ASO	Commercial, Government	Brokers, Direct	National PBMs

Behavioral Health	Cigna Behavioral Health	Nationwide	GC, ER, ASO	Commercial	Brokers, Direct	National Insurers, Specialty Companies

Dental	Cigna Dental HealthCare	Nationwide	GC, ER, ASO	Commercial, Individual	Brokers, Direct	Dental Insurers, National Insurers

Vision	Cigna Vision	Nationwide	GC, ER, ASO	Commercial, Individual	Brokers, Direct	National Insurers, Specialty Companies

4 CIGNA CORPORATION - 2018 Form 10-K

PART I
ITEM 1. Business

Principal Products & Services

Commercial Medical

•
Managed Care Plans  These plans are offered through our insurance companies, HMOs and TPA companies. HMO, Network Open Access and Open Access Plus plans use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers. The national provider network for Managed Care Plans is somewhat smaller than the national network used with the preferred provider ("PPO") plan product line.

•
PPO Plans  feature a network with broader provider access than the Managed Care Plans.

•
Consumer-Driven Products  are typically paired with a high-deductible medical plan and offer customers a tax-advantaged way to pay for eligible health care expenses. These products, consisting of health savings accounts ("HSAs"), health reimbursement accounts ("HRAs") and flexible spending accounts ("FSAs"), encourage customers to play an active role in managing their health and health care costs. When integrated with a Cigna medical plan, we can deliver a seamless experience for our customers and clients. More than three million customers have one of these integrated product solutions.

Government Medical

•
Individual and Family Plans  feature an insurance policy coupled with a network of health care providers in a geographic area who have been selected with cost and quality in mind.

•
Medicare Advantage Plans  allow Medicare-eligible beneficiaries to receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. Our Medicare Advantage Plans are primarily HMO plans marketed to individuals. A significant portion of our Medicare Advantage customers receive medical care from our value-based models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes and using timely and transparent data sharing.

•
Medicare Part D Plans  provide a number of plan options, as well as service and information support, to Medicare and Medicaid eligible customers. Our plans offer the savings of Medicare combined with the flexibility to provide enhanced benefits and a drug list tailored to individuals' specific needs. Eligible beneficiaries benefit from broad network access and value-added services intended to promote wellness and affordability for our eligible beneficiaries.

•
Medicaid Plans  provide our low-income customers with the benefit of many of the coordinated care aspects of our Medicare Advantage programs. For customers eligible for both Medicare and Medicaid ("dual eligible") we receive revenue from both the state and the Center for Medicare and Medicaid Services ("CMS").

•
Medicare Supplement Plans  provide Medicare-eligible beneficiaries with federally standardized Medigap-style plans. Beneficiaries may select among the various plans with specific plan options to meet their unique needs and may visit, without the need for a referral, any health care professional or facility that accepts Medicare throughout the United States.

Specialty Solutions

•
Stop-Loss  insurance coverage is offered to self-insured clients whose group health plans are administered by Cigna. Stop-loss insurance provides reimbursement for claims in excess of a predetermined amount for individuals, the entire group, or both.

•
Cost-Containment Programs  are designed to contain the cost of covered health care services and supplies. These programs reduce out-of-network utilization and costs, protect members from balance billing, and educate customers regarding the availability of lower cost in-network services. In addition, under these programs, we negotiate discounts with out-of-network providers, review provider bills and recover overpayments. We charge fees for providing or arranging for these services. These programs may be administered by third-party vendors that have contracted with Cigna.

•
Consumer Health Engagement  services are offered to customers covered under plans administered by Cigna or by third-party administrators. These services consist of an array of medical management, disease management and wellness services. Our Medical Management programs include case, specialty and utilization management and a 24-hour nurse information line. Our Health Advocacy program services include early intervention in the treatment of chronic conditions and an array of health and wellness coaching. Additionally, we administer incentives programs designed to encourage customers to engage in health improvement activities.

•
Pharmacy Management  services and benefits can be combined with our medical offerings. The comprehensive suite of pharmacy management services available to clients and customers includes benefits management, specialty pharmacy services, clinical solutions, home delivery, and certain medical management services. Cigna's home delivery pharmacy operation along with the Express Scripts PBM, are reported in the Health Services segment and described further there.

•
Behavioral Health  services are offered to employers, government entities and other groups sponsoring health benefit plans. These services consist of behavioral health care case management, employee assistance programs ("EAP"), and work/life programs. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

•
Dental  solutions include dental health maintenance organization plans ("Dental HMO"), dental preferred provider organization ("Dental PPO") plans, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products on either an insured or self-insured basis as standalone products or in conjunction with medical products. Additionally, individual customers can purchase insured Dental PPO plans as standalone products or in conjunction with individual medical policies.
CIGNA CORPORATION - 2018 Form 10-K 5

Back to Contents

PART I
ITEM 1. Business

•
Vision  offerings include flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services offered in conjunction with our medical and dental product offerings. Our national vision care network includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers.

Funding Solutions

•
ASO.  Plan sponsors (i.e., employers, unions and other groups) self-fund all claims, but may purchase stop-loss insurance to limit exposure. We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health services; disease management; utilization management; cost containment; dental; and pharmacy benefit management. Approximately 86% of our commercial medical customers are in ASO arrangements.

•
Experience-Rated Insurance.  Premium rates are established at the beginning of a policy period and are typically based on prior claim experience of the policyholder. When claims and expenses are less than the premium charged (an "experience surplus" or "margin"), the policyholder may be credited for a portion of this experience surplus or margin. If claims and expenses exceed the premium charged (an "experience deficit"), we bear these costs. In certain cases, experience deficits incurred while the policy is in effect are accumulated and may be recovered through future policy year experience surpluses or margins. Approximately 6% of commercial medical customers are in experience-rated arrangements.

•
Guaranteed Cost Insurance.  Premium rates are established at the beginning of a policy period and, depending on group size, may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders. We generally cannot subsequently adjust premiums to reflect actual claim experience until the next annual renewal. The policyholder does not participate, or share in, actual claim experience. We keep any experience surplus or margin if costs are less than the premium charged (subject to minimum medical loss ratio rebate requirements discussed below) and bear the risk for actual costs in excess of the premium charged. Approximately 8% of commercial medical customers are in guaranteed cost arrangements.

In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state or federal laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review to determine whether they are adequate, not excessive and not unfairly discriminatory. In addition, the ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS") and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio ("MLR") requirements are not met. The MLR represents the percentage of premiums used to pay medical claims and expenses for activities that improve the quality of care. In our individual business, premiums may also be adjusted as a result of the government risk adjustment program that accounts for the relative health status of our customers. See the "Regulation" section of this Form 10-K for additional information about commercial MLR requirements and risk mitigation programs of the ACA.

Market Segments

•
Commercial  comprises employers from the National, Middle Market and Select market segments.

  •
  National.   Multi-state employers with 5,000 or more U.S.-based, full-time employees. We offer primarily ASO funding solutions in this market segment.

  •
  Middle Market.   Employers generally with 500 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees and Taft-Hartley plans and other groups. We offer ASO, experience-rated and guaranteed cost insured funding solutions in this market segment.

  •
  Select.   Employers generally with 51-499 eligible employees. We usually offer ASO with stop loss insurance coverage and guaranteed cost insured funding solutions in this market segment.

•
Individual.  Consistent with the regulations for Individual ACA compliant plans, we offer these plans only on a guaranteed cost basis in this market segment.

•
Government  includes individuals who are Medicare-eligible beneficiaries, as well as employer group sponsored pre- and post-65 retirees. We also have dual-eligible members who receive both Medicare and Medicaid benefits.

Primary Distribution Channels

•
Brokers.  Sales representatives distribute our products and services to a broad group of insurance brokers and consultants across the United States.

•
Direct.  Cigna sales representatives distribute our products and services directly to employers, unions and other groups or individuals across the United States. Various products may also be sold directly to insurance companies, HMOs and third-party administrators. This may take the form of in-person contact, telephonic or group selling venues.

•
Private Exchanges.  We partner with select companies that have created private exchanges where individuals and organizations can acquire health insurance. We actively evaluate private exchange participation opportunities as they emerge in the market, and target our participation to those models that best align with our mission and value proposition.

•
Public Exchanges.  Many states have set up public health insurance exchanges for ACA compliant plans on which Cigna may offer individual policies.
6 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Competition

The primary competitive factors affecting our business are quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of employers and their employees; total cost management; technology; and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and medical management capabilities and array of product funding options are competitive advantages. We believe our focus on improving the health, well-being and peace of mind of the customers we serve will allow us to further differentiate ourselves from our competitors.

•
National Insurers.  UnitedHealth Group, Aetna (owned by CVS Health), Anthem and Humana compete with us in a variety of products and regions throughout the United States.

•
Local Healthplans.  Blue Cross Blue Shield plans, local affiliates of major insurance companies and hospitals, and regional stand-alone managed care and specialty companies compete with us in the states in which we offer managed care products. Additionally, plan sponsors may contract directly with providers.

•
TPAs.  Third-party administrators compete with us for ASO business.

•
Start-ups.  Recent market entrants Oscar, Bright Health and other health plans seek to disrupt competition primarily in the individual market, in part through technology. Alternative health service models, including consortiums, search for a new approach to obtaining health services.

•
Dental Insurers.  Various companies offering primarily dental insurance compete with us on these products.

•
Specialty Companies.  Specialty insurance or service companies that offer niche products and services compete with us.

Delivering the Health Care Promise

Cigna's Connected Care strategy engages customers in their health, collaborates with providers to help them improve their performance, and connects customers and providers through aligned health goals, incentives and actionable information to enable better decisions and outcomes. Cigna is committed to developing innovative solutions that span the health care delivery system and can be applied to different types of providers. Currently we have numerous collaborative arrangements with our participating health care providers that reach over 3.6 million customers and are actively developing new arrangements to support our Connected Care strategy.

•
Accountable Care Program.  We have over 240 collaborative care arrangements with primary care groups built on the patient-centered medical home and accountable care organization ("ACO") models. Our arrangements span more than 32 states and reach over 2.7 million customers. We are committed to increasing the number of groups over the next several years, with a goal of reaching 280 programs by the end of 2020.

•
Hospital Quality Program.  We have contracts with over 500 hospitals with reimbursements tied to quality metrics. We expect to grow this number to over 600 hospitals by the end of 2020.

•
Specialist Programs.  We have approximately 250 arrangements with specialist groups in value-based reimbursement arrangements. Our goal is to reach approximately 380 arrangements by the end of 2020. Programs include arrangements with several types of specialist groups around the country including orthopedics, obstetrics and gynecology, cardiology, gastroenterology, oncology, nephrology and neurology. Arrangements include care coordination and episodes of care reimbursements for meeting cost and quality goals.

•
Independent Practice Associations.  We have value-based physician engagement models in our Cigna-HealthSpring business that allow physician groups to share financial outcomes with us. The Cigna-HealthSpring clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.

•
Participating Provider Network.  We provide our customers with an extensive network of participating health care professionals, hospitals and other facilities, pharmacies and providers of health care services and supplies. In most instances, we contract with them directly; however, in some instances, we contract with third parties for access to their provider networks and care management services. In addition, we have entered into strategic alliances with several regional managed care organizations (e.g., Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan and MVP Health Plan) to gain access to their provider networks and discounts.

Technology

Cigna Information Technology supports our Go Deeper, Go Local, Go Beyond strategy by focusing first and foremost on strong foundational technology services, delivery of a business aligned technology project portfolio and prioritized strategic innovation that creates solutions that differentiate us in the market. Our technology innovation continues to focus on three strategic areas: insights and analytics; digital health; and care delivery and management. Our technology strategy ultimately improves the customer experience, increases engagement and advances population health using data driven insights, utilizing artificial intelligence and machine learning to provide key areas of competitive advantage. Innovation is core to the way we do business and will be a critical factor to our success in the highly dynamic health care industry. Cigna's innovative technology solutions continue to improve affordability and increase personalization: for example the Cigna One Guide® program combines a state-of-the-art digital experience with a human concierge service, and the Cigna SureFit® network allows individual family members to choose their personal care networks consistent with their health needs and provider preferences.

CIGNA CORPORATION - 2018 Form 10-K 7

PART I
ITEM 1. Business

Our business strategy is based upon providing customers with differentiated, easy-to-use, seamless and secure products and solutions that utilize insights from advanced analytics to meet their expectations. We anticipate needs and meet customers where they are, from predicting and preventing chronic diseases, to mining data to reduce payment and claims fraud, to using the data from wearable devices to optimize population health status. In 2018, Cigna advanced its strategic technology leadership position by expanding our digital portfolio with the integration of the Brighter acquisition. Brighter's digital platform for connecting patients with a dental provider, allowing them to review their experience, gain insights to costs and see a dentist's history demonstrates the leadership in the digital engagement of health care customers. We also began the roadmap of leveraging Express Scripts technology value creators. Each of these companies contributes to our business model and strengthens the Cigna portfolio. Further, Cigna will apply the Express Scripts technology toolkit to advance the 360 degree view of the patient through flexible, open and connected solutions. With the combined strengths and capabilities of Cigna and Express Scripts, we see greater opportunities to create novel, highly-tailored customer insights as we mine data and use sophisticated artificial intelligence and machine learning techniques to build better models that help us find solutions to complex questions and improve health care outcomes. We will continue to develop leading data driven solutions such as applying propriety algorithms and machine learning to predict customers that could overdose on prescription opioids.

Data Analytics

Cigna has transformed substantial investments in analytics talent, data infrastructure and machine learning capabilities over the past several years into a closed-loop, self-learning insights system that guides our decision-making and allows us to execute on our strategy. Our "Insights That Matter" analytics process helps our business leaders identify the questions that matter most to our customers and partners while our data science experts focus on answering those questions with innovative methodologies and transform our insights into targeted business actions. We apply advanced analytics across our business and will continue to invest in expanding and strengthening our capabilities to better anticipate, meet and exceed our customers' and partners' expectations.

Health Services

This segment consists of the Express Scripts PBM business beginning December 21, 2018 as well as Cigna's legacy home delivery operations that offer high quality, efficient, and cost-effective mail order, telephone, and on-line pharmaceutical fulfillment services. In 2018, Health Services reported adjusted revenues of $6.6 billion and pre-tax adjusted income from operations of $380 million, including 11 days of Express Scripts results.

How We Win

• Identifying products and offering solutions that focus on improving patient outcomes and assist in controlling costs
• Evaluating medicines for efficacy, value and price to assist clients in selecting a cost-effective formulary
• Offering home delivery and specialty services that save clients money and provide better care
• Leveraging purchasing volume to deliver discounts
• Promoting the use of generics and lower cost brands

8 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

The following chart depicts a high level summary of our principal products and services in this segment with definitions on subsequent pages.

Principal Products & Services	Brands/ Subsidiaries	Key Customer(s)	Primary Competitors

Clinical Solutions	RationalMed, ScreenRx, ExpressAlliance, Advanced Opioid Management	Clients, Customers	Independent PBMs, Managed Care PBMs

Value Programs	SafeGuardRx	Clients, Customers, Pharmacies	Independent PBMs, Managed Care PBMs

Specialized Pharmacy Care	Therapeutic Resource Center	Customers	Independent PBMs, Managed Care PBMs, Retail Pharmacies

Home Delivery Pharmacy Services	Tel-Drug, Express Scripts, Therapeutic Resource Centers	Customers	Independent PBMs, Managed Care PBMs, Retail Pharmacies

Specialty Pharmacy Services	Accredo, Freedom Fertility, Tel-Drug	Clients, Customers, Pharmacies	Independent PBMs, Managed Care PBMs, Retail Pharmacies

Retail Network Pharmacy Administration	Express Scripts	Clients, Customers	Independent PBMs, Managed Care PBMs

Benefit Design Consultation	Express Scripts	Clients	Independent PBMs, Managed Care PBMs, Third-Party Benefit Administrators

Drug Utilization Review	Express Scripts	Clients, Customers	Independent PBMs, Managed Care PBMs, Third-Party Benefit Administrators

Drug Formulary Management	Express Scripts	Clients	Independent PBMs, Managed Care PBMs

Drug Claim Adjudication	Express Scripts	Clients	Independent PBMs, Managed Care PBMs, Third-Party Benefit Administrators

Administration of Group Purchasing Organizations ("GPO")	Econdisc, ValoremRx	Clients, Pharmacies	Group Purchasing Organizations

Prescription Card	Inside Rx	Customers	Retail Pharmacies, Discount Programs

Principal Products & Services	Brands/ Subsidiaries	Key Customer(s)	Primary Competitors

Digital Consumer Health and Drug Information	Express Scripts	Customers	Independent PBMs, Managed Care PBMs, Retail Pharmacies

Provider Services	CuraScript Specialty Distribution	Healthcare Providers, Clinics, Hospitals	Specialty drug distributors

Medical Benefit Management Services	eviCore, CareContinuum	Health Plans, Commercial and Government Payors	Health Plans, Third-Party Benefits Administrators, Clinical Solutions and Health Care Data Analytics Companies

Principal Products & Services

Pharmacy Benefit Management Services. Our PBM services drive high quality, cost-effective pharmaceutical care through prescription drug utilization and cost management. We consult with clients to assist in selecting plan design features that balance their requirements for cost control with customer choice and convenience. We focus our solutions to enable better decisions in four important, interrelated areas: benefit choices, drug choices, pharmacy choices and health choices. As a result, we believe we deliver better outcomes, higher customer satisfaction and a more affordable prescription drug benefit. As of December 31, 2018, we operated four high-volume automated dispensing home delivery pharmacies, five non-dispensing prescription processing centers, five customer contact centers, seven specialty home delivery pharmacies, 20 specialty branch pharmacies and eight specialty nursing offices.

•
Clinical Solutions.  We offer innovative clinical programs to drive better health outcomes at a lower cost by identifying and addressing unsafe, ineffective and wasteful prescribing; dispensing and utilization of prescription drugs; and intervening with, or supporting interventions with, physicians, pharmacies and customers.

  •
  RationalMed® evaluates medical, pharmacy and laboratory data to detect critical customer health and safety risks that are addressed through timely notice to physicians, pharmacies, customers and case managers.

  •
  ScreenRx® uses proprietary predictive models to detect customers at risk for nonadherence and proactively address the problem through customized interventions for each individual customer.
CIGNA CORPORATION - 2018 Form 10-K 9

Back to Contents

PART I
ITEM 1. Business

    •
    ExpressAlliance® offers customer care coordination services that enable customer-authorized health care professionals to share a common view of a customer's health record and coordinate customer outreach and counseling.

    •
    Advanced Opioid ManagementSM works comprehensively with customers, prescribers and pharmacies to minimize early exposure to opioids while helping prevent progression to overuse and abuse.

Other solutions include Total Performance Management, Concurrent Drug Utilization Review, Advanced Utilization Management, Medication Therapy Management, Digital Report Monitoring and Fraud, Waste and Abuse.

•
Express Scripts SafeGuardRx®.  We are the industry leader in offering a suite of solutions aimed at therapy classes that pose significant budgetary threats and clinical challenges to patients. Our solutions are designed to keep our clients ahead of the cost curve while providing customers the personalized care and access they need. These solutions are offered throughout our PBM services and include, but are not limited to: Pulmonary Care Value ProgramSM; Multiple Sclerosis Care Value ProgramSM; Inflammatory Conditions Care Value ProgramSM; Diabetes Care Value ProgramSM; Hepatitis Cure Value Program®; Cholesterol Care Value Program®; Oncology Care Value Program®; Market Events Protection Program®; and Inflation Protection ProgramSM. Innovative programs, such as Express Scripts SafeGuardRx, combine utilization management controls with formulary management, the specialized care model of our Therapeutic Resource Center® program (described below) and comprehensive guarantees, and help us to change the market in key specialty categories. Notably, our programs covering oncology and inflammatory conditions have introduced a value-based contracting approach, with payments now tied to a product's effectiveness.

•
Specialized Pharmacy Care.  At the center of Express Scripts' condition-specific approach to care are Therapeutic Resource Center services, which are pharmacy practices specializing in caring for customers with the most complex and costly chronic conditions including cardiovascular disease, diabetes, cancer, HIV, asthma, depression and other rare and specialty conditions. Our Therapeutic Resource Center services are designed to optimize the safe and appropriate dispensing of therapeutic agents, minimize waste, and improve clinical and financial outcomes. Through our Therapeutic Resource Center services, specialist pharmacists provide the expert, personalized care that customers increasingly demand.

•
Home Delivery Pharmacy Services.  In addition to the order processing that occurs at these home delivery pharmacies, we operate several non-dispensing prescription processing facilities and customer contact centers. Our pharmacies provide greater safety and accuracy than retail pharmacies, convenient access to maintenance medications, and better management of our clients' drug costs through operating efficiencies. We are directly involved with the prescriber and customer through our home delivery pharmacies, and our research shows that we achieve a higher level of generic substitutions, therapeutic interventions and better adherence than is achieved through retail pharmacy networks.

•
Specialty Pharmacy Services.  Specialty medications are used primarily for the treatment of complex diseases. These medications are broadly characterized to include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements and/or medications limited to certain specialty pharmacy networks by manufacturers. Through a combination of assets and capabilities, we provide an enhanced level of personalized care and therapy management for customers taking specialty medications, increased visibility and improved outcomes for payors, as well as custom programs for biopharmaceutical manufacturers.

  •
  Accredo Health Group ("Accredo") is focused on dispensing injectable, infused, oral or inhaled drugs that require a higher level of clinical service and support than traditional pharmacies typically offer.

  •
  Accredo achieves better outcomes for customers and reduces waste for clients through specialty trained clinicians, a nationwide footprint, a network of in-home nursing services, reimbursement and customer assistance programs, and biopharmaceutical services.

  •
  Our subsidiary Freedom Fertility is a leading specialty pharmacy focused on the needs of fertility customers and providers. Through Freedom Fertility, we provide insurance assistance, customer education, and support.

  •
  Our subsidiary Care Continuum provides medical benefit drug management services that enable greater oversight of our clients' specialty spend billed through the medical benefit designed to ultimately make specialty drugs more affordable and accessible.

•
Retail Network Pharmacy Administration.  We contract with retail pharmacies to provide prescription drugs to customers of the pharmacy benefit plans we manage. In the United States, Puerto Rico and the Virgin Islands, we negotiate with pharmacies to discount drug prices provided to customers and manage national and regional networks responsive to client preferences related to cost containment, convenience of access for customers and network performance. We also manage networks of pharmacies customized for or under direct contract with specific clients and have contracted with pharmacy provider networks to comply with CMS access requirements for the federal Medicare Part D Prescription Drug Program ("Medicare Part D"). All retail pharmacies in our network communicate with us online and in real-time to process prescription drug claims. When a plan member presents their identification card at a network pharmacy, the network pharmacist sends specific member, prescriber and prescription information in an industry-standard format through our systems, which process the claim and respond to the pharmacy with relevant information to process the prescription.

•
Benefit Design Consultation.  We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for affordable access to the prescription medications people need to stay healthy, and ensure the safe and effective use of those medications.

•
Drug Utilization Review.  When prescriptions are presented to our pharmacies or submitted for coverage, we review them electronically and systematically in real-time for safety and effectiveness. We then alert the dispensing pharmacy to detected issues. Issues not adequately addressed at the time of dispensing may also be communicated to the prescriber retrospectively.

•
Drug Formulary Management.  Formularies are lists of drugs with designations that may be used to determine drug coverage, customer out-of-pocket costs, and communicate plan preferences in competitive drug categories. Our formulary management services support clients
10 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

  in establishing formularies that assist customers and physicians in choosing clinically appropriate, cost-effective drugs and prioritize access, safety and affordability. We administer specific formularies on behalf of our clients, including standard formularies developed and offered by Express Scripts and custom formularies in which we play a more limited role. Most of our clients select standard formularies, governed by our National Pharmacy & Therapeutics Committee (the "P&T Committee") that comprises a panel of independent physicians and pharmacists in active clinical practice representing a variety of specialties and practice settings, typically with major academic affiliations. In making formulary recommendations, the P&T Committee considers only the drug's safety and efficacy and not the cost of the drug, including any negotiated manufacturer discount or rebate arrangement. This process is designed to ensure the clinical recommendation is not affected by our financial arrangements. We fully comply with the P&T Committee's clinical recommendations regarding drugs that must be included or excluded from the formulary based on their assessment of safety and efficacy.

•
Drug Claim Adjudication.  We process drug claims for home delivery or retail networks through integration of retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management and pharmacy fulfillment services. We administer payments to retail networks and bill benefits costs to our clients through our end-to-end adjudication services.

•
Inside Rx.  The Inside Rx program delivers broad and affordable access to medication for the uninsured and those navigating the changing health care landscape. Inside Rx partners with participating retail pharmacies and major pharmaceutical companies to provide discounts, via a discount card for customers who would otherwise pay full list price for prescription medications. This program works collaboratively across the pharmacy supply chain with a shared focus to ensure customers have affordable access to medication they need. Inside Rx also provides access to pet prescriptions via our home delivery pharmacy services.

•
Administration of a Group Purchasing Organization.  We operate a group purchasing organization ("GPO") that negotiates pricing for the purchase of pharmaceuticals from pharmaceutical manufacturers and suppliers. We also provide various administrative services to GPO participants including negotiation and management of the GPO purchasing contracts. Express Scripts' GPO is a member of the GPO of Walgreens Boots Alliance Development GmbH.

•
Digital Consumer Health and Drug Information.  We empower customer decision-making through online and mobile tools that help customers make informed drug, pharmacy and health choices. Information included on our website and mobile application are not part of this annual report.

•
Provider Services.  CuraScript Specialty Distribution ("CSD") is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare or orphan diseases) directly to health care providers, clinics and hospitals in the United States for office or clinic administration. Through our CSD business, we provide distribution services primarily to office and clinic-based physicians who treat customers with chronic diseases and regularly order costly specialty pharmaceuticals. CSD provides competitive pricing on pharmaceuticals and medical supplies, operates three distribution centers, and ships most products overnight within the United States; CSD also provides distribution capabilities to Puerto Rico and Guam. CSD is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.

•
Medical Benefit Management Services.  eviCore is a leading provider of integrated medical benefit management solutions that focus on driving adherence to evidence-based guidelines, improving the quality of customer outcomes and reducing the cost of care for our clients. eviCore manages medical benefits in categories including radiology, cardiology, musculoskeletal disorders, sleep disorders, post-acute care, genetic lab, specialty pharmacy and medical oncology. eviCore contracts with health plans and other commercial and governmental payors to promote the appropriate use of health care services and contracts. In certain instances, this occurs through capitated risk arrangements, where we assume the financial obligation for the cost of health care services provided to eligible customers covered by eviCore's health care management programs.

Customers

•
Clients.  We provide services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers' compensation plans, government health programs, providers, clinics, hospitals and others.

•
Customers.  Prescription drugs are dispensed to customers of the clients we serve primarily through networks of retail pharmacies under non-exclusive contracts with us and through our home delivery fulfillment pharmacies, specialty drug fulfillment pharmacies and fertility fulfillment pharmacies.

Our key customers include the United States Department of Defense ("DoD") and Anthem. The DoD's TRICARE Pharmacy Program is the military health care program serving active-duty service customers, National Guard and Reserve customers, and retirees, as well as their dependents. Under our DoD contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support and other services critical to managing pharmacy trend.

On January 30, 2019, Anthem exercised its right to early terminate their pharmacy benefit management services agreement with us, effective March 1, 2019. There is a twelve-month transition period ending March 1, 2020. It is expected that the transition of Anthem's customers will occur at various dates, as informed by Anthem's technology platform migration schedule. Over the next twelve months, we will focus on an effective transition of this relationship and related services over Anthem's accelerated timeline. For further discussion of our Anthem relationship, see the "Executive Summary — Key Transactions and Developments" section of our MD&A located in Part II, Item 7 of the Form 10-K.

CIGNA CORPORATION - 2018 Form 10-K 11

PART I
ITEM 1. Business

Competition

The health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. We believe the primary competitive factors in the industry include the ability to: negotiate with retail pharmacies to ensure our home delivery pharmacy and retail pharmacy networks meet the needs of our clients and customers; negotiate discounts and rebates on prescription drugs with drug manufacturers; navigate the complexities of government-reimbursed business including Medicare, Medicaid and the Public Exchanges; manage cost and quality of specialty drugs; use the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and customers; and the level of service we provide.

•
Independent PBMs.  MedImpact and Navitus Health Solutions compete with us on a variety of products and in various regions throughout the United States.

•
Managed Care PBMs.  Aetna Inc. (owned by CVS Health Corporation), Humana, OptumRx (owned by UnitedHealth Group) and Prime Therapeutics (owned by a collection of Blue Cross / Blue Shield Plans) compete with us on a variety of products and in various regions throughout the United States.

•
Retail Pharmacies.  CVS Caremark (owned by CVS Health) and Envision Rx (owned by Rite Aid). Wal-Mart Stores, Inc. engages in certain activities competitive with PBMs.

•
Third-Party Benefits Administrators.  Third parties that specialize in claim adjudication and benefit administration, such as Argus, are direct competitors. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may have greater financial, marketing and technological resources than we do and new market entrants, including strategic alliances aimed at modifying the current health care delivery models or entering the prescription drug sector from another sector of the health care industry, may increase competitiveness as barriers to entry are relatively low.

•
Clinical Solutions and Health Care Data Analytics Companies.  Optum (owned by UnitedHealth Group), Anthem, Inc., Magellan Health, HealthHelp, Cotiviti, and Inovalon are among the companies that compete with us in this market.

Quality

•
Sales and Account Management.  Our sales and account management teams market and sell PBM solutions and are supported by client service representatives, clinical pharmacy managers and benefit analysis consultants. These teams work with clients to develop innovative strategies that put medicine within reach of customers while helping health benefit providers improve access to and affordability of prescription drugs.

•
Supply Chain.  Our supply chain contracting and strategy teams negotiate and manage pharmacy network contracts, pharmaceutical and wholesaler purchasing contracts, and manufacturer rebate contracts. As our clients continue to experience increased cost trends, our supply chain teams develop innovative solutions such as Express Scripts SafeGuardRx and narrow networks to combat these price increases. In addition, our Formulary Consulting team, consisting of pharmacists and financial analysts, provides services to our clients to support formulary decisions, benefit design consultation and utilization management programs.

•
Clinical Support.  Our staff of highly trained health care professionals provides clinical support for our PBM and medical benefit management services, including more specialized care for customers with select chronic and complex conditions. We operate condition-specific Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians who provide personal and specialized customer care. Our clinical solutions staff of pharmacists and physicians provides clinical development and operational support for our PBM services. These health care professionals conduct a wide range of activities including identifying emerging medication-related safety issues and alerting physicians, clients, and customers (as appropriate); providing drug information services; managing formulary; and developing utilization management, safety (drug utilization review) and other clinical interventions.

•
Research and Analytics.  Our research and analytics team conducts timely, rigorous and objective research that supports evidence-based pharmacy benefit management and evaluates the clinical, economic and individual impact of pharmacy benefits. They also use predictive modeling, machine learning and other analytical tools to develop and improve our products and services. The team also produces the Express Scripts Drug Trend Report, which examines trends in pharmaceutical utilization and cost, the factors triggering those trends and new solutions our clients can implement to control their pharmacy spend while improving the health of their customers.

Technology

Our technology team supports the various management information systems essential to our operations including the pharmacy and medical benefit claims processing systems and specialty pharmacy systems, while seeking opportunities to optimize our technology solutions by consolidating and upgrading our technology platforms.

Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. Claims in the United States are processed through systems managed and operated domestically by internal resources and an outsourced vendor. We believe we have substantial capacity for growth in our United States claims processing facilities.

We leverage outsourced vendor services to provide certain disaster recovery services for systems located at our data centers. For systems not covered by a third-party vendor arrangement, such as our specialty pharmacy data centers, our corporate disaster recovery organization manages internal recovery services.

Express Scripts is proud of its commitment to innovation in the field of health care. Express Scripts innovations improve patient outcomes while eliminating waste in the health care system. Express Scripts Holding Company and its affiliated companies (individually and/or collectively "Express Scripts") hold more than 170 United States patents. We use these patents to protect our proprietary technological advances.

12 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Our technology platform allows us to safely, rapidly, and accurately adjudicate 1.4 billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care, and our real-time safety checks help avoid hundreds of thousands of medication errors annually. Technology is the backbone to all of our solutions – from our provider-focused advances that improve e-prescribing and electronic prior authorization – to our patient-friendly app and website interfaces, and our continued investments provide an easier, more efficient experience with all of our partners.

Our formulary strategy and our SafeGuardRx program are also rooted in technology that applies our deep pharmacy expertise and data insights more rapidly and comprehensively to drive better clinical and financial outcomes for clients and patients.

Our Health Services business owns and has registered certain trade and service marks with the United States Patent and Trademark Office, including but not limited to the following marks: EXPRESS SCRIPTS®, MEDCO®, ACCREDO®, CURASCRIPTSD®, EVICORE HEALTHCARE®, FREEDOM FERTILITY PHARMACY®, RATIONALMED®, SCREENRX®, EXPRESSALLIANCE®, THERAPEUTIC RESOURCE CENTER®, ADVANCED OPIOID MANAGEMENTSM, SAFEGUARDRX®, CHOLESTEROL CARE VALUESM, HEPATITIS CURE VALUESM, MARKET EVENTS PROTECTIONSM, ONCOLOGY CARE VALUESSM, DIABETES CARE VALUESM, INFLAMMATORY CONDITIONS CARE VALUESM, INFLATION PROTECTIONSM, PULMONARY CARE VALUESM, MULTIPLE SCLEROSIS CARE VALUESM, and INSIDE RX®.

We also hold a portfolio of patents and pending patent applications. We are not substantially dependent on any single patent or group of related patents.

Suppliers

We maintain an inventory of brand name and generic pharmaceuticals in our home delivery and specialty pharmacies. Our specialty pharmacies also carry biopharmaceutical products to meet the needs of our customers, including pharmaceuticals for the treatment of rare or chronic diseases; if a drug is not in our inventory, we can generally obtain it from a supplier within one business day.

We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Express Scripts uses one wholesaler more than others in the industry, but holds contracts with other wholesalers if needs for an alternate source arise and believes alternative supply is readily available should it be needed. Generic pharmaceuticals are generally purchased directly from manufacturers.

Industry Developments

See the "Industry Developments" section of the MD&A in this Form 10-K beginning on page 47 for discussion of key industry developments impacting this segment.

International Markets

Cigna's International Markets segment has operations in over 30 countries or jurisdictions providing a full range of comprehensive medical and supplemental health, life, and accident benefits to individuals and employers. Products and services include comprehensive health coverage, hospitalization, dental, critical illness, personal accident, term life, and variable universal life. In 2018, International Markets reported adjusted revenues of $5.4 billion and pre-tax adjusted income from operations of $735 million.

How We Win

• Broad range of health and protection related solutions to meet the needs of the growing middle class and globally mobile
• Leveraging deep consumer insights to drive product and service innovation
• Leading innovative, direct to consumer distribution capabilities
• Access to quality, affordable care through one of the largest global provider networks
• Locally licensed and compliant solutions managed by strong, locally developed talent

Demand for our products and services is underpinned by the growing global middle class, aging populations, increasing prevalence of chronic conditions, and rising global health care costs. Our focus on product and service innovation means we continue to deliver solutions that meet the evolving needs of individual and group customers. Our distribution channels and funding sources range by product, customer, and geography.

International Markets is well-positioned to address the growing demand for access to quality, affordable care and supplemental health and life protection that fill gaps in public and private care. We distinguish ourselves through differentiated direct-to-consumer distribution, customer insights, product innovation, a leading provider network, and compliant solutions. We identify and pursue attractive market opportunities to bring health and protection solutions and tailor those solutions to the market and customer needs. Over the past several years, we have

CIGNA CORPORATION - 2018 Form 10-K 13

Back to Contents

PART I
ITEM 1. Business

extended our product offerings and geographic reach. The chart below provides a high-level summary of our Principal Products and Services in this segment as of year-end, with definitions on subsequent pages.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Key Customer(s)	Primary Distribution Channel(s)	Primary Competitors

Global Health Care	Cigna Global Health Benefits Cigna Global IPMI	Worldwide	Experience-rated, Guaranteed Cost, ASO	Multinational Companies, Inter-governmental and Non-governmental Organizations Globally mobile individuals	Brokers, Agents, Direct-to-Consumer	Global insurers

Local Health Care	Cigna CignaTTK CignaCMB	United Kingdom, Spain, Hong Kong, India, China	Experience-rated, Guaranteed Cost, ASO	Employer Groups Individuals	Brokers, Agents, Direct-to-Consumer	Global insurers

Supplemental Health, Life, & Accident	Cigna LINA Korea CignaCMB CignaTTK CignaFinans	Asia Pacific, India, Turkey	Guaranteed Cost	Individuals	Affinity, Bancassurance, Brokers, Agents, Direct-to-Consumer	Global and local foreign insurers

Principal Products & Services

Global Health Care products and services include insurance and administrative services for medical, dental, pharmacy, vision, and life, accidental death and dismemberment, and disability risks. We are leading providers of products and services that meet the needs of multi-national employers, intergovernmental and non-governmental organizations and globally mobile individuals with a focus on keeping employees healthy and productive. The employer benefits products and services are offered through guaranteed cost, experience-rated, and administrative services only funding solutions, while individuals purchase guaranteed cost (insured) coverage. For definitions of funding solutions, see "Funding Solutions" in the "Integrated Medical" description of business section on page 6 of this Form 10-K.

Local Health Care products and services include medical, dental, pharmacy, and vision as well as life coverage. The customers of local health care businesses are employers and individuals located in specific countries where the products and services are purchased. These employer services can similarly be funded through a range of options and individuals purchase on a guaranteed cost basis.

Supplemental Health, Life and Accident Insurance products and services generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide specified payments for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, travel, dental, cancer and other dread disease coverages. We also offer customers term and variable universal life insurance and certain savings products in select markets.

Competition

We anticipate that the competitive environment will intensify as insurance and financial services providers more aggressively pursue expansion opportunities across geographies, particularly Asia. We believe competitive factors will include speed-to-market, customer insights, branding, product, distribution and service innovation, underwriting and pricing, efficient management of marketing and operating processes, commission levels paid to distribution partners, the quality of claims, network coverage and medical cost management, and talent acquisition and retention. Additionally, in most overseas markets, perception of commitment to the market and financial strength will likely be an important competitive factor.

Pricing and Reinsurance

Premium rates and fees for our global and local health care products reflect assumptions about future claims, expenses, customer demographics, investment returns, and profit margins. For products using networks of contracted health care professionals and facilities, premiums reflect assumptions about the impact of these contracts and utilization management on future claims. Most contracts permit rate changes at least annually.

The profitability of health care products is dependent upon the accuracy of projections for health care inflation (unit cost, location of delivery of care, currency of incurral and utilization), customer demographics, the adequacy of fees charged for administration and effective medical cost management.

Premium rates for our supplemental benefits products are based on assumptions about mortality, morbidity, customer acquisition and retention, customer demographics, expenses and capital requirements, as well as interest rates. Variable universal life insurance products fees consist of mortality, administrative, asset management and surrender charges assessed against the contract holder's fund balance. Mortality charges on variable universal life may be adjusted prospectively to reflect expected mortality experience. Most contracts permit premium rate changes at least annually.

A global approach to underwriting risk management allows each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit our liability on per life, per risk and per event (catastrophe) bases.

14 CIGNA CORPORATION - 2018 Form 10-K

PART I
ITEM 1. Business

Industry Developments and Other Items Affecting International Markets

South Korea represents our single largest geographic market for International Markets. For information on this concentration of risk for the International Markets segment's business in South Korea. see "Other Items Affecting Results of International Markets" in the International Markets section of the MD&A beginning on page 59 of this Form 10-K.

Pressure on social health care systems, a rapidly aging population and increased wealth and education in developing insurance markets are leading to higher demand for health insurance and financial security products. In the supplemental health, life and accident business, direct marketing channels continue to grow and attract new competitors with industry consolidation among financial institutions and other affinity partners.

Data privacy regulation has tightened in all markets in the wake of data privacy news scandals, impacting affinity partner and customer attitudes toward direct marketing of insurance and other financial services.

Group Disability and Other

As explained further in the introduction to this Form 10-K, Group Disability and Other consists of our Group Disability and Life operating segment, along with COLI and certain run-off businesses reported together in Other Operations. In 2018, Group Disability and Other reported adjusted revenues of $5.1 billion and pre-tax adjusted income from operations of $529 million.

How We Win

• Disability absence management model that reduces overall costs to employers
• Integration of disability products with medical and specialty offerings, promoting health and wellness and optimizing employee productivity
• Complementary portfolio of group disability, life and accident offerings
• Disciplined underwriting, pricing and investment strategies supporting profitable long-term growth

Group Disability and Life

Our Group Disability and Life operating segment includes our commercial long- and short-term disability products, and our term life and universal life group insurance products. We also offer personal accident insurance and voluntary products and services. These products and services are distributed through brokers and direct sales and are available in fully-insured, experience-rated and ASO arrangements. The following chart depicts a high-level summary of our Principal Products and Services in this segment as of year-end, with definitions on subsequent pages.

Principal Products & Services	Payee	Premium Rates	Funding Solution(s)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors

Group Disability

Long-term Disability	Employer, Employee	Preset, guaranteed	Experience-rated Insured, Guaranteed Cost Insured, ASO	Commercial	Brokers, Direct	National Insurers, Regional Insurers

Short-term Disability	Employer, Employee	Preset, guaranteed	Experience-rated Insured, Guaranteed Cost Insured, ASO	Commercial	Brokers, Direct	National Insurers, Regional Insurers

Group Life

Term Life	Employer, Employee	Preset, guaranteed	Experience-rated Insured, Guaranteed Cost Insured	Commercial	Brokers, Direct	National Insurers, Regional Insurers

Universal Life	Employee	Preset, guaranteed	Experience-rated Insured, Guaranteed Cost Insured	Commercial	Brokers, Direct	National Insurers, Regional Insurers

Group Accident and Voluntary

Personal Accident Insurance	Employer, Employee	Preset, guaranteed	Experience-rated Insured, Guaranteed Cost Insured	Commercial	Brokers, Direct	National Insurers, Regional Insurers

Voluntary Products and Services	Employee	Preset, guaranteed	Guaranteed Cost Insured	Commercial	Brokers, Direct	National Insurers, Regional Insurers

Principal Products & Services

Group Disability

•
Group Long-term and Short-term Disability insurance products generally provide a fixed level of income to replace a portion of wages lost due to disability. As part of our group disability insurance products, we also assist employees in returning to work and employers with
CIGNA CORPORATION - 2018 Form 10-K 15

Back to Contents

PART I
ITEM 1. Business

  resources to manage the cost of employee disability. We are an industry leader in helping employees return to work quickly, enabling higher productivity and lower cost for employers and a better quality of life for employees. While we offer this coverage in all three funding arrangements, most of our coverages are guaranteed cost.

•
Leave Administration solutions help customers effectively manage workforce absence and provide coverage for paid leave. We integrate the administration of our disability insurance products with other disability benefit programs, behavioral programs, medical programs, social security advocacy and administration of the federal Family and Medical Leave Act ("FMLA"), State Leave laws and other leave-of-absence programs. We believe this integration supports greater efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. Integration also provides early insight into employees at risk for future disability claims. Coordinating the administration of these disability programs with programs offered by our medical business provides enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return-to-work rate.

Group Life Insurance

•
Group Term Life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof.

•
Group Universal Life insurance is a voluntary life insurance product in which the owner may accumulate a cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed contracted rate, and may be borrowed, withdrawn, or, within certain limits, used to fund future life insurance coverage.

Other Products and Services

•
Personal Accident Insurance coverage consists primarily of accidental death and dismemberment and travel accident insurance to employers.

•
Specialty Insurance Services consist of disability and life, accident and hospital indemnity products to professional or trade associations and financial institutions.

•
Voluntary Products and Services include plans that provide employers with administrative solutions designed to provide a complete and simple way to manage their benefits program. These voluntary offerings include accidental injury insurance, critical illness coverage and hospital care coverage, and provide additional dollar payouts to employees for unexpected accidents, hospitalization or more serious illnesses.

Pricing and Reinsurance

Premiums charged for disability and term life insurance products are usually established in advance of the policy period, are generally guaranteed for one to three years, but selectively guaranteed for up to five years. Policies are generally subject to termination by the policyholder or by the insurance company annually. Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. These assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience that varies by product.

Premiums for group universal life insurance products consist of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for group universal life may be adjusted prospectively to reflect expected interest and mortality experience. Mortality charges are subject to maximum guaranteed rates and interest credited on cash values is subject to minimum guaranteed rates as stated in the policy.

The premiums for these products are typically collected within the coverage year and then invested in assets that match the duration of the expected benefit payments that occur over many future years (primarily for disability benefits). With significant investments in longer-duration securities, net investment income is a critical element of profitability for this segment.

The effectiveness of return-to-work programs and morbidity levels will impact the profitability of disability insurance products. Our claim experience and industry data indicate a correlation between disability claim incidence levels and economic conditions, with submitted claims rising under adverse economic conditions, although the extent of this impact is unclear. For life insurance products, the degree to which future experience deviates from mortality and expense assumptions also affects profitability.

To reduce our exposure to large individual and catastrophic losses under group life, disability and accidental death policies, as well as our more recent accidental injury and critical illness policies, we purchase reinsurance from a diverse group of unaffiliated reinsurers. Our comprehensive reinsurance program consists of excess of loss treaties and catastrophe coverage designed to mitigate earnings volatility and provide surplus protection.

Market Segments
•
Commercial.  Commercial Market Segments are comprised of National, Middle Market and Select.

  •
  National. Multi-state employers with 5,000 or more U.S.-based, full-time employees.

  •
  Middle Market. Employers generally with 250 to 4,999 U.S.-based, full-time employees.

  •
  Select. Employers generally with up to 249 eligible employees.

Primary Distribution Channels
•
Insurance Broker and Consultants.  Sales representatives distribute our products and services to a broad group of insurance brokers and consultants across the United States.
16 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

•
Direct.  Sales representatives distribute our products and services directly to employers, unions and other groups or individuals across the United States. This may take the form of in-person contact, telephonic or group selling venues.

Competition

The principal competitive factors that affect the Group Disability and Life segment are underwriting and pricing, the quality and effectiveness of claims management, relative operating efficiency, investment and risk management, distribution methodologies and producer relations, the breadth and variety of products and services offered, the quality of customer service and, more importantly, the state of the tools and technology available for customers, clients, consultants and producers. For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor.

•
National Insurers.  Unum, The Hartford, Prudential, Lincoln and MetLife compete with us on a variety of products and regions throughout the United States.

Industry Developments

Employers have expressed a growing interest in employee wellness, absence management and productivity, and recognize a strong link between employee health productivity and profitability. As this interest grows, we believe our healthy lifestyle and return-to-work programs and integrated family medical leave, disability and health care programs position us to deliver integrated solutions for employers and employees. Our strong disability management portfolio and fully integrated programs also provide tools for employers and employees to improve health status. Our focus on managing employees' total absence enables us to increase the number and effectiveness of interventions and minimize disabling events.

The group insurance market remains highly competitive as the rising cost of medical coverage has forced companies to re-evaluate their overall employee benefit spending, resulting in lower volumes of group disability and life insurance business and more competitive pricing. Demographic shifts have further driven demand for products and services that are sufficiently flexible to meet the evolving needs of employers and employees who want innovative, cost-effective insurance solutions, and employers continue to move towards greater employee participatory coverage and voluntary purchases. As the market becomes more retail-focused, our broad suite of voluntary offerings and continued focus on developing additional voluntary products and service capabilities positions us well to meet the needs of both employers and employees.

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated, multi-state examinations that target specific market practices in addition to regularly recurring examinations of an insurer's overall operations conducted by an individual state's regulators. We have been subject to such an examination over the past several years. See Note 19D. to our Consolidated Financial Statements for additional information.

The lower level of interest rates in the United States over the last several years has constrained earnings growth in this segment due to lower yields on our fixed-income investments and higher benefit expenses resulting from the discounting of future claim payments at lower interest rates.

Other Operations

Other Operations includes the following:

Corporate-owned Life Insurance

The principal products of the COLI business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations. Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years. The contracts are primarily non-participating universal life policies. Fees for universal life insurance products consist primarily of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience. To reduce our exposure to large individual and catastrophe losses, we purchase reinsurance from unaffiliated reinsurers.

Run-off Settlement Annuity Business

Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 20% of the liabilities associated with guaranteed payments not contingent on survivorship. Non-guaranteed payments are contingent on the survival of one or more parties involved in the settlement.

Run-off Reinsurance

Our reinsurance operations are an inactive business in run-off.

In February 2013, we effectively exited the guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction and the arrangements that secure our reinsurance recoverables, see Note 8 to our Consolidated Financial Statements.

CIGNA CORPORATION - 2018 Form 10-K 17

Back to Contents

PART I
ITEM 1. Business

Individual Life Insurance and Annuity and Retirement Benefits Businesses

This business includes deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business. For more information regarding the arrangements that secure our reinsurance recoverables for the retirement benefits business, see Note 8 to our Consolidated Financial Statements.

Certain International Run-off Businesses

Certain European, Middle Eastern and Canadian operations are in run-off and included in Other Operations.

Investment Management

General Accounts

Our investment operations provide investment management and related services for our corporate invested assets and the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments including private placement and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. Invested assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of adjusted income from operations for each of our segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from adjusted income from operations. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 61 and Notes 9 and 10 of our Consolidated Financial Statements.

We manage our investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short duration health care products to longer term obligations associated with disability and life insurance products and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, economic conditions, interest rates and asset allocation decisions. We routinely monitor and evaluate the status of our investments, obtaining and analyzing relevant investment-specific information and assessing current economic conditions, trends in capital markets and other factors such as industry sector, geographic and property-specific information.

Separate Accounts

Our subsidiaries or external advisors manage invested assets of Separate Accounts on behalf of contractholders, including the Cigna Pension Plan, variable universal life products sold through our corporate-owned life insurance business, and other disability and life products. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.

Investing in Innovation

In addition to the portfolio investments in our general and separate accounts discussed above that support our insurance operations, in 2018, we began targeted investing within the health care industry specifically. Our recently-formed Cigna Ventures unit has been allotted $250 million to invest in promising startups and growth-stage companies that create new growth possibilities in health care. These targeted investments bring improved care quality, affordability, choice and greater simplicity to customers, patients and clients by harnessing transformative ideas in: 1) insights and analytics; 2) digital health and retail; and 3) care delivery and management.

Regulation

The laws and regulations governing our business continue to increase each year and are subject to frequent change. We are regulated by federal, state and international regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals that could materially impact the health care system.

Many aspects of our business are directly regulated by federal and state laws and administrative agencies, such as HHS, CMS, the Internal Revenue Service ("IRS"), the Departments of Labor ("DOL"), Treasury and Justice ("DOJ"), the Securities and Exchange Commission ("SEC"), state departments of insurance and state boards of pharmacy. Our business practices may also be shaped by judicial decisions.

In addition, aspects of our business are subject to indirect regulation. The self-funded benefit plans sponsored by our employer clients are regulated under federal law. These self-funded clients expect us to assure that our administration of their plans complies with the regulatory requirements applicable to them.

18 CIGNA CORPORATION - 2018 Form 10-K

PART I
ITEM 1. Business

Our business operations and the books and records of our regulated businesses are routinely subject to examination at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL, IRS and comparable international regulators to assess compliance with applicable laws and regulations. Our operations are also subject to non-routine examinations and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be implicated in investigations of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the Office of Inspector General ("OIG"), the DOJ, the DOL and other state, federal and international authorities. We may also be called upon to provide information by members of the U.S. Congress, including testifying before congressional committees and subcommittees regarding certain of our business practices. If Cigna is determined to have failed to comply with applicable laws or regulations, these examinations, investigations, reviews, subpoenas and demands may:

•
result in fines, penalties, injunctions, consent orders or loss of licensure;

•
require changes in business practices;

•
damage relationships with the agencies that regulate us and affect our ability to secure regulatory approvals necessary for the operation of our business; or

•
damage our brand and reputation.

Our international subsidiaries are subject to regulations in international jurisdictions where foreign insurers may face more rigorous regulations than their domestic competitors.

The laws and regulations governing our business, as well as the related interpretations, are subject to frequent change and can be inconsistent or in conflict with each other. For a discussion of the risks related to our compliance with these laws and regulations see the Risk Factors section located in Part 1, Item 1A of the Form 10-K. Management continues to be actively engaged with regulators and policymakers with respect to legislation and rule-making. See the "Executive Overview – Health Care Industry Developments and Other Matters Affecting our Integrated Medical and Health Services Segments" section of our MD&A located in Part II, Item 7 of the Form 10-K for a discussion of the anticipated impact of certain recent industry developments.

Patient Protection and the Affordable Care Act (ACA)

The Patient Protection and Affordable Care Act (ACA) mandated broad changes affecting many aspects of the health care system. The ACA affects many aspects of health care, including insured and self-insured health benefit plans and pharmacy benefit managers. Our business model is impacted by the ACA, including our relationships with current and future producers and health care providers, products, service providers and technologies. Key provisions of the ACA include the imposition of a non-tax deductible health insurance industry fee and other assessments on health insurers, the creation of health insurance exchanges for individuals and small group employers to purchase insurance coverage and minimum loss ratios for our commercial and Medicare Part D business. Other provisions of the ACA in effect include reduced Medicare Advantage premium rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage, extending coverage of dependents up to age 26, enforcement mechanisms and rules related to healthcare fraud and abuse enforcement activities and certain pharmacy benefit transparency requirements. The employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the ACA) to full-time employees and their dependents, including children up to age 26, or be subject to penalties based on employer size. The ACA also changed certain tax laws to effectively limit tax deductions for certain employee compensation paid by health insurers.

Since its adoption, there have been several attempts to repeal or limit the utility of the ACA. The current administration has issued several executive orders and approved legislative changes that affect the ACA, the impacts of which are not yet fully known. Among other things, these actions restricted agencies from taking certain actions that would impose a fiscal burden on any state, individual, provider, insurer, recipient of health care services, purchaser of health insurance or maker of medical devices, products or medications; and stopped payment of cost-sharing reduction subsidies to insurers. In December 2017, U.S. tax reform legislation was signed into law that, among other things, reduced the "individual mandate" penalty for individuals without health insurance to zero dollars, effective January 1, 2019. As a result of this change, a federal district court has ruled that the "individual mandate" is unconstitutional thereby leaving in doubt whether the entire ACA is unconstitutional until there is a final judicial determination on appeal.

Additionally, in 2017, the current administration issued an executive order asking the DOL to revise the Employee Retirement Income Security Act of 1974, as amended ("ERISA") regulations to make it easier for employers, particularly small employers, to associate for the purpose of sponsoring large group health plans and thereby avoid the ACA's small group market reform (e.g., community-rating and mandated coverage of essential health benefits) that impaired the affordability of providing health coverage to their employees. In the spring of 2018, the DOL issued final rules that revised the definition of "employer" in the ERISA rules to make it easier for employers, including self-employed individuals, to form bona fide employer groups, all of whose employees would be counted in determining whether they were small or large groups for purposes of the ACA. While the regulation of these groupings by state insurance departments is not affected by the DOL's final association health plan rules, the final rules have resulted in an increase in interest among employers, associations, producers and benefit consultants in forming new groupings for purposes of offering insured or self-funded group health plans.

Medicare and Medicaid Regulations

Through our subsidiaries, we offer individual and group Medicare Advantage, Medicare Pharmacy (Part D) and Medicare Supplement products. We also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and other employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries. As part of our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. As a result, our ability to obtain payment (and the determination of the amount of such payments), market to, enroll and retain members and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to

CIGNA CORPORATION - 2018 Form 10-K 19

Back to Contents

PART I
ITEM 1. Business

administrative discretion. Our Medicaid and dual-eligible products are regulated by CMS. State Medicaid agencies audit our performance to determine compliance with contracts and regulations.

CMS evaluates Medicare Advantage plans and Part D plans under its "Star Rating" system. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventative services, chronic illness management, coverage determinations and appeals and customer satisfaction. A plan's Star Rating affects its image in the market and plans that perform very well are able to market more effectively and for longer periods of time than other plans. Medicare Advantage plans' quality-bonus payments are determined by the Star Rating, with plans receiving a rating of four or more stars eligible for such payments. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater.

CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage plans according to customers' health status. The risk-adjustment model generally pays more where a plan's membership has higher expected costs. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient, and physician providers to CMS within prescribed deadlines. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to the plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program.

On November 1, 2018, CMS released a proposed rule titled "Proposed Rule on Changes to MA and Part D Programs for CY 2020 and 2021" (the "MAPD Proposed Rule") that would revise its Risk Adjustment Data Validation ("RADV") methodology by, among other things, excluding an adjustment for underlying fee-for-service data errors (FFS Adjuster) and extrapolating RADV results at the contract level. On November 30, 2018, CMS released proposed rules titled "Modernizing Part D and Medicare Advantage to Lower Drug Prices and Reduce Out-of-Pocket Expenses" (the "Proposed Part D Rule") that focused on drug pricing, including a proposal to amend the definition of "negotiated price" in Part D to require Part D plans to apply pharmacy price concessions at the point of sale when calculating a Part D beneficiary's copayment. The Proposed MAPD Rule and the Proposed Part D Rule are subject to revision through the comment process.

In February 2019, CMS proposed rules to support the seamless and secure access, exchange and use of electronic health information. In the proposed rules, CMS proposes requirements that Medicaid, the Children's Health Insurance Program, Medicare Advantage plans and qualified health plans in the federally-facilitated exchanges provide enrollees with immediate electronic access to medical claims and other health information electronically by 2020. This proposed rule is subject to revision through a comment process.

Non-compliance with these laws and regulations may result in significant consequences, including fines and penalties, enrollment sanctions, exclusion from the Medicare and Medicaid programs, limitations on expansion, and criminal penalties.

False Claims Act and Anti-Kickback Laws

Our products and services are subject to numerous laws and regulations, including the federal False Claims Act (the "False Claims Act") and federal and state anti-kickback laws. Additionally, the federal government has made investigating and prosecuting health care fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks in return for customer referrals, billing for unnecessary medical services, upcoding and improper marketing. The regulations and contractual requirements in this area are complex, are frequently modified, and are subject to administrative discretion and judicial interpretation.

False Claims Act and Related Criminal Provisions.    The False Claims Act imposes civil penalties for knowingly making or causing to be made false claims or false records or statements with respect to governmental programs, such as Medicare and Medicaid, to obtain reimbursement or for failure to return overpayments. Private individuals may bring qui tam or "whistleblower" suits against providers under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The ACA amended the federal anti-kickback laws to state any claim submitted to a federal or state healthcare program which violates the anti-kickback laws is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial liabilities. Criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency, the corporation may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state healthcare programs. Many states have also enacted laws similar to the False Claims Act, some of which may include criminal penalties, substantial fines and treble damages.

Anti-Kickback and Referral Laws.    Subject to certain exceptions and "safe harbors," the federal anti-kickback statute generally prohibits, among other things, knowingly and willfully paying, receiving or offering any payment or other remuneration to induce a person to purchase, lease, order or arrange for items (including prescription drugs) or services reimbursable in whole or in part under Medicare, Medicaid or another federal healthcare program. Many states have similar laws, some of which apply similar anti-kickback prohibitions to items or services reimbursable by non-governmental payors. Sanctions for violating these federal and state anti-kickback laws may include criminal and civil fines and exclusion from participation in the federal and state healthcare programs.

Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws described below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies and/or payors in connection with "product conversion" or promotion programs. Other anti-kickback laws may be applicable to arrangements with pharmaceutical manufacturers, such as the Public Contracts Anti-Kickback Act, the ERISA Health Plan Anti-Kickback Statute, the federal "Stark Law" and various state anti-kickback restrictions.

In February 2019, HHS proposed changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers in the context of these government programs. The proposed regulations in their current form apply solely to Medicare Part D and Medicaid programs, which include our Government business in the Integrated Medical segment. The proposed regulations also seek to create new safe harbor protections for fixed fee services arrangements between drug manufacturers and pharmacy benefit managers, as well as protections for discounts offered at

20 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

the point of sale. HHS has stated that it does not intend for the proposal to have an effect on existing protections for value-based arrangements between manufacturers and plan sponsors under Medicare Part D and Medicaid MCOs. While legislative and regulatory discussions on the other issues raised in the blueprint continue to be the subject of legislative and regulatory activity, they have yet to be implemented in any form.

Federal Civil Monetary Penalties Law.    The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary which the person knows or should know is likely to influence the beneficiary's selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery pharmacies, specialty pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient's use of services. The ACA also includes several civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the OIG under certain circumstances.

Federal and State Oversight of Government-Sponsored Health Care Programs

Participation in government-sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur years after the provision of services. Risks include potential fines and penalties, restrictions on our ability to participate or expand our presence in certain programs and restrictions on marketing our plans. For example, with respect to our Medicare Advantage business, CMS and the OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including program audits and compliance with proper coding practices (sometimes referred to as "Risk Adjustment Data Validation Audits" or "RADV audits").

Separately, the DOJ is currently conducting an industry review of the risk adjustment data submission practices and business processes, including review of medical charts, of Cigna and a number of other Medicare Advantage organizations under Medicare Parts C and D.

For our Medicare Part D business, compliance with fraud and abuse enforcement practices is monitored through Recovery Audit Contractor audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments.

Government Procurement Regulations

We have a contract with the DoD, which subjects us to all of the applicable Federal Acquisition Regulations ("FAR") and the DoD FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and our arrangements with other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the Office of Personnel Management, which includes various pharmacy benefit management standards.

Employee Retirement Income Security Act

Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. ERISA is a complex set of federal laws and regulations enforced by the IRS and the DOL, as well as the courts. ERISA regulates certain aspects of the relationship between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Certain of our domestic subsidiaries are also subject to requirements imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured dental, disability, life and accident plans we administer. Certain of our domestic subsidiaries also may contractually agree to comply with these requirements on behalf of the self-insured dental, disability, life and accident plans they administer. We believe the conduct of our pharmacy benefit management business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurances that the DOL may not assert that pharmacy benefit managers are fiduciaries. From time to time, states have considered legislation to declare a pharmacy benefit manager or medical benefit manager a fiduciary with respect to its clients.

Plans subject to ERISA can also be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law will continue to be subject to court interpretation.

Privacy, Security and Data Standards Regulations

Many of our activities involve the receipt or use of confidential health and other personal information. In addition, we use aggregated and de-identified data for our own research and analysis purposes and, in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators.

The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") impose minimum standards on health insurers, pharmacy benefit managers, HMOs, health plans, health care providers and clearinghouses for the privacy and security of protected health information. HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims.

The Health Information Technology for Economic and Clinical Health Act ("HITECH") imposes additional contracting requirements for covered entities, the extension of privacy and security provisions to business associates, the requirement to provide notification to various parties in the event of a data breach of protected health information, and enhanced financial penalties for HIPAA violations, including potential criminal penalties for individuals. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.

The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law.

CIGNA CORPORATION - 2018 Form 10-K 21

Back to Contents

PART I
ITEM 1. Business

A number of states have adopted data security laws and regulations regulating data security and requiring security breach notification that may apply to us in certain circumstances and are increasingly focused on protecting individuals from identity theft. Neither HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations. In addition, international laws, rules and regulations governing the use and disclosure of personal information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction.

The Cybersecurity Information Sharing Act of 2015 ("CISA") encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. States have also begun to issue regulations specifically related to cybersecurity. In October 2017, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, adopted the Insurance Data Security Model Law that creates rules for insurers and other covered entities addressing data security, investigation and notification of breaches. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. As the model law is intended to serve as model legislation only, states will need to enact legislation for the model law to become mandatory and enforceable. We will continue to monitor states' activity regarding cybersecurity regulation.

The European Union's General Data Protection Regulation ("GDPR"), which became enforceable in May 2018, introduced a number of new obligations regarding the handling of personal data of European customers. GDPR provides certain individual privacy rights to certain persons whose data we may store and provides for greater penalties for non-compliance than previous European data protection laws. In addition, many countries outside of Europe where we conduct business are considering data protection laws and regulations that include requirements modeled after those in the GDPR.

Consumer Protection Laws

We engage in direct-to-consumer activities and are increasingly offering mobile and web-based solutions to our customers. We are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. In particular, the Federal Trade Commission is increasingly exercising its enforcement authority in the areas of consumer privacy and data security, with a focus on web-based, mobile data and "big data." Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.

Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Such statutes have also been cited as the basis for claims or investigations by state attorneys general relative to privacy and data security.

Office of Foreign Assets Control Sanctions and Anti-Money Laundering

We are also subject to regulation by the Office of Foreign Assets Control of the Department of the Treasury that administers and enforces economic and trade sanctions against targeted foreign countries and regimes based on U.S. foreign policy and national security goals.

Certain of our products are subject to the Department of the Treasury anti-money laundering regulations under the Bank Secrecy Act.

In addition, we may be subject to similar regulations in non-U.S. jurisdictions in which we operate.

Corporate Practice of Medicine and Other Laws

Many states in which our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources, and similar issues vary widely from state to state. Under management agreements between certain of our subsidiaries and affiliated physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed health care providers, developing operating policies and procedures, implementing professional standards and controls, and maintaining malpractice insurance. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting, and similar issues. However, any enforcement actions by governmental officials alleging non-compliance with these statutes could subject us to penalties or restructuring or reorganization of our business.

Network Access Legislation

A majority of states now have some form of legislation affecting our ability, or our clients' ability, to limit access to a pharmacy provider network or remove a provider from a network. Such legislation may require us or our clients to admit any retail pharmacy or provider willing to meet the plan's terms and conditions for network participation ("any willing provider" legislation) or may direct that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation).

Certain states have enacted legislation prohibiting certain pharmacy benefit management clients from imposing additional co-payments, deductibles, limitations on benefits, or other conditions ("Conditions") on covered individuals utilizing a retail pharmacy when the same Conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the legislation requires the retail pharmacy to agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the number of prescriptions filled through home delivery. We anticipate additional states will consider similar legislation.

Legislation Affecting Plan Design

Some states have enacted legislation that prohibits managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the

22 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Some states have also enacted legislation, which, as described above, can negatively impact the use of cost-saving network configurations for plan sponsors. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations which limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all Food and Drug Administration approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Even where states do not regulate pharmacy benefit or utilization management companies directly, these laws will apply to many of our clients, including managed care organizations and health insurers.

Pharmacy Benefit Management and Drug Pricing Regulation

Our pharmacy benefit management services are subject to numerous laws and regulations. These laws and regulations govern, and proposed legislation and regulations may govern, critical practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; the receipt and retention of transmission fees from contracted pharmacies; use of, administration of, and/or changes to drug formularies, maximum allowable cost list pricing, and/or clinical programs; disclosure of data to third parties; drug utilization management practices; the level of duty a pharmacy benefit manager owes its clients or customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; disclosure of negotiated provider reimbursement rates; disclosure of negotiated drug rebates, calculation of customer cost share for prescription drug claims; disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers' drug utilization; and registration or licensing of pharmacy benefit managers. Some states have adopted so-called "most favored nation" legislation which provides that a pharmacy participating in the state Medicaid program must give the state the best price the pharmacy makes available to any third-party plan.

Prescription drug pricing and the role of pharmacy benefit managers have been a focus of the current administration. In May 2018, the current administration announced a blueprint, titled "American Patients First," which considers a series of drug pricing proposals including, among other things, removal of the anti-kickback safe harbor protection for rebates between drug manufacturers and insurers and pharmacy benefit managers and improvements to pricing transparency. In October 2018, Congress enacted laws that prohibited pharmacy benefit managers and insurers from restricting pharmacies from providing drug pricing information to a plan enrollee when there is a difference between the cost of the drug under insurance and the cost of the drug when purchased without insurance. See also, "False Claims Act and Anti-Kickback Laws" for a discussion of HHS' proposed rule changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers in the context of these government programs.

Some states have enacted statutes regulating the use of maximum allowable cost ("MAC") pricing. These statutes, referred to as "MAC Transparency Laws," generally require pharmacy benefit managers to disclose specific information related to MAC pricing to pharmacies and provide certain appeal rights for pharmacies. MAC Transparency Laws also restrict the application of MAC and may require operational changes to maintain compliance with the law. Some states have also enacted laws regulating pharmacy pricing and protecting the profitability of pharmacies for dispensing certain MAC-priced drugs. Some states have enacted laws requiring that the customer cost share for a prescription drug claim not exceed certain price points, such as the pharmacy's usual and customary charge or its contracted reimbursement for the drug.

In March 2018, the NAIC adopted changes to the Health Carrier Prescription Drug Benefit Management Model Act. The changes address issues relating to (i) transparency, accuracy and disclosure regarding prescription drug formularies and formulary changes during a policy year; (ii) accessibility of prescription drug benefits using a variety of pharmacy options; and (iii) tiered prescription drug formularies and discriminatory benefit design. While the actions of the NAIC do not have the force of law, they may influence states to adopt laws based on the model legislation.

The federal Medicaid rebate program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand name products must provide a rebate equivalent to the greater of (a) 23.1% of the average manufacturer price ("AMP") paid by retail community pharmacies or by wholesalers for certain drugs distributed to retail community pharmacies, or (b) the difference between AMP and the "best price" available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations are being and have been conducted by certain governmental entities which call into question whether a drug's "best price" was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments.

Pharmacy Regulation

Our home delivery and specialty pharmacies are licensed to do business as a pharmacy in the states in which they are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or a similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state in which the home delivery service is located, although some states require compliance with certain laws in that state as it impacts or relates to drugs distributed or dispensed into those states.

Our various pharmacy facilities also maintain certain Medicare and state Medicaid provider numbers as pharmacies providing services under these programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are

CIGNA CORPORATION - 2018 Form 10-K 23

Back to Contents

PART I
ITEM 1. Business

participating providers under Medicare Part D and, as a condition to becoming a participating provider under Medicare Part D, the pharmacies are required to adhere to certain requirements applicable to Medicare Part D.

Other statutes and regulations affect our home delivery and specialty pharmacy operations, including the federal and state anti-kickback laws and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, advertising, adulteration and security of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. The United States Postal Service also has significant statutory authority to restrict the delivery of drugs and medicines through the mail.

Financial Reporting, Internal Control and Corporate Governance

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the NAIC with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds

Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. Some states have similar laws relating to HMOs and other payors, such as consumer operated and oriented plans (co-ops) established under the ACA. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty funds and other assessments, see Note 19 to our Consolidated Financial Statements.

Certain states continue to require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards, although some states have eliminated these requirements as a result of the ACA.

Solvency and Capital Requirements

Many states have adopted some form of the NAIC model solvency-related laws and risk-based capital rules ("RBC rules") for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer's adjusted surplus to its risk-based capital falls below statutorily required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. Our HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, are compliant with applicable RBC and non-U.S. surplus rules.

The Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), adopted by the NAIC, provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader approach to U.S. insurance regulation. ORSA includes a requirement to file an annual ORSA Summary Report in the lead state of domicile. To date, an overwhelming majority of the states have adopted the same or similar versions of ORSA. We file our ORSA report annually as required.

Holding Company Laws

Our domestic insurance companies and certain of our HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance company or an HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners. In addition, the holding company acts of states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO subsidiary without prior regulatory approval.

Marketing, Advertising and Products

In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required by most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products.

Licensing and Registration Requirements

Certain subsidiaries contract to provide claim administration, utilization management and other related services for the administration of self-insured benefit plans. These subsidiaries may be subject to state third-party administration and other licensing requirements and regulation, as well as third-party accreditation requirements.

We have received full accreditation for Utilization Review Accreditation Commission Pharmacy Benefit Management version 2.2 Standards, which includes quality standards for drug utilization management, and select subsidiaries have received full accreditation for Utilization

24 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Review Accreditation Commission for Health Utilization Management version 7.2, which includes quality standards for medical utilization management.

Certain states have adopted pharmacy benefit management registration and/or disclosure laws. In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs and client and provider audit terms.

Our international subsidiaries are often required to be licensed when entering new markets or starting new operations in certain jurisdictions. The licensure requirements for these subsidiaries vary by country and are subject to change.

International Regulations

Our operations outside the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, intellectual property, labor and employment, consumer protection, direct-to-consumer communications activities, tax, anti-corruption and anti-money laundering. Foreign laws and rules may include requirements that are different from, or more stringent than, similar requirements in the United States.

Our operations in countries outside the United States:

•
are subject to local regulations of the jurisdictions where we operate;

•
in some cases, are subject to regulations in the jurisdictions where customers reside; and

•
in all cases, are subject to the Foreign Corrupt Practices Act ("FCPA").

In particular, in South Korea where we are selling insurance products directly to individual customers, regulators are focused on protecting the rights of individual customers by enforcing "Treating Customers Fairly" concepts. This regulatory focus results in rigorous data localization requirements, network separation obligations, and system monitoring restrictions, as well as obligations to closely monitor marketing communications and sales scripts. Anti-money laundering requirements in South Korea and other Asian countries where we do business also impose obligations to collect certain information about each customer at time of sale and to risk rank each customer to determine possible future money laundering risk.

The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official or employee to obtain or retain business or otherwise secure a business advantage. Outside of the United States, we may interact with government officials in several different capacities: as regulators of our insurance business; as clients or partners who are state-owned or partially state-owned; as health care professionals who are employed by the government; as hospitals that are state-owned; and as officials issuing permits in connection with real estate transactions. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and DOJ have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010 applies to all companies with a nexus to the United Kingdom. Under this act, any voluntary disclosures of FCPA violations may be shared with United Kingdom authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

Miscellaneous

Premiums and fees from CMS represented 16% of our total consolidated revenues for the year ended December 31, 2018 under a number of contracts. We are not dependent on business from one or a few customers. Other than CMS, no one customer accounted for 10% or more of our consolidated revenues in 2018. We are not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to approval and acceptance.

We had approximately 73,800 employees as of December 31, 2018.

CIGNA CORPORATION - 2018 Form 10-K 25

PART I
ITEM 1A. Risk Factors

ITEM 1A. Risk Factors

As a large global health service company operating in a complex industry, we encounter a variety of risks and uncertainties that could have a material adverse effect on our business, liquidity, results of operations, financial condition or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Results of Operations and Financial Condition. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. The following risk factors have been organized by category for ease of use; however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.

Strategic and Operational Risks

Future performance of our business will depend on our ability to execute our strategic and operational initiatives effectively.

The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives. Successfully executing on these initiatives depends on a number of factors, including our ability to:

•
differentiate our products and services from those of our competitors;

•
develop and introduce new and innovative products or programs, particularly in response to government regulation and the increased focus on consumer-directed products;

•
grow our commercial product portfolio;

•
identify and introduce the proper mix or integration of products that will be accepted by the marketplace;

•
identify products and solutions that focus on improving patient outcomes and assist in controlling costs;

•
evaluate drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary;

•
offer cost-effective home delivery pharmacy and specialty services;

•
leverage purchase volume to deliver discounts to health benefit providers;

•
attract and retain sufficient numbers of qualified employees;

•
attract, develop and maintain collaborative relationships with a sufficient number of qualified partners;

•
attract new and maintain existing customer and client relationships;

•
transition health care providers from volume-based fee-for-service arrangements to a value-based system;

•
improve medical cost competitiveness in our targeted markets;

•
manage our medical, pharmacy, administrative, and other operating costs effectively; and

•
contract with pharmaceutical manufacturers and pharmacy providers on favorable terms.

For our strategic initiatives to succeed, we must effectively integrate our operations, including with Express Scripts and other acquired businesses, actively work to ensure consistency throughout the organization, and promote a global mind-set along with a focus on individual customers and clients. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. We will be unable to rapidly respond to competitive, economic and regulatory changes if we do not make important strategic and operational decisions quickly, define our appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly. If these initiatives fail or are not executed on effectively, our consolidated financial position and results of operations could be negatively affected.

We operate in a highly competitive, evolving and rapidly changing industry and our failure to adapt could negatively impact our business.

The health service industry continues to be dynamic and rapidly evolving. Any significant shifts in the structure of the industry could alter industry dynamics and adversely affect our ability to attract or retain clients. Industry shifts could result (and have resulted) from, among other things:

•
a large intra- or inter-industry merger or industry consolidation;

•
strategic alliances;

•
new or alternative business models;

•
continuing consolidation among physicians, hospitals and other health care providers, as well as changes in the organizational structures chosen by physicians, hospitals and health care providers;

•
new market entrants, including those not traditionally in the health service industry;

•
the ability of larger employers and clients to contract directly with providers;
26 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

•
technological changes and rapid shifts in the use of technology, such as telemedicine;

•
the impact or consequences of legislation or regulatory changes;

•
changes in the United States Postal Service or the consolidation of shipping carriers;

•
increased drug acquisition cost or unexpected changes to drug pricing trend;

•
change in the generic drug market or the failure of new generic drugs to come to market;

•
a general decrease in drug utilization; or

•
a general increase in utilization under risk-based contracts in the medical benefit management market.

Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

Our failure to compete effectively to differentiate our products and services from those of our competitors and maintain or increase market share could materially adversely affect our results of operations, financial position and cash flows.

We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments and other market factors. In particular markets, our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Our clients are well informed and organized and can easily move between our competitors and us. Our Express Scripts client contracts generally have three-year terms. As described in greater detail in the description of our business in Item 1 above (see page 11 of this Form 10-K), one of our key clients in the Health Services segment is the United States Department of Defense. If one or more of our large clients either terminates or does not renew a contract for any reason, including as a result of being acquired, or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our results of operations could be adversely affected and we could experience a negative reaction in the investment community resulting in decreases in the trading price of our securities or other adverse effects.

Our success depends, in part, on our ability to compete effectively in our markets, set prices appropriately in highly competitive markets to keep or increase our market share, increase customers as planned, differentiate our business offerings by innovating and delivering products and services that provide enhanced value to our customers, provide quality and satisfactory levels of service, and retain accounts with favorable medical cost experience or more profitable products versus retaining or increasing our customer base in accounts with unfavorable medical cost experience or less profitable products.

We must remain competitive to attract new customers, retain existing customers, and further integrate additional product and service offerings. To succeed in this highly competitive marketplace, it is imperative we maintain a strong reputation. The negative reputational impact of a significant event, including a failure to execute on customer or client contracts or strategic or operational initiatives, or failure to innovate and deliver products and services that demonstrate greater value to our customers, could affect our ability to grow and retain profitable arrangements, which could have a material adverse effect on our business and results of operations.

We face price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers.

While we compete on the basis of many service and quality-related factors, we expect that price will continue to be a significant basis of competition. Our client contracts are subject to negotiation as clients seek to contain their costs, including by reducing benefits offered. Increasingly, our clients seek to negotiate performance guarantees that require us to pay penalties if the guaranteed performance standard is not met. Clients can easily move between our competitors and us. Our clients are well-informed and typically have knowledgeable consultants that seek competing bids from our competitors before contract renewal. In addition, as brokers and benefit consultants seek to enhance their revenue streams, they look to take on services that we typically provide. Each of these events could negatively impact our financial results.

Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. Fiscal or other concerns related to the government-sponsored programs in which we participate, such as Medicare, may cause decreasing reimbursement rates, delays in premium payments or insufficient increases in reimbursement rates. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of customers or clients resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.

Premiums in the Integrated Medical segment are generally set for one-year periods and are priced well in advance of the date on which the contract commences or renews. Our revenue on Medicare policies is based on bids submitted mid-year in the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate in setting premiums. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, as well as changes in customers' health care utilization patterns and provider billing practices. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results.

Strong competition within the pharmacy benefit business has also generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many companies, including us, to reduce the prices charged for products and services while sharing with clients a greater portion of the formulary fees and related rebates received from pharmaceutical manufacturers. Our inability to maintain positive trends, or

CIGNA CORPORATION - 2018 Form 10-K 27

Back to Contents

PART I
ITEM 1A. Risk Factors

failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations.

The reserves we hold for expected medical claims are based on estimates that involve an extensive degree of judgment and are inherently variable. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to contain future costs may be limited.

We maintain and record medical claims reserves on our balance sheet for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience, but this estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, changes in customer base and product mix, changes in the utilization of medical and/or other covered services, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. If we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. Because establishing these reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing medical claims reserves.

If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other health service providers, our business and results of operations may be adversely affected.

We contract with physicians, hospitals and other health service providers and facilities to provide health services to our customers. Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health service providers may enter into exclusive arrangements with competitors or simply refuse to contract with us, demand higher payments or take other actions that could result in higher medical costs or less desirable products or services for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected. Establishing collaborative arrangements with physician groups, specialist groups, independent practice associations, hospitals and health care delivery systems is key to our strategic focus to transition from volume-based fee-for-service arrangements to a value-based health care system. If such collaborative arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our attractiveness to customers may be reduced and our ability to profitably grow our business may be adversely affected.

Our ability to develop and maintain satisfactory relationships with providers may also be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, increasing pressure on revenue and other pressures on health care providers and increasing consolidation activity among hospitals, physician groups and providers. Continuing consolidation among physicians, hospitals and other providers, the emergence of accountable care organizations, vertical integration of providers and other entities, changes in the organizational structures chosen by physicians, hospitals and providers and new market entrants, including those not traditionally in the health care industry, may affect the way providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way we price our products and services or cause us to incur increased costs if we change our operations to be more competitive.

Out-of-network providers are not limited by any agreement with us in the amounts they bill. While benefit plans place limits on the amount of charges that will be considered for reimbursement, out-of-network providers have become increasingly sophisticated and aggressive and such limitations can be difficult to enforce. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.

If we lose our relationship with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and results of operations could be adversely affected.

We maintain contractual relationships with numerous pharmaceutical manufacturers, which provide us with, among other things:

•
discounts for drugs we purchase to be dispensed from our home delivery and specialty pharmacies;

•
discounts, in the form of rebates, for drug utilization;

•
fees for administering rebate programs, including invoicing, allocating and collecting rebates;

•
fees for services provided to pharmaceutical manufacturers by our specialty pharmacies; and

•
access to limited distribution specialty pharmaceuticals by our specialty pharmacies.

Our contracts with pharmaceutical manufacturers are typically non-exclusive and terminable on relatively short notice by either party. The consolidation of pharmaceutical manufacturers, the termination or material alteration of our contractual relationships, or our failure to renew such contracts on favorable terms could have a material adverse effect on our business and results of operations. In addition, arrangements between payors and pharmaceutical manufacturers have been the subject of debate in federal and state legislatures and various other public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations, relating to any of these programs could materially adversely affect our business and results of operations.

28 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be impaired.

More than 68,000 retail pharmacies, which represent over 99% of all United States retail pharmacies, participated in one or more of our networks as of December 31, 2018. The ten largest retail pharmacy chains represent approximately 61% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers' access to retail pharmacies and/or our business could be materially adversely affected. The entry of one or more additional large pharmacy chains into the pharmacy benefit management business, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume and/or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.

Changes in drug pricing or industry pricing benchmarks could materially impact our financial performance.

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and our pharmacy and specialty pharmacy clients, generally use "average wholesale price" or "AWP," which is published by a third party, as a benchmark to establish pricing for prescription drugs. If AWP is no longer published by third parties, we adopt other pricing benchmarks for establishing prices within the industry or future changes in drug prices substantially deviate from our expectations, the short- or long-term impacts may have a material adverse effect on our business and results of operations.

As a global company, we face political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect our multinational operations and/or our long-term growth.

As a global company, our business is increasingly exposed to risks inherent in foreign operations. These risks can vary substantially by market, and include political, legal, operational, regulatory, economic and other risks, including government intervention that we do not face in our U.S. operations. The global nature of our business and operations may present challenges including, but not limited to, those arising from:

•
geopolitical business conditions and demands, including the June 2016 referendum in the United Kingdom to leave the European Union;

•
regulation that may discriminate against U.S. companies, favor nationalization or expropriate assets;

•
price controls or other pricing issues and exchange controls; restrictions that prevent us from transferring funds out of the countries in which we operate; foreign currency exchange rates and fluctuations and restrictions on converting currencies from foreign operations into other currencies; uncertainty with respect to the interpretation of tax positions;

•
reliance on local employees and interpretations of labor laws in foreign jurisdictions;

•
managing our partner relationships in countries outside of the United States;

•
providing data protection on a global basis and sufficient levels of technical support in different locations;

•
the global trend for companies to enact local data residency requirements;

•
acts of war, terrorism, natural disasters or pandemics in locations where we operate; and

•
general economic and political conditions.

These factors may increase in significance as we continue to expand globally and operating in new foreign markets may require considerable management time before operations generate any significant revenues and earnings. Any one of these challenges could negatively affect our operations or long-term growth. For example, due to the concentration of our international business in South Korea, the International Markets segment is exposed to potential losses resulting from economic and regulatory changes in that country and the geopolitical climate in the Korean Peninsula, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and our consolidated financial results.

International operations also require us to devote significant resources to implement controls and systems in new markets to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth.

We are dependent on the success of our relationships with third parties for various services and functions.

To improve operating costs, productivity and efficiencies, we contract with third parties for the provision of specific services. Our operations may be adversely affected if a third party fails to satisfy its obligations to us, if the arrangement is terminated in whole or in part or if there is a

CIGNA CORPORATION - 2018 Form 10-K 29

Back to Contents

PART I
ITEM 1A. Risk Factors

contractual dispute between us and the third party. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations, any security breach involving one of our third-party vendors or a dispute between us and a third-party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.

Outsourcing also may require us to change our existing operations, adopt new processes for managing these service providers and/or redistribute responsibilities to realize the potential productivity and operational efficiencies. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, we may not realize, or not realize on a timely basis, the anticipated economic and other benefits of these relationships. This could result in substantial costs or regulatory compliance issues, divert management's attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning in whole or in part arrangements with key vendors could result in additional costs or penalties, risks of operational delays or potential errors and control issues during the termination or transition phase. We may not be able to find an alternative vendor in a timely manner or on acceptable terms. If there is an interruption in business or loss of access to data resulting from a security breach, termination or transition in services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be adversely impacted.

A significant disruption in service within our operations or among our key suppliers or other third parties could materially adversely affect our business and results of operations.

Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, data centers and corporate facilities, processing new and renewal business, maintaining appropriate shipment and storage conditions for prescriptions (such as temperature and protection from contamination) and mail order processing. In some instances, our ability to provide services or products (including processing and dispensing prescriptions) depends on the availability of services and products provided by suppliers, pharmaceutical manufacturers, vendors or shipping carriers. Any failure or disruption of our performance of, or our ability to perform, key business functions, including through unavailability or cyber-attack of our information technology systems or those of third parties, could cause slower response times, decreased levels of service satisfaction and harm to our reputation. In addition, because our information technology and other systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and clients, which could have material adverse effects on our business and results of operations.

Acquisitions, including our acquisition of Express Scripts, joint ventures and other transactions involve risks and we may not realize the expected benefits because of integration difficulties, underperformance relative to our expectations and other challenges.

As part of our growth strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements and other relationships (collectively referred to as "strategic transactions"). Our ability to achieve the anticipated benefits of these strategic transactions is subject to numerous uncertainties and risks, including our ability to integrate operations, resources and systems, including data security systems, in an efficient and effective manner.

The success of the Express Scripts acquisition will depend, in part, on our ability to successfully combine the businesses of Cigna and Express Scripts and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the combination. This integration is a complex, costly and time-consuming process, which may divert management's attention from ongoing business concerns.

Key risks of the Express Scripts integration include, but are not limited to, retaining existing clients and attracting new clients on profitable terms; maintaining employee morale and retaining key management and other employees; integrating two unique corporate cultures; consolidating corporate and administrative infrastructures and realizing operational synergies; integrating information technology, communications programs, financial procedures and operations, and other systems, procedures and policies; coordinating geographically separate organizations; managing tax costs or inefficiencies associated with integrating the operations of the combined company; and necessary modifications to internal financial control standards.

Integration activities may result in additional and unforeseen expenses, and the anticipated benefits of integration, including with respect to Express Scripts, may not be fully realized or may take longer to realize than expected. Delays or issues encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition of the combined company.

Strategic transactions could result in increased costs, including facilities and systems consolidation costs and costs to retain key employees, decreases in expected revenues, earnings or cash flows, and goodwill or other intangible asset impairment charges. Additional unanticipated costs may be incurred in the integration of Express Scripts' businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of those businesses, should allow us to more than offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, the trading price of our securities may decline if, among other things, we are unable to achieve the expected growth in earnings, if our operational cost savings estimates are not realized, or the transaction costs related to the acquisition and integration are greater than expected. The trading price also may decline if we do not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts.

Further, we may finance strategic transactions by issuing common stock for some or all of the purchase price that could dilute the ownership interests of our shareholders, or by incurring additional debt that could impact our ability to access capital in the future.

In addition, effective internal controls are necessary to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of businesses, including Express Scripts, is likely to cause increasing complexity in our systems and internal controls and make them more difficult to manage. Any difficulties in assimilating businesses into our control system could cause us to fail to meet our financial reporting

30 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information that could negatively impact the trading price of our securities and our access to capital.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers and health care professionals and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our clients, customers and health care professionals and hinder our ability to provide services and products, establish appropriate pricing for products and services, retain and attract clients and customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

As a large health service company, we are subject to cyber-attacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.

Our business depends on our clients' and customers' willingness to entrust us with their health-related and other sensitive personal information. Computer systems may be vulnerable to physical break-ins, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. There have been, and will likely continue to be, large scale cyber-attacks within the health service industry. As we increase the amount of personal information that we store and share digitally, our exposure to data security and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. If disruptions or breaches are not detected quickly, their effect could be compounded. We have implemented security technologies, processes and procedures to protect consumer identity and provide employee awareness training around phishing, malware and other cyber risks; however, there are no assurances that such measures will be effective against all types of breaches.

Cyber-security threats are rapidly evolving and those threats and the means for obtaining access to our proprietary systems are becoming increasingly sophisticated. Cyber-attacks can originate from a wide variety of sources including third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to the same types of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers' and clients' data.

The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers.

In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties could expose our customers' private information and our customers to the risk of financial or medical identity theft. Unauthorized dissemination of confidential and proprietary information about our business and strategy also could negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual confidentiality obligations and violate applicable laws. These events would negatively affect our ability to compete, others' trust in us, our reputation, customer base and revenues and expose us to mandatory disclosure (including to the media), litigation and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.

CIGNA CORPORATION - 2018 Form 10-K 31

PART I
ITEM 1A. Risk Factors

In managing medical practices and operating onsite clinics and other types of medical facilities, we may be subject to additional liability that could result in significant time and expense.

In addition to contracting with physicians and other health care providers for services, we employ physicians, nurses and other health care professionals at onsite low acuity and primary care practices and infusion clinics that we manage and operate for our customers, as well as certain clinics for our employees. We also provide in-home care through health care professionals that we employ, as well as, through third-party contractors. As such, we are subject to liability for negligent acts, omissions, or injuries occurring at one of these clinics or caused by one of our employees. The defense of any actions may result in significant expenses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
Legal and Compliance Risks

Our business is subject to substantial government regulation, as well as new laws or regulations or changes in existing laws or regulations that could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and related interpretations are increasing in number and complexity, are subject to frequent change and can be inconsistent or in conflict with each other.

Noncompliance with applicable regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.

We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. From time to time, certain legislative and/or regulatory proposals are made which seek to manage the health care industry, including managing prescription drug cost, regulating drug distribution and managing health records. The trading price of our securities may react to the announcement of such proposals. We are unable to predict whether any such policies or proposals will be enacted, or the specific terms thereof. Certain of these policies or proposals could, if enacted, adversely impact our business and results of operations.

Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer, restrict revenue and enrollment growth, increase our costs, including operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. We are required to obtain and maintain insurance and other regulatory approvals to market many of our products, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability.

Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to regulatory changes may have a material adverse effect on our results of operations, financial condition and cash flows, including, but not limited to, our ability to maintain the value of our goodwill and other intangible assets.

For more information on regulations to which we are subject, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.

There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, compliance with government contracts and increased regulatory oversight.

Through our Government business, we contract with CMS and various state governmental agencies to provide managed health care services including Medicare Advantage plans and Medicare-approved prescription drug plans. If we fail to comply with CMS's contractual requirements, including data submission, enrollment and marketing, provider network adequacy, provider directory accuracy, quality measures, claims payment, continuity of care and call center performance, we may be subject to administrative actions, fines or other penalties that could impact our profitability.

Revenues from Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS and/or applicable state or local governments. Funding for these programs is dependent on many factors outside our control including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities. These entities generally have the right to not renew or cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding, such as the application of sequestration by the federal or state governments or the failure to provide for continued appropriations or regular ongoing scheduled payments to us, could substantially reduce our revenues and profitability.

The Medicare program has been the subject of regulatory reform initiatives. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of factors, many of which are outside our control. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. A plan's Star Rating affects its image in the market and plans that perform well are able to market more effectively and for longer periods of time than other plans. Our Medicare Advantage plans' and Medicare Part D plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. A portion of each Medicare Advantage plan's reimbursement is tied to the plan's Star Rating, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. There can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our Star Ratings. Accordingly, our plans may not be eligible for full level quality bonuses,

32 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

which could adversely affect the benefits such plans can offer, reduce membership and/or impact our financial performance. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Information – Health Care Industry Developments and Other Matters Affecting our Global Health Care Segment for additional information on our Star Ratings.

On November 1, 2018, CMS released a proposed rule that would revise its Risk Adjustment Data Validation methodology by, among other things, excluding an adjustment for underlying fee-for-service data errors and extrapolating RADV results at the contract level. If adopted in its current form, the rule could have a detrimental impact to all Medicare Advantage insurers and affect the ability of plans to deliver high quality health care for the population served. While it is uncertain that CMS will issue the rule as proposed, if adopted, it could have a material impact on the Company's future results of operations.

Our participation in health insurance exchanges for individuals and small employers involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. The executive order signed in October 2017 that halted payment of the cost sharing reduction subsidies has created additional uncertainty regarding the future of public health insurance exchanges. Risk adjustment balances are subject to audit and adjustment by CMS.

Any failure to comply with various state and federal health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs, could result in investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws. This could subject us to damage awards, fines, penalties or other enforcement actions, restrictions on our ability to market or enroll new customers, limits on expansion, restrictions or exclusions from programs or other agreements with federal or state governmental agencies, which could adversely impact our business, cash flows, financial condition, results of operations and reputation.

We face risks related to litigation, regulatory audits and investigations.

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of business, including that of administering and insuring employee benefit programs. These legal matters could include benefit claims, breach of contract actions, tort claims, claims arising from consumer protection laws, false claims act laws, claims disputes under federal or state laws and disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, antitrust claims, employee benefit claims, wage and hour claims, tax, privacy, intellectual property and whistleblower claims, shareholder suits and other securities law claims and real estate disputes. In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes including disputes over compensation or contractual provisions, ERISA claims, allegations related to calculations of cost sharing and claims related to our administration of self-funded business. There are currently, and may be in the future, attempts to bring class action lawsuits against the company and other companies in our industry; individual plaintiffs also may bring multiple claims regarding the same subject matter against us and other companies in our industry.

Court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. We seek to procure insurance coverage to cover some of these potential liabilities. However, certain potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. It is possible that the resolution of current or future legal matters and claims could result in changes to our industry and business practices, losses material to our results of operations, financial condition and liquidity or damage to our reputation.

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare and pharmacy departments, attorneys general, CMS and the OIG and comparable authorities in foreign jurisdictions. With respect to our Medicare Advantage and Medicare Part D businesses, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. The Department of Justice is conducting an industry review of the risk adjustment data submission practices and business processes, including review of medical charts, of Cigna and a number of other Medicare Advantage organizations under Medicare Parts C and D. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health service, disability and life insurance industries, including with respect to claims payment and related escheat practices, and increased scrutiny by other state and federal governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.

In addition, various governmental agencies have conducted investigations and audits into certain pharmacy benefit management practices. Many of these investigations and audits have resulted in other companies agreeing to civil penalties, including the payment of money and corporate integrity agreements. We cannot predict what effect, if any, such governmental investigations and audits may ultimately have on us or on the industry in general. However, we may experience government scrutiny and audit activity which may result in the payment or offset of prior reimbursements from the government.

Regulatory audits or reviews or actions by other governmental agencies could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including restrictions on our ability to market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity. In addition, disclosure of an adverse investigation or audit or the imposition of fines or other sanctions could negatively affect our reputation in certain markets and make it more difficult for us to sell our products and services.

A description of material pending legal actions and other legal and regulatory matters is included in Note 19 to our Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain.

CIGNA CORPORATION - 2018 Form 10-K 33

Back to Contents

PART I
ITEM 1A. Risk Factors

If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially and adversely affected.

Most of our activities involve the receipt, use, storage or transmission of a substantial amount of individuals' protected health information and personally identifiable information. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such data to pharmaceutical manufacturers and third-party data aggregators and analysts. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements or may hold us liable for any violations by our vendors. We are also subject to various other consumer protection laws that regulate our communications with customers. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. International laws, rules and regulations governing the use and disclosure of such information, such as the GDPR, are generally more stringent than in the United States, and they vary across jurisdictions.

These laws, rules, and contractual requirements are subject to change. Compliance with new privacy, security and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA may further restrict our ability to collect, disclose and use sensitive personal information and may impose additional compliance requirements on our business.

HIPAA requires covered entities to comply with the HIPAA privacy, security and breach rules. In addition, business associates must comply with the HIPAA security and breach requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain sensitive personal information in order to provide services to these customers. HHS has continued its audit program to assess HIPAA compliance efforts by covered entities and has expanded it to include business associates. In addition, HHS has increased its enforcement efforts. These efforts can result in enforcement actions that are the result of investigations brought on by the notification to HHS of a breach. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position, cash flows and reputation.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act legislation and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.

In addition, provider or customer fraud that is not prevented or detected could impact our medical costs or those of our self-insured clients. Further, during an economic downturn, we may experience increased fraudulent claims volume that may lead to additional costs due to an increase in disputed claims and litigation.

Economic Risks

Significant stock market or interest rate declines could result in additional unfunded pension obligations resulting in the need for additional plan funding by us and increased pension expenses.

We currently have unfunded obligations in our frozen pension plans. A significant decline in the value of the plans' equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We are also exposed to interest rate and equity risk associated with our pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 13 to our Consolidated Financial Statements for more information on our obligations under the pension plans.

Significant changes in market interest rates affect the value of our financial instruments that promise a fixed return or benefit and the value of particular assets and liabilities.

As an insurer, we have substantial investment assets that support insurance and contractholder deposit liabilities. Generally low levels of interest rates on investments, such as those experienced in U.S. and foreign financial markets during recent years, have negatively impacted our level of investment income earned in recent periods.

A substantial portion of our investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions. A rise in interest rates would likely reduce the value of our investment portfolio and increase interest expense if we were to access our available lines of credit.

34 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and could negatively affect our ability to access capital.

Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically and there can be no assurance that current ratings will be maintained in the future. A downgrade of any of these ratings in the future could make it more difficult to either market our products successfully or raise capital to support business growth within our insurance subsidiaries.

Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads that could impact our ability to raise or deploy capital and affect our overall liquidity.

If the equity and credit markets experience extreme volatility and disruption, there could be downward pressure on stock prices and restricted access to capital for certain issuers without regard to those issuers' underlying financial strength. Extreme disruption in the credit markets could adversely impact our access to, and cost of, capital in the future.

In the event of adverse economic and industry conditions, we may be required to dedicate a greater percentage of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes, such as investments and other expenditures in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, our ability to execute our strategy may be limited, our flexibility in planning for or reacting to changes in business and market conditions may be reduced, or our access to capital markets may be limited such that additional capital may not be available or may be available only on unfavorable terms.

In connection with the combination with Express Scripts, we have considerably higher levels of indebtedness than Cigna and Express Scripts previously carried, which will result in higher relative debt service costs and less cash flow from operations available to fund growth, stock repurchases and other corporate purposes during our deleveraging process.

The long-term indebtedness of Cigna was approximately $39.5 billion as of December 31, 2018. This level of indebtedness:

•
requires us to dedicate a greater percentage of our cash flow from operations to debt payments, thereby reducing the availability of cash flow to fund capital expenditures, pursue other acquisitions or investments in new technologies, make stock repurchases, pay dividends and for general corporate purposes;

•
increases our vulnerability to general adverse economic conditions, including increases in interest rates for our borrowings that bear interest at variable rates and are in a greater amount than floating rate assets held, or if such indebtedness is refinanced at a time when interest rates are higher; and

•
limits our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry.

The covenants to which we have agreed in connection with the financing, and our indebtedness and higher debt-to-equity ratio in comparison to that of Cigna or Express Scripts on a recent historical basis, may have the effect, among other things, of restricting our financial and operating flexibility to respond to changing business and economic conditions, creating competitive disadvantages compared to other competitors with lower debt levels during the deleveraging process.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.

Many factors, including geopolitical issues, future economic downturns, availability and cost of credit and other capital and consumer spending can negatively impact the U.S. and global economies. Our results of operations could be materially and adversely affected by the impact of unfavorable economic conditions on our customers (both employers and individuals), health care providers, pharmacy manufacturers, pharmacy providers and third-party vendors. For example:

•
Employers may take action to reduce their operating costs by modifying, delaying or canceling plans to purchase our products or making changes in the mix of products purchased that are unfavorable to us.

•
Higher unemployment rates and workforce reductions could result in lower enrollment in our employer-based plans (including an increase in the number of employees who opt out of employer-based plans) or our individual plans.

•
Because of unfavorable economic conditions or the ACA, employers may stop offering health care coverage to employees or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs.

•
Our historical disability claim experience and industry data indicate that submitted disability claims rise under adverse economic conditions.

•
If clients are not successful in generating sufficient funds or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.

•
Our clients or potential clients may force us to compete more vigorously on factors such as price and service to retain or obtain their business.
CIGNA CORPORATION - 2018 Form 10-K 35

Back to Contents

PART I
ITEM 1A. Risk Factors

•
Our clients may be acquired, consolidated, or otherwise fail to successfully maintain or grow their business or workforce which could reduce the number of customers we serve or otherwise result in lower than anticipated utilization of our services.

•
A prolonged unfavorable economic environment could adversely impact the financial position of hospitals and other health care providers, potentially increasing our medical costs as these providers attempt to maintain revenue levels in their efforts to adjust to their own economic challenges.

•
Our third-party vendors could significantly and quickly increase their prices or reduce their output to reduce their operating costs. Our business depends on our ability to perform necessary business functions in an efficient and uninterrupted fashion.

These factors could lead to a decrease in our customer base, revenues or margins and/or an increase in our operating costs.

In addition, during a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced or delayed reimbursements or payments in state and federal government programs such as Medicare and Social Security or under contracts with government entities. These state and federal budgetary pressures also could cause the government to impose new or a higher level of taxes or assessments on us, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to the credit risk of our reinsurers.

We enter into reinsurance arrangements with other insurance companies, primarily to limit losses from large exposures or to permit recovery of a portion of direct losses. We also may enter into reinsurance arrangements in connection with acquisition or divestiture transactions when the underwriting company is not being acquired or sold.

Under all reinsurance arrangements, reinsurers assume insured losses, subject to certain limitations or exceptions that may include a loss limit. These arrangements also subject us to various obligations, representations and warranties with the reinsurers. Reinsurance does not relieve us of liability as the originating insurer. We remain liable to the underlying policyholders if a reinsurer defaults on obligations under the reinsurance arrangement. Although we regularly evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies, reinsurers may become financially unsound. If a reinsurer fails to meet its obligations under the reinsurance contract or if the liabilities exceed any applicable loss limit, we will be forced to cover the claims on the reinsured policies.

The collectability of amounts due from reinsurers is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract and the magnitude and type of collateral supporting our reinsurance recoverable, such as holding sufficient qualifying assets in trusts or letters of credit issued. Although a portion of our reinsurance exposures are secured, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our results of operations, financial condition and liquidity.

36 CIGNA CORPORATION - 2018 Form 10-K

PART I
ITEM 1B. Unresolved Staff Comments

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our global real estate portfolio consists of approximately 13.3 million square feet of owned and leased properties. Our domestic portfolio has approximately 11.3 million square feet in 43 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Our international properties contain approximately 2.0 million square feet located throughout the following countries: Australia, Belgium, Canada, China, Hong Kong, India, Indonesia, Kenya, Kuwait, Lebanon, Malaysia, New Zealand, Oman, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

Our principal domestic office locations include the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters), Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania, and Express Scripts' corporate offices located at and around One Express Way in St. Louis, Missouri. The Wilde Building measures approximately 893,000 square feet and is owned. Express Scripts' campus measures approximately 1.2 million square feet of leased space and Two Liberty Place measures approximately 322,000 square feet and is leased space.

The home delivery pharmacy operations of Express Scripts consist of five non-dispensing order processing pharmacies, five patient contact centers and four high-volume automated mail order dispensing pharmacies located throughout the United States. Express Scripts' mail order dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey. Express Scripts also has seven specialty home delivery pharmacies and 20 specialty branch pharmacies.

We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.

ITEM 3. Legal Proceedings

The information contained under "Litigation Matters" and "Regulatory Matters" in Note 19 to our Financial Statements beginning on page 115 of this Form 10-K, is incorporated herein by reference.

CIGNA CORPORATION - 2018 Form 10-K 37

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

LISA R. BACUS, 54, Executive Vice President and Chief Marketing Officer of Cigna beginning May 2013 and Chief Customer Officer beginning February 2017; Executive Vice President and Chief Marketer at American Family Insurance from February 2008 until May 2013.

MARK L. BOXER, 59, Executive Vice President and Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; and Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011.

DAVID M. CORDANI, 53, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.

BRIAN C. EVANKO, 42, President, Government Business beginning November 2017; President, U.S. Individual Business from August 2013 to November 2017; Business Financial Officer, Cigna Global Individual, Health, Life and Accident from September 2012 to August 2013; Chief Actuary, Cigna Global Individual, Health, Life and Accident from December 2008 to September 2012.

NICOLE S. JONES, 48, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.

MATTHEW G. MANDERS, 57, President, Strategy and Solutions beginning November 2018; President, Government & Individual Programs and Group Insurance from February 2017 through November 2017; President, U.S. Markets from June 2014 until February 2017; President, Regional and Operations from November 2011 until June 2014; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; and President, Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010.

STEVEN B. MILLER, 61, Executive Vice President and Chief Clinical Officer beginning December 2018; Senior Vice President and Chief Medical Officer of Express Scripts from October 2007 through December 2018.

JOHN M. MURABITO, 60, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

ERIC P. PALMER, 42, Executive Vice President and Chief Financial Officer beginning June 2017; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; Vice President, Business Financial Officer, Health Care from April 2012 to November 2015; and Vice President, Business Financial Officer, U.S. Commercial Markets from June 2010 to April 2012.

JASON D. SADLER, 50, President, International Markets beginning June 2014; President, Global Individual Health, Life and Accident from July 2010 until June 2014; and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

MICHAEL W. TRIPLETT, 57, President, U.S. Markets beginning February 2017; Regional Segment Lead from June 2009 to February 2017.

TIMOTHY C. WENTWORTH, 58, President, Health Services beginning December 2018; Chief Executive Officer of Express Scripts from May 2016 until December 2018; President from February 2014 through December 2018; and Senior Vice President and President, Sales and Account Management from April 2012 until February 2014.

38 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data – Stock and Dividend Data" appears on page 129 of this Form 10-K. As of December 31, 2018, the number of shareholders of record was 38,262. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2018:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2018	408	$213.81	—	$2,723,207,261
November 1-30, 2018	2,399	$217.59	—	$2,723,207,261
December 1-31, 2018	568,958	$183.94	288,644	$946,464,758

Total	571,765	$183.04	288,644	N/A

(1)
Represents shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 408 shares in October, 2,399 shares in November and 280,314 shares in December 2018.

(2)
Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program may be suspended or discontinued at any time. In 2018, the Company repurchased approximately 1.6 million shares for $330 million. On December 20, 2018, in connection with the merger with Express Scripts, the remaining authority of approximately $2.7 billion expired. The Board re-authorized $1 billion of share repurchase at that time. Remaining authorization under the program was approximately $950 million as of December 31, 2018. From January 1, 2019 through February 27, 2019, the Company repurchased 1.9 million shares for approximately $356 million, leaving the remaining repurchase authority at $590 million as of February 27, 2019.

(3)
Approximate dollar value of shares is as of the last date of the applicable month.
CIGNA CORPORATION - 2018 Form 10-K 39

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Five Year Cumulative Total Shareholder Return*
December 31, 2013 – December 31, 2018

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

Cigna	$100	$118	$167	$153	$232	$217

S&P 500	$100	$114	$115	$129	$157	$150

S&P Managed Health Care, Life & Health Ins. Indexes**	$100	$126	$146	$176	$245	$260

*
Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2013 and that all dividends were reinvested.

**
Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.
40 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 6. Selected Financial Data

ITEM 6. Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014

Total revenues (1)(2)	$48,650	$41,806	$39,838	$38,098	$35,096
Shareholders' net income	$2,637	$2,237	$1,867	$2,094	$2,102
Net income	$2,646	$2,232	$1,843	$2,077	$2,094

Shareholders' net income per share
Basic	$10.69	$8.92	$7.31	$8.17	$7.97
Diluted	$10.54	$8.77	$7.19	$8.04	$7.83
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Cash and investments	$32,829	$31,591	$30,000	$26,681	$25,762
Total assets	$153,226	$61,759	$59,366	$57,094	$55,876
Long-term debt	$39,523	$5,199	$4,756	$5,020	$4,979
Total liabilities	$112,154	$47,999	$45,605	$45,005	$45,021
Shareholders' equity	$41,028	$13,711	$13,699	$12,011	$10,750

(1)
Effective January 1, 2018, the Company adopted Accounting Standards Update 2014-09 and related amendments that provided updated guidance on revenue recognition. This new guidance was adopted retrospectively and, accordingly, prior year amounts have been adjusted. See Note 2 to the Consolidated Financial Statements for additional information.

(2)
Effective December 31, 2018, as a result of the acquisition of Express Scripts (see Note 3 to the Consolidated Financial Statements), the Company adopted Article 5 of Regulation S-X issued by the Securities and Exchange Commission. As a result, realized investment results are no longer included in revenues. Prior year revenues have been adjusted to conform to the new presentation.
CIGNA CORPORATION - 2018 Form 10-K 41

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to our Consolidated Financial Statements for additional information regarding the Company's significant accounting policies. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

In this MD&A, our consolidated measures "adjusted income from operations," earnings per share on that same basis, and "adjusted revenues" are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures "shareholders' net income," "earnings per share" and "total revenues." As discussed in Note 21, we also use pre-tax adjusted income from operations and adjusted revenues to measure the results of our segments.

We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income (or income before taxes for the segment metric) excluding realized investment gains and losses, amortization of acquired intangible assets, results of Anthem, Inc. and Coventry Health Care Inc. ("Coventry") (collectively, the "transitioning clients") (see the "Key Transactions and Developments" section of the MD&A for further discussion of transitioning clients) and special items. Beginning in 2018, Cigna's share of certain realized investment results of its joint ventures reported using the equity method of accounting are also excluded. Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•
Realized investment gains (losses), including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.

•
Amortization of acquired intangible assets, because these relate to costs incurred for acquisitions.

•
Results of transitioning clients, because those results are not indicative of ongoing results.

•
Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters. See Note 21 to the Consolidated Financial Statements for descriptions of special items.

Adjusted revenues is defined as total revenues excluding the following adjustments: revenue contributions from transitioning clients, special items and, beginning in 2018, Cigna's share of certain realized investment results of its joint ventures reported using the equity method of accounting.

Executive Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health service organization dedicated to a mission of helping those we serve improve their health, well-being and peace of mind. Our evolved strategy in support of our mission is Go Deeper, Go Local, Go Beyond using a differentiated set of medical, pharmacy, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. For further information on our business and strategy, see Item 1, "Business" in this Form 10-K.

As described more fully in Note 3 to our Consolidated Financial Statements, on March 8, 2018, we entered into a merger agreement with Express Scripts Holding Company ("Express Scripts"). Following entry into the merger agreement and throughout the pendency of the transaction, Cigna and Express Scripts designed integration plans to implement a new management and business reporting structure for the combined company upon closing. On December 20, 2018, we completed the acquisition of Express Scripts and, our segments have changed effective in the fourth quarter of 2018. See Note 1 to our Consolidated Financial Statements for a description of our segments. Prior year financial information has been restated to reflect this new segment presentation. Additionally, as described further in Note 2 to the

42 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Financial Statements, we adopted Article 5 of Regulation S-X issued by the Securities and Exchange Commission effective December 31, 2018. Results of 2018 include 11 days of Express Scripts activity beginning December 21.

Financial Summary

Summarized below are certain key measures of our performance for the years ended December 31:

	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)

(Dollars in millions, except per share amounts)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016

Revenues
Adjusted revenues by segment
Integrated Medical	$32,791	$29,035	$27,395	13%	6%
Health Services	6,606	4,241	4,066	56	4
International Markets	5,366	4,901	4,537	9	8
Group Disability and Other	5,061	5,075	5,108	–	(1)
Corporate, including eliminations	(1,713)	(1,446)	(1,268)	(18)	(14)

Adjusted revenues	48,111	41,806	39,838	15	5
Revenue contributions from transitioning clients	459	–	–	N/M	N/M
Net realized investment (losses) from equity method subsidiaries	(43)	–	–	N/M	N/M
Special items reported in transaction-related costs (1)	123	–	–	N/M	N/M

Total revenues	$48,650	$41,806	$39,838	16%	5%

Shareholders' net income	$2,637	$2,237	$1,867	18%	20%

Adjusted income from operations	$3,557	$2,668	$2,104	33%	27%

Earnings per share (diluted)
Shareholders' net income	$10.54	$8.77	$7.19	20%	22%
Adjusted income from operations	$14.22	$10.46	$8.10	36%	29%

Pre-tax adjusted income from operations by segment
Integrated Medical	$3,502	$2,922	$2,592	20%	13%
Health Services	380	288	268	32	7
International Markets	735	654	538	12	22
Group Disability and Other	529	517	275	2	88
Corporate	(403)	(375)	(362)	(7)	(4)

Consolidated pre-tax adjusted income from operations	4,743	4,006	3,311	18	21
Adjustment for transitioning clients	62	–	–	N/M	N/M
Income (loss) attributable to noncontrolling interests	14	(2)	(20)	800	90
Realized investment (losses) gains	(124)	237	169	(152)	40
Amortization of acquired intangible assets	(235)	(115)	(151)	(104)	24
Special items	(879)	(520)	(330)	(69)	(58)

Income before income taxes	$3,581	$3,606	$2,979	(1)%	21%

(1)
For additional information related to net investment income included in transaction-related costs, please refer to Note 3 to the Consolidated Financial Statements in this Form 10-K.
CIGNA CORPORATION - 2018 Form 10-K 43

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations (GAAP Basis)

Financial Summary

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)

(in millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016

Premiums	$36,113	$32,491	$30,824	$3,622	11%	$1,667	5%
Fees and other revenues	5,578	5,110	4,901	468	9	209	4
Pharmacy revenues	5,479	2,979	2,966	2,500	84	13	–
Net investment income	1,480	1,226	1,147	254	21	79	7

Total revenues	48,650	41,806	39,838	6,844	16	1,968	5

Medical costs and other benefit expenses	27,528	25,263	24,341	2,265	9	922	4
Pharmacy and other service costs	4,793	2,456	2,468	2,337	95	(12)	–
Selling, general and administrative expenses	11,934	10,030	9,790	1,904	19	240	2
Amortization of acquired intangible assets	235	115	151	120	104	(36)	(24)

Total benefits and expenses	44,490	37,864	36,750	6,626	17	1,114	3

Income from operations	4,160	3,942	3,088	218	6	854	28
Interest expense and other	(498)	(252)	(278)	(246)	(98)	26	9
Debt extinguishment costs	–	(321)	–	321	100	(321)	N/M
Net realized investment gains (losses)	(81)	237	169	(318)	(134)	68	40

Income before income taxes	3,581	3,606	2,979	(25)	(1)	627	21
Income taxes	935	1,374	1,136	(439)	(32)	238	21

Net income	2,646	2,232	1,843	414	19	389	21
Less: net income (loss) attributable to noncontrolling
interests	9	(5)	(24)	14	280	19	79

Shareholders' net income	$2,637	$2,237	$1,867	$400	18%	$370	20%

Consolidated effective tax rate	26.1%	38.1%	38.1%	1,200bps		–bps

Medical customers (in thousands)
Integrated Medical	15,389	14,828	13,970	561	4%	858	6%
International Markets	1,572	1,549	1,488	23	1	61	4

Total	16,961	16,377	15,458	584	4%	919	6%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations (non-GAAP):

				Diluted Earnings Per Share

	For the Years Ended December 31,			For the Years Ended December 31,

(Dollars in millions, except per share amounts)	2018	2017	2016	2018	2017	2016

Shareholders' net income	$2,637	$2,237	$1,867	$10.54	$8.77	$7.19
– Adjustment for transitioning clients	(47)	–	–	(0.19)	–	–
– Net realized investment losses (gains)	104	(156)	(109)	0.42	(0.61)	(0.42)
– Amortization of acquired intangible assets	177	66	94	0.71	0.26	0.36
Special items
– Transaction-related costs (see Note 3 to our Consolidated Financial Statements)	669	33	147	2.67	0.13	0.56
– Charges associated with litigation matters discussed in Note 19D. to our Consolidated Financial Statements	19	–	25	0.08	–	0.10
– U.S. tax reform (see Note 18 to our Consolidated Financial Statements)	(2)	196	–	(0.01)	0.77	–
– Debt extinguishment costs (see Note 5 to our Consolidated Financial Statements)	–	209	–	–	0.82	–
– Long-term care guaranty fund assessment (see Note 19C. to our Consolidated Financial Statements)	–	83	–	–	0.32	–
– Risk corridor allowance (see Note 21 to our Consolidated Financial Statements)	–	–	80	–	–	0.31

Adjusted income from operations	$3,557	$2,668	$2,104	$14.22	$10.46	$8.10

44 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings and Revenue Commentary

Shareholders' net income increased in 2018 compared with 2017, primarily driven by a lower effective tax rate. Income before income taxes was essentially flat, reflecting higher adjusted income from operations, largely offset by reduced realized investment results and higher special item charges due to transaction costs associated with the Express Scripts acquisition. In 2017, the increase in shareholders' net income as compared to 2016 was due to higher adjusted income from operations, with special item charges for debt extinguishment costs and charges resulting from U.S. Tax reform partially offsetting the increase.

Adjusted income from operations increased in 2018 compared with 2017, primarily due to earnings growth across all of our segments, including contributions from the acquired Express Scripts business and the lower effective tax rate in 2018. In 2017, the increase in adjusted income from operations compared with 2016 was due to earnings growth across all of our segments.

Medical customers increased in both 2018 and 2017, compared with each prior year primarily resulting from growth in the Commercial and Government segments. See the Integrated Medical segment section for additional discussion.

Revenues increased in both 2018 and 2017, primarily due to business growth in the Integrated Medical and International Markets segments. In 2018, revenues from the acquired Express Scripts business of $2.6 billion also contributed to the increase. Detailed revenue items are discussed further below.

    •
    Premiums increased in 2018 compared with 2017, primarily reflecting customer growth in Integrated Medical including contributions from specialty products as well as growth in International Markets. Also contributing to the increase were higher premium rates in our Integrated Medical segment driven by: 1) underlying medical trend; 2) suspension of the government's cost share reduction subsidies; and 3) resumption of the health insurance industry tax. The increase in 2017 compared with 2016 primarily resulted from customer growth in the Commercial segment and in International Markets, partially offset by decreases in Government segment premiums due to Medicare disenrollment.

    •
    Pharmacy revenues increased in 2018 compared with 2017 primarily resulting from contributions from the acquired Express Scripts business. See the Health Services section of this MD&A for further discussion of pharmacy revenues and costs.

    •
    Fees and other revenues. The increases in both 2018 and 2017 compared with each prior year were primarily attributable to growth in our specialty businesses and an increased customer base for our administrative services only ("ASO") business. In 2018, contributions from the acquired Express Scripts business also contributed to the increase.

    •
    Net investment income was higher in 2018 compared with 2017, reflecting growth in average assets and higher yields, largely driven by increased partnership income. Net investment income in 2018 also included $123 million earned from proceeds on the debt issued in September 2018 that is reported as a special item. Those debt proceeds were used to finance the Express Scripts acquisition on December 20, 2018. In 2017, net investment income increased compared with 2016, driven by growth in average invested assets, partially offset by lower yields.

Commentary on Other Components of Consolidated Results of Operations
•
Medical costs and other benefit expenses increased in both 2018 and 2017, compared with the prior year, reflecting customer growth in Integrated Medical and International Markets, as well as medical cost inflation in Integrated Medical.

•
Selling, general and administrative expenses increased in 2018 compared with 2017, driven by higher transaction-related costs associated with the acquisition of Express Scripts, resumption of the health insurance industry tax and volume-based expenses reflecting business growth. In 2017, the increase in selling, general and administrative expenses compared with 2016 reflected a long-term care guaranty fund assessment and higher volume-based expenses reflecting business growth. These increases were offset by suspension of the health insurance industry tax in 2017 and a reduction in costs related to our Center for Medicare and Medicaid Services ("CMS") audit response.

•
Amortization of acquired intangible assets increased in 2018 compared with 2017, primarily reflecting the impact of the acquired Express Scripts business. The decrease in 2017 compared with 2016 was driven by the expected continuing decline in amortization from our 2012 acquisition of HealthSpring, Inc.

•
Interest expense and other increased significantly in 2018 compared with 2017, primarily due to $227 million of interest incurred on debt issued in the third quarter of 2018 prior to the acquisition of Express Scripts. This amount is included in the overall special item for transaction-related costs, net of $123 million of investment income earned on the debt proceeds through the closing date of the transaction.

•
Realized investment results  declined significantly in 2018 compared with 2017, resulting from lower gains on sales of alternative, partnership and fixed maturity investments as well as mark-to-market losses on equity securities reported in net income as required by Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Liabilities, beginning in 2018 (see Note 2 to our Consolidated Financial Statements). In 2017, realized investment results increased compared with 2016, primarily due to higher gains on sales of alternative and real estate investments, as well as lower impairment losses.

•
The consolidated effective tax rate  decreased in 2018 compared with 2017, primarily due to a lower U.S. tax rate in 2018, partially offset by resumption of the non-deductible health insurance industry tax and the absence of the incremental tax benefit recognized in the second quarter of 2017 for certain transaction costs associated with the terminated merger with Anthem. In 2017, the effective tax rate was flat compared with 2016. The unfavorable impact of additional tax expense associated with the U.S. tax reform legislation enacted in 2017 was offset by favorable effects of a suspension of the health insurance industry tax in 2017 and an incremental tax benefit from previously non-deductible transaction-related costs. See Note 18 to our Consolidated Financial Statements for additional information.
CIGNA CORPORATION - 2018 Form 10-K 45

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Key Transactions and Developments

Acquisition of Express Scripts

As discussed in more detail in Note 3 to the Consolidated Financial Statements, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion. See the "Liquidity" section of this MD&A for further discussion of the financing of this transaction.

We incurred a significant amount of costs related to this acquisition, both before and after closing. These costs are being reported in "transaction-related costs" as a special item and excluded from adjusted income from operations. The results of Express Scripts are included in Cigna's consolidated financial information from the date of the acquisition.

On January 30, 2019, Anthem exercised its early termination right and terminated the pharmacy benefit management services agreement with us, effective March 1, 2019. There is a twelve-month transition period ending March 1, 2020. It is expected that the transition of Anthem's customers will occur at various dates, as informed by Anthem's technology platform migration schedule. Over the next twelve months, we will focus on an effective transition of this relationship and related services over Anthem's accelerated timeline. We exclude the results of Express Scripts' contract with Anthem (and also Coventry) from our non-GAAP reporting metric "adjusted income from operations." We refer to this adjustment as "transitioning clients."

U.S. Tax Reform Legislation

Major U.S. tax reform legislation was signed into law on December 22, 2017. The legislation reduced the corporate income tax rate from 35% to 21% effective January 1, 2018, among other things. See Note 18 to our Consolidated Financial Statements for further discussion of the impacts of this legislation on our results of operations.

46 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Health Care Industry Developments and Other Matters Affecting Our Integrated Medical and Health Services Segments

The "Regulation" section of this Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS and the Departments of the Treasury and Health and Human Services ("HHS"). The table presented below provides an update of the impact of these items and other matters affecting our Integrated Medical and Health Services segments as of December 31, 2018.

Item	Description

Medicare Advantage	Medicare Star Quality Ratings ("Star Ratings"): Medicare Advantage ("MA") plans must have a Star Rating of four Stars or greater to qualify for bonus payments. Approximately 60% of our Medicare Advantage customers were in a four Star or greater plan for bonus payments received in 2018. We expect this percentage to increase to 72% for bonus payments to be received in 2019 and to 76% in 2020.

MA Rates: Final MA reimbursement rates for 2019 were published by CMS in April 2018. Preliminary MA reimbursement rates for 2020 were published by CMS in February 2019. We do not expect the new rates to have a material impact on our consolidated results of operations in 2019 and 2020.

Risk Adjustment Validation ("RADV") Audits: As discussed in the "Regulation" and "Risk Factors" sections of this Form 10-K, our MA business is subject to reviews, including RADV audits. In 2012, CMS released a payment methodology that provided for sample audit error rates to be extrapolated to the entire MA contract after comparing audit results to a similar audit of Medicare Fee for Service (the "FFS Adjuster"), including any errors in the Medicare FFS data. This comparison is necessary to determine the true economic impact of the audit, if any, because the government uses the Medicare FFS data to determine adjustments to MA payment rates for various health conditions to establish actuarial equivalency in payment rates as required by the Medicare statute.

In the fourth quarter of 2018, CMS issued a proposed rule that included, among other things, extrapolation of the error rate related to audit findings without applying the FFS Adjuster. This rule is discussed further in the Regulation section of this Form 10-K on page 20. If adopted in its current form, the rule could have a detrimental impact to all Medicare Advantage insurers and affect the ability of plans to deliver high quality health care for the population served. While it is uncertain that CMS will issue the rule as proposed, if they did, it could have a material impact on the Company's future results of operations.

Health Care Reform Act Tax	Health Insurance Industry Tax: Federal legislation imposed a moratorium on the health insurance industry tax for 2017 and 2019. The industry tax was assessed in 2018 and, under current law, will be imposed in 2020. The industry tax for Cigna in 2018 was $370 million ($205 million for Commercial and $165 million for Government). For our Commercial business, the tax was reflected in our 2018 premium rates and did not have a material effect on shareholders' net income in 2018. For our Medicare business, the earnings impact in 2018 resulting from this renewed tax was somewhat offset with benefit and pricing changes. Because this tax is not deductible for federal income tax purposes, it negatively impacted our effective tax rate in 2018.

Public Health Exchanges	Market Participation: For 2018, we offered individual coverage on six public health insurance exchanges in the following states: Colorado, Illinois, Missouri, North Carolina, Tennessee and Virginia. For 2019, we expanded our individual coverage to Arizona while continuing to offer coverage on all of the other six exchanges as in 2018.

Cost Sharing Reduction Subsidies: The Patient Protection and the Affordable Care Act ("ACA") provides for cost sharing reductions that offset the amount that qualifying customers pay for deductibles, copayments and coinsurance. The federal government provided funding for the cost sharing reduction subsidies to the qualifying customer's insurer until October 2017 when these payments were stopped. The attorneys general of 18 states and the District of Columbia sued the current administration, seeking to require the administration to continue paying these subsidies. In October 2017, the court denied the attorney generals' request for an injunction, allowing the government to stop paying the cost sharing reduction subsidies to insurers during the pendency of the matter. In July 2018, the court granted a motion by the states to dismiss the lawsuit without prejudice, meaning the states may refile a lawsuit at a later time. Certain insurers have sued the federal government for failure to pay cost sharing reduction subsidies as well, and a judge in two of those actions has ruled in favor of the insurers. We will continue to monitor developments. Our premium rates for the 2018 and 2019 plan years reflect the government's decision to cease paying these subsidies.

Prescription Drug Pricing	As discussed in the Regulation section on page 20 of this Form 10-K, prescription drug pricing and the role of pharmacy benefit managers have been a focus of the current administration. In February 2019, the HHS proposed changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers in the context of these government programs. The proposed regulations in their current form apply solely to Medicare Part D and Medicaid programs that include our Government business in the Integrated Medical segment. The proposed regulations also seek to create new safe harbor protections for fixed fee services arrangements between drug manufacturers and pharmacy benefit managers, as well as protections for discounts offered at the point of sale. These proposed regulations, if adopted as written, could affect current industry practices. We do not expect them to have a material effect on our business or results of operations. This area continues to be the subject of legislative and regulatory activity.

CIGNA CORPORATION - 2018 Form 10-K 47

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Mitigation Programs

In 2016, we recorded an allowance for the balance of our risk corridor receivable based on court decisions and the large program deficit. During 2018, the U.S. Federal Circuit court ruled that health insurers are not entitled to receive amounts due under the risk corridor program that have been withheld by Congress. The plaintiffs have petitioned the U.S. Supreme Court to review this unfavorable decision. As of December 31, 2018, we continue to carry this allowance of $109 million based on the current status of court decisions.

Risk adjustment balances are subject to audit and adjustment by CMS following each program year. In February 2018, a federal judge issued a decision invalidating the use of statewide average premium for risk adjustment purposes. In response, in July 2018, CMS issued a final rule clarifying the 2017 program methodology and addressing issues raised in the ruling by the federal judge. This rule clears the way for CMS to resume risk adjustment collections and payments for the 2017 program year. Despite this final rule, resolution of the legal matter remains uncertain. As of December 31, 2018, our financial statements reflect the risk adjustment balances for the 2018 and 2017 plan years under the rules currently in effect for the program.

The following table presents our balances associated with the risk adjustment program as of December 31, 2018 and 2017.

	Net Receivable (Payable) Balance As of December 31,

(In millions)	2018	2017

Risk Adjustment
Receivables (1)	$32	$69
Payables (2)	(187)	(250)

Total risk adjustment balance	$(155)	$(181)

(1)
Receivables, net of allowances, are reported in accounts receivable in the Consolidated Balance Sheets.

(2)
Payables are reported in accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.

After-tax charges for the risk adjustment program were $116 million in 2018 and $105 million in 2017, compared with after-tax benefits of $25 million in 2016.

Liquidity And Capital Resources

Financial Summary (In millions)	2018	2017	2016

Short-term investments	$316	$199	$691
Cash and cash equivalents	$3,855	$2,972	$3,185
Short-term debt	$2,955	$240	$276
Long-term debt	$39,523	$5,199	$4,756
Shareholders' equity	$41,028	$13,711	$13,699

Liquidity

We maintain liquidity at two levels: the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

    •
    medical costs, pharmacy and other benefit payments;
    •
    expense requirements, primarily for employee compensation and benefits, information technology and facilities costs; and
    •
    income taxes.

Our subsidiaries normally meet their operating requirements by:

    •
    maintaining appropriate levels of cash, cash equivalents and short-term investments;
    •
    using cash flows from operating activities;
    •
    matching investment durations to those estimated for the related insurance and contractholder liabilities;
    •
    selling investments; and
    •
    borrowing from affiliates, subject to applicable regulatory limits.

Liquidity requirements at the parent company level generally consist of:

    •
    debt service and dividend payments to shareholders;
    •
    lending to subsidiaries as needed; and
    •
    pension plan funding.

The parent company normally meets its liquidity requirements by:

    •
    maintaining appropriate levels of cash and various types of marketable investments;
    •
    collecting dividends from its subsidiaries;
    •
    using proceeds from issuance of debt and common stock; and
    •
    borrowing from its subsidiaries, subject to applicable regulatory limits.

Dividends from our insurance, Health Maintenance Organization ("HMO") and foreign subsidiaries are subject to regulatory restrictions. See Note 17 to the Consolidated Financial Statements for additional discussion of these restrictions. Because most of Express Scripts' subsidiaries are not subject to regulatory restrictions on paying dividends, acquiring Express Scripts provides significantly increased financial flexibility to Cigna.

48 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash flows for the years ended December 31, were as follows:

(In millions)	2018	2017	2016

Net cash provided by operating activities	$3,770	$4,086	$4,026

Net cash (used in) investing activities:
Cash used to acquire Express Scripts, net of cash acquired	(24,062)	–	–
Other acquisitions	(393)	(209)	(4)
Net investment (purchases)	(1,383)	(1,023)	(2,008)
Purchases of property and equipment and other	(540)	(471)	(562)

Net investing activities	(26,378)	(1,703)	(2,574)

Net cash provided by (used in) financing activities
Debt proceeds used to finance Express Scripts acquisition	22,856	–	–
Other debt transactions, net	1,356	98	(148)
Stock repurchase	(342)	(2,725)	(139)
Other, net	(355)	(24)	62

Net financing activities	23,515	(2,651)	(225)

Foreign currency effect on cash	(24)	55	(10)

Change in cash and cash equivalents	$883	$(213)	$1,217

Operating activities

Cash flows from operating activities consist principally of cash receipts and disbursements for premiums, fees, pharmacy revenues and costs, investment income, taxes, benefit costs and other expenses.

Cash flows from operating activities decreased in 2018 compared with 2017 primarily driven by the timing of settlement of pharmacy payables, partially offset by higher net income.

Cash flows from operating activities increased slightly in 2017 compared with 2016 primarily driven by higher net income, partially offset by lower receipts from Medicare Part D and Medicare Advantage programs and a voluntary pension contribution of $150 million in 2017.

Investing and Financing activities

Our most significant investing and financing activities of 2018 related to acquiring Express Scripts. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition. Cigna financed a portion of the acquisition in cash, primarily with debt financing as shown above and described more fully in Note 5 to the Consolidated Financial Statements, with the remaining required cash coming from cash on hand. In 2018, Cigna also acquired OnePath Life for approximately $480 million, largely with cash held in our foreign operations.

Net investment purchases increased in 2018 compared with 2017, largely due to reinvesting our cash flows into fixed income investments. The decrease in net investment purchases in 2017 compared with 2016 primarily reflects higher cash used for share repurchases in 2017.

Stock repurchases declined in 2018 compared with 2017 as Cigna suspended stock repurchase activity to provide liquidity for the Express Scripts acquisition. Stock repurchase activity was significantly higher in 2017 than 2016, as stock repurchase activity was suspended for much of 2016 during the pendency of the Anthem transaction.

We maintain a share repurchase program authorized by our Board of Directors. Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans. The program may be suspended or discontinued at any time.

In 2018, we repurchased 1.6 million shares for approximately $330 million. From January 1, 2019 through February 27, 2019 we repurchased 1.9 million shares for approximately $356 million. The remaining share repurchase authority as of February 27, 2019 was $590 million. We repurchased 15.7 million shares for $2.8 billion in 2017 and 0.8 million shares for $110 million in 2016.

Capital Resources

Our capital resources (primarily cash flows from operating activities and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Our acquisition of Express Scripts increased our debt and shareholders' equity in 2018 as follows:

•
Stock.  Express Scripts shareholders received 0.2434 of a share of common stock of Cigna for every one share of Express Scripts. Cigna issued 137.6 million additional shares to Express Scripts shareholders.

•
Debt.  See Note 5 to the Consolidated Financial Statements for further description of the debt issued to finance the acquisition.

•
Assumption of Express Scripts Senior Notes.  See Note 5 to the Consolidated Financial Statements for further description of the notes assumed in the acquisition of Express Scripts.

At December 31, 2018, our debt-to-capitalization ratio was 50.9%. We expect to deleverage to the upper 30s within 18 to 24 months by using cash flows from operating activities.

CIGNA CORPORATION - 2018 Form 10-K 49

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cigna entered into a new Revolving Credit Agreement and Term Loan Credit Agreement in financing the Express Scripts acquisition. A select number of subsidiaries guarantee Cigna obligations under the Revolving Credit Agreement and the Term Loan Credit Agreement. See Note 5 to the Consolidated Financial Statements for further information on these guarantees, as well as information on our Revolving Credit Agreement and the Term Loan Credit Agreement. Cigna had $22 million of letters of credit outstanding as of December 31, 2018.

Management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that we maintain. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

We prioritize our use of capital resources to:

•
provide the capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries and to fund pension obligations;

•
consider acquisitions that are strategically and economically advantageous; and

•
return capital to investors primarily through share repurchases.

We continue to maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations. These undistributed earnings are deployed outside of the United States predominantly in support of the liquidity and regulatory capital requirements of our foreign operations as well as to support growth initiatives overseas. This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.

Liquidity and Capital Resources Outlook

At December 31, 2018, there was approximately $4.2 billion in cash and short-term investments, $1.2 billion of which was held by the parent or subsidiaries with no regulatory or other restrictions on transferring cash to the parent via dividend or loan. In 2019, we expect to generate an additional $6.2 billion of capital available for deployment, including $2.1 billion of dividends that our regulated insurance companies may pay without prior regulatory approval. The parent company's cash obligations in 2019 are expected to approximate $3.2 billion primarily for repayment of debt, interest and anticipated dividends. We expect to re-issue the $1.5 billion commercial paper borrowing upon its maturity.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the cash currently available to the parent and current projections for subsidiary dividends and cash flows from the newly acquired Express Scripts operations. In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of this Form 10-K. In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings. The parent company can borrow an additional $650 million from its insurance subsidiaries without additional state approval. We have additional liquidity available through short-term commercial paper borrowing capacity and the $3.25 billion revolving credit agreement discussed in Note 5 to the Consolidated Financial Statements.

As of December 31, 2018, our unfunded pension liability was $590 million, reflecting a decrease of $98 million from December 31, 2017, primarily attributable to an increase in discount rates of approximately 75 basis points. Contributions required in 2019 under the Pension Protection Act of 2006 are immaterial. See Note 13 to our Consolidated Financial Statements for additional information regarding our pension plans.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. See the "Liquidity and Capital Resources" section of this MD&A beginning on page 48 for additional background on how we manage our liquidity requirements related to these obligations. The maturities of our primary contractual cash obligations as of December 31, 2018 are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet
Insurance liabilities
Contractholder deposit funds	$7,133	$619	$741	$641	$5,132
Future policy benefits	11,517	709	1,224	1,153	8,431
Unpaid claims and claim expenses	8,851	4,967	1,119	719	2,046
Long-term debt	53,968	1,543	11,905	9,396	31,124
Other long-term liabilities	636	137	95	81	323
Off-Balance Sheet
Purchase obligations	2,295	858	1,012	338	87
Operating leases	861	199	330	200	132

Total	$85,261	$9,032	$16,426	$12,528	$47,275

50 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On balance sheet:
•
Insurance liabilities.  Excluded from the table above are $4 billion of insurance liabilities ($3 billion in contractholder deposit funds; $1 billion in future policy benefits) associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses as their related net cash flows are not expected to impact our cash flows. Excluding these amounts, the sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $22 billion recorded on the balance sheet because some of the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The timing and amount of actual future cash flows may differ from those presented above.

  •
  Contractholder deposit funds: see Note 7 to our Consolidated Financial Statements for our accounting policy for this liability. Expected future cash flows presented above also include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees for universal life policies.

  •
  Future policy benefits and unpaid claims and claim expenses: see Note 7 to our Consolidated Financial Statements for our accounting policies for these liabilities. Expected future cash flows for these liabilities presented in the table above are undiscounted. The expected future cash flows for guaranteed minimum death benefit ("GMDB," reported in future policy benefits) do not consider any of the related reinsurance arrangements.

•
Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment.

•
Other non-current liabilities include estimated payments for guaranteed minimum income benefit ("GMIB") contracts (without considering any related reinsurance arrangements), pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and reinsurance liabilities. Estimated payments of $78 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year and are included in the table above. We expect to make immaterial contributions to the qualified domestic pension plans during 2019 and they are reflected in the above table. We expect to make payments subsequent to 2019 for these obligations; however, subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 13 to our Consolidated Financial Statements for further information on pension and other postretirement benefit obligations.

The liability for uncertain tax positions that could result in future payments was $928 million as of December 31, 2018. This amount has been excluded from the table above because we are not able to provide a reasonably reliable estimate of the timing of such future tax payments. See Note 18 for additional information on uncertain tax positions.

Off-Balance Sheet:
•
Purchase obligations.   As of December 31, 2018, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$106
Commercial mortgage loans	54
Limited liability entities (other long-term investments)	1,472

Total investment commitments	1,632
Future service commitments	663

Total purchase obligations	$2,295

See Note 9 to our Consolidated Financial Statements for additional information.

Our estimated future service commitments primarily represent contracts for certain outsourced business processes and information technology maintenance and support. We generally have the ability to terminate these agreements, but do not anticipate doing so at this time. Purchase obligations exclude contracts that are cancelable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.

•
Operating leases.   For additional information, see Note 16 to our Consolidated Financial Statements.

Guarantees

We are contingently liable for various financial and other guarantees provided in the ordinary course of business. See Note 19 to our Consolidated Financial Statements for additional information on guarantees.

CIGNA CORPORATION - 2018 Form 10-K 51

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the Consolidated Financial Statements. Management considers an accounting estimate to be critical if:

•
it requires assumptions to be made that were uncertain at the time the estimate was made; and

•
changes in the estimate or different estimates that could have been selected could have a material effect on our consolidated results of operations or financial condition.

Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below.

In addition to the estimates presented in the following table, there are other accounting estimates used in preparing our Consolidated Financial Statements, including estimates of liabilities for future policy benefits, as well as estimates with respect to postemployment and postretirement benefits other than pensions, certain compensation accruals, and income taxes.

Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our liquidity and financial condition. The table below presents the adverse impacts of certain possible changes in assumptions. The effect of assumption changes in the opposite direction would be a positive impact to our consolidated results of operations, liquidity or financial condition, except for assessing impairment of goodwill and fixed maturities carried at a fair value below cost. The tax rate used to calculate the after-tax impact of assumption changes is based on the new corporate income tax rate discussed in the "Key Developments" section of this MD&A.

52 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See Note 2 to our Consolidated Financial Statements for further information on significant accounting policies.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Goodwill and other intangible assets

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the acquisition date. Intangible assets primarily reflect the value of customer relationships and other intangibles acquired in business combinations.

Fair values of reporting units are estimated using models and assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A discount rate is used, corresponding with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows are consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates. In addition to these assumptions, we consider market data to evaluate the fair value of each reporting unit. The fair value of intangibles and the amortization method were determined using an income approach that relies on projected future cash flows including key assumptions for the customer attrition and discount rates. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value.

We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2018. The evaluations indicated that the fair value estimates of our reporting units exceed their carrying values by adequate margins and no impairment was required. As a result of the changes in our reportable segments, we reallocated existing goodwill to reporting units based on their relative fair values and updated our evaluations for impairment of goodwill. These evaluations indicated that the fair value estimates of our reporting units continue to exceed their carrying values by adequate margins and no impairments were required. During the fourth quarter of 2018, goodwill and intangible assets increased by $38.4 billion as a result of the acquiring Express Scripts and OnePath Life.

If we do not achieve our earnings objectives or our cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.

Except for the recent acquisitions of Express Scripts and OnePath Life, where fair value equals carrying value, based on our most recent evaluations, the fair value estimates of our reporting units exceed their carrying values by adequate margins.

Future changes in the funding for our Medicare programs by the federal government could materially reduce revenues and profitability in our Government reporting unit and have a significant impact on its fair value.

Our Government operating segment contracts with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Estimated future cash flows for this reporting unit's business incorporate the potential effects of Medicare Advantage reimbursement rates for 2019 and beyond as discussed in the "Executive Overview" section of this MD&A. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities.
Goodwill and other intangibles as of December 31 were as follows (in millions):
• 2018 – Goodwill $44,505; Other intangible assets $39,003
• 2017 – Goodwill $6,164; Other intangible assets $345
See Note 15 to our Consolidated Financial Statements for additional discussion of our goodwill and other intangible assets.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Income taxes – uncertain tax positions

We evaluate tax positions to determine whether their benefits are more likely than not to be sustained on audit based on their technical merits. If not, we establish a liability for unrecognized tax benefits. These amounts have increased significantly in 2018 as a result of acquiring Express Scripts. The acquired amounts primarily relate to federal and state uncertain positions of the value and timing of deductions and uncertain positions of attributing taxable income to states. Balances that are included in other non-current liabilities on the Consolidated Balance Sheets are as follows:
The factors that could impact our estimates of uncertain tax positions include the likelihood of being sustained upon audit based on the technical merits of the tax position and related assumed interest and penalties. If our positions are upheld upon audit, our net income would increase.
• 2018 – $928 million
• 2017 – $35 million
See Note 18 to our Consolidated Financial Statements for additional discussion around uncertain tax positions.

CIGNA CORPORATION - 2018 Form 10-K 53

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Pharmaceutical Manufacturer Receivables

We bill pharmaceutical manufacturers based on management's interpretation of the contractual terms and estimate contractual allowances at the time a claim is processed for uncertainty in the amount we are entitled to collect. We determine these contractual allowances by reviewing each manufacturer's payment experience and specific known items that potentially could be adjusted under contract terms.

We may also record allowances for doubtful accounts based on a variety of factors including the length of time the receivables are past due, the financial health of the manufacturer and our past experience.

Actual contractual allowances could differ from our estimates due to disputes regarding contractual terms, changes in the business environment as well as factors and risks associated with specific customers.

Our estimates of the allowance for doubtful accounts could be impacted by changes in economic and market conditions as well as changes to our customers' financial condition.

In determining the fair value of Express Scripts' accounts receivable at the acquisition date, the historical allowances were eliminated. Prospectively, we expect these allowances to become significant to the consolidated financial statements.
See Note 2 to our Consolidated Financial Statements for assumptions and methods used to estimate receivables and the related allowances.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Unpaid claims and claim expenses – Integrated Medical

Unpaid claims and claim expenses include both reported claims and estimates for losses incurred but not yet reported.

Unpaid claims and claim expenses in Integrated Medical are primarily impacted by assumptions related to completion factors and medical cost trend. Changes in either assumption from actual results could impact the unpaid claims balance as noted below. A large number of factors may cause the medical cost trend to vary from the Company's estimates, including: changes in medical management practices, changes in the level and mix of benefits offered and services utilized, and changes in medical practices. Completion factors may be affected if actual claims submission rates from providers differ from estimates (that can be influenced by a number of factors, including provider mix, and electronic versus manual submissions), or if changes to the Company's internal claims processing patterns occur.

Based on studies of our claim experience, it is reasonably possible that a 100 basis point change in the medical cost trend and a 50 basis point change in completion factors could occur in the near term.

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $35 million, resulting in a decrease in net income of approximately $30 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $80 million, resulting in a decrease in net income of approximately $65 million after-tax.

Unpaid claims and claim expenses for the Integrated Medical segment as of December 31 were as follows (in millions):
• 2018 – gross $2,697; net $2,433
• 2017 – gross $2,420; net $2,158
These liabilities are presented above both gross and net of reinsurance and other recoverables.
See Note 7 to our Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

54 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Unpaid claims and claim expenses – long-term disability reserves

The liability for long-term disability reserves is the present value of estimated future benefits payments over the expected disability period and includes estimates for both reported claims and for claims incurred but not yet reported.

Key assumptions in the calculation of long-term disability reserves include the discount rate and claim resolution rates, both of which are reviewed annually and updated when experience or future expectations would indicate a necessary change. The discount rate is the interest rate used to discount the projected future benefit payments to their present value. The discount rate assumption is based on the projected investment yield of the assets supporting the reserves. Claim resolution rate assumptions involve many factors including claimant demographics, the type of contractual benefit provided and the time since initially becoming disabled. The Company uses its own historical experience to develop its claim resolution rates.

Based on recent and historical resolution rate patterns and changes in investment portfolio yields, it is reasonably possible that a five percent change in claim resolution rates and a 25 basis point change in the discount rate could occur.

A five percent decrease in the claim resolution rate would increase long-term disability reserves by approximately $90 million and decrease net income by approximately $70 million after-tax.

A 25 basis point decrease in the discount rate would increase long-term disability reserves by approximately $45 million and decrease net income by approximately $35 million after-tax.

Long-term disability reserves as of December 31 were as follows (in millions):
• 2018 – gross $4,069; net $3,975
• 2017 – gross $3,884; net $3,790
These liabilities are presented above both gross and net of reinsurance recoverables.
See Note 7C. to our Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Valuation of fixed maturity investments

Most fixed maturities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.

If the interest rates used to calculate fair value increased by 100 basis points, the fair value of the total fixed maturity portfolio of $23 billion would decrease by approximately $1.5 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.9 billion.

Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately two-thirds of our fixed maturities are public securities, and one-third are private placement securities.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows of the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

See Notes 9A. and 10 to our Consolidated Financial Statements for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates and our accounting policy regarding unrealized appreciation on fixed maturities.

CIGNA CORPORATION - 2018 Form 10-K 55

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Assessment of "other-than-temporary" impairments on fixed maturities

Certain fixed maturities with a fair value below amortized cost are carried at fair value with changes in fair value recorded in accumulated other comprehensive income. For these investments, we have determined that the decline in fair value below its amortized cost is temporary. To make this determination, we evaluated the expected recovery in value and our intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. In making this evaluation, we considered a number of general and specific factors including the regulatory, economic and market environments, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.
If we subsequently determine that the excess of amortized cost over fair value is other-than-temporary for any or all of these fixed maturities, the amount recorded in accumulated other comprehensive income would be reclassified to shareholders' net income as an impairment loss.
The after-tax amounts as of December 31 in accumulated other comprehensive income for fixed maturities in an unrealized loss position were as follows (in millions):
• 2018 – ($370)
• 2017 – ($80)
See Note 9 to our Consolidated Financial Statements for additional discussion of our review of declines in fair value, including information regarding our accounting policies for fixed maturities.

Segment Reporting

The following section of this MD&A discusses the results of each of our segments. As a result of the Express Scripts acquisition, during the fourth quarter of 2018, we changed our segment reporting to reflect the new management and business reporting structure of the combined company. Prior year financial information has been restated to conform to the new segment presentation. See Note 1 to our Consolidated Financial Statements for a description of our segments.

In segment discussions, we present adjusted revenues and "pre-tax adjusted income from operations," defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, results of transitioning clients and special items. Ratios presented in this segment discussion exclude the same items as adjusted income from operations. See Note 21 to our Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations.

In these segment discussions, we also present "pre-tax adjusted margin," defined as adjusted income from operations before taxes divided by adjusted revenues.

See the MD&A Executive Overview beginning on page 42 for summarized financial results of each of our reporting segments.

Integrated Medical Segment

The Integrated Medical segment includes the businesses previously reported in "Global Health Care" except as follows: 1) international health care products are now reported in the International Markets segment; 2) mail order pharmacy business is now reported in the Health Services segment; and 3) Medicare supplement business previously reported in "Global Supplemental Benefits" is now reported in Integrated Medical.

The business section of this Form 10-K (see the "Integrated Medical" section beginning on page 3) describes the various products and funding solutions offered by this segment, including the various revenue sources. As described in the introduction to Segment Reporting above, performance of the Integrated Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:

•
customer growth;

•
revenues from integrated specialty products, including pharmacy services, sold to clients and customers across all funding solutions;

•
percentage of Medicare Advantage customers in plans eligible for quality bonus payments;

•
benefit expenses as a percentage of premiums (medical care ratio or "MCR") for our insured commercial and government businesses; and

•
selling, general and administrative expense as a percentage of adjusted revenues (expense ratio).

We adopted new accounting guidance for revenue recognition effective January 1, 2018. Prior year revenues along with adjusted margin and both the medical care and expense ratios for the Integrated Medical segment have been retrospectively adjusted to conform to this new basis of accounting. See Note 2 to the Consolidated Financial Statements for additional information.

56 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2018	2017	2016	2018 vs. 2017			2017 vs. 2016

Adjusted revenues	$32,791	$29,035	$27,395	$3,756		13%	$1,640		6%

Pre-tax adjusted income from operations	$3,502	$2,922	$2,592	$580		20%	$330		13%

Adjusted pre-tax margin	10.7%	10.1%	9.5%	60	bps		60	bps
Medical care ratio	78.9%	81.0%	80.9%	210	bps		(10	)bps
Expense ratio	24.7%	24.1%	24.8%	(60	)bps		70	bps

	As of December 31,			Increase (Decrease)		Increase (Decrease)

(Dollars in millions, customers in thousands)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016

Unpaid claims and claim expenses – Integrated Medical	$2,697	$2,420	$2,261	$277	11%	$159	7%
Integrated Medical Customers
Commercial risk	1,911	1,792	1,561	119	7%	231	15%
Government	1,407	1,235	1,015	172	14%	220	22%

Total risk	3,318	3,027	2,576	291	10%	451	18%
Service	12,071	11,801	11,394	270	2%	407	4%

Total	15,389	14,828	13,970	561	4%	858	6%

2018 versus 2017

Adjusted revenues increased, primarily due to customer growth in our Commercial and Government segments including contributions from specialty products. Also contributing to the increase were higher premium rates across our businesses reflecting: 1) underlying medical cost trend; 2) the government's suspension of cost share reduction subsidies; and 3) resumption of the health insurance industry tax.

Pre-tax adjusted income from operations increased, reflecting improved margins in our Individual business and strong ongoing performance in our Commercial business, including increased contributions from specialty products.

Medical care ratio.   The medical care ratio decreased, reflecting the pricing impact of resumption of the health insurance industry tax and improvement from our Individual business.

Expense ratio.   The expense ratio increased, reflecting resumption of the health insurance industry tax and ongoing investments in growth and innovation, partially offset by higher revenues.

2017 versus 2016

Adjusted revenues increased, primarily due to customer growth in our Commercial risk and Individual businesses, partially offset by lower customer enrollment in our Medicare Advantage business.

Pre-tax adjusted income from operations increased, reflecting higher earnings in both our Commercial and Government operating segments. The increase in the Commercial segment reflects customer growth including increased contributions from our specialty products. The Government segment's earnings growth reflects lower operating expenses related to the moratorium of the health insurance industry tax in 2017 and our 2016 CMS audit response as well as favorable claims experience in our Individual business, partially offset by lower customer enrollment in our Medicare Advantage business. Pre-tax adjusted income from operations included favorable prior year reserve development of $148 million for 2017; prior year reserve development in 2016 was not material.

Medical care ratio.   The medical care ratio remained fairly consistent, reflecting the 2017 moratorium on the health insurance industry tax offset by improved performance in our Government segment businesses and favorable prior year reserve development.

Expense ratio.   The expense ratio decreased, reflecting suspension of the health insurance industry tax in 2017 and lower costs related to our 2016 CMS audit response.

Other Items Affecting Integrated Medical Results

Unpaid Claims and Claim Expenses

Unpaid claims and claim expenses were higher as of December 31, 2018 compared with 2017 and were higher as of December 31, 2017 compared with 2016, primarily due to customer growth and medical cost trend. See Note 7 to our Consolidated Financial Statements for additional information.

CIGNA CORPORATION - 2018 Form 10-K 57

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•
is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;

•
has access to our provider network for covered services under their medical plan; or

•
has medical claims that are administered by us.

Medical customers now include the Medicare Supplement business. For the Integrated Medical segment, medical customers excludes international health care customers.

Our medical customer base was higher at December 31, 2018 compared to December 31, 2017, primarily reflecting growth across our targeted Commercial markets as well as our Government segment businesses. Our medical customer base increased as of December 31, 2017 compared with 2016, reflecting growth across our Commercial and Government segments. The Government segment growth was primarily driven by our Medicare Supplement and Individual businesses, partially offset by declines in our Medicare Advantage business.

Health Services Segment

We established the Health Services segment to include the pharmacy benefit management ("PBM") and health services operations of Express Scripts effective with the acquisition, as well as Cigna's legacy mail order pharmacy business. As described in the introduction to Segment Reporting on page 56, performance of the Health Services Segment is measured using pre-tax adjusted income from operations.

The key factors that impact Health Services revenues and costs of revenues are volume, mix and price. These key factors are discussed further below. See Note 2 for additional information on revenue and cost recognition policies for this segment.

•
As our clients' claim volumes increase or decrease, our resulting revenues and cost of revenues correspondingly increase or decrease. Our gross profit could also increase or decrease as a result of changes in purchasing discounts.

•
The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. As our mix of drugs changes, our resulting pharmacy revenues and cost of revenues correspondingly may increase or decrease. The primary driver of fluctuations within our mix of claims is the generic fill rate. Generally, higher generic fill rates reduce revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (such as therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications that are primarily dispensed by pharmacies in our retail networks.

•
Our contract pricing is impacted by our ability to negotiate contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates. We are able to reduce the rate of drug price increases and, in some cases, lower our clients' prescription drug spend through our integrated set of solutions, including sharing of significant amounts of pharmaceutical manufacturer rebates with our clients. We refer to this as "management of the supply chain." Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients can affect our revenues and cost of revenues.

In this MD&A, we present revenues, gross profit and pre-tax adjusted income from operations "excluding transitioning clients" in addition to those metrics including transitioning clients. See the "Key Transactions and Developments" section on page 46 of this MD&A for further discussion of transitioning clients and why we present this information.

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2018	2017	2016	2018 vs. 2017			2017 vs. 2016

Total revenues	$7,065	$4,241	$4,066	$2,824		67%	$175		4%

Less: revenue contributions from transitioning clients	(459)	-	-	(459)		N/M	-		N/M

Adjusted revenues	$6,606	$4,241	$4,066	$2,365		56	$175		4

Gross profit	$604	$371	$344	$233		63	$27		8

Gross profit excluding transitioning clients	$531	$371	$344	$160		43	$27		8

Pre-tax adjusted income from operations	$380	$288	$268	$92		32%	$20		7%

Pre-tax adjusted margin	5.8%	6.8%	6.6%	(100	)bps		20	bps

58 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2018 versus 2017

Adjusted revenues increased, primarily due to the acquisition of Express Scripts. Excluding the acquired business, revenues increased slightly, reflecting increased utilization of specialty medications and higher prices.

Pre-tax adjusted income from operations before taxes increased, due to the acquisition of Express Scripts. Excluding the acquired business, adjusted income from operations increased, reflecting volume growth due to increased specialty utilization and net savings related to management of supply chain.

2017 versus 2016

Adjusted revenues increased, reflecting increased Commercial customers, specialty medication prices and utilization (e.g., certain injectables), offset by lower oral medication volumes and Medicare customers.

Pre-tax adjusted income from operations before taxes increased, due to Commercial customer growth including increased margin contributions from specialty medications.

International Markets Segment

As described in the business section of this Form 10-K, the International Markets segment includes supplemental health, life and accident business previously reported in the "Global Supplemental Benefits" segment, except for Medicare Supplement business that is now reported in the Integrated Medical segment and certain international businesses in run-off that are now reported in Group Disability and Other. International health care products previously reported in the "Global Health Care" segment are now reported in International Markets.

As described in the introduction to Segment Reporting on page 56, performance of the International Markets segment is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations for this segment are:

•
premium growth, including new business and customer retention;

•
benefit expenses as a percentage of premiums (loss ratio);

•
selling, general and administrative expense and acquisition expense as a percentage of revenues (expense ratio and acquisition cost ratio); and

•
the impact of foreign currency movements.

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2018	2017	2016	2018 vs. 2017			2017 vs. 2016

Adjusted revenues	$5,366	$4,901	$4,537	$465		9%	$364		8%

Pre-tax adjusted income from operations	$735	$654	$538	$81		12%	$116		22%

Pre-tax adjusted margin	13.7%	13.3%	11.9%	40	bps		140	bps

Loss ratio	57.4%	57.5%	60.0%	(10	)bps		250	bps
Acquisition cost ratio	13.1%	12.8%	12.9%	30	bps		10	bps

Expense ratio (excluding acquisition costs)	18.9%	19.7%	19.1%	(80	)bps		(60	)bps

2018 versus 2017

Adjusted revenues increased primarily due to business growth mainly in South Korea, Middle East, Hong Kong and Europe.

Pre-tax adjusted income from operations increased primarily due to business growth, largely in South Korea, and a lower expense ratio, partially offset by a less favorable acquisition cost ratio.

The segment's loss ratio decreased slightly, reflecting favorable claims experience in South Korea and Europe, largely offset by unfavorable claims experience in North America and other Asian markets.

The acquisition cost ratio increased due to higher amortization primarily in Korea and Taiwan.

The decrease in the expense ratio (excluding acquisition costs) was primarily driven by lower value added tax and disciplined expense management.

CIGNA CORPORATION - 2018 Form 10-K 59

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2017 versus 2016

Adjusted revenues were higher primarily due to business growth mainly in South Korea and the Middle East.

Pre-tax adjusted income from operations increased primarily due to business growth, largely in South Korea, and lower loss ratios, partially offset by higher expense ratios.

The segment's loss ratio decreased, reflecting favorable claims in South Korea and Europe.

The acquisition cost ratio decreased slightly due to lower spending in certain markets.

The increase in the expense ratio (excluding acquisition costs) was primarily driven by strategic investment in the Middle East and higher value added tax, partially offset by strong expense management.

Other Items Affecting International Markets Results

South Korea is the single largest geographic market for our International Markets segment. South Korea generated 40% of the segment's revenues and 68% of the segment's pre-tax adjusted income from operations in 2018. In 2018, our International Markets segment operations in South Korea represented 5% of our consolidated revenues and 11% of consolidated pre-tax adjusted income from operations.

Group Disability and Other

Group Disability and Other includes the results of the business previously reported in the "Group Disability and Life" segment and "Other Operations" comprising the corporate-owned life insurance ("COLI") business along with run-off of the following businesses: 1) reinsurance; 2) settlement annuity; and 3) the sold individual life insurance and annuity and retirement benefits businesses. In addition, certain international run-off business previously reported in the "Global Supplemental Benefits" segment is now reported in Group Disability and Other.

As described in the introduction of Segment Reporting on page 56, performance of Group Disability and Other is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations are:

•
premium growth, including new business and customer retention;

•
net investment income;

•
benefit expenses as a percentage of premiums (loss ratio); and

•
selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2018	2017	2016	2018 vs. 2017			2017 vs. 2016

Adjusted revenues	$5,061	$5,075	$5,108	$(14)		-%	$(33)		(1)%

Pre-tax adjusted income from operations	$529	$517	$275	$12		2%	$242		88%

Pre-tax adjusted margin	10.5%	10.2%	5.4%	30	bps		480	bps

2018 versus 2017

Adjusted revenues decreased slightly, due to the continued run-off of international business and lower life premiums, mostly offset by moderate growth in the group disability business and higher investment income.

Pre-tax adjusted income from operations increased, reflecting improved results in the life business and run-off operations, partially offset by unfavorable disability claims experience.

2017 versus 2016

Adjusted revenues were relatively flat, with higher investment income driven by higher asset levels offset by cancelations in non-core specialty and association products.

Pre-tax adjusted income from operations increased, reflecting significantly improved claim experience in the group disability and life segment.

60 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, compensation cost for stock options, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and project costs and intersegment eliminations for products and services sold between segments.

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)

(In millions)	2018	2017	2016	2018 vs. 2017		2017 vs. 2016

Pre-tax adjusted loss from operations	$(403)	$(375)	$(362)	$(28)	(7)%	$(13)	(4)%

2018 versus 2017

Pre-tax adjusted loss from operations was higher, primarily due to higher interest expense.

2017 versus 2016

Pre-tax adjusted loss from operations was higher, primarily due to higher charitable contributions and operating expenses, partially offset by higher net investment income.

Investment Assets

The following table presents our invested asset portfolio, excluding separate account assets, as of December 31, 2018 and 2017. Additional information regarding our investment assets and related accounting policies is included in Notes 2, 9, 10, 11, and 12 to our Consolidated Financial Statements.

(In millions)	2018	2017

Fixed maturities	$22,928	$23,138
Equity securities	548	588
Commercial mortgage loans	1,858	1,761
Policy loans	1,423	1,415
Other long-term investments	1,901	1,518
Short-term investments	316	199

Total	$28,974	$28,619

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. These investments are classified as available for sale and are carried at fair value on our balance sheet. Additional information regarding valuation methodologies, key inputs and controls is included in Note 10 to our Consolidated Financial Statements. More detailed information about fixed maturities by type of issuer and maturity dates is included in Note 9 to our Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of December 31, 2018 and 2017.

(In millions)	2018	2017

Federal government and agency	$710	$779
State and local government	985	1,287
Foreign government	2,362	2,487
Corporate	18,361	18,088
Mortgage and other asset-backed	510	497

Total	$22,928	$23,138

The fixed maturity portfolio decreased during 2018, reflecting decreased valuations due to increases in market yields and weakening foreign currencies, partially offset by increased investment in fixed maturities. As of December 31, 2018, $20.6 billion, or 90% of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.3 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy. Fixed maturity investments are diversified by issuer, geography, and industry as appropriate.

Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate fixed maturities include private placement assets of $6 billion.

CIGNA CORPORATION - 2018 Form 10-K 61

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer, and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we participate in an insurance joint venture in China in which we have a 50% ownership interest. We account for this joint venture on the equity basis of accounting and report it in other assets. This entity had an investment portfolio of approximately $6.3 billion supporting this business that is primarily invested in Chinese corporate and government fixed maturities. There were no investments with a material unrealized loss as of December 31, 2018.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Loans are secured by high quality commercial properties and are generally made at less than 70% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

As of December 31, 2018, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 66 loans that are all in good standing. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.9 billion included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures. These entities typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 135 separate partnerships, and approximately 70 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

Problem and Potential Problem Investments

"Problem" bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by us for modification of interest rate, principal payment or maturity date. "Potential problem" bonds and commercial mortgage loans are considered current (no payment is more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems.

There were no significant problem or potential problem investments at December 31, 2018 and 2017.

Investment Outlook

Despite the continued strength of the U.S. economy, concerns related to trade and tariffs and rising interest rates contributed to a return of financial market volatility and public equity market declines in 2018. We continue to closely monitor global macroeconomic conditions and trends, including the uncertainty caused by the United Kingdom's decision to exit the European Union, and their potential impact to our investment portfolio. Certain sectors, such as retail, energy and natural gas have been volatile and we expect that to continue. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

Market Risk

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Consistent with disclosure requirements, the following items have been excluded from this consideration of market risk for financial instruments:

•
changes in the fair values of insurance-related assets and liabilities because their primary risks are insurance rather than market risk;

•
changes in the fair values of investments recorded using the equity method of accounting and liabilities for pension and other postretirement and postemployment benefit plans (and related assets); and

•
changes in the fair values of other significant assets and liabilities such as goodwill, deferred policy acquisition costs, taxes, and various accrued liabilities. Because they are not financial instruments, their primary risks are other than market risk.
62 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Excluding these items, our primary market risk exposures from financial instruments are:

•
Interest-rate risk on fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return.

•
Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, New Zealand dollar, Chinese yuan renminbi, and Taiwan dollar. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

Our Management of Market Risks

We predominantly rely on three techniques to manage our exposure to market risk:

•
Investment/liability matching.  We generally select investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of our related insurance and contractholder liabilities so that we can match the investments to our obligations. Shorter-term investments generally support shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and health liabilities. Longer-term investments generally support products with longer pay out periods such as annuities and long-term disability liabilities.

•
Use of local currencies for foreign operations.  We generally conduct our international business through foreign operating entities that maintain assets and liabilities in local currencies. This technique limits exchange rate risk to our net assets.

•
Use of derivatives.  We use derivative financial instruments to minimize certain market risks.

See Note 9 to our Consolidated Financial Statements for additional information about derivative financial instruments.

Effect of Market Fluctuations

Assuming a 100 basis point increase in interest rates and 10% strengthening in the U.S. dollar to foreign currencies, the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

	Loss in fair value

Market scenario for certain non-insurance financial instruments (in billions)	2018	2017

100 basis point increase in interest rates (excluding long-term debt)	$1.6	$1.6
10% strengthening in U.S. dollar to foreign currencies	$0.4	$0.5

The effect of a hypothetical increase in interest rates, primarily on fixed maturities and commercial mortgage loans, was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2018 is consistent with the impact at December 31, 2017, which has been restated to exclude long-term debt, as discussed below.

In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.4 billion at December 31, 2018 and $0.5 billion at December 31, 2017. The impact at December 31, 2018 was greater than that at December 31, 2017 due to additional long-term debt issued in acquiring Express Scripts. Changes in the fair value of our long-term debt do not impact our financial position or operating results. See Note 5 to our Consolidated Financial Statements for additional information about the Company's debt.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies of certain financial instruments held by us was estimated to be 10% of the U.S. dollar equivalent fair value. Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. The effect of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies at December 31, 2018 is consistent with that at December 31, 2017.

CIGNA CORPORATION - 2018 Form 10-K 63

PART II
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

64 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cigna Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Express Scripts Holding Company ("legacy Express Scripts") from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded legacy Express Scripts from our audit of internal control over financial reporting. Legacy Express Scripts is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP Hartford, Connecticut February 28, 2019

We have served as the Company's auditor since 1983.

CIGNA CORPORATION - 2018 Form 10-K 65

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Income

	For the years ended December 31,

(In millions, except per share amounts)	2018	2017	2016

Revenues
Premiums	$36,113	$32,491	$30,824
Fees and other revenues	5,578	5,110	4,901
Pharmacy revenues	5,479	2,979	2,966
Net investment income	1,480	1,226	1,147

TOTAL REVENUES	48,650	41,806	39,838

Benefits and expenses
Medical costs and other benefit expenses	27,528	25,263	24,341
Pharmacy and other service costs	4,793	2,456	2,468
Selling, general and administrative expenses	11,934	10,030	9,790
Amortization of acquired intangible assets	235	115	151

TOTAL BENEFITS AND EXPENSES	44,490	37,864	36,750

Income from operations	4,160	3,942	3,088

Interest expense and other	(498)	(252)	(278)
Debt extinguishment costs	—	(321)	—
Net realized investment (losses) gains	(81)	237	169

Income before income taxes	3,581	3,606	2,979

TOTAL INCOME TAXES	935	1,374	1,136

Net income	2,646	2,232	1,843
Less: net income (loss) attributable to noncontrolling interests	9	(5)	(24)

SHAREHOLDERS' NET INCOME	$2,637	$2,237	$1,867

Shareholders' net income per share
Basic	$10.69	$8.92	$7.31
Diluted	$10.54	$8.77	$7.19

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

66 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Comprehensive Income

	For the years ended December 31,

(In millions)	2018	2017	2016

Shareholders' net income	$2,637	$2,237	$1,867

Shareholders' other comprehensive income (loss), net of tax
Net unrealized (depreciation) on securities and derivatives	(365)	(37)	(60)
Net translation (losses) gains on foreign currencies	(152)	304	(95)
Postretirement benefits liability adjustment	127	33	23

Shareholders' other comprehensive (loss) income, net of tax	(390)	300	(132)

Shareholders' comprehensive income	2,247	2,537	1,735

Comprehensive income attributable to noncontrolling interests
Net income (loss) attributable to redeemable noncontrolling interests	9	—	(7)
Net (loss) attributable to other noncontrolling interests	—	(5)	(17)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(15)	(3)	(10)

Total comprehensive (loss) attributable to noncontrolling interests	(6)	(8)	(34)

TOTAL COMPREHENSIVE INCOME	$2,241	$2,529	$1,701

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2018 Form 10-K 67

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Balance Sheets

	As of December 31,

(In millions, except per share amounts)	2018	2017

Assets
Cash and cash equivalents	$3,855	$2,972
Investments	2,045	2,136
Accounts receivable, net	10,473	3,155
Inventories	2,821	228
Other current assets	1,236	820

Total current assets	20,430	9,311
Long-term investments	26,929	26,483
Reinsurance recoverables	5,507	5,763
Deferred policy acquisition costs	2,821	2,237
Property and equipment	4,562	1,563
Deferred tax assets, net	–	39
Goodwill	44,505	6,164
Other intangible assets	39,003	345
Other assets	1,630	1,431
Separate account assets	7,839	8,423

TOTAL ASSETS	153,226	61,759

Liabilities
Current insurance and contractholder liabilities	6,801	6,317
Pharmacy and service costs payable	10,702	305
Accounts payable	4,366	184
Accrued expenses and other liabilities	7,071	3,963
Short-term debt	2,955	240

Total current liabilities	31,895	11,009
Non-current insurance and contractholder liabilities	19,974	20,530
Deferred tax liabilities, net	9,453	—
Other non-current liabilities	3,470	2,838
Long-term debt	39,523	5,199
Separate account liabilities	7,839	8,423

TOTAL LIABILITIES	112,154	47,999

Contingencies – Note 19
Redeemable noncontrolling interests	37	49
Shareholders' equity
Common stock (1)	4	74
Additional paid-in capital	27,751	2,940
Accumulated other comprehensive loss	(1,711)	(1,082)
Retained earnings	15,088	15,800
Less: treasury stock, at cost	(104)	(4,021)

TOTAL SHAREHOLDERS' EQUITY	41,028	13,711
Noncontrolling interests	7	–

Total equity	41,035	13,711

Total liabilities and equity	$153,226	$61,759

SHAREHOLDERS' EQUITY PER SHARE	$107.71	$56.20

(1)
Par value per share, $0.01 in 2018 and $0.25 in 2017; shares issued, 381 million in 2018 and 296 million in 2017; authorized shares, 600 million in 2018 and 2017.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

68 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Changes in Total Equity

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Non-controlling Interests	Total Equity	Redeemable Non-controlling Interests

Balance at December 31, 2015	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Cumulative effect of accounting for revenue recognition				(24)		(24)		(24)

Balance at December 31, 2015, as retrospectively adjusted	74	2,859	(1,250)	12,097	(1,769)	12,011	9	12,020	69
2016 Activity
Effect of issuing stock for employee benefit plans		51		(123)	163	91		91
Other comprehensive (loss)			(132)			(132)		(132)	(10)
Net income (loss)				1,867		1,867	(17)	1,850	(7)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(18)				(18)	12	(6)	6

Balance at December 31, 2016	74	2,892	(1,382)	13,831	(1,716)	13,699	4	13,703	58

2017 Activity
Effect of issuing stock for employee benefit plans		51		(258)	455	248		248
Other comprehensive income (loss)			300			300		300	(3)
Net income (loss)				2,237		2,237	(5)	2,232	–
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(2,760)	(2,760)		(2,760)
Other transactions impacting noncontrolling interests		(3)				(3)	1	(2)	(6)

Balance at December 31, 2017	74	2,940	(1,082)	15,800	(4,021)	13,711	–	13,711	49

2018 Activity
Cumulative effect of accounting for financial instruments and hedging			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation			(229)	229		–		–
Retirement of treasury stock	(13)	(529)		(3,498)	4,040	–		–
Exchange of Old Cigna common stock	(58)	58				–		–
Acquisition of Express Scripts (see Note 3)	1	25,223				25,224	7	25,231
Effect of issuing stock for employee benefit plans		59		(138)	206	127		127
Other comprehensive (loss)			(390)			(390)		(390)	(15)
Net income				2,637		2,637		2,637	9
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(329)	(329)		(329)
Other transactions impacting noncontrolling interests						–		–	(6)

Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2018 Form 10-K 69

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2018	2017	2016

Cash Flows from Operating Activities
Net income	$2,646	$2,232	$1,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	695	566	610
Realized investment losses (gains), net	81	(237)	(169)
Deferred income tax (benefit) expense	(101)	242	74
Debt extinguishment costs	–	321	–
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	705	(233)	663
Inventories	(107)	(72)	30
Deferred policy acquisition costs	(237)	(282)	(213)
Reinsurance recoverable and other assets	(234)	115	246
Insurance liabilities	560	506	683
Pharmacy and service costs payable	(842)	35	(46)
Accounts payable and accrued expenses and other liabilities	332	696	171
Other, net	272	197	134

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,770	4,086	4,026

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	2,655	2,012	1,544
Investment maturities and repayments:
Fixed maturities and equity securities	2,151	2,051	1,755
Commercial mortgage loans	215	335	316
Other sales, maturities and repayments (primarily short-term and other long-term investments)	734	1,702	1,431
Investments purchased or originated:
Fixed maturities and equity securities	(5,637)	(5,628)	(5,191)
Commercial mortgage loans	(312)	(430)	(165)
Other (primarily short-term and other long-term investments)	(1,189)	(1,065)	(1,698)
Property and equipment purchases, net	(528)	(471)	(461)
Acquisitions, net of cash acquired	(24,455)	(209)	(4)
Other, net	(12)	–	(101)

NET CASH (USED IN) INVESTING ACTIVITIES	(26,378)	(1,703)	(2,574)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,040	1,230	1,460
Withdrawals and benefit payments from contractholder deposit funds	(1,151)	(1,363)	(1,362)
Net change in short-term debt	1,487	80	(148)
Payments for debt extinguishment	–	(313)	–
Repayment of long-term debt	(131)	(1,250)	–
Net proceeds on issuance of long-term debt	22,856	1,581	–
Repurchase of common stock	(342)	(2,725)	(139)
Issuance of common stock	68	131	36
Other, net	(312)	(22)	(72)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,515	(2,651)	(225)

Effect of foreign currency rate changes on cash and cash equivalents	(24)	55	(10)

Net increase (decrease) in cash and cash equivalents	883	(213)	1,217
Cash and cash equivalents, January 1,	2,972	3,185	1,968

Cash and cash equivalents, December 31,	$3,855	$2,972	$3,185

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,019	$1,036	$1,064
Interest paid	$267	$240	$244

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

70 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

CIGNA CORPORATION - 2018 Form 10-K 71

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 1 Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us" is a global health service organization dedicated to a mission of helping those we serve improve their health, well-being and peace of mind. Our evolved strategy in support of our mission is Go Deeper, Go Local, Go Beyond using a differentiated set of medical, pharmacy, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.

The majority of these products are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the United States and selected international markets. In addition to these ongoing operations, Cigna also has certain run-off operations.

As described more fully in Note 3, on March 8, 2018, the Company entered into a merger agreement with Express Scripts Holding Company ("Express Scripts"). Following entry into the merger agreement and throughout the pendency of the transaction, Cigna and Express Scripts designed integration plans to implement a new management and business reporting structure for the combined company immediately upon closing. On December 20, 2018, Cigna completed the acquisition of Express Scripts. As a result, our segments have changed as described below, effective in the fourth quarter of 2018. Financial data for all prior periods presented was restated to reflect this new segment presentation.

Integrated Medical offers a variety of medical solutions to employers and individuals.

•
The Commercial operating segment serves employers (also referred to as "clients") and their employees (also referred to as "customers") and other groups. This segment provides deeply integrated medical and specialty offerings including medical, pharmacy, dental, behavioral health and vision, health advocacy programs and other products and services to insured and self-insured clients.

•
The Government operating segment offers Medicare Advantage, Medicare Supplement, and Medicare Part D plans to Medicare-eligible beneficiaries as well as Medicaid plans. This operating segment also offers health insurance coverage to individual customers both on and off the public exchanges. This segment includes the acquired Express Scripts' Medicare Part D business.

Health Services includes pharmacy benefits management ("PBM"), pharmacy home delivery, and certain medical management services. This segment includes Express Scripts' business from the date of acquisition with the exception of Express Scripts' Medicare Part D business that is reported in the Government operating segment.

International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets as well as health care benefits to globally mobile employees of multinational organizations.

The remainder of our business operations are reported in Group Disability and Other, consisting of the following:

•
Group Disability and Life provides group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services.

•
Corporate-Owned Life Insurance ("COLI") offers permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations.

•
Run-off businesses:

  •
  Reinsurance:   predominantly comprised of guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013.

  •
  Settlement Annuity business in run-off.

  •
  Individual Life Insurance and Annuity and Retirement Benefits Businesses:   deferred gains from the sales of these businesses.

  •
  Certain international run-off businesses

Corporate   reflects amounts not allocated to operating segments, including interest expense, net investment income on investments not supporting segment and other operations, interest on uncertain tax positions, certain litigation matters, compensation cost for stock options and related excess tax benefits, expense associated with our frozen pension plans, severance, certain overhead and project costs and intersegment eliminations for products and services sold between segments.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Cigna Corporation and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The Company adopted Article 5 of Regulation S-X issued by the Securities and Exchange Commission effective December 31, 2018 in conjunction with the acquisition of Express Scripts. As a result, the Company now presents current assets and liabilities on its balance sheet. The Company reclassified realized investment gains (losses) from revenue and now reports them below income from operations with interest expense in our Consolidated Statements of Income, in conformity with Article 5. Prior years' information was reclassified to conform to this new presentation.

Amounts recorded in the Consolidated Financial Statements necessarily reflect management's estimates and assumptions about medical costs, investment valuation, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates. The impact of a change in estimate is generally included in earnings in the period of adjustment. Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Variable interest entities.   See Note 11 for a discussion of variable interest entities.

72 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Recent Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance

GUIDANCE ADOPTED JANUARY 1, 2018

Revenue from Contracts with Customers (Accounting Standards Update ("ASU") 2014-09 and related amendments)	Requires:

•

Revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services

•

Additional revenue-related disclosures

Effects of adoption:

•

Applies to the Company's service and pharmacy contracts with customers

•

Adopted through full retrospective restatement

•

Cumulative-effect adjustment of $24 million after-tax was recorded, reducing the December 31, 2015 balance of retained earnings. This adjustment established a contract liability for service fee revenue billed that must be deferred and allocated to services performed after a customer contract terminates. Subsequent changes in the contract liability and the related impact to net income and per share amounts since adoption were immaterial.

•

Immaterial reclassifications were made to prior periods in the Consolidated Statements of Income to conform to the current presentation. The ASU and related interpretive guidance provide clarification on topics including whether all or a part of a contract is within its scope, and the definition of a customer. Companies are required to identify and evaluate distinct performance obligations within their contracts. These clarifications resulted in reclassifications within the Integrated Medical segment affecting premiums, fees and other revenues, benefit expenses, and selling, general and administrative expenses and had no impact on revenue recognition patterns or net income.

Expedients and exemptions elected:

•

Incremental costs of obtaining service and pharmacy contracts for short-term arrangements are expensed as incurred.

•

The Company does not disclose information about the aggregate amount of transaction price allocated to remaining performance obligations as its contracts are either short-term, or the remaining transaction price consists of variable consideration that relates specifically to wholly unsatisfied future periods of service. See the discussion of the Company's accounting policies for fees and pharmacy revenues beginning on page 79.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)	Requires:

•

Entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

Effects of adoption:

•

Certain limited partnership interests previously carried at cost of approximately $200 million were increased to fair value of approximately $275 million on January 1, 2018. Subsequent changes in fair value are reported in net investment income.

•

Changes in fair value for equity securities having a readily determinable fair value that were previously reported in accumulated other comprehensive income ("AOCI") are now reported in net realized investment gains (losses).

•

Cumulative-effect adjustment of $62 million after-tax was recorded, increasing the opening balance of retained earnings in 2018.

•

See Notes 9 and 10 for updated disclosures about equity securities.

CIGNA CORPORATION - 2018 Form 10-K 73

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting Standard and Adoption date	Requirements and Effects of Adopting New Guidance

GUIDANCE ADOPTED JANUARY 1, 2018

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12) Early adopted as of January 1, 2018	Guidance:

•

Relaxes eligibility requirements for financial and nonfinancial hedging strategies for hedge accounting and changes how companies assess effectiveness

•

Amends presentation and disclosure requirements to improve transparency about the uses and results of hedging programs

Effects of adoption:

•

An immaterial amount of retained earnings was reclassified to AOCI, decreasing the opening balance in 2018, for a portion of the hedging instruments that was previously excluded from the assessment of hedge effectiveness for fair value hedges.

•

See Note 9 for the Company's disclosures about derivatives.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) Early adopted as of January 1, 2018	Guidance:

•

Allows companies to reclassify the tax effects stranded in AOCI to retained earnings as a result of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (referred to throughout this Form 10-K as "U.S. tax reform" or "U.S. tax reform legislation")

•

Requires additional disclosures of the Company's accounting policy for releasing income tax effects from AOCI

•

Allows companies to apply the guidance retrospectively or in the period of adoption

Effects of adoption: AOCI of $229 million was reclassified to retained earnings, increasing the opening balance in 2018. See Note 12 for additional information including accounting policy disclosures.

In addition to these standards, the Company adopted the following guidance in first quarter 2018 with no material impact to our financial statements: Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), Clarifying the Definition of a Business (ASU 2017-01), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), Statement of Cash Flows: Restricted Cash (ASU 2016-18), Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05), and Stock Compensation Scope of Modification Accounting (ASU 2017-09).

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date	Requirements and Expected Effects of New Guidance Not Yet Adopted

Leases (ASU 2016-02 and related amendments) Required as of January 1, 2019	Requires:

•

Balance sheet recognition of assets and liabilities arising from leases, including leases embedded in other contracts

•

Additional disclosures of the amount, timing and uncertainty of cash flows from leases

•

Modified retrospective approach for leases in effect as of and after the date of adoption with a cumulative-effect adjustment recorded in retained earnings

Expected effects:

•

The Company will adopt this ASU in the first quarter of 2019 on a modified retrospective basis and will not restate comparative periods. While we are still finalizing our adoption procedures, we estimate the primary impact to our Consolidated Balance Sheet will be an increase to assets and liabilities of approximately $700 million for the right-of-use asset and corresponding lease liability related to existing operating leases. We do not expect the impact to retained earnings to be material.

•

The Company elected the optional practical expedient to retain the current classification of leases, and therefore, we do not expect a material impact to the Consolidated Statements of Income or Cash Flows.

•

The Company has implemented a new lease system and developed requisite changes to internal controls over financial reporting.

•

The Company is continuing to work to develop required disclosures.

•

The Company adopted this new guidance as of the effective date and will not present comparative periods in the financial statements, as recently allowed.

74 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting Standard and Effective Date	Requirements and Expected Effects of New Guidance Not Yet Adopted

Measurement of Credit Losses on Financial Instruments (ASU 2016-13) Required as of January 1, 2020, with early adoption permitted as of January 1, 2019	Requires:

•

A new approach using expected credit losses to estimate and recognize credit losses for certain financial instruments such as mortgage loans, reinsurance recoverables and other receivables when such instruments are first originated or acquired.

•

Changes in the criteria for impairment of available-for-sale debt securities

•

Adoption using a modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings

Expected effects:

•

The Company is continuing to evaluate this new standard and its effects on our financial statements and disclosures. We expect to adopt the standard as of January 1, 2020.

•

An additional allowance for future expected credit losses for certain financial instruments may be required at adoption.

Simplifying the Test for Goodwill Impairment (ASU 2017-04) Required as of January 1, 2020, with early adoption permitted as of January 1, 2017	Guidance:

•

Simplifies the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment

•

Redefines the amount of goodwill impairment to equal the amount by which a reporting unit's carrying value exceeds its fair value, limited to the total amount of goodwill of the reporting unit

•

Requires prospective adoption

Expected effects:

•

The Company is evaluating this new standard and its expected timing of adoption.

Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) Required as of January 1, 2021	Requires (for insurance entities that issue long-duration contracts):

•

Cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-pay contract to be reconsidered at least annually with any changes reflected in net income.

•

Discount rate assumptions to be reviewed quarterly (based on an upper-medium grade (low credit risk) fixed-income instrument yield that maximizes the use of observable market inputs) with any changes reflected in other comprehensive income.

•

Deferred policy acquisition costs to be amortized on a constant-level basis over the expected term of the related contract.

•

Fair value measurement of all market risk benefits.

•

Additional disclosures, including liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement.

•

Transition methods at adoption vary:

•

Changes to the liability for future policy benefits will use a modified retrospective approach (applied to all contracts on the basis of their carrying amounts as of the beginning of the earliest period presented), with an option to elect a full retrospective transition under certain criteria.

•

Deferred policy acquisition costs are to be transitioned consistent with the method applied to the liability for future policyholder benefits.

•

Market risk benefits are required to transition using retrospective application.

Expected effects:

•

The Company is evaluating the impact of this newly-issued guidance, but it is expected to have a significant impact on our processes, controls, systems and financial results. The new guidance will apply to insurance products predominantly sold in the International Markets segment and Group Disability and Other.

CIGNA CORPORATION - 2018 Form 10-K 75

PART II
ITEM 8. Financial Statements and Supplementary Data

Significant Accounting Policies

The Company's accounting policies are described either in this Note or in the applicable Notes to the Consolidated Financial Statements as indicated in the table below.

A. Cash and Cash Equivalents

Cash and cash equivalents are carried at cost that approximates fair value. Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase. The Company reclassifies cash overdraft positions to liabilities when the legal right of offset does not exist.

B. Accounts Receivable, Net

The following amounts are included within accounts receivable, net:

(In millions)	2018	2017

Insurance customer receivables	$1,888	$1,818
Noninsurance customer receivables	4,988	441
Pharmaceutical manufacturers receivable (1)	3,321	645
Other receivables	276	251

Total accounts receivable, net	$10,473	$3,155

(1)
Includes $406 million at December 31, 2018 and $336 million at December 31, 2017 of receivables under noninsurance customer contracts.

These accounts receivable balances primarily include amounts due from clients, third-party payors, customers and pharmaceutical manufacturers. Receivables totaling $1.2 billion related to the acquired Express Scripts business are unbilled as of December 31, 2018 and are typically billed to PBM clients within 30 days based on contractual billing schedules. Unbilled receivables for medical benefit management

76 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

services represent amounts due from clients at contracted rates, and are billed when settlement provisions for capitated risk contracts are met, at least annually.

The receivables balances above are reported net of allowances for doubtful accounts of $217 million as of December 31, 2018 and $210 million as of December 31, 2017. The allowances are based on the current status of each customer's receivable balance as well as current economic and market conditions and a variety of other factors including the length of time the receivables are past due, the financial health of customers and our past experience. Receivables are written off against allowances only when such amounts are determined to be not recoverable and all collection attempts have failed. We regularly review the adequacy of these allowances based on a variety of factors, including age of the outstanding receivable and collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.

Express Scripts' receivables were recorded at their estimated fair values at the acquisition date. These fair values considered estimated discounts and claims adjustments issued to customers in the form of client credits, and amounts from third-party payors and pharmaceutical manufacturers that are not considered realizable based on contract terms and historical payment experience.

C. Inventories

Inventories consist of prescription drugs and medical supplies and are stated at the lower of first-in-first-out cost or net realizable value.

D. Reinsurance Recoverables

Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company's insurance businesses. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances for uncollectible reinsurance that were immaterial as of December 31, 2018 and 2017.

E. Deferred Policy Acquisition Costs

Costs eligible for deferral include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs and premium taxes. The Company records acquisition costs differently depending on the product line. Acquisition costs for:

•
Supplemental health, life and accident insurance products (primarily individual products) that comprise the majority of the Company's deferred policy acquisition costs and group health and accident insurance products are deferred and amortized, generally in proportion to the ratio of periodic revenue to the estimated total revenues over the contract periods.

•
Universal life products are deferred and amortized in proportion to the present value of total estimated gross profits over the expected lives of the contracts.

•
Other products are expensed as incurred.

Deferred policy acquisition costs also include the value of business acquired ("VOBA") for certain acquisitions with material long-duration insurance contracts. The Company recorded amortization of deferred policy acquisition costs of $406 million in 2018, $322 million in 2017 and $292 million in 2016 primarily in selling, general and administrative expenses.

Each year, deferred policy acquisition costs are tested for recoverability. For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an additional expense.

F. Other Assets (Current and Non-Current)

Other current assets consist primarily of prepaid expenses, accrued investment income and the current portion of reinsurance recoverables. Other non-current assets consist primarily of GMIB assets and various other insurance-related assets. See Note 8 for the Company's accounting policy for GMIB assets. Additionally, other non-current assets include the carrying value of our equity-method investments in joint ventures in China, India, the U.S. and other foreign jurisdictions.

G. Redeemable Noncontrolling Interests

Products and services are offered in Turkey and India through joint venture entities. The Company is the principal equity holder and primary beneficiary of the Turkey joint venture and accordingly, this entity is consolidated. In 2017, Cigna modified the agreement governing its joint venture in India due to changes in the local regulatory environment that require control by a local partner. As a result of the changes in the joint venture agreement, the Company determined that it is no longer the primary beneficiary of the joint venture and, effective with the third quarter of 2017, no longer consolidates its results.

Redeemable noncontrolling interests on our Consolidated Balance Sheets represent the Turkey joint venture partner's preferred and common stock interests in the entity as of December 31, 2018 and 2017. Our joint venture partner may choose to require the Company to purchase their redeemable noncontrolling interests. We also have the right to require our joint venture partner to sell their redeemable noncontrolling

CIGNA CORPORATION - 2018 Form 10-K 77

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

interests to us. The redeemable noncontrolling interests were recorded at fair value as of the dates of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded with an offsetting reduction to additional paid-in capital. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders' net income per share will be adjusted if the redemption value exceeds the greater of the carrying value or fair value.

H. Accrued Expenses and Other Current and Non-Current Liabilities

Accrued expenses (current) includes financial and performance guarantee liabilities under pharmacy contracts (see section L), management compensation, and various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the risk adjustment and minimum medical loss ratio rebate accruals under The Patient Protection and Affordable Care Act. Other non-current liabilities include obligations for pension, other postretirement and postemployment benefits (see Note 13), GMIB contract liabilities (see Note 8) and self-insured exposures not expected to be settled within one year. Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases where the Company cannot reasonably estimate the ultimate cost to defend. If the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

I. Translation of Foreign Currencies

The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies that are generally their functional currencies. The Company uses exchange rates as of the balance sheet date to translate assets and liabilities into U.S. dollars. Translation gains or losses on functional currencies, net of applicable taxes, are recorded in accumulated other comprehensive income (loss). The Company uses average monthly exchange rates during the year to translate revenues and expenses into U.S. dollars.

J. Premiums and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred and, for our Integrated Medical insured business, are presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds based on contract terms and calculated using the customer's experience (including estimates of incurred but not reported claims).

Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of the ACA. These rebates are settled in the year following the policy year.

Premiums received for the Company's Medicare Advantage plans and Medicare Part D products from the Centers for Medicare and Medicaid Services ("CMS") and customers are recognized as revenue ratably over the contract period. CMS provides risk-adjusted premium payments for Medicare Advantage Plans and Medicare Part D products based on the demographics and wellness of customers. The Company recognizes periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D premiums include payments from CMS for risk sharing adjustments. The risk sharing adjustments are estimated quarterly based on claim experience by comparing actual incurred drug benefit costs to estimated costs submitted in original contracts. These adjustments may result in more or less revenue from CMS. Final revenue adjustments are determined and settled with CMS in the year following the contract year. Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to CMS under the Medicare Advantage and Medicare Part D minimum medical loss ratio provisions of the ACA.

The ACA prescribed three programs to mitigate the risk for participating health insurance companies selling coverage on the public exchanges: risk adjustment, reinsurance and risk corridor. The reinsurance and risk corridor programs expired at the end of 2016, while the permanent risk adjustment program continues.

The risk adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in non-grandfathered plans in the individual and small group markets, both on and off the exchanges. We estimate our receivable or payable based on the risk of our members compared to the risk of other members in the same state and market, considering data obtained from industry studies and the United States Department of Health and Human Services ("HHS"). Receivables or payables are recorded as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.

Premiums for individual life, accident and supplemental health insurance and annuity products, excluding universal life and investment-related products, are recognized as revenue when due. Benefits and expenses are matched with premiums.

Revenue for universal life products is recognized as follows:

•
Investment income on assets supporting universal life products is recognized in net investment income as earned.

•
Charges for mortality, administration and policy surrender are recognized in premiums as earned. Administrative fees are considered earned when services are provided.

Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances and income earned by policyholders. Expenses are recognized when claims are incurred, and income is credited to policyholders in accordance with contract provisions.

The unrecognized portion of premiums received is recorded as unearned premiums included in insurance and contractholder liabilities (see Note 7 for further information).

78 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

K. Fees and Related Expenses

The majority of the Company's service fees are derived from administrative services only ("ASO") arrangements that allow corporate clients to self-fund claims and assume the risk of medical or other benefit costs. Most of the Company's ASO arrangements are for medical and specialty services, including pharmacy benefits. Generally, the Company's ASO arrangements are short-term. Contract modifications typically occur on renewal and are prospective in nature.

In return for fees from these clients, the Company provides or makes available various services supporting benefit management and claims administration. In addition, services offered through our Integrated Medical segment include access to the Company's participating provider networks, disease management, utilization management, and cost containment services.

In general, the Company considers these services to be a combined performance obligation to provide cost effective administration of plan benefits over the contract period. Fees are billed, due and recognized monthly at contracted rates based on current membership or utilization. This recognition pattern aligns with the benefits from services provided to clients. These revenues are reported in fees and other revenues in the Consolidated Statements of Income.

For most ASO arrangements, the Company is required to perform services for a limited period after a client cancels. If these services will not be separately billed to the client as they are performed, the Company estimates and defers a portion of compensation attributable to this service obligation received in advance. Deferred revenue is recorded as a contract liability and recognized when the related services are performed. The balance was immaterial as of December 31, 2018 and 2017.

The Company may also provide performance guarantees that provide potential refunds to clients if certain service standards, clinical outcomes or financial metrics are not met. If these standards, outcomes and metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company defers revenue by recording a liability for estimated payouts associated with these guarantees within accrued expenses and other liabilities (current). The amount of revenue deferred is estimated for each type of guarantee, using either a most likely amount or expected value method depending upon the nature of the guarantee and the information available to estimate refunds. Estimates are refined each reporting period as additional information on the Company's performance becomes available, and upon final reconciliation and settlement at the end of the guarantee period. Amounts accrued and paid for performance guarantees during the reporting periods were not material.

Rebates from pharmaceutical manufacturers resulting from ASO client utilization at retail pharmacies, net of amounts payable to ASO clients, are compensation for pharmacy services and recorded in fees and other revenues. Rebates generally represent a per-script amount from the manufacturer and are determined based on scripts filled during the reporting period.

Expenses associated with administrative programs and services are recognized in selling, general and administrative expenses as incurred.

The Company also earns fees by providing integrated medical benefit management solutions that drive cost reductions and improve quality outcomes. These solutions were part of the business acquired from Express Scripts. Clients are primarily sponsors of health benefit plans and fees may be stated as a per-member-per-month fee or as a per-claim fee. The Company considers the services to be a single performance obligation to stand ready to provide utilization management services over the contract period (generally three years). In certain arrangements, the Company assumes the financial obligation for third-party provider costs for medical services provided to the health plan's members. Fees are recorded gross in revenues because the Company is acting as a principal in arranging for and controlling the services provided by third-party network providers. Contractual fees vary based on enrollment and provider costs and are estimated, billed, due and recognized monthly. Direct costs associated with these programs are included in pharmacy and service costs.

Certain medical benefit management contracts require the Company to share the results of medical cost experience that differs from specified targets. This variable consideration is estimated at contract inception and adjusted through the contract period. The estimated profits and costs are recognized net in revenues.

L. Pharmacy Revenues and Costs

Pharmacy Revenues.   Pharmacy revenues include revenue from the acquired Express Scripts business and the Company's legacy mail order pharmacy business. Pharmacy revenues are recognized when control of the promised goods or services is transferred to clients, in an amount that reflects the consideration the Company expects to receive for those goods or services.

The Express Scripts business provides or makes available various services supporting benefit management and claims administration and is generally obligated to provide prescription drugs to clients' members through multiple distribution methods including retail networks, home delivery and specialty pharmacies. These goods and services are integrated into a single performance obligation to process claims, dispense prescription drugs, and provide other services over the contract period (generally three years). The Company has elected the practical expedient to account for shipping and handling as a fulfillment activity. This performance obligation is satisfied as the business stands ready to fulfill its obligation.

Fees are billed, due and recognized at contract rates either on a periodic basis or as services are provided (such as, based on volume of claims processed). This recognition pattern aligns with the benefits from services provided.

Revenues for dispensing prescription drugs through retail pharmacies consist of the prescription price (ingredient cost and dispensing fee) contracted with clients, including the member co-payment, and any associated fees for services because we act as principal in these arrangements. When a prescription is presented to a retail network pharmacy, we are solely responsible for member eligibility, drug utilization review, drug-to-drug interaction review, any required clinical intervention, plan provision information, payment to the pharmacy and client billing. These revenues are recognized based on the full prescription price when the pharmacy claim is processed and approved for payment. We also provide benefit design and formulary consultation services to clients, and negotiate separate contractual relationships with clients and network pharmacies. These factors indicate that we have control over these transactions until the prescription is dispensed.

CIGNA CORPORATION - 2018 Form 10-K 79

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Home delivery and specialty pharmacy revenues are due and recognized as each prescription is shipped, net of reserves for discounts and contractual allowances estimated based on historical experience. Any differences between estimates and actual collections are reflected in operations when payments are received. Historically, adjustments to original estimates and returns have not been material.

We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive performance penalties if we fail to meet guarantees. Actual performance is compared to the guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The balance was $895 million as of December 31, 2018 and immaterial as of December 31, 2017.

The acquired Express Scripts business and Cigna's legacy home delivery business administer a program through which we receive rebates and administrative fees from pharmaceutical manufacturers. If these rebates and administrative fees are provided in conjunction with claims processing and home delivery services provided to clients, the amount payable to clients is recorded as a reduction of pharmacy revenues. These amounts are based on expected sharing percentages in contractual arrangements. These estimated payables are adjusted when amounts are collected from pharmaceutical manufacturers. Historically, these adjustments have not been material. If pharmacy rebates and administrative fees are provided in a contract that does not include claims processing, the performance obligation is to arrange for the customer to receive these rebates. In these cases, rebates and administrative fees are recorded as pharmacy revenue, net of contractual amounts payable to the client.

Other pharmacy service revenues are earned by distributing specialty pharmaceuticals and medical supplies to providers, clinics and hospitals and services to specialty pharmacy manufacturers. These revenues are recognized as prescriptions and supplies are shipped and services provided.

Pharmacy costs.   Pharmacy costs include the cost of prescriptions sold and for the acquired Express Scripts business, network pharmacy claim costs and co-payments. Also included are direct costs of dispensing prescriptions including supplies, shipping and handling. Home delivery costs are recognized when the drug is shipped and retail network costs are recognized when the drug is dispensed. Pharmacy rebates and administrative fees received for providing claims processing and home delivery services are recorded as a reduction of pharmacy costs. Rebates are recognized as prescriptions are shipped or dispensed. For periods following completion of the merger with Express Scripts, the Company records a pharmacy and service costs payable for certain retail network claims based on our performance throughout the period against the contractual pricing guarantee with each pharmacy network.

Note 3 Mergers, Acquisitions and Dispositions

A. Acquisition of Express Scripts

On December 20, 2018, Cigna acquired Express Scripts through a series of mergers (collectively, the "Merger"). Cigna Holding Company (formerly named Cigna Corporation and referred to as "Old Cigna") and Express Scripts each merged with and into a wholly-owned subsidiary of Cigna. As a result of these transactions, Cigna became the parent of the combined company.

Old Cigna shareholders received one share of Cigna common stock in exchange for each share of Old Cigna common stock held immediately prior to the Merger. Express Scripts shareholders received (1) 0.2434 of a share of Cigna common stock and (2) cash of $48.75, without interest, subject to applicable withholding taxes (the "Merger Consideration"), in exchange for each share of Express Scripts common stock held immediately prior to the Merger. Cash consideration was funded primarily through a combination of cash available and debt financing discussed further in Note 5. After completion of the Merger, shares of Cigna common stock were listed for trading on the New York Stock Exchange.

The acquired Express Scripts business accelerates Cigna's Go Deeper, Go Local, Go Beyond strategy by greatly increasing the Company's ability to put medicine within reach of customers and also helping to make it more affordable. We can improve patient outcomes and help control the cost of the drug benefit by: 1) identifying products and offering solutions that improve patient outcomes and assist in controlling costs; 2) evaluating drugs for efficacy, value and price to select a cost-effective formulary; 3) offering cost-effective home delivery pharmacy and specialty services that produce cost savings for plan sponsors and better care for members; 4) leveraging purchasing volume to provide discounts to health benefit providers; and 5) promoting generic and lower-cost brands.

80 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 Merger consideration:    The estimated merger consideration of $52.8 billion was calculated as follows:

(Dollars and shares in millions, except per share amounts)

Cash consideration
Express Scripts common stock outstanding	564.3
Cash consideration per share	$48.75

Cash consideration paid to Express Scripts common stockholders	$27,510
Cash paid in lieu of fractional shares	$4
Cash consideration paid to Express Scripts performance share holders	$65

Total cash consideration	$27,579

Stock consideration
Express Scripts common stock outstanding	564.3
Per share exchange ratio	0.2434

Shares of Cigna issued to Express Scripts common stockholders	137.3
Shares of Cigna issued to Express Scripts performance share holders and other equity holders	0.3

Shares of Cigna issued to Express Scripts shareholders	137.6
Closing price of Cigna common stock on December 20, 2018	$179.80

Total stock consideration	$24,745

Noncontrolling interest	$7
Fair value of other share-based compensation awards	$479

Total merger consideration	$52,810

Fair value of share-based compensation award.   Express Scripts employees' awards of options and restricted stock units of Express Scripts stock were rolled over to Cigna stock options and restricted stock units on the date of the acquisition. Each holder of an Express Scripts stock option or restricted stock unit received 0.4802 of a Cigna stock option or restricted stock award. The Cigna stock option exercise price was determined by using this same conversion ratio. Vesting periods and the remaining life of the options remained consistent with the original Express Scripts awards.

The Company valued the restricted stock units at Cigna's stock price and stock options using a Black-Scholes pricing model as of the acquisition date. The assumptions used were generally consistent with those disclosed in Note 14, except the expected life of these options averaged 4.3 years and the exercise price did not equal the market value at the date of grant.

The fair value of these options and restricted stock unit awards was included in the purchase price to the extent that services had been provided prior to the acquisition based on the grant date of the original Express Scripts award and vesting period. The remaining fair value not included in the purchase price will be recorded as compensation expense in future periods over the remaining vesting periods. Most of the expense is expected to be recognized in 2019 and 2020.

Purchase price allocation:   In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values and may change as additional information becomes available over the next several months. Most of the goodwill ($33.7 billion) is assigned to the Health Services segment, with the remainder to the Integrated Medical segment and is not deductible for federal income tax purposes. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the closing date.

(In millions)

Cash and cash equivalents	$3,517
Receivables	7,802
Inventory	2,483
Other current assets	600
Property and equipment	2,973
Goodwill	38,361
Other identifiable intangible assets	38,725
Other assets acquired, non-current	314

Total assets acquired	94,775

Other current liabilities	18,616
Long-term debt, including current portion	12,816
Deferred income tax liabilities	9,511
Other liabilities, non-current assumed	1,022

Total liabilities acquired	41,965

Total	$52,810

CIGNA CORPORATION - 2018 Form 10-K 81

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

A portion of the purchase price has been allocated to intangible assets that are presented and discussed below.

(In millions)	Estimated Fair Value	Estimated Useful Life in Years	Amortization Method

Customer relationships	$30,210	14 - 29	Cash flow trended
Internal-use software (1)	2,443	3 - 7	Straight Line
Trade name – Express Scripts	8,400	N/A	Indefinite
Trade name – Other	115	10	Straight Line

Total	$41,168

(1)
Reported in property and equipment.

The fair value of the customer relationships and the amortization period and method were determined using an income approach that relies heavily on projected future net cash flows including key assumptions for customer attrition, margins, and discount rates. The estimated useful life reflects the time period and pattern that Cigna expects to receive the benefits of the related cash flows.

The results of Express Scripts have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues of Express Scripts included in the Company's results for 2018 approximated $2.6 billion and Express Scripts' results of operations were immaterial to Cigna's net income.

Unaudited pro forma information.   The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Express Scripts had occurred on January 1, 2017. The primary adjustments reflected in the pro forma results relate to the interest expense on the debt issued to fund the Merger, the amortization of the acquired intangible assets and the presentation of transaction related costs. Transaction related costs incurred by the Company and Express Scripts in 2018 have been presented as if they had been incurred on January 1, 2017. The pro forma information does not purport to represent what the Company's actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Unaudited

	Year Ended December 31,

(In millions, except per share amounts)	2018	2017

Total revenues	$149,544	$143,288
Shareholders' net income	$5,632	$4,435

Pro forma shareholders' net income for the year ended December 3l, 2017 includes $1.2 billion in transaction-related costs incurred in connection with the acquisition.

B. Acquisition of OnePath Life NZ Limited ("OnePath Life")

On November 30, 2018, the Company acquired OnePath Life for NZ$700 million (approximately $480 million at closing) using internal cash resources. OnePath Life is one of the largest life insurance companies in New Zealand. This acquisition will support diversifying distribution capabilities and product offerings in the New Zealand market. It will also enable better service delivery to clients and customers. The purchase price has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair value and may change as additional information becomes available over the next several months. Goodwill has been assigned to the International Markets segment as of December 31, 2018 and is not tax deductible.

The results of this business have been included in the Company's Consolidated Financial Statements from the date of acquisition and were not material. In addition, the pro forma effects on total revenues and net income assuming the acquisition had occurred January 1, 2017 were not material to the Company for the years ended December 31, 2018 and 2017.

C. Transaction-related Costs

The Company has incurred costs detailed in the table below in the acquisition of Express Scripts, the terminated merger with Anthem, Inc. ("Anthem") and other transactions. These costs consisted primarily of fees for legal, advisory and other professional services, amortization of the Bridge Facility fees in 2018 and interest expense on debt issued to fund the Express Scripts merger through the closing date, net of investment income earned on the debt proceeds. A portion of the costs, primarily legal and advisory fees, related to the completed Express Scripts acquisition are not deductible for federal income tax purposes.

	2018		2017		2016

(In millions)	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax

Interest expense on newly issued debt	$227	$179	$–	$–	$–	$–
Net investment income on debt proceeds	(123)	(97)	–	–	–	–
Charitable contributions	200	158	–	–	–	–
Legal and advisory fees	204	185	36	23	96	95
Bridge facility fees	140	111	–	–	–	–
All other transaction-related costs	204	133	90	69	70	52
Tax (benefit) – previously non-deductible costs	–	–	–	(59)	–	–

Transaction-related costs, net	$852	$669	$126	$33	$166	$147

82 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 4 Earnings Per Share ("EPS")

Accounting policy.   The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	2018			2017			2016

(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted

Shareholders' net income	$2,637	$–	$2,637	$2,237	$–	$2,237	$1,867	$–	$1,867

Shares
Weighted average	246,652	–	246,652	250,892	–	250,892	255,360	–	255,360
Common stock equivalents		3,573	3,573		4,180	4,180		4,287	4,287

Total shares	246,652	3,573	250,225	250,892	4,180	255,072	255,360	4,287	259,647

EPS	$10.69	$(0.15)	$10.54	$8.92	$(0.15)	$8.77	$7.31	$(0.12)	$7.19

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(In millions)	2018	2017	2016

Anti-dilutive options	0.9	0.9	2.3

CIGNA CORPORATION - 2018 Form 10-K 83

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 5 Debt

The outstanding amounts of debt and capital leases for the years ended December 31 were as follows:

(In millions)	Issuer	2018	2017

Short-term debt
Current maturities: $1,000 million, 2.25% Senior Notes	Express Scripts	$995	$–
Current maturities: $337 million, 7.25% Senior Notes	ESI	343	–
Commercial paper	Old Cigna	1,500	100
Current maturities: $131 million, 6.35% Notes	Old Cigna	–	131
Other, including capital leases	various	117	9

Total short-term debt		$2,955	$240

Long-term uncollateralized debt
Cigna debt (issued to finance acquisition)
$1,000 million, Floating Rate Notes due 2020	Cigna	$997	$–
$1,750 million, 3.2% Notes due 2020	Cigna	1,743	–
$1,000 million, Floating Rate Notes due 2021	Cigna	996	–
$1,250 million, 3.4% Notes due 2021	Cigna	1,245	–
$3,000 million, Floating Rate Term Loan due 2021	Cigna	2,997	–
$700 million, Floating Rate Notes due 2023	Cigna	697	–
$3,100 million, 3.75% Notes due 2023	Cigna	3,085	–
$2,200 million, 4.125% Notes due 2025	Cigna	2,187	–
$3,800 million, 4.375% Notes due 2028	Cigna	3,774	–
$2,200 million, 4.8% Notes due 2038	Cigna	2,178	–
$3,000 million, 4.9% Notes due 2048	Cigna	2,964	–
Express Scripts debt (assumed in acquisition)
$500 million, 4.125% Senior Notes due 2020	Medco	506	–
$500 million, 2.600% Senior Notes due 2020	Express Scripts	493	–
$400 million, Floating Rate Senior Notes due 2020	Express Scripts	399	–
$500 million, 3.300% Senior Notes due 2021	Express Scripts	499	–
$1,250 million, 4.750% Senior Notes due 2021	Express Scripts	1,285	–
$1,000 million, 3.900% Senior Notes due 2022	Express Scripts	998	–
$500 million, 3.050% Senior Notes due 2022	Express Scripts	481	–
$1,000 million, 3.000% Senior Notes due 2023	Express Scripts	959	–
$1,000 million, 3.500% Senior Notes due 2024	Express Scripts	966	–
$1,500 million, 4.500% Senior Notes due 2026	Express Scripts	1,508	–
$1,500 million, 3.400% Senior Notes due 2027	Express Scripts	1,386	–
$449 million, 6.125% Senior Notes due 2041	Express Scripts	493	–
$1,500 million, 4.800% Senior Notes due 2046	Express Scripts	1,465	–
Old Cigna debt (pre-acquisition)
$250 million, 4.375% Notes due 2020	Old Cigna	248	249
$300 million, 5.125% Notes due 2020	Old Cigna	298	299
$78 million, 6.37% Notes due 2021	CGC	78	78
$300 million, 4.5% Notes due 2021	Old Cigna	297	299
$750 million, 4% Notes due 2022	Old Cigna	746	745
$100 million, 7.65% Notes due 2023	Old Cigna	100	100
$17 million, 8.3% Notes due 2023	Old Cigna	17	17
$900 million, 3.25% Notes due 2025	Old Cigna	895	894
$600 million, 3.05% Notes due 2027	Old Cigna	595	594
$259 million, 7.875% Debentures due 2027	Old Cigna	259	258
$45 million, 8.3% Step Down Notes due 2033	Old Cigna	45	45
$191 million, 6.15% Notes due 2036	Old Cigna	190	190
$121 million, 5.875% Notes due 2041	Old Cigna	119	119
$317 million, 5.375% Notes due 2042	Old Cigna	315	315
$1,000 million, 3.875% Notes due 2047	Old Cigna	988	988
Other, including capital leases	Other	32	9

Total long-term debt		$39,523	$5,199

Notes issued to fund the Express Scripts acquisition.   As presented in the table above, the Company issued private placement Notes with registration rights in the third quarter of 2018 to finance the Express Scripts acquisition. Total proceeds were approximately $20.0 billion. Interest on this debt is generally paid semi-annually except for quarterly interest payments on the floating rate notes.

Term Loan Credit Agreement.   Cigna borrowed $3.0 billion under its Term Loan Credit Agreement (the "Term Loan Credit Agreement") to finance the Merger and to pay fees and expenses of the Merger. The Term Loan Credit Agreement is diversified among 26 banks and contains customary covenants and restrictions, including a financial covenant that Cigna's leverage ratio may not exceed 60%. There is no remaining amount available for borrowing under this agreement.

Bridge Facility.   In March 2018, Cigna entered into a commitment letter (the "Commitment Letter") with Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd and 21 additional banks, to provide a $26.7 billion, 364-day senior unsecured bridge facility (the "Bridge Facility") in connection with the Merger. The Company incurred approximately $140 million in fees in 2018 for the Bridge Facility that expired upon the close of the Merger.

84 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Revolving Credit Agreement.   Cigna has a Revolving Credit and Letter of Credit Agreement (the "Revolving Credit Agreement") that matures on April 6, 2023 and is diversified among 23 banks.

Cigna can borrow up to $3.25 billion for general corporate purposes, with up to $500 million available for issuance of letters of credit, decreased by $22 million of letters of credit under the Revolving Credit Agreement as of December 31, 2018. The Revolving Credit Agreement also includes an option to increase the facility amount up to $500 million and an option to extend the termination date for additional one year periods, subject to consent of the banks.

The Revolving Credit Agreement contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio may not exceed 60%.

Cigna is the borrower under the Revolving Credit Agreement and the Term Loan Credit Agreement and certain subsidiaries of Cigna may be required to guarantee these obligations under certain circumstances.

Commercial Paper.   Old Cigna issued $1.5 billion under the commercial paper program to finance the Merger.

Assumption of Express Scripts Debt.   The Company assumed debt obligations of Express Scripts, ESI and Medco as described in the table above in the acquisition under substantially unchanged terms.

The Company was in compliance with its debt covenants as of December 31, 2018.

Other debt financing transactions.   In the third quarter of 2017, Old Cigna entered into the following debt transactions:

•
On September 14, 2017, Old Cigna issued $1.6 billion long-term debt and the proceeds were used to pay for the cash tender offer described below. Old Cigna also used the proceeds for general corporate purposes, including the repayment of its Notes that matured in 2018.

•
Old Cigna completed a cash tender offer to purchase $1.0 billion of aggregate principal amount of certain of its outstanding debt securities in the third quarter of 2017 and recorded a pre-tax loss of $321 million ($209 million after-tax), primarily for premiums paid.

Old Cigna repaid $131 million and $250 million of long-term notes that matured during the first quarter of 2018 and 2017 respectively.

Maturities of outstanding long-term debt and capital leases are as follows:

	Scheduled Maturities

(In millions)	Long-term Debt (1)	Capital Leases

2019	$1,337	$17
2020	$4,700	$14
2021	$7,378	$4
2022	$2,250	$4
2023	$4,917	$4
Maturities after 2023	$20,582	$7

(1)
Long-term debt maturity amounts exclude capital leases.

Interest expense on long-term and short-term debt was $507 million in 2018, $243 million in 2017, and $251 million in 2016, excluding losses on the early extinguishment of debt.

Note 6 Common and Preferred Stock

As more fully described in Note 3, Cigna acquired Express Scripts on December 20, 2018. Old Cigna shareholders exchanged each of their shares for a share of Cigna common stock and shareholders of Express Scripts received 0.2434 of a share of Cigna (and $48.75 in cash) for each share of Express Scripts. Following the Merger, Old Cigna was de-listed and shares of Cigna were listed on the New York Stock Exchange for trading.

Cigna (and, prior to the Merger, Old Cigna) has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2018, 2017 or 2016.

CIGNA CORPORATION - 2018 Form 10-K 85

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table presents the share activity of Old Cigna and Cigna for the years ended December 31, 2018, 2017 and 2016.

(Shares in thousands)	2018	2017	2016

Common: Par value $0.25; 600,000 shares authorized – Old Cigna
Outstanding – January 1,	243,967	256,869	256,544
Issued for stock option exercises and other benefit plans	1,118	2,761	1,110
Repurchased common stock	(1,300)	(15,663)	(785)

Balance, December 20, 2018 (Merger Date)	243,785	–	–
Exchange of Old Cigna shares for shares of Cigna	(243,785)	–	–

Outstanding – December 31,	–	243,967	256,869
Retirement of treasury stock on December 20, 2018	(52,358)	–	–
Exchange of Old Cigna certificated treasury stock for new Cigna certificated treasury stock	(2)	–	–
Treasury stock – December 31, 2018	–	52,178	39,276

Issued – December 31,	–	296,145	296,145

Common: Par value $0.01; 600,000 shares authorized – Cigna
Shares issued to Old Cigna shareholders	243,785	–	–
Shares issued to Express Scripts shareholders	137,337	–	–
Issued for stock option exercises and other benefit plans including Express Scripts performance share holders	91	–	–
Repurchased common stock	(289)	–	–

Outstanding – December 31, 2018	380,924	–	–
Treasury stock	570	–	–

Issued – December 31, 2018	381,494	–	–

Note 7 Insurance and Contractholder Liabilities

A. Account Balances – Insurance and Contractholder Liabilities

As of December 31, 2018 and 2017, the Company's insurance and contractholder liabilities comprised the following:

	December 31, 2018			December 31, 2017

(In millions)	Current	Non-current	Total	Current	Non-current	Total

Contractholder deposit funds	$641	$7,365	$8,006	$713	$7,483	$8,196
Future policy benefits	740	8,981	9,721	706	9,334	10,040
Unpaid claims and claim expenses
Integrated Medical	2,678	19	2,697	2,401	19	2,420
Other segments	2,394	3,230	5,624	2,178	3,289	5,467
Unearned premiums	348	379	727	319	405	724

Total insurance and contractholder liabilities	$6,801	$19,974	$26,775	$6,317	$20,530	$26,847

Insurance and contractholder liabilities expected to be paid within one year are classified as current.

Accounting Policy – Contractholder Deposit Funds:   Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. In addition, this caption includes: 1) premium stabilization reserves under group insurance contracts representing experience refunds left with the Company to pay future premiums; 2) deposit administration funds used to fund non-pension retiree insurance programs; 3) retained asset accounts; and 4) annuities or supplementary contracts without significant life contingencies. Interest credited on these funds is accrued ratably over the contract period.

Accounting Policy – Future Policy Benefits:   Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and consist primarily of reserves for annuity contracts, life insurance benefits, GMDB contracts (see Note 8 for additional information) and certain health, life and accident insurance products of our International Markets segment.

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits expected to be paid to policyholders, net of future premiums expected to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 1% to 9%. Obligations for the run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with GAAP when a premium deficiency exists.

86 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Unpaid Claims and Claim Expenses – Integrated Medical

This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. This liability no longer includes amounts from the international health care business now reported in International Markets following our change in segment reporting in 2018. Prior year rollforwards have been updated to reflect this segment change.

Accounting policy.   The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The Company compares key assumptions used to establish the medical costs payable to actual experience for each reporting period. The unpaid claims liability is adjusted through current period shareholders' net income when actual experience differs from these assumptions. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing; 2) provider claims submission rates; 3) membership; and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

The Company relies more heavily on medical cost trend analysis that reflects expected claim payment patterns and other relevant operational considerations for more recent months. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.5 billion at December 31, 2018 and $2.3 billion at December 31, 2017. The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

Activity in the unpaid claims liability for the Integrated Medical segment for the years ended December 31 was as follows:

(In millions)	2018	2017	2016

Balance at January 1,	$2,420	$2,261	$2,105
Less: Reinsurance and other amounts recoverable	262	273	237

Balance at January 1, net	2,158	1,988	1,868
Acquired, net	40	—	—
Incurred costs related to:
Current year	21,331	19,334	18,085
Prior years	(173)	(227)	(70)

Total incurred	21,158	19,107	18,015
Paid costs related to:
Current year	18,978	17,179	16,142
Prior years	1,945	1,758	1,753

Total paid	20,923	18,937	17,895
Balance at December 31, net	2,433	2,158	1,988
Add: Reinsurance and other amounts recoverable	264	262	273

Balance at December 31,	$2,697	$2,420	$2,261

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist. See Note 8 for additional information on reinsurance.

Variances in incurred costs related to prior years' unpaid claims and claims expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows for the years ended December 31:

	2018		2017

($ in millions)	$	% (1)	$	% (2)

Actual completion factors	$92	0.5%	$87	0.6%
Medical cost trend	72	0.4	131	0.7
Other	9	—	9	—

Total favorable variance	$173	0.9%	$227	1.3%

(1)
Percentage of current year incurred costs as reported for 2017.

(2)
Percentage of current year incurred costs as reported for 2016.
CIGNA CORPORATION - 2018 Form 10-K 87

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Incurred costs related to prior years in the table above, although adjusted through shareholders' net income, do not directly correspond to an increase or decrease to shareholders' net income. The primary reason for this difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders' net income if they are offset by increases in the current year provision for moderately adverse conditions.

Prior year development increased shareholders' net income by $77 million ($97 million before tax) for the year ended December 31, 2018, compared with $96 million ($148 million before tax) in 2017. Favorable prior year development implies primarily lower than expected utilization of medical services while unfavorable prior year development implies higher than expected utilization of medical services. Prior year development amounts close to zero imply utilization of medical services that are consistent with expectations.

The following table depicts the incurred and paid claims development as of December 31, 2018 (net of reinsurance), claims frequency metrics and incurred but not reported liabilities reported in the Integrated Medical segment. The information about incurred and paid claims development for the year ended December 31, 2017 is presented as supplementary information and is unaudited.

	Incurred Costs

Incurral Year (in millions)	2017 (Unaudited)	2018	Unpaid Claims & Claim Expenses	Claims Frequency

2017	$18,692	$18,528	$22	2.6 million
2018		20,458	$2,266	2.9 million

Cumulative incurred costs plus acquired for the periods presented		$38,986

	Cumulative Costs Paid

Incurral Year	2017 (Unaudited)	2018

2017	$16,628	$18,506
2018		18,192

Cumulative paid costs for the periods presented		$36,698

Outstanding liabilities for the periods presented, net of reinsurance		$2,288
Other long-duration liabilities not included in development table above		145

Net unpaid claims and claims expenses — Integrated Medical		2,433
Reinsurance and other amounts recoverable		264

Unpaid claims and claim expenses — Integrated Medical		$2,697

More than 95% of health claims for an accident year are paid within one year of their incurred date.

There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Customers for whom no insured medical claim was paid are excluded from the calculation. Claims that did not result in a liability are not included in the frequency metric.

C. Unpaid Claims and Claim Expenses – International Markets and Group Disability and Other

This liability now includes amounts from international health care following our change in segment reporting in 2018. Prior year rollforwards have been updated to reflect this segment change.

Accounting policy.   Liabilities for unpaid claims and claim expenses are established by book of business within the Company's International Markets segment and Group Disability and Other. Liabilities for unpaid claims and claim expenses within the group disability and life business consist of the following primary products: long-term and short-term disability, life insurance, and accident coverages. Unpaid claims and claim expenses consist of (1) case or claims reserves for reported claims that are unpaid as of the balance sheet date; (2) incurred but not reported reserves for claims when the insured event has occurred but has not been reported to the Company; and (3) loss adjustment expense reserves for the expected costs of settling these claims. The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions. The Company immediately records an adjustment in medical costs and other benefit expenses when estimates of these liabilities change.

The majority of the Company's liability for disability claims consists of the present value of estimated future benefit payments, including expected development, for each reported claim that is currently receiving benefit payments, or pending a decision on eligibility for benefits, over the expected disability period. The Company projects the expected disability period by using historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. Expected claim resolution rates may vary based upon the Company's experience for the anticipated disability period, the covered benefit period, the cause of disability, the benefit design and the claimant's age, gender and income level. The gross monthly benefit is reduced (offset) by disability income received under other benefit programs, most commonly Social Security Disability Income, workers' compensation, statutory disability or other group benefit plans. The Company estimates the probability and amount of future offset awards and lapses based on the Company's experience for certain offsets not yet finalized.

88 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company also establishes a liability for the expected present value of future benefit payments for known claims that have recently been resolved but may reopen in the future, based on Company experience. Prior to a claim becoming known, the Company establishes a liability for incurred but not reported claims, using standard actuarial techniques and calculations based on completion factors and loss ratio assumptions using the Company's experience combined with an analysis of current trends and operational factors. Completion factors are impacted by several key items including changes in claim inventory levels, claim payment patterns, changes in business volume and other factors. Loss ratio assumptions are developed using historical Company experience, adjusted prospectively for expected changes in the underlying business including rate actions, persistency and inforce growth.

Liability balance details.   The liability details for unpaid claims and claim expenses as of December 31 are as follows:

(In millions)	2018	2017

Group Disability and Other
Group Disability and Life	$4,674	$4,491
Other Operations	192	193
Total Group Disability and Other	4,866	4,684
International Markets	758	783

Unpaid claims and claim expenses Group Disability and Other and International Markets	$5,624	$5,467

The Company discounts certain liabilities, predominantly long-term disability, because benefits payments are made over extended periods. Discount rate assumptions for these liabilities are based on projected investment returns for the supporting asset portfolios. Details of the Company's unpaid claim discounted liability balances as of December 31 were as follows:

(In billions)	2018	2017

Discounted liabilities	$4.2	$4.0
Aggregate amount of discount	$1.1	$1.0
Range of discount rates	4.2% - 5.2%	4.5% - 5.2%

Interest is accreted and recognized in medical costs and other benefit expenses in the Consolidated Statements of Income.

Activity in the Company's liabilities for unpaid claims and claim expenses, excluding Other Operations, are presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

(In millions)	2018	2017	2016

Balance at January 1,	$5,274	$4,997	$4,609
Less: Reinsurance	140	123	121

Balance at January 1, net	5,134	4,874	4,488
Incurred claims related to:
Current year	5,350	5,097	5,116
Prior years
Interest accretion	156	163	161
All other incurred	(147)	(43)	85

Total incurred	5,359	5,217	5,362
Paid claims related to:
Current year	3,391	3,229	3,221
Prior years	1,808	1,757	1,739

Total paid	5,199	4,986	4,960
Acquisitions	23	—
Foreign currency	(41)	29	(16)

Balance at December 31, net	5,276	5,134	4,874
Add: Reinsurance	156	140	123

Balance at December 31,	$5,432	$5,274	$4,997

Reinsurance in the previous table reflects amounts due from reinsurers related to unpaid claims liabilities. The Company's insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company's liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company's expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Favorable prior year incurred claims reported in 2018 largely reflect favorable loss ratio experience for long-term disability and life relative to expectations. Favorable prior year incurred claims reported in 2017 largely reflect improved resolution rate experience for long-term disability relative to expectations. Prior year incurred claims reported in 2016 included the impact of changes made to our disability claims management process and a period of elevated life claims.

CIGNA CORPORATION - 2018 Form 10-K 89

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Long-term disability development tables.   The table below presents information about incurred and paid claims development as of December 31, 2018 (net of reinsurance), total incurred but not reported liabilities, and cumulative claims frequency for the Company's long-term disability book of business. The information about incurred and paid claims development for the years ended 2012 through 2017 is presented as supplementary information and is unaudited. As permitted under GAAP, the Company presented development table information beginning in 2012 because obtaining information beyond this period was impracticable as historical data was not maintained in such detail.

(In millions, except for claims frequency)

	Incurred Claims (undiscounted)							Incurred But Not

	Unaudited							Reported	Claims

Accident Year	2012	2013	2014	2015	2016	2017	2018	Liabilities (1)	Frequency

2012	$995	$951	$889	$876	$883	$880	$861	$—	21,183
2013		1,063	1,037	1,062	1,072	1,057	1,032	—	23,526
2014			1,158	1,129	1,167	1,146	1,094	—	25,314
2015				1,184	1,154	1,185	1,160	—	25,737
2016					1,246	1,184	1,199	3	25,349
2017						1,226	1,193	10	23,382
2018							1,348	515	12,025

Cumulative incurred claims for the periods presented							$7,887

(1)
Incurred but not reported amounts are included in 2018 incurred claims.

	Cumulative Paid Claims

	Unaudited

Accident Year	2012	2013	2014	2015	2016	2017	2018

2012	$81	$288	$429	$504	$571	$621	$661
2013		92	342	503	600	670	732
2014			111	379	575	667	743
2015				114	417	603	702
2016					122	411	598
2017						110	396
2018							116

Cumulative paid claims for the periods presented							$3,948

All outstanding liabilities for the periods presented, net of reinsurance							$3,939
All outstanding liabilities prior to 2012, net of reinsurance							921
Impact of discounting							(885)

Liability for long-term disability unpaid claims and claim expenses, net of reinsurance							$3,975

The claims frequency metric used for the Company's long-term disability line of business represents the number of unique claim events for which benefits have been approved and payments made. Claim events are identified using a unique claimant identifier and incurral date. Thus, if an individual has multiple claims for different disabling events (and therefore different incurral dates), each will be determined to be a unique claim event. However, if an individual receives multiple benefits under more than one policy (for example for supplemental disability benefits such as pension contribution benefits or survivor benefits), the Company treats this as a single claim occurrence because they related to the same claim event. Claims frequency metrics for the most recent year are expected to be low reflecting the long-term disability product features including waiting and elimination periods that result in delayed eligibility for contract benefits. Claims that did not result in a liability are not included in the frequency metric.

The following is supplementary and unaudited information about average historical claims payout patterns for the long-term disability business for the years presented in the development table as of December 31, 2018. The average annual percentage payout of incurred claims, net of reinsurance, is approximately 9% in year one, 24% in year two, 16% in year three, 9% in year four, 7% in year five, 6% in year six and 5% in year seven.

90 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table reconciles the long-term disability net incurred and paid claims development table to the liability for unpaid claims and claim expenses in the Company's Consolidated Balance Sheets as of December 31, 2018.

(In millions)

Net outstanding liabilities — Group Disability and Life businesses
Long-term disability liabilities, net of reinsurance	$3,975
Other short-duration insurance books of business, net of reinsurance	594

Liabilities for unpaid claims and claim expenses, net of reinsurance	4,569

Reinsurance recoverable on unpaid claims — Group Disability and Life businesses
Long-term disability	94
Other short-duration insurance books of business	11

Total reinsurance recoverable on unpaid claims	105

Total liability for unpaid claims and claim expenses — Group Disability and Life businesses	4,674

International Markets segment	758
Other Operations	192

Unpaid claims and claim expenses — Group Disability and Other and International Markets	$5,624

The other short-duration insurance books of business, net of reinsurance, primarily include liabilities for life, accident and short-term disability insurance products. Liabilities for these products are typically complete within one year. Claim development on these liabilities is largely driven by completion factors and loss ratio assumptions.

Note 8 Reinsurance

The Company's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance is also used to limit losses from large exposures and to permit recovery of a portion of direct or assumed losses. Reinsurance does not relieve the originating insurer of liability. Therefore, reinsured liabilities must continue to be reported along with the related reinsurance recoverables. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of its credit risk.

A. Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company's reinsurance recoverables are presented in the following table. Included in the table below is $297 million as of December 31, 2018 and $282 million as of December 31, 2017 of current reinsurance recoverables that are reported in other current assets.

(Dollars in millions) Line of Business	Reinsurer(s)	December 31, 2018	December 31, 2017	Collateral and Other Terms at December 31, 2018

Ongoing Operations
Integrated Medical, International Markets, Group Disability, COLI	Various	$464	$454	Balances range from less than $1 million up to $70 million. Over 70% of the balance is from companies rated as investment grade by Standard & Poor's.
Total recoverables related to ongoing operations		464	454
Acquisition, disposition or runoff activities
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,312	3,436	Both companies' ratings were well above the level that would trigger a contractual obligation to fully secure the outstanding balance.
GMDB (effectively exited in 2013)	Berkshire	893	928	100% secured by assets in a trust.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	787	850	100% secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	261	283	100% secured by assets in a trust.
Other	Various	87	95	100% secured by assets in a trust or other deposits.

Total recoverables related to acquisition, disposition or runoff activities		5,340	5,592

Total reinsurance recoverables		$5,804	$6,046

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.

CIGNA CORPORATION - 2018 Form 10-K 91

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Effects of Reinsurance

The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against benefit expenses in the Company's Consolidated Statements of Income.

(In millions)	2018	2017	2016

Premiums
Short-duration contracts
Direct	$32,148	$28,838	$27,694
Assumed	77	199	247
Ceded	(182)	(150)	(229)

Total short-duration contract premiums	32,043	28,887	27,712

Long-duration contracts
Direct	4,268	3,748	3,259
Assumed	116	130	137
Ceded
Individual life insurance and annuity business sold	(133)	(143)	(153)
Other	(181)	(131)	(131)

Total long-duration contract premiums	4,070	3,604	3,112

Total premiums	$36,113	$32,491	$30,824

Reinsurance recoveries
Individual life insurance and annuity business sold	$249	$259	$279
Other	203	66	261

Total reinsurance recoveries	$452	$325	$540

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

C. Effective Exit of GMDB and GMIB Business

The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.4 billion remaining at December 31, 2018.

GMDB is accounted for as reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below. GMIB assets are reported in other current assets and other assets, and GMIB liabilities are reported in accrued expenses and other liabilities and other non-current liabilities.

GMDB

The GMDB exposure arises under annuities written by ceding companies that guarantee the benefit received at death. The Company's exposure arises when the guaranteed minimum death benefit exceeds the fair value of the related mutual fund investments at the time of a contractholder's death.

Accounting policy.   The Company estimates the gross liability and reinsurance recoverable with an internal model based on the Company's experience and future expectations over an extended period, consistent with the long-term nature of this product. As a result of the reinsurance transaction, reserve increases have a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit (including the GMIB asset presented below).

The following table presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. Unless the Berkshire reinsurance limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	2018	2017

Account value	$8,402	$10,109
Net amount at risk	$2,466	$2,112
Average attained age of contractholders (weighted by exposure)	74	75
Number of contractholders	220,000	245,000

GMIB

The Company reinsured contracts with issuers of GMIB products. The Company's exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that must occur within 30 days of a policy anniversary after the appropriate waiting period. The Company has purchased retrocessional coverage ("GMIB assets"), including retrocessional coverage from Berkshire, for these contracts.

92 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting policy.   The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments. The Company receives and pays fees periodically based on either contractholders' account values or deposits increased at a contractual rate. The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. Cash flows on these contracts are reported in operating activities.

Assumptions used in fair value measurement.   GMIB assets and liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse, and annuity election rates). The Company classifies GMIB assets and liabilities in Level 3 in the fair value hierarchy described in Note 10 because assumptions related to future annuitant behavior are largely unobservable.

The only assumption expected to impact future shareholders' net income is non-performance risk. The non-performance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities. Significant decreases in assumed lapse rates or spreads used to calculate non-performance risk of the Company, or significant increases in assumed annuity election rates or spreads used to calculate the non-performance risk of the reinsurers, would result in higher fair value measurements. A change in one of these assumptions is not necessarily accompanied by a change in another assumption.

GMIB liabilities totaling $706 million as of December 31, 2018 and $762 million as of December 31, 2017 were reported in accrued expenses and other liabilities and other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of December 31, 2018 and 2017 as follows:

(In millions) Line of Business	Reinsurer	December 31, 2018	December 31, 2017	Collateral and Other Terms at December 31, 2018

GMIB	Berkshire	$341	$359	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	208	221
	Liberty Re (Bermuda) Ltd.	184	197	86% were secured by assets in a trust.

Total GMIB recoverables reported in other current assets and other assets		$733	$777

Amounts included in shareholders net income for GMIB assets and liabilities were not material in 2018, 2017 and 2016.

Note 9 Investments, Investment Income and Gains and Losses

Cigna's investment portfolio consists of a broad range of investments including fixed maturities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments, and derivative financial instruments. The sections below provide more detail regarding our accounting policies, investment balances, net investment income and realized investment gains and losses. See Note 10 for information about valuation of the Company's investment portfolio. Fixed maturities, commercial mortgage loans, derivative financial instruments, and short-term investments with contractual maturities during the next 12 months are classified on the balance sheet as current investments, unless they are held as statutory deposits or restricted for other purposes, where they are classified in long-term investments. Equity securities classified as current include exchange traded funds that are used in our cash management process. All other investments are classified in long-term investments. The following table summarizes the Company's investments by category and current or long-term classification.

	December 31, 2018			December 31, 2017

(In millions)	Current	Long-term	Total	Current	Long-term	Total

Fixed Maturities	$1,320	$21,608	$22,928	$1,516	$21,622	$23,138
Equity securities	377	171	548	406	182	588
Commercial mortgage loans	32	1,826	1,858	15	1,746	1,761
Policy loans	–	1,423	1,423	–	1,415	1,415
Other long-term investments	–	1,901	1,901	–	1,518	1,518
Short-term investments	316	–	316	199	–	199

Total	$2,045	$26,929	$28,974	$2,136	$26,483	$28,619

A. Investment Portfolio

Fixed Maturities

Accounting policy.   Fixed maturities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity. Net unrealized appreciation on investments supporting the Company's run-off settlement annuity business is reported in future policy benefit liabilities rather than accumulated other comprehensive income (loss).

The Company records impairment losses in net income for fixed maturities with fair value below amortized cost that meet either of the following conditions:

•
If the Company intends to sell or determines that it is more likely than not to be required to sell these fixed maturities before their fair values recover, an impairment loss is recognized for the excess of the amortized cost over fair value.
CIGNA CORPORATION - 2018 Form 10-K 93

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

•
If the net present value of projected future cash flows of a fixed maturity (based on qualitative and quantitative factors, including the probability of default, and the estimated timing and amount of recovery) is below the amortized cost basis, that difference is recognized as an impairment loss. For mortgage and asset-backed securities, estimated future cash flows are also based on assumptions about the collateral attributes including prepayment speeds, default rates and changes in value.

Debt securities are classified as either current or long-term investments based on their contractual maturities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2018:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,323	$1,327
Due after one year through five years	6,452	6,522
Due after five years through ten years	10,205	9,992
Due after ten years	4,064	4,577
Mortgage and other asset-backed securities	506	510

Total	$22,550	$22,928

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

December 31, 2018
Federal government and agency	$507	$204	$(1)	$710
State and local government	920	66	(1)	985
Foreign government	2,214	155	(7)	2,362
Corporate	18,403	411	(453)	18,361
Mortgage and other asset-backed	506	16	(12)	510

Total	$22,550	$852	$(474)	$22,928

Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,264	$479	$(40)	$2,703

December 31, 2017
Federal government and agency	$541	$239	$(1)	$779
State and local government	1,196	93	(2)	1,287
Foreign government	2,360	142	(15)	2,487
Corporate	17,301	868	(81)	18,088
Mortgage and other asset-backed	469	29	(1)	497

Total	$21,867	$1,371	$(100)	$23,138

Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,200	$681	$(2)	$2,879

(1)
Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

The Company had commitments to purchase $106 million of fixed maturities as of December 31, 2018, all of which bear interest at a fixed market rate.

Review of declines in fair value.   Management reviews fixed maturities with a decline in fair value from cost for impairment based on criteria that include:

•
length of time and severity of decline;

•
financial health and specific near term prospects of the issuer;

•
changes in the regulatory, economic or general market environment of the issuer's industry or geographic region; and

•
the Company's intent to sell or the likelihood of a required sale prior to recovery.
94 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Management believes the unrealized depreciation below to be temporary based on this review, and therefore has not impaired these amounts. The table below summarizes fixed maturities with a decline in fair value from amortized cost by the length of time these securities have been in an unrealized loss position.

	December 31, 2018				December 31, 2017

(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

One year or less
Investment grade	$7,127	$7,367	$(240)	1,324	$3,272	$3,309	$(37)	797
Below investment grade	$1,185	$1,240	$(55)	1,190	$543	$553	$(10)	643
More than one year
Investment grade	$3,023	$3,181	$(158)	784	$1,503	$1,549	$(46)	373
Below investment grade	$249	$270	$(21)	245	$155	$162	$(7)	42

Equity Securities

Accounting policy.   Upon adopting ASU 2016-01 beginning in 2018, changes in the fair values of equity securities that have a readily determinable fair value (primarily exchange-traded funds) are reported in net realized investment gains (losses). As of December 31, 2018, the fair values of these securities were $415 million and cost was $433 million. Also beginning in 2018, private equity securities of $89 million as of December 31, 2018 without a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The amount of impairments or value changes resulting from observable price changes was not material.

Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in net realized investment gains (losses) and dividends reported in net investment income. As of December 31, 2018, fair values of these securities were $44 million and cost was $58 million, compared with fair value of $49 million and cost of $61 million as of December 31, 2017.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

Accounting policy.   Commercial mortgage loans are carried at unpaid principal balances or, if impaired, the lower of unpaid principal or fair value of the underlying real estate. See the "Impaired commercial mortgage loans" section below for the Company's accounting policy for impaired commercial mortgage loans. Commercial mortgage loans are classified as either current or long-term investments based on their contractual maturities.

As of December 31, 2018, approximately 93% of the Company's commercial mortgage loan portfolio is scheduled to mature in 2022 or thereafter.

Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

Credit quality.   The Company regularly evaluates and monitors credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at origination that is then updated each year as part of the annual portfolio loan review. The Company evaluates and monitors credit quality on a consistent and ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

Quality ratings are based on our evaluation of a number of key inputs related to the loan, including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics. However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios. The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on debt, with a ratio below 1.0 indicating that there is not enough cash flow to cover the required loan payments. The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of December 31, 2018 and 2017:

	2018			2017

(Dollars in millions) Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to- Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to- Value Ratio

Below 60%	$1,132	2.14		$1,109	2.03
60% to 79%	650	1.93		652	2.24
80% to 100%	76	1.49		—	—

Total	$1,858	2.04	58%	$1,761	2.11	57%

CIGNA CORPORATION - 2018 Form 10-K 95

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2018 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimated the current year and future stabilized property income and fair value for each loan.

The Company re-evaluates a loan's credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower's request for restructure causes management to believe that the Company's estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

Impaired commercial mortgage loans.   A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due per the terms of the promissory note. Impaired loans are carried at the lower of the unpaid principal balance or fair value of the underlying collateral. Interest income on impaired mortgage loans is only recognized when a payment is received.

There were no impaired commercial mortgage loans as of December 31, 2018 and 2017.

Policy Loans

Accounting policy.   Policy loans, primarily associated with our corporate owned life insurance business, are carried at unpaid principal balances plus accumulated interest, the total of which approximates fair value. These loans are collateralized by life insurance policy cash values and therefore have minimal exposure to credit loss. Interest rates are reset annually based on a rolling average of benchmark interest rates.

Other Long-Term Investments

Accounting policy.   Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company's ownership percentage of reported income or loss, based on the financial statements of the underlying investments that are generally reported at fair value. Income from these investments is reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments.

Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2018 and 2017 is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.

Additionally, other long-term investments includes foreign currency swaps carried at fair value. See discussion below for information on the Company's accounting policies for these derivative financial instruments.

Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 26% of the committed amounts in 2019.

	Carrying value as of December 31,		Unfunded Commitments as of

(In millions)	2018	2017	December 31, 2018

Real estate investments	$679	$591	$376
Securities partnerships	1,045	863	1,063
Other	177	64	33

Total	$1,901	$1,518	$1,472

Short-Term Investments and Cash Equivalents

Accounting policy.   Security investments with maturities of greater than three months to one year from time of purchase are classified as short-term, available for sale and carried at fair value that approximates cost. Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase and are carried at cost that approximates fair value.

Short-term investments and cash equivalents included the following types of issuers:

(In millions)	December 31, 2018	December 31, 2017

Corporate securities	$581	$1,143
Federal government securities	$82	$604
Foreign government securities	$238	$159
Money market funds	$1,174	$12

96 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contract holder liabilities. The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates. The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives and discussed further in Note 8. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Derivative instruments used by the Company typically include foreign currency swap contracts and foreign currency forward contracts. Foreign currency swap contracts periodically exchange cash flows between two currencies for principal and interest. Foreign currency forward contracts require the Company to purchase a foreign currency in exchange for the functional currency of its operating unit at a future date, generally within three months from the contracts' trade dates.

The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality, and through routine monitoring of credit risk exposures. Certain of the Company's over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty and amounts posted were not significant as of December 31, 2018 or 2017.

Accounting policy.   Derivatives are recorded on our balance sheet at fair value and are classified as current or non-current according to their contractual maturities. Further information on our policies for determining fair value are discussed in Note 10. Derivative cash flows are generally reported in operating activities. The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders' net income. Various qualitative or quantitative methods appropriate for each hedge are used to formally assess and document hedge effectiveness at inception and each period throughout the life of a hedge.

•
Fair value hedges of the foreign exchange-related changes in fair values of certain fixed maturity foreign-denominated bonds:  Swap fair values are reported in long-term investments or other non-current liabilities. Changes in fair values attributable to foreign exchange risk of the swap contracts and the hedged bonds are reported in other realized investment gains and losses. The portion of the swap contracts' changes in fair value excluded from the assessment of hedge effectiveness is recorded in accumulated other comprehensive income and recognized in net investment income as swap coupon payments are accrued, offsetting the foreign denominated coupons received on the designated bonds.

•
Net investment hedges of certain foreign subsidiaries that conduct their business principally in Euros:  The fair values of the swap contracts are reported in other assets or other non-current liabilities. The changes in fair values of these instruments are reported in other comprehensive income, specifically in translation of foreign currencies. The portion of the change in swap fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries. The remaining changes in swap fair value are excluded from the effectiveness assessment and recognized in selling, general and administrative expenses as swap coupon payments are accrued. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.

•
Economic hedges for derivatives not designated as accounting hedges:  Fair values of derivative instruments are reported in current investments or accrued expenses and other liabilities. The changes in fair values are reported in net realized investment gains and losses.

Gross fair values of our derivative financial instruments are presented in Note 10. As of December 31, 2018 and 2017, the effects of derivative instruments on the Consolidated Financial Statements were not material, including gains or losses reclassified from accumulated other comprehensive income into shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness. The following table summarizes the types and notional quantity of derivative instruments held by the Company.

(In millions)		Notional Value as of December 31,

Type of Instrument	Purpose	2018	2017

Foreign currency swap contracts	Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain fixed maturity foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	$525	$318
Foreign currency swap contracts	Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	$439	$—
Foreign currency forward contracts	Economic hedge: To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated fixed maturity bond portfolio to reflect the local currency for the Company's foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.	$309	$255

Concentration of Risk

The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2018 and 2017.

CIGNA CORPORATION - 2018 Form 10-K 97

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Net Investment Income

Accounting policy.   When interest and principal payments on investments are current, the Company recognizes interest income when it is earned. The Company recognizes interest income on a cash basis when interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured. For unconsolidated entities that are included in Other long-term investments, investment income is generally recognized according to the Company's share of the reported income or loss on the underlying investments. Investment income attributed to the Company's separate accounts is excluded from our earnings because associated gains and losses generally accrue directly to separate account policyholders.

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2018	2017	2016

Fixed maturities	$1,009	$946	$899
Equity securities	28	14	4
Commercial mortgage loans	78	81	91
Policy loans	70	69	72
Other long-term investments	156	124	98
Short-term investments and cash	194	42	26

Total investment income	1,535	1,276	1,190
Less investment expenses	55	50	43

Net investment income	$1,480	$1,226	$1,147

Real estate investments and securities partnerships with a carrying value of $150 million at December 31, 2018 and $191 million at December 31, 2017 were non-income producing during the preceding twelve months.

C. Realized Investment Gains And Losses

Accounting policy.   Realized investment gains and losses are based on specifically identified assets and results from sales, investment asset write-downs, changes in the fair values of certain derivatives and equity securities and changes in valuation reserves on commercial mortgage loans.

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business, as well as realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.

(In millions)	2018	2017	2016

Net realized investment (losses) gains, excluding investment asset write-downs	$(34)	$268	$227
Write-downs on debt securities	(43)	(26)	(35)
Write-downs on other invested assets	(4)	(5)	(23)

Net realized investment (losses) gains, before income taxes	$(81)	$237	$169

Net realized investment losses, excluding investment asset write-downs in 2018 represent primarily mark to market losses on equity securities and derivatives and net losses on sales of fixed maturities, partially offset by net gains on sales of real estate properties held in joint ventures. Net realized investment gains, excluding asset write-downs in 2017 and 2016 represented primarily gains on sales of real estate properties held in joint ventures and gains on sales of fixed maturities and equity securities. Realized losses on equity securities still held at December 31, 2018 were $33 million in 2018.

The following table presents sales information for available-for-sale securities (fixed maturities for the year ended in 2018, and fixed maturities and equity securities for the years ended in 2017 and 2016). Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2018	2017	2016

Proceeds from sales	$2,625	$2,012	$1,544
Gross gains on sales	$28	$103	$83
Gross losses on sales	$(47)	$(18)	$(7)

Note 10 Fair Value Measurements

The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, certain equity securities, short-term investments and derivatives. Other financial instruments are measured at fair value only under certain conditions, such as when impaired.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor.

The Company's financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset's or a liability's

98 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

classification is based on the lowest level of input that is significant to its measurement. For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument's fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).

The Company estimates fair values using prices from third parties or internal pricing methods. Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value. The internal pricing methods are performed by the Company's investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors. In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

The Company is responsible for determining fair value, as well as for assigning the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs. The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations. Annually, we conduct an on-site visit of the most significant pricing service to review their processes, methodologies and controls. This on-site review includes a walk-through of inputs for a sample of securities held across various asset types to validate the documented pricing process.

A. Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of December 31, 2018 and 2017 about the Company's financial assets and liabilities carried at fair value. Separate account assets that are also recorded at fair value on the Company's Consolidated Balance Sheets are reported separately in the Separate Accounts section as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total

As of December 31, (In millions)	2018	2017	2018	2017	2018	2017	2018	2017

Financial assets at fair value
Fixed maturities
Federal government and agency	$209	$253	$501	$526	$—	$—	$710	$779
State and local government	—	—	985	1,287	—	—	985	1,287
Foreign government	—	—	2,356	2,442	6	45	2,362	2,487
Corporate	—	—	18,127	17,658	234	430	18,361	18,088
Mortgage and other asset-backed	—	—	372	343	138	154	510	497

Total fixed maturities	209	253	22,341	22,256	378	629	22,928	23,138
Equity securities (1)	384	412	43	73	32	103	459	588
Short-term investments	—	—	316	199	—	—	316	199
Derivative assets	—	—	53	2	—	—	53	2
Real estate funds priced at NAV as a practical expedient (2)							239	N/A
Financial liabilities at fair value
Derivative liabilities	$—	$—	$10	$25	$—	$—	$10	$25

(1)
Certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities) beginning in 2018. Such private equity securities of $70 million were included in the Level 3 amount as of December 31, 2017. See Note 9 for additional information on this accounting policy change.

(2)
Certain real estate funds are carried at fair value (previously carried at cost) based on the Company's ownership share of the equity of the investee (Net Asset Value ("NAV")) as a practical expedient including changes in the fair value of its underlying investments upon adopting ASU 2016-01 beginning in 2018. The funds have a quarterly redemption frequency, 45-90 day redemption notice period and $57 million in unfunded commitments as of December 31, 2018. See Note 9 for additional information on this accounting change. Prior years are designated as not applicable ("N/A") in this table.

Level 1 Financial Assets

Inputs for instruments classified in Level 1 include unadjusted quoted prices for identical assets in active markets accessible at the measurement date. Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.

Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. A relatively small portion of the Company's investment assets are classified in this category given the narrow definition of Level 1 and the Company's investment asset strategy to maximize investment returns.

CIGNA CORPORATION - 2018 Form 10-K 99

PART II
ITEM 8. Financial Statements and Supplementary Data

Level 2 Financial Assets and Financial Liabilities

Inputs for instruments classified in Level 2 include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are market observable or can be corroborated by market data for the term of the instrument. Such other inputs include market interest rates and volatilities, spreads and yield curves. An instrument is classified in Level 2 if the Company determines that unobservable inputs are insignificant.

Fixed maturities and equity securities.   Approximately 96% of the Company's investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many fixed maturities do not trade daily. Pricing models are used to determine these prices when recent trades are not available. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

Nearly all of these instruments are valued using recent trades or pricing models. Less than 1% of the fair value of investments classified in Level 2 represents foreign bonds that are valued using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes, consistent with local market practice.

Short-term investments are carried at fair value which approximates cost. The Company compares market prices for these securities to recorded amounts on a regular basis to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of December 31, 2018 or 2017. The nature and use of these derivative financial instruments are described in Note 9.

Level 3 Financial Assets and Financial Liabilities

Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

The Company classifies certain newly issued, privately-placed, complex or illiquid securities in Level 3. Approximately 2% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category.

Fair values of mortgage and other asset-backed securities as well as corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. Inputs and assumptions for pricing may also include collateral attributes and prepayment speeds for mortgage and other asset-backed securities. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer's financial statements.

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following fixed maturities that were developed directly by the Company as of December 31, 2018 and 2017. The range and weighted average basis point amounts ("bps") for liquidity and credit spreads (adjustment to discount rates) reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

Mortgage and other asset-backed securities.   The significant unobservable inputs used to value the following mortgage and other asset-backed securities are liquidity and weighting of credit spreads. An adjustment for liquidity is made as of the measurement date that considers current market conditions, issuer circumstances and complexity of the security structure when there is limited trading activity for the security. An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral and no standard market valuation technique. The weighting of credit spreads is primarily based on the underlying collateral's characteristics and their proportional cash flows supporting the bond obligations.

100 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Corporate and government fixed maturities.   The significant unobservable input used to value the following corporate and government fixed maturities is an adjustment for liquidity. An adjustment is needed to reflect current market conditions and issuer circumstances when there is limited trading activity for the security.

	Fair Value			Unobservable Adjustment Range (Weighted Average)

As of December 31, (Fair value in millions)	2018	2017	Unobservable Input	2018	2017

Fixed maturities
Mortgage and other asset-backed securities	$138	$154	Liquidity	60 – 340 (70) bps	60 – 370 (90) bps
			Weighting of credit spreads	190 – 340 (260) bps	180 – 290 (230) bps
Corporate and government fixed maturities	229	446	Liquidity	50 – 930 (230) bps	70 – 1,650 (300) bps

Securities not priced by the Company (1)	11	29

Total Level 3 fixed maturities	$378	$629

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

Significant increases in liquidity or credit spreads would result in lower fair value measurements while decreases in these inputs would result in higher fair value measurements. The unobservable inputs are generally not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2018 and 2017. Gains and losses reported in this table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Fixed Maturities & Equity Securities

(In millions)	2018	2017

Balance at January 1,	$732	$776
Total gains (losses) included in shareholders' net income	(22)	25
Losses included in other comprehensive income	(8)	(11)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(8)	7
Purchases, sales, settlements
Purchases	22	133
Sales	(11)	(95)
Settlements	(70)	(74)

Total purchases, sales and settlements	(59)	(36)
Transfers into/(out of) Level 3
Transfers into Level 3	44	275
Transfers out of Level 3 (2)	(269)	(304)

Total transfers into/(out of) Level 3	(225)	(29)

Balance at December 31,	$410	$732

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(9)	$(9)

(1)
Amounts do not accrue to shareholders.

(2)
Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities). Private equity securities of $70 million as of December 31, 2017 are included in the 2018 Transfers out of Level 3 amount.

Total gains and losses included in shareholders' net income in the table above are reflected in the Consolidated Statements of Income as realized investment gains (losses) and net investment income.

Gains and losses included in other comprehensive income in the tables above are reflected in net unrealized appreciation (depreciation) on securities in the Consolidated Statements of Comprehensive Income.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers between Level 2 and Level 3 during 2018 and 2017 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors. As noted above, transfers out of Level 3 during 2018 also include $70 million of private equity securities that are no longer carried at fair value.

Separate Accounts

Accounting policy.   Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of these accounts generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for

CIGNA CORPORATION - 2018 Form 10-K 101

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

mortality risks, asset management or administrative services are reported in either premiums or fees and other revenues. Investments that are measured using the practical expedient of NAV are excluded from the fair value hierarchy.

Fair values of separate account assets at December 31 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total

(In millions)	2018	2017	2018	2017	2018	2017	2018	2017

Guaranteed separate accounts (See Note 19)	$187	$215	$267	$308	$—	$—	$454	$523
Non-guaranteed separate accounts (1)	1,204	1,536	5,216	5,298	233	292	6,653	7,126

Subtotal	$1,391	$1,751	$5,483	$5,606	$233	$292	7,107	7,649
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							732	774

Total separate account assets							$7,839	$8,423

(1)
Non-guaranteed separate accounts included $3.8 billion as of December 31, 2018 and $3.9 billion as of December 31, 2017 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of December 31, 2018 and $0.3 billion classified in Level 3 as of December 31, 2017.

Separate account assets in Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:

•
corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•
actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna's pension plans, and include commercial mortgage loans as well as certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above. Activity, including transfers into and out of Level 3, was not material for 2018 or 2017.

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account's ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments. Substantially all of these assets support the Cigna Pension Plans. The following table provides additional information on these investments.

	Fair Value as of		Unfunded Commitments as of December 31, 2018
(In millions)	December 31, 2018	December 31, 2017		Redemption Frequency (if currently eligible)	Redemption Notice Period

Securities partnerships	$477	$458	$308	Not applicable	Not applicable
Real estate funds	237	239	—	Quarterly	30-90 days
Hedge funds	18	77	—	Up to annually, varying by fund	30-90 days

Total	$732	$774	$308

B. Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments when they become impaired including investment real estate and commercial mortgage loans, and certain equity securities with no readily determinable fair value. Recorded values for these asset types representing less than 1% of total investments, were written down to their fair values, resulting in immaterial realized investment losses in 2018 and 2017.

C. Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2018 and 2017. In addition to universal life products and capital leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	December 31, 2018		December 31, 2017

(In millions)	Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$1,832	$1,858	$1,766	$1,761
Long-term debt, including current maturities, excluding capital leases	Level 2	$40,819	$40,829	$5,730	$5,321

Fair values of off-balance sheet financial instruments were not material as of December 31, 2018 and 2017.

102 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 11 Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when there is a change in the Company's involvement with an entity, the Company must determine if it is the primary beneficiary and must consolidate the entity. The Company would be considered the primary beneficiary if it has the power to direct the entity's most significant economic activities or has the right to receive benefits or obligation to absorb losses that could be significant to the entity. The Company evaluates the following criteria:

•
the structure and purpose of the entity;

•
the risks and rewards created by and shared through the entity; and

•
the Company's ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

The Company determined it was not a primary beneficiary in any material variable interest entities as of December 31, 2018 and 2017. The Company's involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships.   The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations and the limited partners do not have substantive kick-out or participating rights. The Company's maximum exposure to these entities of $2.9 billion across approximately 130 limited partnerships as of December 31, 2018 includes $1.5 billion reported in long-term investments and commitments to contribute an additional $1.4 billion. The Company's non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities.   In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of December 31, 2018 that is reported in fixed maturities. The Company's combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures, independent physician associations ("IPAs") and a joint venture in India that are variable interest entities. The carrying values and maximum exposures associated with these arrangements are immaterial.

The Company has not provided, and does not intend to provide, financial support to any of the above entities that it is not contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

CIGNA CORPORATION - 2018 Form 10-K 103

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 12 Accumulated Other Comprehensive Income (Loss) ("AOCI")

AOCI includes the Company's share from entities accounted for using the equity method. AOCI excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCI reclassifications are recognized. As discussed in Note 2, the Company early adopted ASU 2018-02 effective January 1, 2018 and $229 million of stranded tax effects resulting from U.S. tax reform legislation enacted in 2017 were reclassified from AOCI to retained earnings. Changes in the components of accumulated other comprehensive income (loss) were as follows:

(In millions)	2018	2017	2016

Securities and Derivatives
Beginning balance	$328	$365	$425
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	65	–	–
Reclassification adjustment to retained earnings related to new financial instruments guidance (1)	(4)	–	–
Reclassification adjustment from retained earnings related to new hedging guidance (1)	(6)	–	–

Adjusted beginning balance	383	365	425

(Depreciation) appreciation on securities and derivatives	(512)	34	(48)
Tax benefit (expense)	100	(19)	6

Net (depreciation) appreciation on securities and derivatives	(412)	15	(42)

Reclassification adjustment for losses (gains) included in shareholders' net income (net realized investment losses (gains))	60	(81)	(29)
Reclassification adjustment for losses included in shareholders' net income (selling, general and administrative expenses)	–	1	1
Tax (expense) benefit	(13)	28	10

Net losses (gains) reclassified from AOCI to net income	47	(52)	(18)

Other comprehensive (loss), net of tax	(365)	(37)	(60)

Ending balance	$18	$328	$365

Translation of foreign currencies
Beginning balance	$(65)	$(369)	$(274)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	(4)	–	–

Adjusted beginning balance	(69)	(369)	(274)

Translation of foreign currencies	(152)	309	(95)
Tax (expense)	–	(5)	–

Net translation of foreign currencies	(152)	304	(95)

Ending balance	$(221)	$(65)	$(369)
Postretirement benefits liability
Beginning balance	$(1,345)	$(1,378)	$(1,401)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	(290)	–	–

Adjusted beginning balance	(1,635)	(1,378)	(1,401)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (selling, general and administrative expenses)	69	64	64
Reclassification adjustment for settlement (selling, general and administrative expenses)	–	7	–
Tax (expense)	(15)	(24)	(22)

Net adjustments reclassified from AOCI to net income	54	47	42

Valuation update	93	(22)	(29)
Tax (expense) benefit	(20)	8	10

Net change due to valuation update	73	(14)	(19)

Other comprehensive income, net of tax	127	33	23

Ending balance	$(1,508)	$(1,345)	$(1,378)

(1)
See Note 2 for further information about adjustments resulting from the Company's adoption of new accounting standards in 2018.

Note 13 Pension and Other Postretirement Benefit Plans

A. About our Plans

Pension plans.   We froze future benefit accruals for the Company's principal domestic defined benefit pension plans in 2009. The Company also has foreign pension and other postretirement benefit plans that are immaterial to our results of operations, liquidity and financial position. Additionally, in connection with the acquisition of Express Scripts on December 20, 2018, the Company assumed a frozen cash balance retirement plan, the results of which are immaterial to our results of operations, liquidity and financial position.

Other postretirement benefit plans.   The Company's postretirement medical plan was frozen in 2013. The Company also offers certain postretirement life insurance benefits through various plans.

104 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting policy.   The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. Benefit obligations are measured at the present value of estimated future payments based on actuarial assumptions. Changes in these assumptions are called net unrecognized actuarial gains (losses) because the Company uses the "corridor" method to account for changes in the benefit obligation when actual results differ from those assumed, or when assumptions change. Under the corridor method, net unrecognized actuarial gains (losses) are initially recorded in accumulated other comprehensive income. When the unrecognized gain (loss) exceeds 10% of the benefit obligation, that excess is amortized to expense over the expected remaining lives of plan participants. The net plan expense is reported in interest expense and other in the Consolidated Statements of Income.

For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a "market-related" asset valuation that differs from the actual fair value for domestic pension plan assets invested in non-fixed income investments. The "market-related" value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. The market-related asset value was approximately $4.0 billion, compared with a fair value of approximately $4.2 billion at December 31, 2018.

B. Funded Status and Amounts Included in Accumulated Other Comprehensive Income

The following table summarizes the projected benefit obligations and assets related to our domestic and international pension and other postretirement benefit plans as of, and for the years ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2018	2017	2018	2017

Change in benefit obligation
Benefit obligation, January 1	$4,969	$4,888	$258	$277
Service cost	3	3	–	–
Interest cost	169	186	8	9
Assumed in acquisition	137	–	–	–
Partial litigation settlement-attorneys' fees	32	–	–	–
(Gain) loss from past experience	(235) (1)	181 (2)	(31)	1
Benefits paid from plan assets	(314)	(277)	–	(3)
Benefits paid – other	(20)	(12)	(25)	(26)

Benefit obligation, December 31	4,741	4,969	210	258

Change in plan assets
Fair value of plan assets, January 1	4,281	3,977	2	5
Assumed in acquisition	96	–	–	–
Actual return on plan assets	85	418	–	–
Benefits paid	(314)	(277)	(2)	(3)
Contributions	3	163	–	–

Fair value of plan assets, December 31	4,151	4,281	–	2

Funded status	$(590)	$(688)	$(210)	$(256)

Liability in Consolidated Balance Sheets
Accrued expenses and other liabilities	$(30)	$(25)	$(23)	$(27)
Other non-current liabilities	$(560)	$(663)	$(187)	$(229)

(1)
Gain reflects an increase in the discount rate and a favorable change in the mortality assumption.

(2)
Loss reflects a decrease in the discount rate, partially offset by a favorable change in the mortality assumption.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2019, contributions to the qualified pension plans are expected to be immaterial. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension and other postretirement benefit plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.

Benefit payments.   The following benefit payments are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2019	$324	$25
2020	$311	$23
2021	$313	$22
2022	$316	$20
2023	$318	$19
2024-2028	$1,549	$72

CIGNA CORPORATION - 2018 Form 10-K 105

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Amounts reflected in the pension and other postretirement benefit liabilities shown above that have not yet been reported in net income and therefore are included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2018	2017	2018	2017

Unrecognized net gains (losses)	$(1,980)	$(2,113)	$32	$–
Unrecognized prior service cost	(6)	(6)	44	46

Postretirement benefits liability adjustment	$(1,986)	$(2,119)	$76	$46

C. Cost of Our Plans

Net pension and other postretirement benefits cost was as follows for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits

(In millions)	2018	2017	2016	2018	2017	2016

Service cost	$3	$3	$2	$–	$–	$–
Interest cost	169	186	199	8	9	11
Expected long-term return on plan assets	(257)	(260)	(249)	–	–	–
Partial litigation settlement – attorneys' fees	32	–	–	–	–	–
Amortization of:
Net loss from past experience	70	66	65	1	1	1
Prior service cost	–	–	1	(2)	(3)	(3)
Settlement loss	–	7	–	–	–	–

Net plan cost	$17	$2	$18	$7	$7	$9

As further discussed in Note 19, Old Cigna and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan's conversion of certain employees from an annuity to a cash balance benefit in 1997. In the fourth quarter of 2018, the Court ordered the Plan to pay $32 million representing the attorney fee portion of the settlement. This payment was recognized as an expense in 2018. An offsetting expense credit of $32 million was also recorded to reduce the litigation reserve held, resulting in no impact to net income in 2018 related to this matter. In 2019, barring any new order from the Court, it is expected that: 1) class participants will be notified of their increased benefits; 2) the plan will be amended; and 3) benefits will begin to be paid. However, the exact timing and amount of these actions remain uncertain. The Company's remaining litigation reserve is adequate to cover the expected benefits due to class participants.

D. Assumptions Used for Pension and Other Postretirement Benefit Plans

Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2018	2017

Discount rate:
Pension benefit obligation	4.23%	3.51%
Other postretirement benefit obligation	4.09%	3.37%
Pension benefit cost	3.51%	3.95%
Other postretirement benefit cost	3.37%	3.70%
Expected long-term return on plan assets:
Pension benefit cost	7.00%	7.25%
Other postretirement benefit cost	5.00%	5.00%
Mortality table for pension and postretirement benefit obligations	RP 2014 with MP 2018 projection scale	RP 2014 with MP 2017 projection scale

The Company used the Society of Actuaries mortality table RP2014 and the updated improvement scales published in 2017 and 2018 to value its benefit obligations because the Company's mortality experience closely matched these tables based on internal studies. The updated improvement scales published in 2017 and 2018 both indicated that mortality improvement is expected to be lower than was originally projected when the study was first published in 2014, resulting in decreases to the benefit obligations in both years.

The Company sets discount rates by applying actual annualized yields for high quality bonds at various durations to the expected cash flows of the pension and other postretirement benefits liabilities. A discount rate curve is constructed using an array of bonds in various industries throughout the domestic market, but only selects those for the curve that have an above average return at each duration. Management believes that this curve is representative of the yields that the Company is able to achieve through its plan asset investment strategy.

106 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management's investment strategy that continues a significant allocation to domestic and foreign equity securities as well as securities partnerships, real estate and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation.

E. Pension Plan Assets

As of December 31, 2018, pension assets included $3.8 billion invested in the separate accounts of Connecticut General Life Insurance Company and Life Insurance Company of North America, subsidiaries of the Company, as well as an additional $265 million invested directly in funds offered by the buyer of the retirement benefits business, and $116 million invested by others.

The fair values of pension assets by category are as follows as of December 31, 2018 and 2017.

(In millions)	2018	2017

Fixed maturities:
Federal government and agency	$–	$1
Corporate	1,446	1,124
Asset-backed	32	22
Fund investments	768	884

Total fixed maturities	2,246	2,031

Equity securities:
Domestic	506	689
International, including funds and pooled separate accounts (1)	360	476

Total equity securities	866	1,165

Securities partnerships	477	457
Real estate funds, including pooled separate accounts (1)	250	300
Commercial mortgage loans	110	140
Hedge funds	36	73
Guaranteed deposit account contract	107	63
Cash equivalents and other current assets, net	59	52

Total pension assets at fair value	$4,151	$4,281

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

The Company's current target investment allocation percentages (55% fixed income, 25% public equity securities and 20% in other investments, including private equity (securities partnerships) and real estate, are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company would expect to further reduce the allocation to equity securities and other investments and increase the allocation to fixed income investments as funding levels improve.

See Note 10 for further details regarding how fair value is determined, including the level within the fair value hierarchy and the procedures we use to validate fair value measurements. The Company classifies substantially all fixed maturities in Level 2 for pension plan assets. These assets are valued using recent trades of similar securities or are fund investments priced using their daily net asset value that is the exit price. A substantial portion of domestic equity securities within pension assets are classified as Level 1, while international equity funds within pension assets are predominantly classified in Level 2 using daily net asset value.

Securities partnerships, real estate and hedge funds are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. See Note 10 for additional disclosures related to these assets invested in the separate accounts of the Company's subsidiaries. Certain securities as described in Note 10, as well as commercial mortgage loans and guaranteed deposit account contracts, are classified in Level 3 because unobservable inputs used in their valuation are significant.

F. 401(k) Plans

The Company sponsors a 401(k) plan in which the Company matches a portion of employees' pre-tax contributions. Participants in the plan may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or a fixed-income fund.

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's annual expense for these plans was as follows:

(In millions)	2018	2017	2016

Expense	$196	$122	$113

CIGNA CORPORATION - 2018 Form 10-K 107

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 14 Employee Incentive Plans

A.   About Our Plans

The People Resources Committee (the "Committee") of the Board of Directors awards stock options, restricted stock, restricted stock units, deferred stock and strategic performance shares ("SPS") to certain employees. The Committee has issued common stock instead of cash compensation. Prior to the acquisition of Express Scripts, the Company issued shares from Treasury stock for these awards. Following the acquisition, original issues shares were used.

Awards of Express Scripts options and restricted stock units were rolled over to Cigna stock options and restricted stock units in connection with the Express Scripts acquisition on December 20, 2018 as explained further in Note 3. Information in this footnote includes the effect of the Express Scripts rollover awards unless otherwise indicated.

The Company records compensation expense for stock and option awards over their vesting periods primarily based on the estimated fair value at the grant date. Fair value is determined differently for each type of award as discussed below.

Shares of common stock available for award at December 31 were as follows:

(In millions)	2018	2017	2016

Common shares available for award	25.7	14.0	6.8

B. Stock Options

Accounting policy.   The Company awards options to purchase Cigna common stock at the market price of the stock on the grant date except for rollover option awards issued to Express Scripts employees in connection with the acquisition (see Note 3). Options vest over periods ranging from one to three years and expire no later than 10 years from grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying the assumptions presented below. That fair value is reduced by options expected to be forfeited during the vesting period. The Company estimates forfeitures at the grant date based on our experience and adjusts the expense to reflect actual forfeitures over the vesting period. The fair value of options, net of forfeitures, is recognized in selling, general and administrative expenses on a straight line basis over the vesting period.

Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table. The average fair value of options, and the expected option life exclude the rollover options granted to Express Scripts employees in connection with the acquisition. See Note 3 for further information.

	2018	2017	2016

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.0%	35.0%	35.0%
Risk-free interest rate	2.5%	1.8%	1.2%
Expected option life	4.4 years	4.3 years	4.3 years
Weighted average fair value of options	$64.18	$46.38	$42.01

The expected volatility reflects the past daily stock price volatility of Cigna stock. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining traded options will expire within one year. The risk-free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary annual grant. Expected option life reflects the Company's historical experience.

The following table shows the status of, and changes in, common stock options during the last three years.

	2018		2017		2016

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	6,156	$100.79	7,097	$82.01	6,433	$68.86
Granted	7,080	$143.62	1,230	$149.17	1,336	$139.20
Exercised	(771)	$88.35	(2,072)	$63.41	(577)	$62.09
Expired or canceled	(95)	$165.04	(99)	$138.41	(95)	$117.18

Outstanding – December 31	12,370	$125.46	6,156	$100.79	7,097	$82.01

Options exercisable at year-end	9,446	$114.22	3,894	$77.36	4,409	$58.36

Compensation expense of $61 million related to unvested stock options at December 31, 2018 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2018	2017	2016

Intrinsic value of options exercised	$86	$218	$41
Cash received for options exercised	$68	$131	$36
Tax benefit from options exercised	$8	$41	$11

108 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table summarizes information for outstanding common stock options at December 31, 2018:

	Options Outstanding	Options Exercisable

Number (in thousands)	12,370	9,446
Total intrinsic value (in millions)	$804	$715
Weighted average exercise price	$125.46	$114.22
Weighted average remaining contractual life	5.4 years	4.5 years

C. Restricted Stock

The Company awards restricted stock to the Company's employees with vesting periods ranging from three to five years. Recipients of restricted stock awards accumulate dividends during the vesting period, but forfeit their awards and accumulated dividends if their employment terminates before the vesting date.

Accounting policy.   Fair value of restricted stock awards is equal to the market price of Cigna's common stock on the date of grant. This fair value is reduced by awards that are expected to forfeit. At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period. This fair value, net of forfeitures, is recognized in selling, general and administrative expenses over the vesting period on a straight-line basis.

The following table shows the status of, and changes in, restricted stock awards during the last three years.

	2018		2017		2016

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,295	$126.44	1,309	$97.78	1,642	$72.58
Awarded	1,451	$183.29	451	$155.21	315	$138.61
Vested	(560)	$112.53	(409)	$67.09	(591)	$50.01
Forfeited	(48)	$150.84	(56)	$121.74	(57)	$92.51

Outstanding – December 31	2,138	$168.12	1,295	$126.44	1,309	$97.78

The fair value of vested restricted stock at the vesting date for the years ended December 31 was as follows:

(In millions)	2018	2017	2016

Fair value of vested restricted stock	$107	$62	$82

Approximately 10,400 employees held 2.1 million restricted stock awards at the end of 2018 with $174 million of related compensation expense to be recognized over the next two years (weighted average period).

D. Strategic Performance Shares ("SPS")

The Company awards SPSs to executives and certain other key employees generally with a performance period of three years. Half of these shares are subject to a market condition (total shareholder return relative to industry peer companies) and half are subject to a performance condition (cumulative adjusted net income). These targets are set by the Committee. Holders of these awards receive shares of Cigna common stock at the end of the performance period ranging anywhere from 0 to 200% of the original awards.

Accounting policy.   Compensation expense for SPSs is recorded over the performance period. Fair value is determined at the grant date for "market condition" SPSs using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. Expense is initially accrued for "performance condition" SPSs based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. Expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date) at the end of the performance period. The Company estimates forfeitures at the grant date based on experience and adjusts the expense to reflect actual forfeitures over the vesting period.

CIGNA CORPORATION - 2018 Form 10-K 109

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table shows the status of, and changes in, SPSs during the last three years:

	2018		2017		2016

(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date

Outstanding – January 1	778	$136.57	942	$109.14	1,188	$81.68
Awarded	221	$197.51	275	$150.06	286	$139.05
Vested	(269)	$121.57	(386)	$78.91	(494)	$60.15
Forfeited	(23)	$158.16	(53)	$138.19	(38)	$112.70

Outstanding – December 31	707	$160.74	778	$136.57	942	$109.14

The fair value of vested SPSs at the vesting date for the years ended December 31 was as follows:

	2018		2017		2016

(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Shares of Cigna common stock distributed upon SPS vesting	380	$73	476	$70	768	$109

Approximately 1,500 employees held 707,000 SPSs at the end of 2018 and $51 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for "performance condition" SPSs may vary based on actual performance in 2019 and 2020.

E. One-Time Employee Stock Award

The Company granted most employees a one-time stock award in 2017 of five shares that immediately vested. Approximately 205,000 shares were issued in connection with this program at a price of $162.96, resulting in a pre-tax cost of $33 million.

F. Compensation Cost and Tax Effects of Share-based Compensation

The Company records tax benefits in shareholders' net income during the vesting period based on the amount of expense being recognized. The difference between tax benefits based on the expense and the actual tax benefit realized are also recorded in net income when stock options are exercised, or when restricted stock and SPSs vest.

(In millions)	2018	2017	2016

Total compensation cost for shared-based awards	$180	$178	$128
Tax benefits recognized	$36	$79	$57

Note 15 Goodwill, Other Intangibles and Property and Equipment

A. Goodwill

Accounting policy.   Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, allocated to reporting units based on relative fair values, primarily reported in the Health Services segment ($33.7 billion), the Integrated Medical segment ($10.5 billion) and, to a lesser extent, the International Markets segment ($0.3 billion)

The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level and writes it down through shareholders' net income if impaired. Fair value of a reporting unit is generally estimated based on either market data or a discounted cash flow analysis using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within that reporting unit. Projections of future cash flows for each reporting unit are consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates.

Goodwill activity.   Goodwill activity during 2018 and 2017 was as follows:

(In millions)	2018	2017

Balance at January 1,	$6,164	$5,980
Goodwill acquired, net	38,371	154
Impact of foreign currency translation	(30)	30

Balance at December 31,	$44,505	$6,164

The significant increase in goodwill during 2018 reflects the Company's acquisition of Express Scripts as further discussed in Note 3.

110 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Other Intangibles

Accounting policy.   The Company's other intangible assets include purchased customer and producer relationships, provider networks and trademarks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows including key assumptions for customer attrition and discount rates. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from one to 39 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.

Components of other assets, including other intangibles.   Other intangible assets were comprised of the following at December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2018
Customer relationships	$31,451	1,213	30,238
Trade Name – Express Scripts	8,400	–	8,400
Other	560	195	365

Other intangible assets	40,411	1,408	39,003
Value of business acquired (reported in deferred policy acquisition costs)	665	102	563

Total	$41,076	1,510	39,566

2017
Customer relationships	$1,280	1,056	224
Other	291	170	121

Other intangible assets	1,571	1,226	345
Value of business acquired (reported in deferred policy acquisition costs)	232	86	146

Total	$1,803	1,312	491

The significant increase reflects the intangible assets acquired from Express Scripts as discussed further in Note 3.

C. Property and Equipment

Accounting policy.   Property and equipment is carried at cost less accumulated depreciation. Cost includes interest, real estate taxes and other costs incurred during construction when applicable. Internal-use software that is acquired, developed or modified solely to meet the Company's internal needs, with no plan to market externally, is also included in this category. Costs directly related to acquiring, developing or modifying internal-use software are capitalized.

The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased software, three to five years; internally developed software, three to seven years; and furniture and equipment (including computer equipment), three to 10 years. Improvements to leased facilities are depreciated over the lesser of the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. An impairment charge is recorded if the Company determines the carrying value of any of these assets is not recoverable. The Company also reviews and shortens the estimated useful lives of these assets, if necessary.

Components of property and equipment.   Property and equipment was comprised of the following as of December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2018
Internal-use software	$5,694	$2,415	$3,279
Other property and equipment
Assets recorded under capital leases (1)	56	4	52
Other property and equipment not recorded under capital leases	2,208	977	1,231

Total other property and equipment	2,264	981	1,283

Total property and equipment	$7,958	$3,396	$4,562

2017
Internal-use software	$2,991	$2,184	$807
Other property and equipment
Assets recorded under capital leases (1)	49	31	18
Other property and equipment not recorded under capital leases	1,573	835	738

Total other property and equipment	1,622	866	756

Total property and equipment	$4,613	$3,050	$1,563

(1)
Current capital lease agreements are for equipment and generally have a term of 48 months with the equipment expected to be returned to the lessor at termination.
CIGNA CORPORATION - 2018 Form 10-K 111

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Components of depreciation and amortization.   Depreciation and amortization was comprised of the following for the years ended December 31:

(In millions)	2018	2017	2016

Internal-use software	$323	$298	$303
Other property and equipment (1)	146	153	158
Value of business acquired (reported in deferred policy acquisition costs)	16	18	20
Other intangibles	210	97	129

Total depreciation and amortization	$695	$566	$610

(1)
Other property and equipment includes amortization on assets recorded under capital leases of $9 million in 2018, $14 million in 2017 and $20 million in 2016.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization

2019	$3,169
2020	$2,164
2021	$2,062
2022	$1,844
2023	$1,777

Note 16 Leases and Rentals

Description of operating leases.   The Company's operating leases are primarily for office space and certain computer and other equipment. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Leases active in 2018 had terms ranging from one month to 18 years.

Rental expense and payments.   For the years ended December 31, net rental expenses for operating leases were approximately:

(In millions)	2018	2017	2016

Net rental expense for operating leases	$162	$162	$151

Future net minimum rental payments under non-cancelable operating leases were approximately $860 million as of December 31, 2018, payable as follows:

(In millions)	Operating Lease Payments

2019	$199
2020	$182
2021	$148
2022	$116
2023	$84
2024 and thereafter	$132

The Company also has capital lease arrangements. See Note 15 and Note 5 for further information on assets recorded under capital leases and our related obligations.

Note 17 Shareholders' Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life, accident and health insurance and Health Maintenance Organization ("HMO") subsidiaries are regulated by such statutory requirements. Regulatory changes in the jurisdiction of one of our foreign insurance affiliates caused a significant increase in surplus in 2017, primarily from beginning to include deferred policy acquisition costs as an admitted asset. The statutory net income of the Company's life, accident and health insurance and HMO subsidiaries for the years ended, and their statutory surplus as of December 31, were as follows:

(In billions)	2018	2017	2016

Net income	$3.4	$2.5	$2.0
Surplus	$12.2	$10.4	$8.5

The Company's HMO and life, accident and health insurance subsidiaries are also subject to minimum statutory surplus requirements and may be required to maintain investments on deposit with state departments of insurance or other regulatory bodies. Additionally, these subsidiaries may be subject to regulatory restrictions on the amount of annual dividends or other distributions (such as loans or cash advances) that

112 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

insurance companies may extend to their parent companies without prior approval. As of December 31, 2018, these amounts, including restricted GAAP net assets of the Company's subsidiaries, were as follows:

(In billions)	2018

Minimum statutory surplus required by regulators	$3.9
Investments on deposit with regulatory bodies	$0.6
Maximum dividend distributions permitted in 2019 without regulatory approval	$2.1
Maximum loans to the parent company permitted without regulatory approval	$1.3
Restricted GAAP net assets of Cigna Corporation's subsidiaries	$15.5

Permitted practices used by the Company's insurance subsidiaries in 2018 that differed from prescribed regulatory accounting had an immaterial impact on statutory net income and surplus.

Note 18 Income Taxes

Accounting policy.   Deferred income taxes are reflected in the balance sheet for differences between the financial and income tax reporting bases of the underlying assets and liabilities, and established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not, and to the extent this standard is not met a valuation allowance is established. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the reporting period excluding adjustments to accumulated other comprehensive income or amounts recorded in connection with a business combination. The current income tax provision generally represents estimated amounts due on income tax returns for the year reported to various jurisdictions plus the effect of any uncertain tax positions. The Company recognizes a liability for uncertain tax positions if management believes the probability that the positions will be sustained is less than 50 percent.

Income taxes attributable to the Company's foreign operations are generally provided using the respective foreign jurisdictions' tax rate.

The Company's foreign operations continue to retain a significant portion of their earnings overseas. These undistributed earnings are deployed outside of the United States in support of the liquidity and capital needs of our foreign operations as well as to support growth initiatives overseas. The Company generally does not intend to repatriate these earnings.

A. Income Tax Expense

The federal corporate income tax rate declined to 21% effective January 1, 2018 because of U.S. tax reform legislation enacted in late 2017. As a result, the Company's U.S. income tax expense and effective tax rate were notably lower in 2018. Prior year consolidated tax expense included a $232 million charge due to U.S. tax reform, driven by revaluation of deferred tax balances and the deemed repatriation tax on accumulated foreign earnings. The Company has continued to evaluate the provisional tax reform adjustments first recorded in 2017. The one-year measurement period under SEC requirements has expired with only minor adjustments to the initial amounts recorded.

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2018	2017	2016

Current taxes
U.S. income taxes	$804	$974	$935
Foreign income taxes	185	122	95
State income taxes	47	36	32

Total current taxes	1,036	1,132	1,062

Deferred taxes (benefits)
U.S. income taxes (benefits)	(75)	204	69
Foreign income taxes	8	39	9
State income tax (benefits)	(34)	(1)	(4)

Total deferred taxes (benefits)	(101)	242	74

Total income taxes	$935	$1,374	$1,136

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate for the following reasons:

	2018		2017		2016

(In millions)	$	%	$	%	$	%

Tax expense at nominal rate	$752	21.0%	$1,262	35.0%	$1,043	35.0%
Effect of U.S. tax reform legislation	(4)	(0.1)	232	6.4	–	0.0
Effect of foreign earnings	74	2.1	(70)	(1.9)	(57)	(1.9)
Health insurance industry tax	78	2.2	–	0.0	108	3.6
State income tax (net of federal income tax benefit)	10	0.3	23	0.6	18	0.6
Other	25	0.6	(73)	(2.0)	24	0.8

Total income taxes	$935	26.1%	$1,374	38.1%	$1,136	38.1%

CIGNA CORPORATION - 2018 Form 10-K 113

PART II
ITEM 8. Financial Statements and Supplementary Data

Consolidated pre-tax income from the Company's foreign operations was approximately 15% of the Company's pre-tax income in 2018. The comparable amount in prior years was 14% in 2017 and 11% in 2016. South Korean operations produced a majority of the Company's foreign pre-tax earnings.

The effective tax rate for 2018 of 26.1% was considerably lower than the 38.1% rate for 2017. The decline was due to the reduction in the U.S. tax rate, and was partially offset by reinstatement of the non-deductible health insurance industry tax. The health insurance industry tax will again be suspended for 2019.

The Company continues to retain a significant portion of its foreign earnings overseas, where they are generally subject to a higher tax rate than that imposed in the U.S. Additional deferred tax liabilities of approximately $135 million for foreign withholding taxes would have been recorded if these earnings were intended to be remitted. A portion of these withholding taxes may be eligible for credit against the Company's U.S. tax liability.

B. Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2018	2017

Deferred tax assets
Employee and retiree benefit plans	$411	$279
Other insurance and contractholder liabilities	402	358
Loss carryforwards	255	105
Other accrued liabilities	340	101
Other	205	91

Deferred tax assets before valuation allowance	1,613	934
Valuation allowance for deferred tax assets	(199)	(72)

Deferred tax assets, net of valuation allowance	1,414	862

Deferred tax liabilities
Depreciation and amortization	838	176
Acquisition-related basis differences	9,792	320
Policy acquisition expenses	211	190
Unrealized appreciation on investments and foreign currency translation	(29)	102
Other	55	35

Total deferred tax liabilities	10,867	823

Net deferred income tax (liabilities) assets	$(9,453)	$39

The net deferred tax balance changed significantly due to the Company's acquisition of Express Scripts, primarily representing deferred tax liabilities on the intangible assets recognized in purchase accounting. No deferred tax liability has been recognized for goodwill that is nondeductible for tax purposes. Also certain prior year balances have been reclassified to align with our presentation as of December 31, 2018.

Management believes that future results will generally be sufficient to realize the Company's gross deferred tax assets. The Company establishes a valuation allowance when it determines that it is not at least more likely than not the asset will be recognized. The Company has recognized deferred tax assets related to federal, state and foreign losses, a portion of which have been offset by a valuation allowance. There are multiple expiration dates associated with these losses, though a significant portion expires in 2021.

C. Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 was as follows:

(In millions)	2018	2017	2016

Balance at January 1,	$35	$31	$31
Increase due to prior year positions	40	–	–
Increase due to business combinations	860	–	–
Increase due to current year positions	6	7	10
Reduction related to settlements with taxing authorities	(1)	(1)	(2)
Reduction related to lapse of applicable statute of limitations	(12)	(2)	(8)

Balance at December 31,	$928	$35	$31

The liability for uncertain tax positions has increased significantly due to the Company's acquisition of Express Scripts, the majority of which would impact shareholder's net income, if recognized. It is reasonably possible that the liability for uncertain tax positions could decline over the intervening twelve months.

The Company classifies net interest expense on uncertain tax positions as a component of income tax expense, but excludes this amount from the disclosed liability for uncertain tax positions. The liability for net interest expense was not material as of December 31, 2018 or 2017.

114 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

D. Other Tax Matters

The statute of limitations for Cigna's consolidated income tax returns through 2014 has closed, and there are no pending examinations. The Company has filed an amended 2014 consolidated tax return and the claim is subject to Internal Revenue Service ("IRS") review. The IRS has examined Express Scripts' tax returns for 2010 through 2012, for which there is a significant disputed tax matter, and is currently examining returns for 2013 through 2015. The Company conducts business in a number of state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2011 for Cigna's entities and 2006 for Express Scripts' entities.

Note 19 Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A. Financial Guarantees: Retiree and Life Insurance Benefits

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or "Prudential") has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2018, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $455 million. Approximately 11% of these are reinsured by Prudential. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. The Company establishes an additional liability if management believes that the Company will be required to make payment under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2018. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 10).

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B. Certain Other Guarantees

The Company had indemnification obligations as of December 31, 2018 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2018.

C. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

In first quarter 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively "Penn Treaty," a long-term care insurance carrier), triggering guaranty fund coverage and a charge of approximately $130 million before-tax ($85 million after-tax). As of December 31, 2018, the recorded liability for this assessment was approximately $42 million. Updates to the amount of the Penn Treaty assessment were not material in 2018. A portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

D. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator's filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health services business. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Except for the specific matters noted below, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals. This includes certain matters previously discussed in Express Scripts' annual and quarterly reports that are no longer disclosed because they are not considered material legal proceedings for the combined company. Disputed tax matters arising from audits by the IRS or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions. Further information on income tax matters can be found in Note 18.

CIGNA CORPORATION - 2018 Form 10-K 115

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below. When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders' net income. The estimated loss is the Company's best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range.) For material pending litigation and legal or regulatory matters discussed below, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. The Company has accrued approximately $190 million ($150 million after-tax) as of December 31, 2018 for the matters discussed below under "Litigation Matters" as well as litigation related to certain of the Company's claim operating practices and disputes around reimbursement rates to providers. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.   In December 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the "Plan") on behalf of herself and other similarly situated Plan participants affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 ("ERISA"), including that the Plan's cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court (1) affirmed the Company's right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula. From 2008 through 2015, this case has undergone a series of court proceedings that resulted in the original District Court order being largely upheld. In 2015, the Company submitted to the District Court its proposed method for calculating the additional pension benefits due to class members and plaintiffs responded in August 2015.

Since then, there has been continued litigation regarding the calculation of benefits, attorneys' fees, and the administration of the remedy payments. On November 29, 2018, the Court ordered the Pension Plan to pay attorneys' and incentive fees of $32 million, and that the Plan must pay any past due lump sums and back benefits within 90 days of the Order. These payments were made as ordered in December 2018. Barring any new Order by the Court impacting the timing, the Company expects to amend the Plan and commence remedy benefit payments in 2019. Once these events occur, the Plan will reflect the additional remedy benefits ordered by the Court as an increase to the pension liability (see Note 13) and the Company will reduce the remaining litigation reserve accordingly. Management believes that the Company's remaining reserve is adequate as of December 31, 2018.

Litigation related to the Merger.   Following announcement of the Company's Merger Agreement with Express Scripts as discussed in Note 3, putative class action complaints (collectively the "complaints") have been filed against Express Scripts and the Express Scripts board of directors. Certain of these complaints also include Cigna, Old Cigna, Cigna Merger Sub and Express Scripts Merger Sub as defendants. The complaints alleged that the registration statement filed in connection with the Merger (and certain amendments thereto) omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the registration statement false and misleading. The parties entered into a settlement agreement in November 2018 and notices of voluntary dismissal have been filed.

Cigna Litigation with Anthem.   In February 2017, the Company delivered a notice to Anthem terminating the 2015 merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement. Also in February 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the "Chancery Court") seeking declaratory judgments that the Company's termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date. The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company's shareholders caused by Anthem's willful breaches of the merger agreement.

On February 15, 2017, the Chancery Court granted Anthem's motion for a temporary restraining order and temporarily enjoined the Company from terminating the merger agreement. In May 2017, the Chancery Court denied Anthem's motion for a preliminary injunction to enjoin Cigna from terminating the merger agreement but stayed its ruling pending Anthem's determination as to whether to seek an appeal. Anthem subsequently notified Cigna and the Chancery Court that it did not intend to appeal the Chancery Court's decision. As a result, the merger agreement was terminated.

The litigation between the parties remains pending. Trial commenced on February 25, 2019 and we await the outcome. We believe in the merits of our claims and dispute Anthem's claims, and we intend to vigorously defend ourselves and pursue our claims. The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

Express Scripts Litigation with Anthem.   In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem requests the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13.0 billion in additional pricing concessions over the remaining term of the agreement as well as $1.8 billion for one year following any contract termination by Anthem, and $150 million in damages for service issues ("Anthem's Allegations"). On April 19, 2016, in response to Anthem's complaint, Express Scripts filed its answer denying Anthem's Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem's motion to dismiss

116 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

two of six counts of Express Scripts' amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in December 2019. There is no tentative trial date.

Regulatory Matters

Civil Investigative Demand.   The U.S. Department of Justice ("DOJ") is conducting an industry review of Medicare Advantage organizations' risk adjustment practices under Medicare Parts C and D, including medical chart reviews and health exams. The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney's Offices for the Eastern District of Pennsylvania and the Southern District of New York). We will continue to cooperate with the DOJ's investigation.

Disability claims regulatory matter.   During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the "monitoring states") related to the Company's long-term disability claims handling practices. The agreement requires primarily: (1) enhanced procedures related to documentation and disposition and (2) a two-year monitoring period followed by a re-examination that began in the second quarter of 2016. Management believes the Company has addressed the requirements of the agreement. If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and penalties or requests to change its business practices that could negatively impact future earnings for this business.

Note 20 Condensed Consolidating Financial Information

Effective with the Merger that closed on December 20, 2018 (see Note 3 for further information) the senior notes issued by Cigna, Old Cigna, Express Scripts, Inc. ("ESI"), Medco Health Solutions, Inc. ("Medco"), and Express Scripts became jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by Cigna, Old Cigna, ESI, Medco and Express Scripts, as applicable. Details of these debt obligations are presented in Note 5. The following condensed consolidating financial information has been prepared in accordance with the requirements as prescribed by the SEC in Regulation S-X. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the periods for various reasons, including, but not limited to, intercompany transactions and integration of systems.

The condensed consolidating financial information is presented separately for:

(i)
Cigna (the Parent Company), guarantor, the issuer of additional guaranteed obligations;
(ii)
Old Cigna (former Parent Company for the fiscal years ended 2017 and 2016), guarantor, the issuer of additional guaranteed obligations;
(iii)
Express Scripts, guarantor, the issuer of additional guaranteed obligations;
(iv)
ESI, guarantor, the issuer of additional guaranteed obligations;
(v)
Medco, guarantor, the issuer of additional guaranteed obligations;
(vi)
Non-guarantor subsidiaries, on a combined basis;
(vii)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Cigna, Old Cigna, Express Scripts, ESI, Medco and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and
(viii)
Cigna and subsidiaries on a consolidated basis.
CIGNA CORPORATION - 2018 Form 10-K 117

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Statements of Income

	For the year ended December 31, 2018

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Revenues
Premiums	$—	$—	$—	$—	$—	$36,113	$—	$36,113
Fees and other revenues	—	—	—	23	7	5,596	(48)	5,578
Pharmacy revenues	—	—	—	1,866	418	4,165	(970)	5,479
Net investment income	123	1	2	—	—	1,354	—	1,480

Total revenues	123	1	2	1,889	425	47,228	(1,018)	48,650

Benefits and expenses
Medical costs and other benefit expenses	—	—	—	—	—	27,528	—	27,528
Pharmacy and other service costs	—	—	—	1,763	417	3,583	(970)	4,793
Selling, general and administrative expenses	200	535	—	44	8	11,195	(48)	11,934
Amortization of acquired intangible assets	—	—	—	94	13	128	—	235

Total benefits and expenses	200	535	—	1,901	438	42,434	(1,018)	44,490

Income (loss) from operations	(77)	(534)	2	(12)	(13)	4,794	—	4,160

Interest and other income (expense)	(244)	(264)	15	(17)	(10)	22	—	(498)
Intercompany interest income (expense)	(5)	(58)	(15)	7	5	66	—	—
Net realized investment (losses)	(1)	—	—	—	—	(80)	—	(81)

Income (loss) before income taxes	(327)	(856)	2	(22)	(18)	4,802	—	3,581

Total income tax (benefit) expense	(74)	(163)	—	(4)	(4)	1,180	—	935

Income (loss) before equity in earnings of subsidiaries	(253)	(693)	2	(18)	(14)	3,622	—	2,646

Equity in earnings (loss) of subsidiaries	2,890	3,613	(32)	(33)	29	—	(6,467)	—

Net income (loss)	2,637	2,920	(30)	(51)	15	3,622	(6,467)	2,646

Less: Net income attributable to noncontrolling interests	—	—	—	—	—	9	—	9

Shareholders' net income (loss)	$2,637	$2,920	$(30)	$(51)	$15	$3,613	$(6,467)	$2,637

Other comprehensive (loss), net of tax	(390)	(390)	—	—	—	(536)	926	(390)

Shareholders' comprehensive income (loss)	$2,247	$2,530	$(30)	$(51)	$15	$3,077	$(5,541)	$2,247

118 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Statements of Income

	For the year ended December 31, 2017

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Revenues
Premiums	$—	$—	$—	$—	$—	$32,491	$—	$32,491
Fees and other revenues	—	—	—	—	—	5,110	—	5,110
Pharmacy revenues	—	—	—	—	—	2,979	—	2,979
Net investment income	—	—	—	—	—	1,226	—	1,226

Total revenues	—	—	—	—	—	41,806	—	41,806

Benefits and expenses
Medical costs and other benefit expenses	—	—	—	—	—	25,263	—	25,263
Pharmacy and other service costs	—	—	—	—	—	2,456	—	2,456
Selling, general and administrative expenses	—	195	—	—	—	9,835	—	10,030
Amortization of acquired intangible assets	—	—	—	—	—	115	—	115

Total benefits and expenses	—	195	—	—	—	37,669	—	37,864

Income (loss) from operations	—	(195)	—	—	—	4,137	—	3,942

Interest and other (expense)	—	(246)	—	—	—	(6)	—	(252)
Intercompany interest income (expense)	—	(18)	—	—	—	18	—	—
Debt extinguishment (costs)	—	(321)	—	—	—	—	—	(321)
Net realized investment gains	—	—	—	—	—	237	—	237

Income (loss) before income taxes	—	(780)	—	—	—	4,386	—	3,606

Total income tax (benefit) expense	—	(194)	—	—	—	1,568	—	1,374

Income (loss) before equity in earnings of subsidiaries	—	(586)	—	—	—	2,818	—	2,232

Equity in earnings of subsidiaries	—	2,823	—	—	—	—	(2,823)	—

Net income	—	2,237	—	—	—	2,818	(2,823)	2,232

Less: Net (loss) attributable to noncontrolling interests	—	—	—	—	—	(5)	—	(5)

Shareholders' net income	$—	$2,237	$—	$—	$—	$2,823	$(2,823)	$2,237

Other comprehensive income, net of tax	—	300	—	—	—	269	(269)	300

Shareholders' comprehensive income	$—	$2,537	$—	$—	$—	$3,092	$(3,092)	$2,537

CIGNA CORPORATION - 2018 Form 10-K 119

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Statements of Income

	For the year ended December 31, 2016

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Revenues
Premiums	$—	$—	$—	$—	$—	$30,824	$—	$30,824
Fees and other revenues	—	—	—	—	—	4,901	—	4,901
Pharmacy revenues	—	—	—	—	—	2,966	—	2,966
Net investment income	—	—	—	—	—	1,147	—	1,147

Total revenues	—	—	—	—	—	39,838	—	39,838

Benefits and expenses
Medical costs and other benefit expenses	—	—	—	—	—	24,341	—	24,341
Pharmacy and other service costs	—	—	—	—	—	2,468	—	2,468
Selling, general and administrative expenses	—	281	—	—	—	9,509	—	9,790
Amortization of acquired intangible assets	—	—	—	—	—	151	—	151

Total benefits and expenses	—	281	—	—	—	36,469	—	36,750

Income (loss) from operations	—	(281)	—	—	—	3,369	—	3,088

Interest and other (expense)	—	(244)	—	—	—	(34)	—	(278)
Intercompany interest income (expense)	—	(3)	—	—	—	3	—	—
Net realized investment gains	—	—	—	—	—	169	—	169

Income (loss) before income taxes	—	(528)	—	—	—	3,507	—	2,979

Total income tax (benefit) expense	—	(146)	—	—	—	1,282	—	1,136

Income (loss) before equity in earnings of subsidiaries	—	(382)	—	—	—	2,225	—	1,843

Equity in earnings of subsidiaries	—	2,249	—	—	—	—	(2,249)	—

Net income	—	1,867	—	—	—	2,225	(2,249)	1,843

Less: Net (loss) attributable to noncontrolling interests	—	—	—	—	—	(24)	—	(24)

Shareholders' net income	$—	$1,867	$—	$—	$—	$2,249	$(2,249)	$1,867

Other comprehensive (loss), net of tax	—	(132)	—	—	—	(154)	154	(132)

Shareholders' comprehensive income	$—	$1,735	$—	$—	$—	$2,095	$(2,095)	$1,735

120 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Balance Sheets

	As of December 31, 2018

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Assets
Cash and cash equivalents	$243	$—	$633	$43	$—	$2,936	$—	$3,855
Investments	—	—	—	—	—	2,045	—	2,045
Accounts receivable, net	—	—	—	4,206	748	5,519	—	10,473
Inventories	—	—	—	—	—	2,821	—	2,821
Other current assets	14	59	—	310	—	1,063	(210)	1,236

Total current assets	257	59	633	4,559	748	14,384	(210)	20,430
Long-term investments	—	10	—	—	—	26,919	—	26,929
Reinsurance recoverables	—	—	—	—	—	5,507	—	5,507
Deferred policy acquisition costs	—	—	—	—	—	2,821	—	2,821
Property and equipment	—	—	—	2,432	—	2,130	—	4,562
Investments in subsidiaries	68,969	27,544	52,035	17,115	8,117	—	(173,780)	—
Intercompany receivables	—	4,505	—	7,425	2,335	24,882	(39,147)	—
Goodwill	—	—	31,049	—	—	13,456	—	44,505
Other intangible assets	—	—	8,400	18,962	7,040	4,601	—	39,003
Other assets	48	198	—	68	74	1,488	(246)	1,630
Separate account assets	—	—	—	—	—	7,839	—	7,839

TOTAL ASSETS	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226

Liabilities
Current insurance and contractholder liabilities	$—	$—	$—	$—	$—	$6,801	$—	$6,801
Pharmacy and service costs payable	—	—	—	8,422	1,579	701	—	10,702
Accounts payable	22	—	—	834	4	3,506	—	4,366
Accrued expenses and other liabilities	396	182	129	1,387	189	4,998	(210)	7,071
Short-term debt	—	1,500	995	353	—	107	—	2,955

Total current liabilities	418	1,682	1,124	10,996	1,772	16,113	(210)	31,895
Non-current insurance and contractholder liabilities	—	—	—	—	—	19,974	—	19,974
Deferred tax liabilities, net	—	—	2,001	5,012	1,685	1,001	(246)	9,453
Other non-current liabilities	—	685	—	497	290	1,998	—	3,470
Intercompany payables	4,965	4,361	29,569	—	—	252	(39,147)	—
Long-term debt	22,863	5,110	10,932	24	506	88	—	39,523
Separate account liabilities	—	—	—	—	—	7,839	—	7,839

TOTAL LIABILITIES	28,246	11,838	43,626	16,529	4,253	47,265	(39,603)	112,154

Redeemable noncontrolling interests	—	—	—	—	—	37	—	37
TOTAL SHAREHOLDERS' EQUITY	41,028	20,478	48,491	34,032	14,061	56,718	(173,780)	41,028
Noncontrolling interests	—	—	—	—	—	7	—	7

TOTAL EQUITY	41,028	20,478	48,491	34,032	14,061	56,725	(173,780)	41,035

TOTAL LIABILITIES AND EQUITY	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226

CIGNA CORPORATION - 2018 Form 10-K 121

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Balance Sheets

	As of December 31, 2017

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Assets
Cash and cash equivalents	$–	$9	$–	$–	$–	$2,963	$–	$2,972
Investments	–	63	–	–	–	2,073	–	2,136
Accounts receivable, net	–	–	–	–	–	3,155	–	3,155
Inventories	–	–	–	–	–	228	–	228
Other current assets	–	31	–	–	–	789	–	820

Total current assets	–	103	–	–	–	9,208	–	9,311
Long-term investments	–	–	–	–	–	26,483	–	26,483
Reinsurance recoverables	–	–	–	–	–	5,763	–	5,763
Deferred policy acquisition costs	–	–	–	–	–	2,237	–	2,237
Property and equipment	–	–	–	–	–	1,563	–	1,563
Investments in subsidiaries	–	22,631	–	–	–	–	(22,631)	–
Intercompany receivables	–	200	–	–	–	2,980	(3,180)	–
Deferred tax assets, net	–	221	–	–	–	(182)	–	39
Goodwill	–	–	–	–	–	6,164	–	6,164
Other intangible assets	–	–	–	–	–	345	–	345
Other assets	–	–	–	–	–	1,431	–	1,431
Separate account assets	–	–	–	–	–	8,423	–	8,423

TOTAL ASSETS	$–	$23,155	$–	$–	$–	$64,415	$(25,811)	$61,759

Liabilities
Current insurance and contractholder liabilities	–	–	–	–	–	6,317	–	6,317
Pharmacy and service costs payable	–	–	–	–	–	305	–	305
Accounts payable, accrued expenses and other liabilities	–	270	–	–	–	3,877	–	4,147
Short-term debt	–	231	–	–	–	9	–	240

Total current liabilities	–	501	–	–	–	10,508	–	11,009
Non-current insurance and contractholder liabilities	–	–	–	–	–	20,530	–	20,530
Intercompany payables	–	2,980	–	–	–	200	(3,180)	–
Other non-current liabilities	–	851	–	–	–	1,987	–	2,838
Long-term debt	–	5,112	–	–	–	87	–	5,199
Separate account liabilities	–	–	–	–	–	8,423	–	8,423

TOTAL LIABILITIES	–	9,444	–	–	–	41,735	(3,180)	47,999

Redeemable noncontrolling interests	–	–	–	–	–	49	–	49
SHAREHOLDERS' EQUITY	–	13,711	–	–	–	22,631	(22,631)	13,711

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$–	$23,155	$–	$–	$–	$64,415	$(25,811)	$61,759

122 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Cash Flow Statements

	For the year ended December 31, 2018

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Net cash provided by (used in) operating activities	$145	$2,416	$(36)	$80	$(304)	$3,987	$(2,518)	$3,770

Cash Flows from Investing Activities
Net change in loans due (from) affiliates	—	(4,412)	(200)	—	—	(1,121)	5,733	—
Proceeds from investments sold:
Fixed maturities and equity securities	—	—	—	—	—	2,655	—	2,655
Investment maturities and repayments:
Fixed maturities and equity securities	—	—	—	—	—	2,151	—	2,151
Commercial mortgage loans	—	—	—	—	—	215	—	215
Other sales, maturities and repayments (primarily short-term and other long-term investments)	—	63	—	—	—	671	—	734
Investments purchased or originated:
Fixed maturities and equity securities	—	(10)	—	—	—	(5,627)	—	(5,637)
Commercial mortgage loans	—	—	—	—	—	(312)	—	(312)
Other sales, maturities and repayments (primarily short-term and other long-term investments)	—	—	—	—	—	(1,189)	—	(1,189)
Property and equipment purchases, net	—	—	—	(6)	—	(522)	—	(528)
Acquisitions, net of cash acquired	(27,115)	—	1,676	23	—	961	—	(24,455)
Other, net	—	—	—	—	—	(12)	—	(12)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,115)	(4,359)	1,476	17	—	(2,130)	5,733	(26,378)

Cash Flows from Financing Activities
Net change in amounts due to (from) affiliates	4,437	1,121	(807)	(54)	304	732	(5,733)	—
Intercompany dividends paid	—	—	—	—	—	(2,518)	2,518	—
Deposits and interest credited to contractholder deposit funds	—	—	—	—	—	1,040	—	1,040
Withdrawals and benefit payments from contractholder deposit funds	—	—	—	—	—	(1,151)	—	(1,151)
Net change in short-term debt	—	1,400	—	—	—	87	—	1,487
Payments for debt extinguishment	—	—	—	—	—	—	—	—
Repayment of long-term debt	—	(131)	—	—	—	—	—	(131)
Net proceeds on issuance of long-term debt	22,856	—	—	—	—	—	—	22,856
Repurchase of common stock	(32)	(310)	—	—	—	—	—	(342)
Issuance of common stock	1	67	—	—	—	—	—	68
Other, net	(49)	(213)	—	—	—	(50)	—	(312)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,213	1,934	(807)	(54)	304	(1,860)	(3,215)	23,515

Effect of foreign currency rate changes on cash and cash equivalents	—	—	—	—	—	(24)	—	(24)

Net increase (decrease) in cash and cash equivalents	243	(9)	633	43	—	(27)	—	883
Cash and cash equivalents, January 1,	—	9	—	—	—	2,963	—	2,972

Cash and cash equivalents, December 31,	$243	$—	$633	$43	$—	$2,936	$—	$3,855

CIGNA CORPORATION - 2018 Form 10-K 123

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Cash Flow Statements

	For the year ended December 31, 2017

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Net cash provided by operating activities	$–	$602	$–	$–	$–	$4,242	$(758)	$4,086

Cash Flows from Investing Activities
Net change in loans due (from) affiliates	–	–	–	–	–	(1,955)	1,955	–
Proceeds from investments sold:
Fixed maturities and equity securities	–	–	–	–	–	2,012	–	2,012
Investment maturities and repayments:
Fixed maturities and equity securities	–	–	–	–	–	2,051	–	2,051
Commercial mortgage loans	–	–	–	–	–	335	–	335
Other sales, maturities and repayments (primarily short-term and other long-term investments)	–	–	–	–	–	1,702	–	1,702
Investments purchased or originated:
Fixed maturities and equity securities	–	–	–	–	–	(5,628)	–	(5,628)
Commercial mortgage loans	–	–	–	–	–	(430)	–	(430)
Other sales, maturities and repayments (primarily short-term and other long-term investments)	–	(6)	–	–	–	(1,059)	–	(1,065)
Property and equipment purchases, net	–	–	–	–	–	(471)	–	(471)
Acquisitions, net of cash acquired	–	–	–	–	–	(209)	–	(209)
Other, net	–	(11)	–	–	–	11	–	–

NET CASH (USED IN) INVESTING ACTIVITIES	–	(17)	–	–	–	(3,641)	1,955	(1,703)

Cash Flows from Financing Activities
Net change in amounts due to affiliates	–	1,955	–	–	–	–	(1,955)	–
Intercompany dividends paid	–	–	–	–	–	(758)	758	–
Deposits and interest credited to contractholder deposit funds	–	–	–	–	–	1,230	–	1,230
Withdrawals and benefit payments from contractholder deposit funds	–	–	–	–	–	(1,363)	–	(1,363)
Net change in short-term debt	–	100	–	–	–	(20)	–	80
Payments for debt extinguishment	–	(313)	–	–	–	–	–	(313)
Repayment of long-term debt	–	(1,250)	–	–	–	–	–	(1,250)
Net proceeds on issuance of long-term debt	–	1,581	–	–	–	–	–	1,581
Repurchase of common stock	–	(2,725)	–	–	–	–	–	(2,725)
Issuance of common stock	–	131	–	–	–	–	–	131
Other, net	–	(73)	–	–	–	51	–	(22)

NET CASH (USED IN) FINANCING ACTIVITIES	–	(594)	–	–	–	(860)	(1,197)	(2,651)

Effect of foreign currency rate changes on cash and cash equivalents	–	–	–	–	–	55	–	55

Net decrease in cash and cash equivalents	–	(9)	–	–	–	(204)	–	(213)
Cash and cash equivalents, January 1,	–	18	–	–	–	3,167	–	3,185

Cash and cash equivalents, December 31,	$–	$9	$–	$–	$–	$2,963	$–	$2,972

124 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Condensed Consolidating Cash Flow Statements

	For the year ended December 31, 2016

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated

Net cash provided by operating activities	$–	$376	$–	$–	$–	$4,230	$(580)	$4,026

Cash Flows from Investing Activities
Net change in loans due to affiliates	–	–	–	–	–	78	(78)	–
Proceeds from investments sold:
Fixed maturities and equity securities	–	–	–	–	–	1,544	–	1,544
Investment maturities and repayments:
Fixed maturities and equity securities	–	–	–	–	–	1,755	–	1,755
Commercial mortgage loans	–	–	–	–	–	316	–	316
Other sales, maturities and repayments (primarily short-term and other long-term investments)	–	–	–	–	–	1,431	–	1,431
Investments purchased or originated:
Fixed maturities and equity securities	–	–	–	–	–	(5,191)	–	(5,191)
Commercial mortgage loans	–	–	–	–	–	(165)	–	(165)
Other sales, maturities and repayments (primarily short-term and other long-term investments)	–	(3)	–	–	–	(1,695)	–	(1,698)
Property and equipment purchases, net	–	–	–	–	–	(461)	–	(461)
Acquisitions, net of cash acquired	–	–	–	–	–	(4)	–	(4)
Other, net	–	(8)	–	–	–	(93)	–	(101)

NET CASH (USED IN) INVESTING ACTIVITIES	–	(11)	–	–	–	(2,485)	(78)	(2,574)

Cash Flows from Financing Activities
Net change in amounts due (from) affiliates	–	(78)	–	–	–	–	78	–
Intercompany dividends paid	–	–	–	–	–	(580)	580	–
Deposits and interest credited to contractholder deposit funds	–	–	–	–	–	1,460	–	1,460
Withdrawals and benefit payments from contractholder deposit funds	–	–	–	–	–	(1,362)	–	(1,362)
Net change in short-term debt	–	(100)	–	–	–	(48)	–	(148)
Payments for debt extinguishment	–	–	–	–	–	–	–	–
Repayment of long-term debt	–	–	–	–	–	–	–	–
Net proceeds on issuance of long-term debt	–	–	–	–	–	–	–	–
Repurchase of common stock	–	(139)	–	–	–	–	–	(139)
Issuance of common stock	–	36	–	–	–	–	–	36
Other, net	–	(82)	–	–	–	10	–	(72)

NET CASH (USED IN) FINANCING ACTIVITIES	–	(363)	–	–	–	(520)	658	(225)

Effect of foreign currency rate changes on cash and cash equivalents	–	–	–	–	–	(10)	–	(10)

Net increase in cash and cash equivalents	–	2	–	–	–	1,215	–	1,217
Cash and cash equivalents, January 1,	–	16	–	–	–	1,952	–	1,968

Cash and cash equivalents, December 31,	$–	$18	$–	$–	$–	$3,167	$–	$3,185

CIGNA CORPORATION - 2018 Form 10-K 125

PART II
ITEM 8. Financial Statements and Supplementary Data

Note 21 Segment Information

See Note 1 for a description of our segments. Effective with the fourth quarter of 2018, the Company uses adjusted income from operations on a before-tax basis as its principal financial measure of segment operating performance. Prior year segment information has been adjusted to reflect this change and a description of our basis for reporting segment operating results is outlined below. Intersegment transactions primarily reflect home delivery pharmacy sales to insured customers of the Integrated Medical segment. These transactions are eliminated in consolidation.

The Company uses "pre-tax adjusted income from operations" as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability. Pre-tax adjusted income from operations is defined as income before taxes excluding realized investment results, amortization of acquired intangible assets, results of transitioning clients and special items. Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•
Realized investment gains (losses), including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales

•
Amortization of acquired intangible assets, because these relate to costs incurred for acquisitions

•
Results of transitioning clients, because those results are not indicative of ongoing results

•
Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters. Further context about these items is provided in the footnotes listed in the table below.

The following table presents the special items recorded by the Company for the years ended December 31, 2018, 2017 and 2016.

(In millions)
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax

Year ended December 31, 2018
Transaction-related costs
– Selling, general and administrative expenses (see Note 3)	$587	$748
– Interest expense and other (see Note 3)	179	227
– Net investment income (see Note 3)	(97)	(123)

Total transaction-related costs	$669	$852
Charges associated with litigation matters (Selling, general and adminstrative expenses, see Note 19D.)	$19	$25
Charges associated with U.S. tax reform
– Selling, general and administrative expenses	$1	$2
– Tax expense (see Note 18)	(3)	—

Total charges associated with U.S. tax reform	$(2)	$2
Year ended December 31, 2017
Transaction-related costs (see Note 3)	$33	$126
Charges associated with U.S. tax reform
– Selling, general and administrative expenses	$(36)	$(56)
– Tax expense (see Note 18)	232	–

Total charges associated with U.S. tax reform	$196	$(56)
Debt extinguishment costs (see Note 5)	$209	$321
Long-term care guaranty fund assessment (Selling, general and administrative expenses, see Note 19D. for details)	$83	$129
Year ended December 31, 2016
Transaction-related costs (see Note 3)	$147	$166
Charges associated with litigation matters (Selling, general and administrative expenses, see Note 19D. for details)	$25	$40
Risk corridor allowance (Selling, general and administrative expenses)	$80	$124

126 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31, was as follows:

(In millions)	Integrated Medical	Health Services	International Markets	Group Disability and Other	Corporate and Eliminations	Total

2018
Revenues from external customers (1)	$31,759	$5,902	$5,174	$4,335	$–	$47,170
Inter-segment revenues	573	1,154	–	14	(1,741)	–
Net investment income	459	9	149	712	151	1,480

Total revenues	32,791	7,065	5,323	5,061	(1,590)	48,650
Revenue contributions from transitioning clients	–	(459)	–	–	–	(459)
Net realized investment results from equity method subsidiaries (2)	–	–	43	–	–	43
Special items reported in transaction-related costs	–	–	–	–	(123)	(123)

Adjusted revenues	$32,791	$6,606	$5,366	$5,061	$(1,713)	$48,111

Depreciation and amortization	$466	$120	$55	$53	$1	$695

Income (loss) before taxes	$3,342	$329	$670	$497	$(1,257)	$3,581

Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	–	(62)	–	–	–	(62)
(Income) loss attributable to noncontrolling interests	–	–	(14)	–	–	(14)
Net realized investment (gains) losses	36	–	61	25	2	124
Amortization of acquired intangible assets	99	113	18	5	–	235
Special items
Transaction-related costs	–	–	–	–	852	852
Charges associated with litigation matters	25	–	–	–	–	25
U.S. tax reform	–	–	–	2	–	2

Pre-tax adjusted income (loss) from operations	$3,502	$380	$735	$529	$(403)	$4,743

(In millions)	Integrated Medical	Health Services	International Markets	Group Disability and Other	Corporate and Eliminations	Total

2017
Revenues from external customers (1)	$28,193	$3,250	$4,774	$4,363	$–	$40,580
Inter-segment revenues	476	988	–	12	(1,476)	–
Net investment income	366	3	127	700	30	1,226

Total revenues	$29,035	$4,241	$4,901	$5,075	$(1,446)	$41,806

Adjusted revenues	$29,035	$4,241	$4,901	$5,075	$(1,446)	$41,806

Depreciation and amortization	$470	$–	$61	$31	$4	$566

Income (loss) before taxes	$2,859	$288	$667	$614	$(822)	$3,606

Pre-tax adjustments to reconcile to adjusted income from operations
(Income) loss attributable to noncontrolling interests	1	–	1	–	–	2
Net realized investment (gains) losses	(137)	–	(31)	(69)	–	(237)
Amortization of acquired intangible assets	93	–	17	5	–	115
Special items
Transaction-related costs	–	–	–	–	126	126
U.S. tax reform	–	–	–	(56)	–	(56)
Debt extinguishment costs	–	–	–	–	321	321
Long-term care guaranty fund assessment	106	–	–	23	–	129

Pre-tax adjusted income (loss) from operations	$2,922	$288	$654	$517	$(375)	$4,006

(1)
Includes the Company's share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.

(2)
Beginning in 2018, includes the Company's share of the realized investment gains (losses) of its joint ventures reported using the equity method of accounting.
CIGNA CORPORATION - 2018 Form 10-K 127

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Integrated Medical	Health Services	International Markets	Group Disability and Other	Corporate and Eliminations	Total

2016
Revenues from external customers (1)	$26,695	$3,169	$4,424	$4,403	$–	$38,691
Inter-segment revenues	395	894	–	–	(1,289)	–
Net investment income	305	3	113	705	21	1,147

Total revenues	$27,395	$4,066	$4,537	$5,108	$(1,268)	$39,838

Adjusted revenues	$27,395	$4,066	$4,537	$5,108	$(1,268)	$39,838

Depreciation and amortization	$519	$–	$61	$29	$1	$610

Income (loss) before taxes	$2,417	$268	$497	$324	$(527)	$2,979

Pre-tax adjustments to reconcile to adjusted income from operations
(Income) loss attributable to noncontrolling interests	2	–	18	–	–	20
Net realized investment (gains) losses	(116)	–	2	(54)	(1)	(169)
Amortization of acquired intangible assets	125	–	21	5	–	151
Special items
Transaction-related costs	–	–	–	–	166	166
Risk corridor allowance	124	–	–	–	–	124
Charges associated with litigation matters	40	–	–	–	–	40

Pre-tax adjusted income (loss) from operations	$2,592	$268	$538	$275	$(362)	$3,311

(1)
Includes the Company's share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.

Revenue from external customers includes premiums, pharmacy revenues, and fees and other revenues. The following table presents these revenues by premium, service and product type for the years ended December 31:

(In millions)	2018	2017	2016

Insurance premiums
Integrated Medical premiums (ASC 944)
Commercial Premiums
Risk	$10,710	$9,439	$7,911
Stop loss	4,008	3,483	3,082
Other	1,038	917	886
Government
Medicare Advantage	5,832	5,534	6,621
Medicare Part D	764	764	1,122
Other	4,496	3,494	2,640

Total Integrated Medical premiums	26,848	23,631	22,262
International Markets premiums	5,043	4,619	4,273
Domestic disability, life and accident premiums	4,000	3,973	4,002
Other premiums	222	268	287

Total premiums	36,113	32,491	30,824

Services (ASC 606)
Fees	5,588	5,053	4,844
Other external revenues	20	57	57

Total services	5,578	5,110	4,901

Products (Pharmacy revenues) (ASC 606)
Home delivery and specialty revenues	3,997	2,979	2,966
Network revenues	1,415	–	–
Other	67	–	–

Total pharmacy revenues	5,479	2,979	2,966

Total revenues from external customers	$47,170	$40,580	$38,691

Foreign and U.S. revenues from external customers for the three years ended December 31 are shown below. The Company's foreign revenues are generated by its foreign operating entities. In the periods shown, no foreign country contributed more than 5% of consolidated revenues from external customers.

(In millions)	2018	2017	2016

United States	$42,773	$36,555	$35,011
South Korea	2,093	1,892	1,666
All other foreign countries	2,304	2,133	2,014

Total	$47,170	$40,580	$38,691

Revenues from CMS were 16% of consolidated revenues in 2018 and 2017, compared with 19% in 2016. These amounts were reported in the Integrated Medical segment.

128 CIGNA CORPORATION - 2018 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2018 and December 31, 2017. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended

(In millions, except per share amounts)	March 31,		June 30,		September 30,		December 31,

Consolidated Results
2018
Total revenues	$11,413		$11,480		$11,457		$14,300
Income before income taxes	1,218		1,102		1,033		228
Shareholders' net income	915	(1)	806	(1)	772	(1)	144	(1)
Shareholders' net income per share
Basic	3.78		3.32		3.18		0.56
Diluted	3.72		3.29		3.14		0.55
2017
Total revenues	$10,428		$10,374		$10,372		$10,632
Income before income taxes	890		1,134		824		758
Shareholders' net income	598	(1)	813	(1)	560	(1)	266	(1)
Shareholders' net income per share
Basic	2.34		3.20		2.25		1.09
Diluted	2.30		3.15		2.21		1.07
Stock and dividend data
2018
Price range of common stock – high	$227.13		$182.10		$208.73		$226.61
– low	$163.02		$163.80		$166.88		$176.52
Dividends declared per common share	$0.04		$–		$–		$–
2017
Price range of common stock – high	$154.83		$173.21		$188.36		$212.46
– low	$133.52		$146.70		$166.81		$183.08
Dividends declared per common share	$0.04		$–		$–		$–

(1)
Shareholders' net income includes the following after-tax charges (benefits), described in Note 21 to the Consolidated Financial Statements:

	March 31,	June 30,	September 30,	December 31,

2018 Transaction-related costs	$50	$109	$108	$402
2018 Charges associated with litigation matters	–	–	35	(16)
2018 U.S. tax reform	–	–	(5)	3

Total 2018 charges	$50	$109	$138	$389

	March 31,	June 30,	September 30,	December 31,

2017 U.S. tax reform	$–	$–	$–	$196
2017 Debt extinguishment costs	–	–	209	–
2017 Long-term care guaranty fund assessment	83	–	–	–
2017 Transaction-related costs	49	(47)	6	25

Total 2017 charges (benefits)	$132	$(47)	$215	$221

CIGNA CORPORATION - 2018 Form 10-K 129

PART II
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

A. Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of Cigna's disclosure controls and procedures conducted under the supervision and with the participation of Cigna's management, Cigna's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

B. Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management of Cigna Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal controls were designed to provide reasonable assurance to the Company's management and Board of Directors that the Company's consolidated published financial statements for external purposes were prepared in accordance with accounting principles generally accepted in the United States. The Company's internal control over financial reporting includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets and liabilities of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2018.

Management's assessment of the effectiveness of internal controls over financial reporting excludes Express Scripts, which was acquired on December 20, 2018 (See Note 3 in the accompanying consolidated financial statements for additional information).

Express Scripts' total assets (excluding goodwill and intangible assets recorded in connection with the acquisition) and total revenues excluded from our assessment of internal control over financial reporting represent approximately 10% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 65 in this Form 10-K.

Change in Internal Control over Financial Reporting

As of December 31, 2018, management is in the process of evaluating and integrating the internal controls of the acquired Express Scripts business into the Company's existing operations. Other than the controls enhanced or implemented to integrate the Express Scripts business, there has been no change in Cigna's internal controls over financial reporting during the year ended December 31, 2018 that has materially affected, or is reasonably likely to affect, Cigna's internal controls over financial reporting.

ITEM 9B. Other Information

None.

130 CIGNA CORPORATION - 2018 Form 10-K

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

A. Directors of the Registrant

The information under the captions "Corporate Governance Matters – Process for Director Elections," " – Board of Directors' Nominees" and " – Board Meetings and Committees" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

B. Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant" on page 38 in this Form 10-K.

C. Code of Ethics and Other Corporate Governance Disclosures

The information under the caption "Corporate Governance Matters – Codes of Ethics" in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

D. Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Ownership of Cigna Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

ITEM 11. Executive Compensation

The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Compensation Matters – Compensation Discussion and Analysis," " – Report of the People Resources Committee" and " – Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

CIGNA CORPORATION - 2018 Form 10-K 131

PART III
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2018:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Security Holders	15,099,184	$125.46	28,891,766
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	15,099,184	$125.46	28,891,766

(1)
Includes, in addition to outstanding stock options:

(i) 103,322 restricted stock units, 111,315 deferred shares, and 1,401,071 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan, the Corporation Stock Plan, and the Cigna Corporation Director Equity Plan;

(ii) 140,744 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan which was approved by HealthSpring, Inc.'s shareholders before Cigna's acquisition of HealthSpring, Inc. in January 2012; and

(iii) 897,338 shares of common stock underlying stock option awards and 1,013,890 restricted stock units granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 8,758 deferred shares granted under the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, 2,877,922 shares of common stock underlying stock option awards and 63,904 restricted stock units granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, 2,249,731 shares of common stock underlying stock option awards and 26,238 restricted stock units granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, and 119,948 shares of common stock underlying stock option awards granted under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan, which were all approved by the applicable company's shareholders before Cigna's acquisition of Express Scripts in December 2018.

(2)
The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $22.45. The outstanding stock options assumed due to Cigna's acquisition of Express Scripts, in aggregate, have a weighted-average exercise price of $135.57. Excluding the assumed options from these acquisitions results in a weighted-average exercise price of $117.64.

(3)
Includes 239,222 shares of common stock available as of the close of business December 31, 2018 for future issuance under the Cigna Corporation Director Equity Plan, 25,838,360 shares of common stock available as of the close of business on December 31, 2018 for future issuance under the Cigna Long-Term Incentive Plan, which includes 13,120,666 shares of common stock available assumed from the Express Scripts, Inc. 2016 Long-Term Incentive Plan, and 2,814,184 shares of common stock available as of the close of business December 31, 2018 for future issuance under the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005. Because no further grants may be made under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan, the Express Scripts, Inc. 2016 Long-Term Incentive Plan, the Express Scripts, Inc. 2011 Long-Term Incentive Plan, the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, and the Accredo Health, Incorporated 2002 Long-Term Incentive Plan, shares available for issuance under these plans are not included.

The information under the captions "Ownership of Cigna Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of Cigna Common Stock – Stock Held by Certain Beneficial Owners" in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Corporate Governance Matters – Director Independence" and " – Certain Transactions" in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and " – Fees to Independent Registered Public Accounting Firm" in Cigna's definitive proxy statement related to the 2019 annual meeting of shareholders is incorporated by reference.

132 CIGNA CORPORATION - 2018 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a)
(1)  The following Financial Statements appear on pages 65 through 129:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

    Consolidated Balance Sheets as of December 31, 2018 and 2017.

    Consolidated Statements of Changes in Total Equity for the years ended December 31, 2018, 2017 and 2016.

    Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

    Notes to the Consolidated Financial Statements.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

(b)
The exhibits listed in the accompanying "Index to Exhibits" in this Item 15 are filed or incorporated by reference as part of this Annual Report on Form 10-K.
CIGNA CORPORATION - 2018 Form 10-K 133

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Index to Exhibits

Number	Description	Method of Filing

2.1(a)	Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Express Scripts Holding Company, Cigna Holding Company (formerly Cigna Corporation), Halfmoon I, Inc., and Halfmoon II, Inc.	Filed by Cigna Holding Company ("CHC") as Exhibit 2.1 to the Current Report on Form 8-K on March 13, 2018 and incorporated herein by reference.
2.1(b)	Amendment No. 1, dated as of June 27, 2018, to the Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation, Express Scripts Holding Company, Cigna Holding Company, Halfmoon I, Inc. and Halfmoon II, Inc.	Filed by CHC as Exhibit 2.1 to the Current Report on Form 8-K on July 2, 2018 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the registrant as last amended December 20, 2018	Filed by the registrant as Exhibit 3.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the registrant as last amended December 20, 2018	Filed by the registrant as Exhibit 3.2 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.1(a)	Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(b)	Supplemental Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.2 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture dated as of December 20, 2018, by and among Express Scripts Holding Company, Cigna Holding Company and U.S. Bank National Association, as Trustee	Filed by the registrant as Exhibit 4.7 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.2	Registration Rights Agreement, dated as of September 17, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.) and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers named in Schedule I to the Purchase Agreement	Filed by CHC as Exhibit 4.3 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.3(a)	Senior Indenture dated August 16, 2006 between Cigna Holding Company (formerly Cigna Corporation) and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(b)	Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
4.3(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 10, 2008 and incorporated herein by reference.
4.3(e)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on May 28, 2010 and incorporated herein by reference.
4.3(f)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on December 9, 2010 and incorporated herein by reference.
4.3(g)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on March 8, 2011 and incorporated herein by reference.
4.3(h)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Holding Company and U.S. Bank National Associated	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on November 14, 2011 and incorporated herein by reference.
4.3(i)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 26, 2015 and incorporated herein by reference.
4.3(j)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.3(k)	Supplemental Indenture No. 11 dated as of December 20, 2018, by and among Cigna Corporation, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.4(a)	Indenture dated January 1, 1994 between Cigna Holding Company (formerly Cigna Corporation) and Marine Midland Bank	Filed by CHC as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.4(b)	Supplemental Indenture No. 1 dated as of December 20, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Cigna Holding Company and HSBC Bank USA, National Association (as successor to Marine Midland Bank, N.A.), as Trustee	Filed by the registrant as Exhibit 4.2 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.5(a)	Indenture dated June 30, 1988 between Cigna Holding Company (formerly Cigna Corporation) and Bankers Trust Company	Filed by CHC as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.5(b)	Supplemental Indenture No. 1 dated as of December 20, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Cigna Holding Company and Deutsche Bank Trust Company Americas, a New York banking corporation (as successor to Bankers Trust Company), as Trustee	Filed by the registrant as Exhibit 4.3 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.6(a)	Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company (formerly Aristotle Holding, Inc.), the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by Express Scripts, Inc. ("ESI") as Exhibit 4.1 to the Current Report on Form 8-K filed November 25, 2011 and incorporated herein by reference.

134 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

4.6(b)	Third Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESI as Exhibit 4.4 to the Current Report on Form 8-K on November 25, 2011 and incorporated herein by reference.
4.6(c)	Fourth Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESI as Exhibit 4.5 to the Current Report on Form 8-K on November 25, 2011 and incorporated herein by reference.
4.6(d)	Seventh Supplemental Indenture, dated as of February 9, 2012, among Express Scripts, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee, related to Express Scripts Holding Company's 3.900% senior notes due 2022	Filed by ESI as Exhibit 4.3 to the Current Report on Form 8-K filed February 10, 2012 and incorporated herein by reference.
4.6(e)	Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by Express Scripts Holding Company ("ESRX") as Exhibit 4.1 to the Current Report on Form 8-K on April 6, 2012 and incorporated herein by reference.
4.6(f)	Eleventh Supplemental Indenture, dated as of June 5, 2014, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.1 to the Current Report on Form 8-K on June 5, 2014 and incorporated herein by reference.
4.6(g)	Twelfth Supplemental Indenture, dated as of June 5, 2014, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on June 5, 2014 and incorporated herein by reference.
4.6(h)	Thirteenth Supplemental Indenture, dated as of June 5, 2014, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on June 5, 2014 and incorporated herein by reference.
4.6(i)	Sixteenth Supplemental Indenture, dated as of February 25, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.1 to the Current Report on Form 8-K on February 25, 2016 and incorporated herein by reference.
4.6(j)	Seventeenth Supplemental Indenture, dated as of February 25, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on February 25, 2016 and incorporated herein by reference.
4.6(k)	Eighteenth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.1 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.6(l)	Nineteenth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.6(m)	Twentieth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.6(n)	Twenty-Second Supplemental Indenture, dated as of November 30, 2017, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.1 to the Current Report on Form 8-K on November 30, 2017 and incorporated herein by reference.
4.6(o)	Twenty-Third Supplemental Indenture, dated as of November 30, 2017, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Calculation Agent	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on November 30, 2017 and incorporated herein by reference.
4.6(p)	Twenty-Fourth Supplemental Indenture, dated as of November 30, 2017, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on November 30, 2017 and incorporated herein by reference.
4.6(q)	Twenty-Fifth Supplemental Indenture dated as of December 20, 2018, by and among Cigna Corporation, Express Scripts Holding Company and Wells Fargo Bank, National Association, as Trustee	Filed by the registrant as Exhibit 4.4 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.7(a)	Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee	Filed by ESI as Exhibit 4.1 to the Current Report on Form 8-K on June 10, 2009 and incorporated herein by reference.
4.7(b)	Third Supplemental Indenture, dated as of June 9, 2009, among Express Scripts, Inc., the Subsidiary Guarantors party thereto and Union Bank, N.A., as Trustee	Filed by ESI as Exhibit 4.4 to the Current Report on Form 8-K on June 10, 2009 and incorporated herein by reference.
4.7(c)	Seventh Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee	Filed by ESI as Exhibit 4.6 to the Current Report on Form 8-K on November 25, 2011 and incorporated herein by reference.
4.7(d)	Eighth Supplemental Indenture, dated as of April 2, 2012, among Express Scripts, Inc., Express Scripts Holding Company, Medco Health Solutions, Inc., the other subsidiaries of Express Scripts Holding Company party thereto and Union Bank, N.A., as Trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on April 6, 2012 and incorporated herein by reference.

CIGNA CORPORATION - 2018 Form 10-K 135

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

4.7(e)	Ninth Supplemental Indenture dated as of December 20, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Express Scripts, Inc. and MUFG Union Bank, N.A. (as successor to Union Bank, N.A.), as Trustee	Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.8(a)	Indenture, dated as of March 18, 2008, between Medco Health Solutions, Inc. and U.S. Bank Trust National Association, as Trustee	Filed by Medco Health Solutions, Inc. ("Medco") as Exhibit 4.1 to the Current Report on Form 8-K on March 18, 2008 and incorporated herein by reference.
4.8(b)	Form of Medco Solutions, Inc. 4.125% Notes due 2020	Filed by Medco as Exhibit 4.2 to the Current Report on Form 8-K on September 10, 2010 and incorporated herein by reference.
4.8(c)	First Supplemental Indenture, dated as of April 2, 2012, among Medco Health Solutions, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and U.S. Bank Trust National Association, as Trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on April 6, 2012 and incorporated herein by reference.
4.8(d)	Second Supplemental Indenture dated as of December 20, 2018, by and among Cigna Corporation, Medco Health Solutions, Inc. and U.S. Bank Trust National Association, as Trustee	Filed by the registrant as Exhibit 4.6 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
Exhibits 10.1 through 10.40 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 26, 2017 (the "Cigna LTIP")	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 1, 2017 and incorporated herein by reference.
10.1(b)	Amendment No. 1, effective January 25, 2018, to the Cigna LTIP	Filed by CHC as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference.
10.1(c)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by CHC as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(e)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by CHC as Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(f)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by CHC as Exhibit 10.7 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.2(a)	HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the "HealthSpring Equity Incentive Plan")	Filed by the registrant as Exhibit 4.4 to the Registration Statement on Form S-8 (No. 333-228930) filed December 20, 2018 and incorporated herein by reference.
10.2(b)	HealthSpring Equity Incentive Plan: Form of Restricted Share Award	Filed by CHC as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.2(c)	HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed by CHC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.3	Cigna Corporation Stock Plan, as amended through July 2000	Filed by CHC as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.4	Cigna Stock Unit Plan, as amended and restated effective February 22, 2017	Filed by CHC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and incorporated herein by reference.
10.5(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the "ESRX LTIP")	Filed by ESRX as Appendix A to ESRX's Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.5(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.5(c)	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.5 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.5(d)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.6(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the "ESI LTIP")	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.6(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.
10.6(c)	Form of Stock Option Grant Notice used with respect to certain grants of stock options by Express Scripts Holding Company prior to 2013 under the ESI LTIP	Filed by ESRX as Exhibit 10.14 to the Current Report on Form 8-K on April 2, 2012 and incorporated herein by reference.
10.6(d)	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.6(e)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.7(a)	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012).	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.7(b)	Form of terms and conditions for director stock option and restricted stock unit awards	Filed by Medco as Exhibit 10.2 to the Current Report on Form 8-K on February 8, 2005 and incorporated herein by reference.

136 CIGNA CORPORATION - 2018 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

10.8	Accredo Health, Incorporated 2002 Long-Term Incentive Plan	Filed by the registrant as Exhibit 4.12 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.9	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.10	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.11	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.12	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.13	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.14(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.14(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.14(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.15(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.15(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.16	Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.17	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.18	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2019	Filed herewith.
10.19	Cigna Corporation Director Equity Plan	Filed by the registrant as Exhibit 4.5 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.20	Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed by CHC as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.21	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.22	Form of Indemnification Agreement with Express Scripts Holding Company's executive officers and former members of the Express Scripts Holding Company's board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.23	Cigna Executive Severance Benefits Plan as amended and restated effective October 23, 2018	Filed herewith.
10.24	Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed by CHC as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.25	Cigna Executive Incentive Plan amended and restated as of January 1, 2012	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.26	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.27	Offer Letter for Eric P. Palmer dated June 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on June 19, 2017 and incorporated herein by reference.
10.28	Nicole Jones' Offer of Employment dated April 27, 2011	Filed by CHC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.29	Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed by CHC as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.30	Promotion letter for Jason Sadler dated June 2, 2014	Filed by CHC as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.

CIGNA CORPORATION - 2018 Form 10-K 137

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

10.31	Retention Agreement by and between Cigna Corporation and Mr. Timothy Wentworth, dated as of May 12, 2018.	Filed by the registrant as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-224960) on June 20, 2018 and incorporated herein by reference.
10.32	Express Scripts Holding Company Executive Employment Agreement with Timothy Wentworth dated May 4, 2016	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.33	Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed by CHC as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.34	Retention Agreement between the Cigna Corporation and Steven B. Miller dated October 9, 2018	Filed herewith.
10.35	Agreement and Release between the Company and Matthew G. Manders dated October 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on October 18, 2017 and incorporated herein by reference.
10.36	Agreement and Release between the Company and Thomas A. McCarthy dated June 16, 2017	Filed by CHC as Exhibit 10.2 to the Current Report on Form 8-K on June 19, 2017 and incorporated herein by reference.
10.37	Advisory Services Agreement between the Company and Thomas A. McCarthy dated June 16, 2017	Filed by CHC as Exhibit 10.3 to the Current Report on Form 8-K on June 19, 2017 and incorporated herein by reference.
10.38	Promotion letter for Christopher Hocevar dated January 30, 2017	Filed by CHC as Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.39	Agreement and Release between the Company and Christopher J. Hocevar dated September 26, 2018	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2018 and incorporated herein by reference.
10.40	Agreement and Release between the Company and Alan Muney, M.D. effective December 21, 2018	Filed herewith.
10.41(a)	Revolving Credit and Letter of Credit Agreement, dated as of April 6, 2018	Filed by CHC as Exhibit 10.1 to Current Report on Form 8-K on April 12, 2018 and incorporated herein by reference.
10.41(b)	Additional Guarantor Supplement dated as of December 20, 2018, by Express Scripts Holding Company and Cigna Holding Company to that certain Revolving Credit and Letter of Credit Agreement dated as of April 6, 2018, by and among Cigna Holding Company, Cigna Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the other parties thereto.	Filed by the registrant as Exhibit 4.8 to the Current Report on Form 8-K filed December 20, 2018 and incorporated herein by reference.
10.42(a)	Term Loan Credit Agreement, dated as of April 6, 2018	Filed by CHC as Exhibit 10.2 to Current Report on Form 8-K on April 12, 2018 and incorporated herein by reference.
10.42(b)	Additional Guarantor Supplement dated as of December 20, 2018, by Express Scripts Holding Company and Cigna Holding Company to that certain Term Loan Credit Agreement dated as of April 6, 2018, by and among Cigna Holding Company, Cigna Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other parties thereto.	Filed by the registrant as Exhibit 4.9 to the Current Report on Form 8-K filed December 20, 2018 and incorporated herein by reference.
10.43	Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.3, 6.4, 6.6, 6.9 and Articles II, V, VII, and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)	Filed by CHC as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	The following materials from Cigna Corporation's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I, II, III, IV and V.	Filed herewith.

Item 16. 10-K SUMMARY

None.

138 CIGNA CORPORATION - 2018 Form 10-K

PART IV
ITEM 15. Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 28, 2019
By:	/s/ ERIC P. PALMER

Eric P. Palmer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2019.

Signature	Title

/s/ DAVID M. CORDANI	Chief Executive Officer and Director (Principal Executive Officer)

David M. Cordani
/s/ ERIC P. PALMER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Eric P. Palmer
/s/ MARY T. AGOGLIA HOELTZEL	Senior Vice President, Tax and Chief Accounting Officer (Principal Accounting Officer)

Mary T. Agoglia Hoeltzel
/s/ WILLIAM J. DELANEY	Director

William J. DeLaney
/s/ ERIC J. FOSS	Director

Eric J. Foss
/s/ ELDER GRANGER, M.D.	Director

Elder Granger, M.D.
/s/ ISAIAH HARRIS, JR.	Chairman of the Board

Isaiah Harris, Jr.
/s/ MARK MCCLELLAN, M.D.	Director

Mark McClellan, M.D.
/s/ ROMAN MARTINEZ IV	Director

Roman Martinez IV
/s/ KATHLEEN M. MAZZARELLA	Director

Kathleen M. Mazzarella
/s/ JOHN M. PARTRIDGE	Director

John M. Partridge
/s/ WILLIAM L. ROPER, M.D.	Director

William L. Roper, M.D.
/s/ ERIC C. WISEMAN	Director

Eric C. Wiseman
/s/ DONNA F. ZARCONE	Director

Donna F. Zarcone
/s/ WILLIAM D. ZOLLARS	Director

William D. Zollars

CIGNA CORPORATION - 2018 Form 10-K 139

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2018 Form 10-K FS-1

PART IV
ITEM 15. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements referred to in our report dated February 28, 2019 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 28, 2019

FS-2 CIGNA CORPORATION - 2018 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Income

	For the years ended December 31,

	Cigna*	Old Cigna*	Old Cigna*

(in millions)	2018	2017	2016

Revenues
Net investment income	$123	$—	$—

Total revenues	123	—	—

Operating expenses
Selling, general and administrative expenses	200	195	281

Total operating expenses	200	195	281

Income (loss) from operations	(77)	(195)	(281)

Interest and other (expense)	(244)	(246)	(244)
Intercompany interest (expense)	(5)	(18)	(3)
Debt extinguishment costs	—	(321)	—
Realized investment (loss)	(1)	—	—

Loss before taxes	(327)	(780)	(528)

Income tax (benefit)	(74)	(194)	(146)

Loss of Parent Company	(253)	(586)	(382)

Equity in income of subsidiaries	2,890	2,823	2,249

Shareholders' net income	2,637	2,237	1,867

Shareholders' other comprehensive income (loss)
Net unrealized (depreciation) on securities and derivatives	(365)	(37)	(60)
Net translation gains (losses) of foreign currencies	(152)	304	(95)
Postretirement benefits liability adjustment	127	33	23

Shareholders' other comprehensive income (loss):	(390)	300	(132)

Shareholders' comprehensive income	$2,247	$2,537	$1,735

*
As described in Note 3, on December 20, 2018, through the "Merger," Old Cigna merged into a wholly-owned subsidiary of Cigna, and Cigna became the Registrant. Refer to Note 20 for Condensed Consolidated Financial Statements of Cigna and Old Cigna.
CIGNA CORPORATION - 2018 Form 10-K FS-3

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,

	Cigna*	Old Cigna*

(in millions)	2018	2017

Assets
Cash and cash equivalents	$243	$9
Short-term investments	—	63
Other current assets	14	31

Total current assets	257	103

Intercompany receivable	—	200
Investments in subsidiaries	68,969	22,631
Other noncurrent assets	48	221

TOTAL ASSETS	$69,274	$23,155

Liabilities
Short-term debt	$—	$231
Other current liabilities	418	270

Total current liabilities	418	501

Intercompany payable	4,965	2,980
Long-term debt	22,863	5,112
Other noncurrent liabilities	—	851

TOTAL LIABILITIES	28,246	9,444

Shareholders' Equity
Common stock (shares issued, 381 and 296; authorized, 600)	4	74
Additional paid-in capital	27,751	2,940
Accumulated other comprehensive loss	(1,711)	(1,082)
Retained earnings	15,088	15,800
Less treasury stock, at cost	(104)	(4,021)

TOTAL SHAREHOLDERS' EQUITY	41,028	13,711

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,274	$23,155

*
As described in Note 3, on December 20, 2018, through the "Merger," Old Cigna merged into a wholly-owned subsidiary of Cigna, and Cigna became the Registrant. Refer to Note 20 for Condensed Consolidated Financial Statements of Cigna and Old Cigna.
FS-4 CIGNA CORPORATION - 2018 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Cash Flows

	For the years ended December 31,

	Cigna*	Old Cigna*	Old Cigna*

(in millions)	2018	2017	2016

Cash Flows from Operating Activities
Shareholders' net income	$2,637	$2,237	$1,867
Adjustments to reconcile shareholders' net income to net cash provided by operating activities
Equity in income of subsidiaries	(2,890)	(2,823)	(2,249)
Dividends received from subsidiaries	—	758	580
Other liabilities	412	(224)	(9)
Debt extinguishment costs	—	321	—
Other, net	(14)	333	187

NET CASH PROVIDED BY OPERATING ACTIVITIES	145	602	376

Cash Flows from Investing Activities
Short-term investment purchased, net	—	(6)	(3)
Other, net	(27,115)	(11)	(8)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,115)	(17)	(11)

Cash Flows from Financing Activities
Net change in amounts due to (from) affiliates	4,437	1,955	(78)
Net change in short-term debt	—	100	(100)
Payments for debt extinguishment	—	(313)	—
Repayment of long-term debt	—	(1,250)	—
Net proceeds on issuance of long-term debt	22,856	1,581	—
Issuance of common stock	1	131	36
Common dividends paid	—	(10)	(10)
Repurchase of common stock	(32)	(2,725)	(139)
Tax withholding on stock compensation and other	(49)	(63)	(72)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	27,213	(594)	(363)

Net increase (decrease) in cash and cash equivalents	243	(9)	2
Cash and cash equivalents, beginning of year	—	18	16

Cash and cash equivalents, end of year	$243	$9	$18

*
As described in Note 3, on December 20, 2018, through the "Merger," Old Cigna merged into a wholly-owned subsidiary of Cigna, and Cigna became the Registrant. Refer to Note 20 for Condensed Consolidated Financial Statements of Cigna and Old Cigna.
CIGNA CORPORATION - 2018 Form 10-K FS-5

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Condensed Financial Information of Cigna Corporation (Registrant)

Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto contained in this Annual Report on Form 10-K ("Form 10-K").

Note 1 – For purposes of these condensed financial statements, Cigna Corporation's (the "Company") wholly-owned and majority-owned subsidiaries are recorded using the equity basis of accounting.

Note 2 – See Note 5 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of Cigna Corporation and its subsidiaries. Maturity of the Company's long-term debt is as follows:

(In millions)

2019	$—
2020	$2,750
2021	$5,250
2022	$—
2023	$3,800
Maturities after 2023	$11,200

Note 3 – Intercompany liabilities of the Company consist primarily of payables to Old Cigna of $4.3 billion as of December 31, 2018. Intercompany liabilities of Old Cigna consisted primarily of payables to Cigna Holdings, Inc. of $2.8 billion as of December 31, 2017. Interest was accrued at an average monthly rate of 2.33% for 2018 and 1.47% for 2017.

Note 4 – The Company had guarantees of approximately $19.6 billion as of December 31, 2018. These guarantees are related to outstanding debt of certain wholly-owned subsidiaries as described in Note 5 and Note 20. In 2018, no payments have been made on these guarantees.

FS-6 CIGNA CORPORATION - 2018 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Valuation and Qualifying Accounts and Reserves

(in millions) Description	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions	Balance at end of year

2018
Allowance for doubtful accounts
Premiums, accounts and notes receivable	$207	$18	$(3)	$(5)	$217
Deferred tax asset valuation allowance	$72	$(5)	$132	$–	$199
Reinsurance recoverables	$3	$(1)	$–	$–	$2
2017
Investment asset valuation reserves
Commercial mortgage loans	$5	$1	$–	$(6)	$–
Allowance for doubtful accounts
Premiums, accounts and notes receivable	$200	$19	$(11)	$(1)	$207
Deferred tax asset valuation allowance (1)	$87	$11	$(26)	$–	$72
Reinsurance recoverables	$3	$–	$–	$–	$3
2016
Investment asset valuation reserves
Commercial mortgage loans	$15	$–	$–	$(10)	$5
Allowance for doubtful accounts
Premiums, accounts and notes receivable	$75	$134	$(8)	$(1)	$200
Deferred tax asset valuation allowance	$71	$21	$(5)	$–	$87
Reinsurance recoverables	$3	$–	$–	$–	$3

(1)
Deferred tax valuation allowance amount includes amount assumed from Express Scripts in 2018.
CIGNA CORPORATION - 2018 Form 10-K FS-7