Form 10-Q
period 2019-03-31
Cigna Corp
filed 2019-05-02
CIK 1739940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from            to

Commission file number 1-08323

Cigna Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-4991898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Cottage Grove Road Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)
(860) 226-6000
Registrant’s telephone number, including area code
(860) 226-6741 or (215) 761-5511
Registrant’s facsimile number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark				YES	NO

• whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				☑	☐

• whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

				☑	☐

• whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

•  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				☐	☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	CI	New York Stock Exchange, Inc.

As of April 15, 2019, 379,457,650 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2019	2018
Revenues
Pharmacy revenues	$25,179	$717
Premiums	9,971	8,999
Fees and other revenues	2,450	1,368
Net investment income	346	329
TOTAL REVENUES	37,946	11,413
Benefits and expenses
Pharmacy and other service costs	24,050	561
Medical costs and other benefit expenses	7,620	6,772
Selling, general and administrative expenses	3,303	2,745
Amortization of acquired intangible assets	743	27
TOTAL BENEFITS AND EXPENSES	35,716	10,105
Income from operations	2,230	1,308
Interest expense and other	(452)	(57)
Net realized investment gains (losses)	10	(33)
Income before income taxes	1,788	1,218
TOTAL INCOME TAXES	416	301
Net income	1,372	917
Less: net income attributable to noncontrolling interests	4	2
SHAREHOLDERS’ NET INCOME	$1,368	$915
Shareholders’ net income per share
Basic	$3.61	$3.78
Diluted	$3.56	$3.72

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	March 31,
(In millions)	2019	2018
Shareholders’ net income	$1,368	$915
Shareholders’ other comprehensive income, net of tax
Net unrealized appreciation (depreciation), securities and derivatives	442	(284)
Net translation of foreign currencies	(24)	45
Postretirement benefits liability adjustment	11	13
Shareholders’ other comprehensive income (loss), net of tax	429	(226)
Shareholders’ comprehensive income	1,797	689
Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	3	2
Net income attributable to other noncontrolling interests	1	-
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(2)	(2)
Total comprehensive income attributable to noncontrolling interests	2	-
TOTAL COMPREHENSIVE INCOME	$1,799	$689

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	March 31,	December 31,
(In millions, except per share amounts)	2019	2018
Assets
Cash and cash equivalents	$4,976	$3,855
Investments	1,662	2,045
Accounts receivable, net	10,941	10,473
Inventories	2,382	2,821
Other current assets	1,175	1,236
Total current assets	21,136	20,430
Long-term investments	27,257	26,929
Reinsurance recoverables	5,385	5,507
Deferred policy acquisition costs	2,817	2,821
Property and equipment	4,523	4,562
Goodwill	44,537	44,505
Other intangible assets	38,338	39,003
Other assets	2,276	1,630
Separate account assets	8,079	7,839
TOTAL ASSETS	$154,348	$153,226
Liabilities
Current insurance and contractholder liabilities	$7,060	$6,801
Pharmacy and service costs payable	11,145	10,702
Accounts payable	4,488	4,366
Accrued expenses and other liabilities	7,361	7,071
Short-term debt	2,915	2,955
Total current liabilities	32,969	31,895
Non-current insurance and contractholder liabilities	20,043	19,974
Deferred tax liabilities, net	9,403	9,453
Other non-current liabilities	3,832	3,470
Long-term debt	37,571	39,523
Separate account liabilities	8,079	7,839
TOTAL LIABILITIES	111,897	112,154
Contingencies — Note 16
Redeemable noncontrolling interests	38	37
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	27,855	27,751
Accumulated other comprehensive loss	(1,282)	(1,711)
Retained earnings	16,426	15,088
Less: treasury stock, at cost	(595)	(104)
TOTAL SHAREHOLDERS’ EQUITY	42,408	41,028
Other noncontrolling interests	5	7
Total equity	42,413	41,035
Total liabilities and equity	$154,348	$153,226
SHAREHOLDERS’ EQUITY PER SHARE	$111.52	$107.71

(1) Par value per share, $0.01; shares issued, 384 million as of March 31, 2019 and 381 million as of December 31, 2018; authorized shares; 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

Unaudited Three Months Ended March 31, 2019 (In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests

Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02) (1)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		104			(29)	75		75
Other comprehensive income (loss)			429			429		429	(2)
Net income				1,368		1,368	1	1,369	3
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(462)	(462)		(462)
Other transactions impacting noncontrolling interests						-	(3)	(3)	-
Balance at March 31, 2019	$4	$27,855	$(1,282)	$16,426	$(595)	$42,408	$5	$42,413	$38

Three Months Ended March 31, 2018 (In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests

Balance at December 31, 2017	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$-	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation			(229)	229		-		-
Effect of issuing stock for employee benefit plans		23		(69)	68	22		22
Other comprehensive (loss)			(226)			(226)		(226)	(2)
Net income				915		915		915	2
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(275)	(275)		(275)
Other transactions impacting noncontrolling interests						-		-
Balance at March 31, 2018	$74	$2,963	$(1,547)	$16,933	$(4,228)	$14,195	$-	$14,195	$49

(1)  See Note 2 for further information about the Company’s adoption of new leasing guidance (ASU 2016-02).

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2019	2018
Cash Flows from Operating Activities
Net income	$1,372	$917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	140
Realized investment (gains) losses, net	(10)	33
Deferred income tax (benefit) expense	(162)	9
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(396)	(53)
Inventories	440	94
Deferred policy acquisition costs	(51)	(76)
Reinsurance recoverable and other assets	124	51
Insurance liabilities	360	849
Pharmacy and service costs payable	444	(124)
Accounts payable and accrued expenses and other liabilities	91	193
Other, net	83	(8)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,192	2,025
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt and equity securities	1,471	499
Investment maturities and repayments:
Debt and equity securities	319	297
Commercial mortgage loans	89	28
Other sales, maturities and repayments (primarily short-term and other long-term investments)	367	112
Investments purchased or originated:
Debt and equity securities	(1,088)	(2,259)
Commercial mortgage loans	(95)	(68)
Other (primarily short-term and other long-term investments)	(388)	(206)
Property and equipment purchases, net	(194)	(103)
Acquisitions, net of cash acquired	(6)	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	475	(1,700)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	247	292
Withdrawals and benefit payments from contractholder deposit funds	(251)	(306)
Net change in short-term debt	(1,048)	(3)
Repayment of long-term debt	(1,000)	(131)
Repurchase of common stock	(462)	(310)
Issuance of common stock	53	20
Other, net	(73)	(92)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,534)	(530)
Effect of foreign currency rate changes on cash and cash equivalents	(12)	4
Net increase (decrease) in cash and cash equivalents	1,121	(201)
Cash and cash equivalents, January 1,	3,855	2,972
Cash and cash equivalents, March 31,	$4,976	$2,771
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$29	$31
Interest paid	$377	$46

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health service organization dedicated to a mission of helping those we serve improve their health, well-being and peace of mind.  Our evolved strategy in support of our mission is Go Deeper, Go Local, Go Beyond using a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.

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

As described more fully in Note 4, on December 20, 2018, Cigna completed the acquisition of Express Scripts Holding Company (“Express Scripts”).  As a result, our segments have changed as described below, effective in the fourth quarter of 2018.  Prior year financial data presented in this Form 10-Q has been restated to reflect this new segment presentation.

Health Services includes pharmacy benefits management, pharmacy home delivery and certain medical management services.  This segment includes Express Scripts’ business from the date of acquisition with the exception of Express Scripts’ Medicare Part D business that is reported in the Government operating segment.

Integrated Medical offers a variety of medical solutions to employers and individuals.

•

The Commercial operating segment serves employers (also referred to as “clients”) and their employees (also referred to as “customers”) and other groups.  This segment provides deeply integrated medical and specialty offerings including medical, pharmacy, dental, behavioral health and vision, health advocacy programs and other products and services to insured and self-insured clients.

•

The Government operating segment offers Medicare Advantage, Medicare Supplement, and Medicare Part D plans to Medicare-eligible beneficiaries as well as Medicaid plans.  This operating segment also offers health insurance coverage to individual customers both on and off public exchanges.  This segment includes the acquired Express Scripts’ Medicare Part D business.

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

•

Corporate-Owned Life Insurance (“COLI”) offers permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations.

•	Run-off businesses:

•

Reinsurance: predominantly comprised of guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) in 2013.

	•	Settlement Annuity business in run-off.

	•	Individual Life Insurance and Annuity and Retirement Benefits Businesses: deferred gains from the sales of these businesses.

	•	Certain international run-off businesses

Corporate reflects amounts not allocated to operating segments, including interest expense, net investment income on investments not supporting segment and other operations, interest on uncertain tax positions, certain litigation matters, expense associated with our frozen pension plans, severance, certain enterprise-wide projects and intersegment eliminations for products and services sold between segments.  Prior to 2019, compensation cost for stock options was also included in Corporate.  Beginning in the first quarter of 2019, this cost is recorded by the segments.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Cigna Corporation and its consolidated subsidiaries.  Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  The Company adopted Article 5 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”) effective December 31, 2018 in conjunction with the acquisition of Express Scripts.  As a result, the Company now presents current assets and liabilities on its balance sheet.  The Company reclassified realized investment gains (losses) from revenue and now reports them below income from operations with interest expense in our Consolidated Statements of Income, in conformity with Article 5.  Prior years’ information was reclassified to conform to this new presentation.

Amounts recorded in the Consolidated Financial Statements necessarily reflect management’s estimates and assumptions about medical costs, investment and receivable valuations, interest rates and other factors.  Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.  The impact of a change in estimate is generally included in earnings in the period of adjustment.

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2018 Annual Report on Form 10-K (“2018 Form 10-K”).  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.

Recent Accounting Pronouncements

The 2018 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future.  The following information provides updates on recently adopted or recently issued accounting pronouncements that have occurred since the Company filed its 2018 Form 10-K.

Recently Adopted Accounting Guidance

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases¸ as of January 1, 2019 (the adoption date) on a modified retrospective basis for leases in effect as of and after the adoption date.  This new guidance requires balance sheet recognition of assets and liabilities arising from leases, as well as additional disclosures regarding the amount, timing and uncertainty of cash flows from leases.  The Company implemented a new lease system and corresponding internal controls to administer our leases and facilitate compliance with this new standard.

The Company elected the practical expedient package, allowing the Company to carry forward the assessment of 1) whether our contracts contain or are leases, 2) lease classification and 3) whether previously capitalized costs continue to qualify as initial direct costs.  Upon adoption, the Company recognized new right-of-use assets and lease liabilities related to our operating leases, because finance (capital) leases were already reflected on the Company’s Consolidated Balance Sheets.  The impact of adoption on the Company’s net assets and retained earnings was not material, nor was there a material impact on our Consolidated Statements of Income or Cash Flows.  See Note 14 for additional disclosures about the Company’s leases.

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date	Requirements and Expected Effects of New Guidance Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13) Required as of January 1, 2020

Requires:

• A new approach using expected credit losses to estimate and recognize credit losses for certain financial instruments (such as mortgage loans, reinsurance recoverables and other receivables) when such instruments are first originated or acquired.

• Changes in the criteria for impairment of available-for-sale debt securities

• Adoption using a modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings

Expected effects:

• The Company is continuing to evaluate this new standard and its expected effects on our financial statements and disclosures.  We will adopt the standard as of January 1, 2020.

• An additional allowance for future expected credit losses for certain financial instruments will be required at adoption.

Note 3 — Accounts Receivable, Net

The following amounts were included within accounts receivable, net of our allowance for doubtful accounts, customer credit allowances and contractual allowances that, in the aggregate, were $456 million as of March 31, 2019 and $217 million as of December 31, 2018:

(In millions)	March 31, 2019	December 31, 2018
Insurance customer receivables	$2,261	$1,888
Noninsurance customer receivables	4,635	4,988
Pharmaceutical manufacturers receivable(1)	3,682	3,321
Other receivables	363	276
Total accounts receivable, net	$10,941	$10,473

(1) Includes $624 million at March 31, 2019 and $406 million at December 31, 2018 of receivables under noninsurance customer contracts.

Note 4 — Mergers and Acquisitions

A. Acquisition of Express Scripts

On December 20, 2018, Cigna acquired Express Scripts through a series of mergers (collectively, the “Merger”).  Cigna Holding Company (formerly named Cigna Corporation and referred to as “Old Cigna”) and Express Scripts each merged with and into a wholly-owned subsidiary of Cigna.  As a result of these transactions, Cigna became the parent of the combined company.  Our 2018 Form 10-K includes detailed disclosures of merger consideration, purchase price allocation and intangible assets identified in this transaction.  The purchase price allocation was based on management’s preliminary estimates of their fair values and may change as additional information becomes available.  For the three months ended March 31, 2019, there were no changes to the purchase price allocation.

B. Integration and Transaction-related Costs

The Company incurred integration and transaction costs related to Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”) and other transactions of $136 million pre-tax ($108 million after-tax) for the three months ended March 31, 2019, compared with $60 million pre-tax ($50 million after-tax) for the three months ended March 31, 2018.  These costs consisted primarily of fees for legal, advisory and other professional services, certain employment-related costs and, in 2018, amortization of  Bridge Facility fees.

Note 5 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2019			March 31, 2018
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,368		$1,368	$915		$915
Shares:
Weighted average	379,387		379,387	242,179		242,179
Common stock equivalents		4,637	4,637		3,609	3,609
Total shares	379,387	4,637	384,024	242,179	3,609	245,788
EPS	$3.61	$(0.05)	$3.56	$3.78	$(0.06)	$3.72

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended March 31,
(In millions)	2019	2018
Anti-dilutive options	2.8	0.9

Note 6 — Debt

The outstanding amounts of debt and finance leases were as follows:

		March 31,	December 31,
(In millions)	Issuer	2019	2018
Short-term debt
Current maturities: $1,000 million, 2.25% Senior Notes	Express Scripts	$998	$995
Current maturities: $337 million, 7.25% Senior Notes	ESI	340	343
Current maturities: $1,000 million, Floating Rate Notes due 2020	Cigna	998	-
Commercial paper	Old Cigna/Cigna	558	1,500
Other, including finance leases	Other	21	117
Total short-term debt		$2,915	$2,955
Long-term uncollateralized debt
Cigna debt (issued to finance acquisition)
$1,000 million, Floating Rate Notes due 2020	Cigna	$-	$997
$1,750 million, 3.2% Notes due 2020	Cigna	1,744	1,743
$1,000 million, Floating Rate Notes due 2021	Cigna	997	996
$1,250 million, 3.4% Notes due 2021	Cigna	1,246	1,245
$2,000 million, Floating Rate Term Loan due 2021	Cigna	1,998	2,997
$700 million, Floating Rate Notes due 2023	Cigna	697	697
$3,100 million, 3.75% Notes due 2023	Cigna	3,085	3,085
$2,200 million, 4.125% Notes due 2025	Cigna	2,187	2,187
$3,800 million, 4.375% Notes due 2028	Cigna	3,774	3,774
$2,200 million, 4.8% Notes due 2038	Cigna	2,178	2,178
$3,000 million, 4.9% Notes due 2048	Cigna	2,964	2,964

Express Scripts debt (assumed in acquisition)
$500 million, 4.125% Senior Notes due 2020	Medco	505	506
$500 million, 2.600% Senior Notes due 2020	Express Scripts	493	493
$400 million, Floating Rate Senior Notes due 2020	Express Scripts	400	399
$500 million, 3.300% Senior Notes due 2021	Express Scripts	499	499
$1,250 million, 4.750% Senior Notes due 2021	Express Scripts	1,282	1,285
$1,000 million, 3.900% Senior Notes due 2022	Express Scripts	998	998
$500 million, 3.050% Senior Notes due 2022	Express Scripts	482	481
$1,000 million, 3.000% Senior Notes due 2023	Express Scripts	961	959
$1,000 million, 3.500% Senior Notes due 2024	Express Scripts	968	966
$1,500 million, 4.500% Senior Notes due 2026	Express Scripts	1,507	1,508
$1,500 million, 3.400% Senior Notes due 2027	Express Scripts	1,390	1,386
$449 million, 6.125% Senior Notes due 2041	Express Scripts	493	493
$1,500 million, 4.800% Senior Notes due 2046	Express Scripts	1,465	1,465

Old Cigna debt (pre-acquisition)
$250 million, 4.375% Notes due 2020	Old Cigna	248	248
$300 million, 5.125% Notes due 2020	Old Cigna	298	298
$78 million, 6.37% Notes due 2021	CGC	78	78
$300 million, 4.5% Notes due 2021	Old Cigna	297	297
$750 million, 4% Notes due 2022	Old Cigna	746	746
$100 million, 7.65% Notes due 2023	Old Cigna	100	100
$17 million, 8.3% Notes due 2023	Old Cigna	17	17
$900 million, 3.25% Notes due 2025	Old Cigna	895	895
$600 million, 3.05% Notes due 2027	Old Cigna	595	595
$259 million, 7.875% Debentures due 2027	Old Cigna	259	259
$45 million, 8.3% Step Down Notes due 2033	Old Cigna	45	45
$191 million, 6.15% Notes due 2036	Old Cigna	190	190
$121 million, 5.875% Notes due 2041	Old Cigna	119	119
$317 million, 5.375% Notes due 2042	Old Cigna	315	315
$1,000 million, 3.875% Notes due 2047	Old Cigna	988	988
Other, including finance leases	Other	68	32
Total long-term debt		$37,571	$39,523

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

Term Loan Credit Agreement.  Cigna borrowed $3.0 billion under its Term Loan Credit Agreement (the “Term Loan Credit Agreement”) to finance the Merger and to pay fees and expenses of the Merger.  The Term Loan Credit Agreement contains customary covenants and restrictions, including a financial covenant that Cigna’s leverage ratio may not exceed 60%.  There is no remaining amount available for borrowing under this agreement.  In the first quarter of 2019, the Company repaid $1 billion principal of the term loan.  The remaining $2 billion term loan principal is diversified among 23 banks.

Revolving Credit Agreement.  Cigna has a Revolving Credit and Letter of Credit Agreement (the “Revolving Credit Agreement”) that matures on April 6, 2023 and is diversified among 23 banks.

Cigna can borrow up to $3.25 billion for general corporate purposes, with up to $500 million available for issuance of letters of credit, decreased by $22 million of letters of credit under the Revolving Credit Agreement as of March 31, 2019.  The Revolving Credit Agreement also includes an option to increase the facility amount up to $500 million and an option to extend the termination date for additional one-year periods, subject to consent of the banks.

The Revolving Credit Agreement contains customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%.

Cigna is the borrower under the Revolving Credit Agreement and the Term Loan Credit Agreement and certain subsidiaries of Cigna may be required to guarantee these obligations under certain circumstances.

Commercial Paper.  The commercial paper program had approximately $560 million outstanding at March 31, 2019 at an average interest rate of 2.90%.

The Company was in compliance with its debt covenants as of March 31, 2019.

Note 7 — Insurance and Contractholder Liabilities

A.     Account Balances — Insurance and Contractholder Liabilities

As of March 31, 2019, December 31, 2018 and March 31, 2018, the Company’s insurance and contractholder liabilities were comprised of the following:

	March 31, 2019			December 31, 2018			March 31, 2018
(In millions)	Current	Non- current	Total	Current	Non- current	Total	Total
Contractholder deposit funds	$621	$7,326	$7,947	$641	$7,365	$8,006	$8,153
Future policy benefits	643	9,048	9,691	740	8,981	9,721	9,934
Unpaid claims and claim expenses
Integrated Medical	2,943	18	2,961	2,678	19	2,697	2,638
Other segments	2,421	3,304	5,725	2,394	3,230	5,624	5,502
Unearned premiums	432	347	779	348	379	727	1,291
Total insurance and contractholder liabilities	$7,060	$20,043	$27,103	$6,801	$19,974	$26,775	$27,518

Insurance and contractholder liabilities expected to be paid within one year are classified as current.

B.      Unpaid Claims and Claim Expenses — Integrated Medical

This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.  This liability no longer includes amounts from the international health care business now reported in International Markets following our change in segment reporting in the fourth quarter of 2018.  The prior year presentation has been updated to reflect this segment change.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.7 billion at March 31, 2019 and $2.5 billion at March 31, 2018.

Activity in the unpaid claims liability for the Integrated Medical segment for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,	March 31,
(In millions)	2019	2018
Beginning balance	$2,697	$2,420
Less: Reinsurance and other amounts recoverable	264	262
Beginning balance, net	2,433	2,158
Incurred costs related to:
Current year	6,095	5,284
Prior years	(117)	(115)
Total incurred	5,978	5,169
Paid costs related to:
Current year	3,786	3,382
Prior years	1,908	1,540
Total paid	5,694	4,922
Ending balance, net	2,717	2,405
Add: Reinsurance and other amounts recoverable	244	233
Ending balance	$2,961	$2,638

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

Variances in incurred costs related to prior years’ unpaid claims and claims expenses that resulted from the differences between actual experience and the Company’s key assumptions were as follows for the three months ended March 31:

	Three Months Ended
(Dollars in millions)	March 31, 2019		March 31, 2018
	$	%(1)	$	%(2)
Actual completion factors	$55	0.2%	$52	0.3%
Medical cost trend	62	0.3	54	0.3
Other	-	-	9	-
Total favorable variance	$117	0.5%	$115	0.6%

(1) Percentage of current year incurred costs as reported for the year ended December 31, 2018.

(2) Percentage of current year incurred costs as reported for the year ended December 31, 2017.

Incurred costs related to prior years in the table above, although adjusted through shareholders’ net income, do not directly correspond to an increase or decrease to shareholders’ net income.  The primary reason for this difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders’ net income if they are offset by increases in the current year provision for moderately adverse conditions.

Prior year development increased shareholders’ net income by $39 million ($50 million before tax) for the three months ended March 31, 2019, compared with $40 million ($51 million before tax) for the three months ended March 31, 2018.  Favorable prior year development in both periods reflects lower than expected utilization of medical services.

C.     Unpaid Claims and Claim Expenses — International Markets and Group Disability and Other

This liability now includes amounts from international health care following our change in segment reporting in 2018 as discussed in Note 1.  The prior year presentation has been updated to reflect this segment change.

Liability balance details.  The liability details for unpaid claims and claim expenses are as follows:

(In millions)	March 31, 2019	March 31, 2018
Group Disability and Other
Group Disability and Life	$4,786	$4,549
Other Operations	194	175
Total Group Disability and Other	4,980	4,724
International Markets	745	778
Unpaid claims and claim expenses Group Disability and Other and International Markets	$5,725	$5,502

Interest is accreted and recognized in medical costs and other benefit expenses in the Consolidated Statements of Income.

Activity in the Company’s liabilities for unpaid claims and claim expenses, excluding Other Operations, are presented in the following table.  Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Beginning balance	$5,432	$5,274
Less: Reinsurance	156	140
Beginning balance, net	5,276	5,134
Incurred claims related to:
Current year	1,428	1,393
Prior years:
Interest accretion	38	38
All other incurred	(32)	(61)
Total incurred	1,434	1,370
Paid claims related to:
Current year	474	471
Prior years	856	853
Total paid	1,330	1,324
Foreign currency	(7)	2
Ending balance, net	5,373	5,182
Add: Reinsurance	158	145
Ending balance	$5,531	$5,327

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving.  Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business.  Favorable prior year incurred claims for the three months ended March 31, 2019 primarily reflect favorable life loss ratio experience, partially offset by unfavorable long-term disability resolution rate experience.  Favorable prior year incurred claims reported for the three months ended March 31, 2018 primarily reflected favorable life loss ratio experience.

Note 8 — Reinsurance

The Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance is also used to limit losses from large exposures and to permit recovery of a portion of direct or assumed losses. Reinsurance does not relieve the originating insurer of liability.  Therefore, reinsured liabilities must continue to be reported along with the related reinsurance recoverables.  The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of its credit risk.

A. Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented in the following table.  The table below includes $280 million as of March 31, 2019 and $297 million as of December 31, 2018 of current reinsurance recoverables that are reported in other current assets.

(Dollars in millions) Line of Business	Reinsurer(s)	March 31, 2019	December 31, 2018	Collateral and Other Terms at March 31, 2019
Ongoing Operations
Integrated Medical, International Markets, Group Disability, COLI	Various	$470	$464	Balances range from less than $1 million up to $65 million. Over 70% of the balance is from companies rated as investment grade by Standard & Poor’s.
Total recoverables related to ongoing operations		470	464
Acquisition, disposition or runoff activities
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,254	3,312	Both companies’ ratings were well above the level that would trigger a contractual obligation to fully secure the outstanding balance.
GMDB (effectively exited in 2013)	Berkshire	844	893	100% secured by assets in a trust.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	761	787	100% secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	254	261	100% secured by assets in a trust.
Other	Various	82	87	100% secured by assets in a trust or other deposits.
Total recoverables related to acquisition, disposition or runoff activities		5,195	5,340
Total reinsurance recoverables		$5,665	$5,804

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.

B. Effects of Reinsurance

The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts.  It also presents reinsurance recoveries that have been netted against benefit expenses in the Company’s Consolidated Statements of Income.

	Three Months Ended
(In millions)	March 31, 2019	March 31, 2018
Ceded Premiums
Individual life insurance and annuity business sold	$34	$37
Other	96	98
Total ceded premiums	130	135
Reinsurance recoveries
Individual life insurance and annuity business sold	55	57
Other	4	47
Total reinsurance recoveries	$59	$104

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

C. Effective Exit of GMDB and GMIB Business

The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013.  Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time.  The reinsurance agreement is subject to an overall limit with approximately $3.3 billion remaining at March 31, 2019.

GMDB is accounted for as reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below.  GMIB assets are reported in other current assets and other assets, and GMIB liabilities are reported in accrued expenses and other liabilities and other non-current liabilities.

GMDB

The GMDB exposure arises under annuities written by ceding companies that guarantee the benefit received at death.  The Company’s exposure arises when the guaranteed minimum death benefit exceeds the fair value of the related mutual fund investments at the time of a contractholder’s death.

The following table presents the account value, net amount at risk and the number of contractholders for guarantees assumed by the Company in the event of death.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  Unless the Berkshire reinsurance limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2019	December 31, 2018
Account value	$8,996	$8,402
Net amount at risk	$1,943	$2,466
Number of contractholders (estimated)	215,000	220,000

GMIB

The Company reinsured contracts with issuers of GMIB products.  The Company’s exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values.  Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that can only occur within 30 days of a policy anniversary after the appropriate waiting period.  The Company has purchased retrocessional coverage (“GMIB assets”), including retrocessional coverage from Berkshire, for these contracts.

Assumptions used in fair value measurement.  GMIB assets and liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse, and annuity election rates).  The Company classifies GMIB assets and liabilities in Level 3 of the fair value hierarchy described in Note 10 because assumptions related to future annuitant behavior are largely unobservable.

The only assumption expected to impact future shareholders’ net income is non-performance risk.  The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral.  The impact of non-performance risk was immaterial for the three months ended March 31, 2019 and 2018.

GMIB liabilities totaling $700 million as of March 31, 2019 and $706 million as of December 31, 2018 were reported in accrued expenses and other liabilities and other non-current liabilities.  There were three reinsurers covering 100% of the GMIB exposures as of March 31, 2019 and December 31, 2018 as follows:

(In millions) Line of Business	Reinsurer	March 31, 2019	December 31, 2018	Collateral and Other Terms at March 31, 2019
GMIB	Berkshire	$339	$341	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	206	208
	Liberty Re (Bermuda) Ltd.	183	184	94% were secured by assets in a trust.

Total GMIB recoverables reported in other current assets and other assets		$728	$733

Amounts included in shareholders net income for GMIB assets and liabilities were not material for the three months ended March 31, 2019 or 2018.

Note 9 — Investments

Cigna’s investment portfolio consists of a broad range of investments including debt and equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments.  The sections below provide more detail regarding our investment balances, net investment income and realized investment gains and losses.  See Note 10 for information about the valuation of the Company’s investment portfolio.

	March 31, 2019			December 31, 2018
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$1,363	$21,806	$23,169	$1,320	$21,608	$22,928
Equity securities	-	210	210	377	171	548
Commercial mortgage loans	32	1,832	1,864	32	1,826	1,858
Policy loans	-	1,403	1,403	-	1,423	1,423
Other long-term investments	-	2,006	2,006	-	1,901	1,901
Short-term investments	267	-	267	316	-	316
Total	$1,662	$27,257	$28,919	$2,045	$26,929	$28,974

A. Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at March 31, 2019:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,366	$1,370
Due after one year through five years	6,516	6,684
Due after five years through ten years	9,529	9,682
Due after ten years	4,231	4,925
Mortgage and other asset-backed securities	494	508
Total	$22,136	$23,169

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
March 31, 2019
Federal government and agency	$513	$221	$(1)	$733
State and local government	851	77	-	928
Foreign government	2,126	183	(4)	2,305
Corporate	18,152	676	(133)	18,695
Mortgage and other asset-backed	494	21	(7)	508
Total	$22,136	$1,178	$(145)	$23,169
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,269	$555	$(13)	$2,811
December 31, 2018
Federal government and agency	$507	$204	$(1)	$710
State and local government	920	66	(1)	985
Foreign government	2,214	155	(7)	2,362
Corporate	18,403	411	(453)	18,361
Mortgage and other asset-backed	506	16	(12)	510
Total	$22,550	$852	$(474)	$22,928
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,264	$479	$(40)	$2,703

(1) Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

Review of declines in fair value.  Management reviews debt securities with a decline in fair value from cost for impairment based on criteria that include:

•         length of time and severity of decline;

•         financial health and specific near term prospects of the issuer;

•         changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and

•         the Company’s intent to sell or the likelihood of a required sale prior to recovery.

Management believes the unrealized depreciation below to be temporary based on this review, and therefore has not impaired these amounts.  The table below summarizes debt securities with a decline in fair value from amortized cost by the length of time these securities have been in an unrealized loss position.

	March 31, 2019				December 31, 2018
	Fair	Amortized	Unrealized	Number	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues	Value	Cost	Depreciation	of Issues
One year or less
Investment grade	$715	$734	$(19)	190	$7,127	$7,367	$(240)	1,324
Below investment grade	$324	$328	$(4)	393	$1,185	$1,240	$(55)	1,190
More than one year
Investment grade	$4,431	$4,532	$(101)	919	$3,023	$3,181	$(158)	784
Below investment grade	$455	$476	$(21)	355	$249	$270	$(21)	245

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of March 31, 2019 and December 31, 2018:

(Dollars in millions)	March 31, 2019			December 31, 2018
		Average Debt			Average Debt
	Carrying	Service Coverage	Average Loan-	Carrying	Service Coverage	Average Loan-
Loan-to-Value Ratio	Value	Ratio	to-Value Ratio	Value	Ratio	to-Value Ratio
Below 60%	$1,167	2.12		$1,132	2.14
60% to 79%	621	1.92		650	1.93
80% to 100%	76	1.49		76	1.49
Total	$1,864	2.03	58%	$1,858	2.04	58%

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2018 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimated the current year and future stabilized property income and fair value for each loan.

The Company re-evaluates a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

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

There were no impaired commercial mortgage loans as of March 31, 2019 or December 31, 2018.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:

	March 31,	December 31,
(In millions)	2019	2018
Corporate securities	$1,531	$581
Federal government securities	$127	$82
Foreign government securities	$162	$238
Money market funds	$855	$1,174

B.      Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business, as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

	Three Months Ended
	March 31,
(In millions)	2019	2018
Net realized investment gains (losses), excluding investment asset write-downs	$11	$(16)
Write-downs on debt securities	(1)	(13)
Write-downs on other invested assets	-	(4)
Net realized investment (losses) gains, before income taxes	$10	$(33)

Net realized investment gains, excluding investment asset write-downs, for the three months ended March 31, 2019 represent primarily mark to market gains on equity securities.  Net realized investment losses, excluding investment asset write-downs, for the three months ended March 31, 2018 represent primarily losses on sales of debt securities.  Realized gains or losses on equity securities still held at March 31, 2019 and 2018 were not material.

The following table presents sales information for available-for-sale debt securities.  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended
	March 31,
(In millions)	2019	2018
Proceeds from sales	$1,086	$499
Gross gains on sales	$14	$5
Gross losses on sales	$(10)	$(22)

C.     Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contract holder liabilities.  The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives as discussed in Note 8.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Derivative instruments used by the Company typically include foreign currency swap contracts and foreign currency forward contracts.  Foreign currency swap contracts periodically exchange cash flows between two currencies for principal and interest.  Foreign currency forward contracts require the Company to purchase a foreign currency in exchange for the functional currency of its operating unit at a future date, generally within three months from the contracts’ trade dates.

The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality, and through routine monitoring of credit risk exposures.  Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds.  These collateral posting requirements vary by counterparty and amounts posted were not significant as of March 31, 2019 or December 31, 2018.

The Company’s derivative financial instruments are presented as follows:

•                  Fair value hedges of the foreign exchange-related changes in fair values of certain foreign-denominated bonds:  Swap fair values are reported in long-term investments or other non-current liabilities.  Changes in fair values attributable to foreign exchange risk of the swap contracts and the hedged bonds are reported in other realized investment gains and losses.  The portion of the swap contracts’ changes in fair value excluded from the assessment of hedge effectiveness is recorded in accumulated other comprehensive income and recognized in net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds.

•                  Net investment hedges of certain foreign subsidiaries that conduct their business principally in Euros:  The fair values of the swap contracts are reported in other assets or other non-current liabilities.  The changes in fair values of these instruments are reported in other comprehensive income, specifically in translation of foreign currencies.  The portion of the change in swap fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries.  The remaining changes in swap fair value are excluded from our effectiveness assessment and recognized in interest expense as swap coupon payments are accrued.  The notional value of hedging instruments matches the hedged amount of subsidiary net assets.

•                  Economic hedges for derivatives not designated as accounting hedges:  Fair values of derivative instruments are reported in current investments or accrued expenses and other liabilities.  The changes in fair values are reported in net realized investment gains and losses.

Gross fair values of our derivative financial instruments are presented in Note 10.  As of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, the effects of derivative instruments on the Consolidated Financial Statements were not material, including gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income, as well as amounts excluded from the assessment of hedge effectiveness.  The following table summarizes the types and notional quantity of derivative instruments held by the Company.

		Notional Value as of
(In millions)		March 31,	December 31,
Type of Instrument	Purpose	2019	2018
Foreign currency swap contracts	Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	$593	$525
Foreign currency swap contracts	Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	$439	$439
Foreign currency forward contracts	Economic hedge: To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.	$309	$309

Note 10 — Fair Value Measurements

The Company carries certain financial instruments at fair value in the financial statements including debt securities, certain equity securities, short-term investments and derivatives.  Other financial instruments are measured at fair value only under certain conditions, such as when impaired.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor.

The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP.

The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3).  An asset’s or a liability’s classification is based on the lowest level of input that is significant to its measurement.  For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument’s fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).

The Company estimates fair values using prices from third parties or internal pricing methods.  Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value.  The internal pricing methods are performed by the Company’s investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality as well as other qualitative factors.  In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

The Company is responsible for determining fair value and for assigning the appropriate level within the fair value hierarchy based on the significance of unobservable inputs.  The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates.  The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value.  The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations.  The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates.  The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.  We conduct an annual on-site visit of the most significant pricing service to review their processes, methodologies and controls.  This on-site review includes a walk-through of inputs for a sample of securities held across various asset types to validate the documented pricing process.

A.     Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of March 31, 2019 and December 31, 2018 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Financial assets at fair value
Debt securities
Federal government and agency	$212	$209	$521	$501	$-	$-	$733	$710
State and local government	-	-	928	985	-	-	928	985
Foreign government	-	-	2,277	2,356	28	6	2,305	2,362
Corporate	-	-	18,458	18,127	237	234	18,695	18,361
Mortgage and other asset-backed	-	-	369	372	139	138	508	510
Total debt securities	212	209	22,553	22,341	404	378	23,169	22,928
Equity securities (1)	8	384	49	43	32	32	89	459
Short-term investments	-	-	267	316	-	-	267	316
Derivative assets	-	-	58	53	-	-	58	53
Real estate funds priced at NAV as a practical expedient (2)							230	239
Financial liabilities at fair value
Derivative liabilities	$-	$-	$14	$10	$-	$-	$14	$10

(1) Excludes certain equity securities that have no readily determinable fair value.

(2) As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV”)) including changes in the fair value of its underlying investments.  The funds have a quarterly redemption frequency, 45-90 day redemption notice period and $58 million in unfunded commitments as of March 31, 2019.

Level 1 Financial Assets

Inputs for instruments classified in Level 1 include unadjusted quoted prices for identical assets in active markets accessible at the measurement date.  Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.

Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities.  A relatively small portion of the Company’s investment assets are classified in this category given the narrow definition of Level 1 and the Company’s investment asset strategy to maximize investment returns.

Level 2 Financial Assets and Financial Liabilities

Inputs for instruments classified in Level 2 include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active or other inputs that are market observable or can be corroborated by market data for the term of the instrument.  Such other inputs include market interest rates and volatilities, spreads and yield curves.  An instrument is classified in Level 2 if the Company determines that unobservable inputs are insignificant.

Debt and equity securities.  Approximately 97% of the Company’s investments in debt and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks.  Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many debt securities do not trade daily.  Pricing models are used to determine these prices when recent trades are not available.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.  Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

Nearly all of these instruments are valued using recent trades or pricing models.  Less than 1% of the fair value of investments classified in Level 2 represents foreign bonds that are valued using a single, unadjusted market-observable input derived by averaging multiple broker-dealer quotes, consistent with local market practice.

Short-term investments are carried at fair value that approximates cost.  The Company compares market prices for these securities to recorded amounts on a regular basis to validate that current carrying amounts approximate exit prices.  The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of March 31, 2019 or December 31, 2018.  The nature and use of these derivative financial instruments are described in Note 9.

Level 3 Financial Assets and Financial Liabilities

Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.  Unobservable inputs reflect the Company’s best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

The Company classifies certain newly-issued, privately-placed, complex or illiquid securities in Level 3.  Approximately 2% of debt and equity securities are priced using significant unobservable inputs and classified in this category.

Fair values of mortgage and other asset-backed securities as well as corporate and government debt securities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics.  Inputs and assumptions for pricing may also include collateral attributes and prepayment speeds for mortgage and other asset-backed securities.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation as well as the issuer’s financial statements.

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of March 31, 2019 and December 31, 2018.  The range and weighted average basis point amounts (“bps”) for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

Corporate and government debt securities.  The significant unobservable input used to value the following corporate and government debt securities is an adjustment for liquidity.  An adjustment is needed to reflect current market conditions and issuer circumstances when there is limited trading activity for the security.

Mortgage and other asset-backed securities.  The significant unobservable inputs used to value the following mortgage and other asset-backed securities are liquidity and weighting of credit spreads.  An adjustment for liquidity is made as of the measurement date that considers current market conditions, issuer circumstances and complexity of the security structure when there is limited trading activity for the security.  An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral and no standard market valuation technique.  The weighting of credit spreads is primarily based on the underlying collateral’s characteristics and their proportional cash flows supporting the bond obligations.

				Unobservable Adjustment
	Fair Value as of		Unobservable Input	Range (Weighted Average) as of
(Fair value in millions)	March 31, 2019	December 31, 2018	March 31, 2019	March 31, 2019	December 31, 2018
Debt securities
Corporate and government debt securities	$253	$229	Liquidity	80 - 930 (230) bps	50 - 930 (230) bps
Mortgage and other asset-backed securities	139	138	Liquidity	60 - 360 (70) bps	60 - 340 (70) bps
			Weighting of credit spreads	210 - 380 (280) bps	190 - 340 (260) bps
Securities not priced by the Company (1)	12	11
Total Level 3 debt securities	$404	$378

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2019 and 2018.  Gains and losses reported in this table may include net changes in fair value that are attributable to both observable and unobservable inputs.

Debt and Equity Securities (In millions)	For the Three Months Ended March 31,
	2019	2018
Balance at January 1,	$410	$732
Total (losses) included in shareholders’ net income	(1)	(20)
Gains (losses) included in other comprehensive income	7	(5)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	2	(4)
Purchases, sales, settlements
Purchases	-	10
Sales	-	(11)
Settlements	(1)	(2)
Total purchases, sales and settlements	(1)	(3)
Transfers into/(out of) Level 3
Transfers into Level 3	20	20
Transfers out of Level 3 (2)	(1)	(124)
Total transfers into/(out of) Level 3	19	(104)
Balance at March 31,	$436	$596
Total (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$(7)

(1) Amounts do not accrue to shareholders.

(2) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  Private equity securities of $70 million as of December 31, 2017 are included in the 2018 Transfers out of Level 3 amount.

Total gains and losses included in shareholders’ net income in the table above are reflected in the Consolidated Statements of Income as realized investment gains (losses) and net investment income.

Gains and losses included in other comprehensive income in the tables above are reflected in net unrealized appreciation (depreciation) on securities in the Consolidated Statements of Comprehensive Income.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between Level 2 and Level 3 during 2019 and 2018 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors.  As noted above, transfers out of Level 3 during 2018 also include $70 million of private equity securities that are no longer carried at fair value.

Separate Accounts

The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company’s Consolidated Statements of Income and Cash Flows.  See Note 10 to the Consolidated Financial Statements contained in the  2018 Form 10-K for additional policy information related to separate accounts.

Fair values of separate account assets at March 31, 2019 and December 31, 2018 were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Guaranteed separate accounts (See Note 16)	$204	$187	$264	$267	$-	$-	$468	$454
Non-guaranteed separate accounts (1)	1,328	1,204	5,346	5,216	244	233	6,918	6,653
Subtotal	$1,532	$1,391	$5,610	$5,483	$244	$233	7,386	7,107
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							693	732
Total separate account assets							$8,079	$7,839

(1) Non-guaranteed separate accounts included $3.9 billion as of March 31, 2019 and $3.8 billion as of December 31, 2018 in assets supporting the Company’s pension plans, including $0.2 billion classified in Level 3 as of March 31, 2019 and December 31, 2018.

Separate account assets in Level 1 primarily include exchange-listed equity securities.  Level 2 assets primarily include:

•	corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•	actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include commercial mortgage loans as well as certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above.  Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2019 and 2018.

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient) including changes in the fair values of its underlying investments.  Substantially all of these assets support the Cigna Pension Plans.  The following table provides additional information on these investments.

			Unfunded
	Fair Value as of		Commitments as of
			March 31,	Redemption Frequency	Redemption Notice
(In millions)	March 31, 2019	December 31, 2018	2019	(if currently eligible)	Period
Securities partnerships	$464	$477	$351	Not applicable	Not applicable
Real estate funds	216	237	-	Quarterly	30-90 days
Hedge funds	13	18	-	Up to annually, varying by fund	30-90 days
Total	$693	$732	$351

B.      Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as investments when they become impaired, including investment real estate and commercial mortgage loans, and certain equity securities with no readily determinable fair value.  There were no such impaired investments written down to their fair values for the three months ended March 31, 2019.  Recorded values for these asset types representing less than 1% of total investments, were written down to their fair values, resulting in immaterial realized investment losses for the three months ended March 31, 2018.

C.     Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2019 and December 31, 2018.  In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	March 31, 2019		December 31, 2018
(In millions)	Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,875	$1,864	$1,832	$1,858
Long-term debt, including current maturities, excluding finance leases	Level 2	$41,027	$39,840	$40,819	$40,829

Fair values of off-balance sheet financial instruments were not material as of March 31, 2019 and December 31, 2018.

Note 11 — Variable Interest Entities

When the Company becomes involved with a variable interest entity and when there is a change in the Company’s involvement with an entity, the Company must determine if it is the primary beneficiary and must consolidate the entity.  The Company is considered the primary beneficiary if it has the power to direct the entity’s most significant economic activities or has the right to receive benefits or obligation to absorb losses that could be significant to the entity.  The Company evaluates the following criteria:

•	the structure and purpose of the entity;

•	the risks and rewards created by and shared through the entity; and

•

the Company’s ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

The Company determined it was not a primary beneficiary in any material variable interest entities as of March 31, 2019 or December 31, 2018.  The Company’s involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships.  The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities.  These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $3.3 billion across approximately 140 limited partnerships as of March 31, 2019 includes $1.5 billion reported in long-term investments and commitments to contribute an additional $1.8 billion.  The Company’s noncontrolling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities.  In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of March 31, 2019 that is reported in debt securities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures, independent physician associations and a joint venture in India that are variable interest entities.  The carrying values and maximum exposures associated with these arrangements are immaterial.

The Company has not provided, and does not intend to provide, financial support to any of the above entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

Note 12 — Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI includes the Company’s share from entities accounted for using the equity method.  AOCI excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business.  Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCI reclassifications are recognized.  Changes in the components of AOCI were as follows:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Securities and Derivatives
Beginning balance	$18	$328
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	65
Reclassification adjustment to retained earnings related to new financial instruments guidance(1)	-	(4)
Reclassification adjustment from retained earnings related to new hedging guidance	-	(6)
Adjusted beginning balance	18	383
Appreciation (depreciation) on securities and derivatives	565	(385)
Tax (expense) benefit	(122)	77
Net appreciation (depreciation) on securities and derivatives	443	(308)
Reclassification adjustment for (gains) losses included in shareholders’ net income (net realized investment gains)	(1)	30
Tax (expense)	-	(6)
Net (gains) losses reclassified from AOCI to net income	(1)	24
Other comprehensive income (loss), net of tax	442	(284)
Ending balance	$460	$99

Translation of foreign currencies
Beginning balance	$(221)	$(65)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	(4)
Adjusted beginning balance	(221)	(69)
Translation of foreign currencies	(23)	46
Tax (expense)	(1)	(1)
Net translation of foreign currencies	(24)	45
Ending balance	$(245)	$(24)

Postretirement benefits liability
Beginning balance	$(1,508)	$(1,345)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)		(290)
Adjusted beginning balance	(1,508)	(1,635)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (selling, general and administrative expenses)	15	17
Reclassification adjustment for settlement (selling, general and administrative expenses)	10	-
Tax (expense)	(14)	(4)
Other comprehensive income, net of tax	11	13
Ending balance	$(1,497)	$(1,622)

(1) See Note 2 in Cigna’s 2018 Form 10-K for further information about the Company’s adoption of new accounting standards in 2018.

Note 13 — Pension and Other Postretirement Benefit Plans

A.     About our Plans

Pension plans.  Future benefit accruals for the Company’s domestic defined benefit pension plans are frozen.  The Company also has foreign pension and other postretirement benefit plans that are immaterial to our results of operations, liquidity and financial position.

Other postretirement benefit plans.  The Company’s postretirement medical plan was frozen in 2013.  The Company also offers certain postretirement life insurance benefits through various plans.

B.      Cost of Our Plans

Net pension and other postretirement benefits cost was as follows for the three months ended March 31:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2019	2018	2019	2018
Service cost	$1	$1	$-	$-
Interest cost	49	42	2	2
Expected long-term return on plan assets	(56)	(64)	-	-
Amortization of:
Net loss from past experience	16	17	-	-
Prior service cost	-	-	(1)	-
Litigation settlement - plan amendment	142	-	-	-
Settlement loss	10	-	-	-
Net cost	$162	$(4)	$1	$2

As further discussed in Note 16, Old Cigna and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1997.  In the first quarter of 2019, the Plan was amended to reflect the additional benefits required by the Court Order.  In addition, class participants were notified of their increased benefits and payment of benefits commenced.  This activity resulted in a one-time expense of $142 million representing the present value of the additional pension benefits under the Court Order.  An offsetting expense credit was also recorded to reduce the litigation reserve held.

Pension and other postretirement benefits expense is reported in “interest expense and other” in the Consolidated Statements of Income.  The Company did not make any contributions to the domestic qualified pension plans for the three months ended March 31, 2019.  Contributions to these plans are expected to be immaterial for the remainder of 2019.

Note 14 — Leases

As discussed in Note 2, the Company adopted ASU 2016-02, Leases, as of January 1, 2019.  As permitted by the standard, the Company did not restate its Consolidated Financial Statements for periods prior to the adoption date and the required disclosures presented below are prospective only.  The Company’s operating leases are primarily for office space and certain computer and other equipment, and have terms ranging from one month to 18 years.

Accounting policy.  The Company determines if an arrangement is a lease and its lease classification (operating or finance) at inception.  Beginning in the first quarter of 2019, both operating and finance leases result in (1) a right-of-use (“ROU”) asset that represents our right to use the underlying asset for the lease term, and (2) a lease liability that represents our obligation to make lease payments arising from the lease.  ROU assets and lease liabilities are reflected in the following lines in the Company’s Consolidated Balance Sheet:

	ROU Asset	Current Lease Liability	Non-Current Lease Liability
Operating lease	Other Assets	Accrued expenses and other liabilities (current)	Other liabilities (non-current)
Finance lease	Property and equipment	Short-term debt	Long-term debt

These lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term.  Most of the Company’s leases do not provide an implicit rate, so the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The ROU asset also includes any lease pre-payments made and excludes lease incentives for operating leases.  The Company’s lease terms may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component.  Variable lease payments are expensed as incurred and represent amounts that are not fixed in nature, such as maintenance and other services provided by the lessor, and are not tied to an index or rate.

The components of lease expense were as follows:

(In millions)	Three Months Ended March 31, 2019
Operating lease cost	$47
Finance lease cost:
Amortization of ROU assets	8
Interest on lease liabilities	1
Total finance lease cost	9
Variable lease cost	12
Total lease cost	$68

Supplemental cash flow information related to leases was as follows:

(In millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$42
Operating cash outflows from finance leases	$1
Financing cash outflows from finance leases	$6

ROU assets obtained in exchange for lease obligations:
Operating leases	$26
Finance leases	$45

Operating and finance lease ROU assets and lease liabilities were as follows at the balance sheet date:

(In millions)	March 31, 2019
Operating leases:
Operating lease ROU assets	$602

Accrued expenses and other current liabilities	160
Other non-current liabilities	524
Total operating lease liabilities	$684

Finance leases:
Property and equipment, gross	$99
Accumulated depreciation	(8)
Property and equipment, net	$91

Short-term debt	$21
Long-term debt	68
Total finance lease liabilities	$89

The weighted average remaining lease term was 5 years for operating leases and 6 years for finance leases.  The weighted average discount rate for operating leases was 3.88% and 3.86% for finance leases.

Maturities of lease liabilities were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$129	$18
2020	169	23
2021	140	14
2022	121	14
2023	81	9
Thereafter	124	22
Total lease payments	764	100
Less: imputed interest	80	11
Total	$684	$89

Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

Note 15 — Income Taxes

A.  Income Tax Expense

The effective tax rate for the three months ended March 31, 2019 of 23.3% was lower than the 24.7% rate for the same period in 2018.  The decline was due to suspension of the non-deductible health insurance industry tax.

The Company continues to retain a significant portion of its foreign earnings overseas, where they are generally subject to a higher tax rate than that imposed in the United States.  Additional deferred tax liabilities of $137 million for foreign withholding taxes would have been recorded if these earnings were intended to be remitted domestically.  A portion of these withholding taxes may be eligible for credit against the Company’s U.S. tax liability.

B.  Uncertain Tax Positions and Other Tax Matters

Changes in uncertain tax positions for the three months ended March 31, 2019 and 2018 were immaterial.  There were no significant updates to tax return audits in the first quarter of 2019.

Note 16 — Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A.  Financial Guarantees:  Retiree and Life Insurance Benefits

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or “Prudential”) has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2019, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $455 million.  Approximately 11% of these are reinsured by Prudential.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  The Company establishes an additional liability if management believes that the Company will be required to make payment under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2019.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 10).

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B.  Certain Other Guarantees

The Company had indemnification obligations as of March 31, 2019 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of March 31, 2019.

C.  Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

There were no material impacts related to existing or new guaranty fund assessments for the three months ended March 31, 2019.

D.  Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator’s filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health service business.  Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business.  Disputed tax matters arising from audits by the Internal Revenue Service or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions.  Further information on income tax matters can be found in Note 15.

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below.  When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income.  The estimated loss is the Company’s best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range).  For material pending litigation and legal or regulatory matters discussed below, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  The Company’s accruals for the matters discussed below under “Litigation Matters”, as well as litigation related to certain of the Company’s claim operating practices and disputes around reimbursement rates to providers, are immaterial.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.  The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in these ongoing litigation matters or any future claims or litigation.

Litigation Matters

Amara cash balance pension plan litigation.  In December 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation (now Old Cigna)  and the Cigna Pension Plan on behalf of herself and other similarly situated Plan participants affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), including that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court (1) affirmed the Company’s right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula.  From 2008 through 2015, this case has undergone a series of court proceedings that resulted in the original District Court Order being largely upheld.  In 2015, the Company submitted to the District Court its proposed method for calculating the additional pension benefits due to class members and plaintiffs responded in August 2015.

Since then, there has been continued litigation regarding the calculation of benefits, attorneys’ fees, and the administration of the remedy payments.  On November 29, 2018, the Court ordered the Pension Plan to pay attorneys’ and incentive fees of $32 million, and to pay any past due lump sums and back benefits within 90 days of the Order.  The attorneys’ fees were paid as ordered in December 2018.  In the first quarter of 2019, the Company amended the Plan, notified class participants of their increased benefits and commenced remedy benefit payments out of the Plan, including the past due lump sums and back benefits.  See Note 13 for additional information.

In April 2019, plaintiffs challenged certain aspects of the methodology used to calculate and pay benefits.  The Company and the Plan are vigorously opposing plaintiffs’ motion.

Cigna Litigation with Anthem.  In February 2017, the Company delivered a notice to Anthem terminating the 2015 merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement.  Also in February 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the “Chancery Court”) seeking declaratory judgments that the Company’s termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date.  The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company’s shareholders caused by Anthem’s willful breaches of the merger agreement. Anthem has countersued, alleging its own claims for damages.

On February 15, 2017, the Chancery Court granted Anthem’s motion for a temporary restraining order and temporarily enjoined the Company from terminating the merger agreement.  In May 2017, the Chancery Court denied Anthem’s motion for a preliminary injunction to enjoin Cigna from terminating the merger agreement but stayed its ruling pending Anthem’s determination as to whether to seek an appeal.  Anthem subsequently notified Cigna and the Chancery Court that it did not intend to appeal the Chancery Court’s decision.  As a result, the merger agreement was terminated.

The litigation between the parties remains pending.  A trial was held during the first quarter of 2019. Oral arguments on post-trial briefs have been set for September 2019 and we expect the judge to issue a decision before the end of the year.  We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.

Express Scripts Litigation with Anthem.  In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues.  Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem.  Anthem claims it is entitled to $13.0 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million in damages for service issues (“Anthem’s Allegations”).  On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem.  The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims.  The current scheduling order runs through the completion of summary judgment briefing in February 2020.  There is no tentative trial date.  We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.

Regulatory Matters

Civil Investigative Demand.  The U.S. Department of Justice (“DOJ”) is conducting an industry review of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams.  The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York).  We will continue to cooperate with the DOJ’s investigation.

Disability claims regulatory matter.  The Company is subject to an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “Lead States”), originally entered into in 2013, that relates to the Company’s long-term disability claims handling practices.  The agreement provides for enhanced procedures related to documentation and disposition.  Cigna has cooperated fully with the Lead States and we believe we have addressed the requirements of the agreement.  The Lead States recently initiated a re-examination of our practices.  Accordingly, the Company may be subject to additional costs, penalties and requests to change its business practices that could negatively impact future earnings for this business.

Note 17 — Condensed Consolidating Financial Information

Effective with the Merger that closed on December 20, 2018 (see Note 4 for further information) the senior notes issued by Cigna, Old Cigna, ESI, Medco, and Express Scripts became jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by Cigna, Old Cigna, ESI, Medco and Express Scripts, as applicable.  Details of these debt obligations are presented in Note 6.  The following condensed consolidating financial information has been prepared in accordance with the requirements as prescribed by the SEC in Regulation S-X.  The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the periods for various reasons, including, but not limited to, intercompany transactions and integration of systems.

The condensed consolidating financial information is presented separately for:

(i)	Cigna (the Parent Company), guarantor, the issuer of additional guaranteed obligations;
(ii)	Old Cigna (former Parent Company), guarantor, the issuer of additional guaranteed obligations;
(iii)	Express Scripts, guarantor, the issuer of additional guaranteed obligations;
(iv)	ESI, guarantor, the issuer of additional guaranteed obligations;
(v)	Medco, guarantor, the issuer of additional guaranteed obligations;
(vi)	Non-guarantor subsidiaries, on a combined basis;
(vii)

Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Cigna, Old Cigna, Express Scripts, ESI, Medco and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(viii)	Cigna and subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Income

	For the three months ended March 31, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$17,622	$3,763	$14,142	$(10,348)	$25,179
Premiums	-	-	-	-	-	9,971	-	9,971
Fees and other revenues	-	-	-	190	84	3,101	(925)	2,450
Net investment income (loss)	(9)	-	15	3	2	335	-	346
Total revenues	(9)	-	15	17,815	3,849	27,549	(11,273)	37,946
Benefits and expenses
Pharmacy and other service costs	-	-	-	16,363	3,689	14,346	(10,348)	24,050
Medical costs and other benefit expenses	-	-	-	-	-	7,620	-	7,620
Selling, general and administrative expenses	(99)	73	13	835	87	3,319	(925)	3,303
Amortization of acquired intangible assets	-	-	-	577	83	83	-	743
Total benefits and expenses	(99)	73	13	17,775	3,859	25,368	(11,273)	35,716
Income (loss) from operations	90	(73)	2	40	(10)	2,181	-	2,230
Interest and other income (expense)	(237)	(87)	(124)	(4)	(9)	9	-	(452)
Intercompany interest income (expense)	(31)	(3)	124	(62)	(39)	11	-	-
Net realized investment gains	-	-	-	-	-	10	-	10
Income (loss) before income taxes	(178)	(163)	2	(26)	(58)	2,211	-	1,788
Total income tax (benefit) expense	(37)	(31)	1	(17)	(17)	517	-	416
Income (loss) before equity in earnings of subsidiaries	(141)	(132)	1	(9)	(41)	1,694	-	1,372
Equity in earnings of subsidiaries	1,509	1,152	488	432	84	-	(3,665)	-
Net income	1,368	1,020	489	423	43	1,694	(3,665)	1,372
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	4	-	4
Shareholders’ net income	$1,368	$1,020	$489	$423	$43	$1,690	$(3,665)	$1,368
Other comprehensive income, net of tax	429	429	1	1	-	412	(843)	429
Shareholders’ comprehensive income	$1,797	$1,449	$490	$424	$43	$2,102	$(4,508)	$1,797

Condensed Consolidating Statements of Income

	For the three months ended March 31, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Premiums	$-	$-	$-	$-	$-	$8,999	$-	$8,999
Fees and other revenues	-	-	-	-	-	1,368	-	1,368
Pharmacy revenues	-	-	-	-	-	717	-	717
Net investment income	-	-	-	-	-	329	-	329
Total revenues	-	-	-	-	-	11,413	-	11,413
Benefits and expenses
Medical costs and other benefit expenses	-	-	-	-	-	6,772	-	6,772
Pharmacy and other service costs	-	-	-	-	-	561	-	561
Selling, general and administrative expenses	-	64	-	-	-	2,681	-	2,745
Amortization of acquired intangible assets	-	-	-	-	-	27	-	27
Total benefits and expenses	-	64	-	-	-	10,041	-	10,105
Income (loss) from operations	-	(64)	-	-	-	1,372	-	1,308
Interest and other (expense)	-	(85)	-	-	-	28	-	(57)
Intercompany interest income (expense)	-	(16)	-	-	-	16	-	-
Net realized investment (losses)	-	-	-	-	-	(33)	-	(33)
Income (loss) before income taxes	-	(165)	-	-	-	1,383	-	1,218
Total income tax (benefit) expense	-	(39)	-	-	-	340	-	301
Income (loss) before equity in earnings of subsidiaries	-	(126)	-	-	-	1,043	-	917
Equity in earnings of subsidiaries	915	1,041	-	-	-	-	(1,956)	-
Net income	915	915	-	-	-	1,043	(1,956)	917
Less: net income attributable to noncontrolling interests	-	-	-	-	-	2	-	2
Shareholders’ net income	$915	$915	$-	$-	$-	$1,041	$(1,956)	$915
Other comprehensive (loss), net of tax	(226)	(226)	-	-	-	(237)	463	(226)
Shareholders’ comprehensive income	$689	$689	$-	$-	$-	$804	$(1,493)	$689

Condensed Consolidating Balance Sheets

	As of March 31, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Assets
Cash and cash equivalents	$-	$-	$1,596	$44	$-	$3,336	$-	$4,976
Investments	417	6	-	-	-	1,239	-	1,662
Accounts receivable, net	-	2	-	4,670	626	5,643	-	10,941
Inventories	-	-	-	-	-	2,382	-	2,382
Other current assets	-	131	-	282	3	1,042	(283)	1,175
Total current assets	417	139	1,596	4,996	629	13,642	(283)	21,136
Long-term investments	-	10	-	-	-	27,247	-	27,257
Reinsurance recoverables	-	-	-	-	-	5,385	-	5,385
Deferred policy acquisition costs	-	-	-	-	-	2,817	-	2,817
Property and equipment	-	-	-	2,386	-	2,137	-	4,523
Investments in subsidiaries	70,036	28,174	52,560	17,551	8,205	-	(176,526)	-
Intercompany receivables, net	-	3,054	-	8,371	2,222	26,839	(40,486)	-
Goodwill	-	-	31,049	-	-	13,488	-	44,537
Other intangible assets	-	-	8,400	18,489	6,958	4,491	-	38,338
Other assets	27	227	-	152	78	2,001	(209)	2,276
Separate account assets	-	-	-	-	-	8,079	-	8,079
TOTAL ASSETS	$70,480	$31,604	$93,605	$51,945	$18,092	$106,126	$(217,504)	$154,348
Liabilities
Current insurance and contractholder liabilities	$-	$-	$-	$-	$-	$7,060	$-	$7,060
Pharmacy and service costs payable	-	-	-	9,245	1,291	609	-	11,145
Accounts payable	22	-	2	833	4	3,627	-	4,488
Accrued expenses and other liabilities	719	288	92	1,522	276	4,747	(283)	7,361
Short-term debt	1,556	-	998	352	-	9	-	2,915
Total current liabilities	2,297	288	1,092	11,952	1,571	16,052	(283)	32,969
Non-current insurance and contractholder liabilities	-	-	-	-	-	20,043	-	20,043
Deferred tax liabilities, net	-	-	1,999	4,898	1,664	1,051	(209)	9,403
Other non-current liabilities	-	715	-	577	241	2,299	-	3,832
Intercompany payables, net	4,904	4,477	30,552	-	-	553	(40,486)	-
Long-term debt	20,871	5,112	10,938	41	505	104	-	37,571
Separate account liabilities	-	-	-	-	-	8,079	-	8,079
TOTAL LIABILITIES	28,072	10,592	44,581	17,468	3,981	48,181	(40,978)	111,897
Redeemable noncontrolling interests	-	-	-	-	-	38	-	38
TOTAL SHAREHOLDERS’ EQUITY	42,408	21,012	49,024	34,477	14,111	57,902	(176,526)	42,408
Noncontrolling interests	-	-	-	-	-	5	-	5
TOTAL EQUITY	42,408	21,012	49,024	34,477	14,111	57,907	(176,526)	42,413
TOTAL LIABILITIES AND EQUITY	$70,480	$31,604	$93,605	$51,945	$18,092	$106,126	$(217,504)	$154,348

Condensed Consolidating Balance Sheets

	As of December 31, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Assets
Cash and cash equivalents	$243	$-	$633	$43	$-	$2,936	$-	$3,855
Investments	-	-	-	-	-	2,045	-	2,045
Accounts receivable, net	-	-	-	4,206	748	5,519	-	10,473
Inventories	-	-	-	-	-	2,821	-	2,821
Other current assets	14	59	-	310	-	1,063	(210)	1,236
Total current assets	257	59	633	4,559	748	14,384	(210)	20,430
Long-term investments	-	10	-	-	-	26,919	-	26,929
Reinsurance recoverables	-	-	-	-	-	5,507	-	5,507
Deferred policy acquisition costs	-	-	-	-	-	2,821	-	2,821
Property and equipment	-	-	-	2,432	-	2,130	-	4,562
Investments in subsidiaries	68,969	27,544	52,035	17,115	8,117	-	(173,780)	-
Intercompany receivables, net	-	4,505	-	7,425	2,335	24,882	(39,147)	-
Goodwill	-	-	31,049	-	-	13,456	-	44,505
Other intangible assets	-	-	8,400	18,962	7,040	4,601	-	39,003
Other assets	48	198	-	68	74	1,488	(246)	1,630
Separate account assets	-	-	-	-	-	7,839	-	7,839
TOTAL ASSETS	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226
Liabilities
Current insurance and contractholder liabilities	$-	$-	$-	$-	$-	$6,801	$-	$6,801
Pharmacy and service costs payable	-	-	-	8,422	1,579	701	-	10,702
Accounts payable	22	-	-	834	4	3,506	-	4,366
Accrued expenses and other liabilities	396	182	129	1,387	189	4,998	(210)	7,071
Short-term debt	-	1,500	995	353	-	107	-	2,955
Total current liabilities	418	1,682	1,124	10,996	1,772	16,113	(210)	31,895
Non-current insurance and contractholder liabilities	-	-	-	-	-	19,974	-	19,974
Deferred tax liabilities, net	-	-	2,001	5,012	1,685	1,001	(246)	9,453
Other non-current liabilities	-	685	-	497	290	1,998	-	3,470
Intercompany payables, net	4,965	4,361	29,569	-	-	252	(39,147)	-
Long-term debt	22,863	5,110	10,932	24	506	88	-	39,523
Separate account liabilities	-	-	-	-	-	7,839	-	7,839
TOTAL LIABILITIES	28,246	11,838	43,626	16,529	4,253	47,265	(39,603)	112,154
Redeemable noncontrolling interests	-	-	-	-	-	37	-	37
TOTAL SHAREHOLDERS’ EQUITY	41,028	20,478	48,491	34,032	14,061	56,718	(173,780)	41,028
Noncontrolling interest	-	-	-	-	-	7	-	7
TOTAL EQUITY	41,028	20,478	48,491	34,032	14,061	56,725	(173,780)	41,035
TOTAL LIABILITIES AND EQUITY	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226

Condensed Consolidating Cash Flow Statements

	For the Three Months Ended March 31, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Net cash (used in) provided by operating activities	$1,102	$947	$(6)	$1,802	$(110)	$1,295	$(1,838)	$3,192
Cash Flows from Investing Activities
Net change in loans due to (from) affiliates	-	1,600	(1,700)	-	-	141	(41)	-
Proceeds from investments sold:
Debt securities and equity securities	-	-	-	-	-	1,471	-	1,471
Investment maturities and repayments:
Debt securities and equity securities	-	-	-	-	-	319	-	319
Commercial mortgage loans	-	-	-	-	-	89	-	89
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	-	-	-	-	367	-	367
Investments purchased or originated:
Debt securities and equity securities	-	-	-	-	-	(1,088)	-	(1,088)
Commercial mortgage loans	-	-	-	-	-	(95)	-	(95)
Other sales, maturities and repayments (primarily short-term and other long-term investments)	(417)	(6)	-	-	-	35	-	(388)
Property and equipment purchases, net	-	-	-	(55)	-	(139)	-	(194)
Acquisitions, net of cash acquired	-	-	-	-	-	(6)	-	(6)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(417)	1,594	(1,700)	(55)	-	1,094	(41)	475
Cash Flows from Financing Activities
Net change in amounts due to (from) affiliates, net	-	(141)	2,669	(1,744)	110	(935)	41	-
Intercompany dividends paid	-	(900)	-	-	-	(922)	1,822	-
Deposits and interest credited to contractholder deposit funds	-	-	-	-	-	247	-	247
Withdrawals and benefit payments from contractholder deposit funds	-	-	-	-	-	(251)	-	(251)
Net change in short-term debt	558	(1,500)	-	-	-	(106)	-	(1,048)
Repayment of long-term debt	(1,000)	-	-	-	-	-	-	(1,000)
Repurchase of common stock	(462)	-	-	-	-	-	-	(462)
Issuance of common stock	53	-	-	-	-	-	-	53
Other, net	(77)	-	-	(2)	-	(10)	16	(73)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(928)	(2,541)	2,669	(1,746)	110	(1,977)	1,879	(2,534)
Effect of foreign currency rate changes on cash and cash equivalents	-	-	-	-	-	(12)	-	(12)
Net (decrease) increase in cash and cash equivalents	(243)	-	963	1	-	400	-	1,121
Cash and cash equivalents, January 1,	243	-	633	43	-	2,936	-	3,855
Cash and cash equivalents, March 31,	$-	$-	$1,596	$44	$-	$3,336	$-	$4,976

Condensed Consolidating Cash Flow Statements

	For the Three Months Ended March 31, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non- Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Net cash provided by operating activities	$-	$641	$-	$-	$-	$1,833	$(449)	$2,025
Cash Flows from Investing Activities
Net change in loans due to affiliates	-	-	-	-	-	102	(102)	-
Proceeds from investments sold:
Debt securities and equity securities	-	-	-	-	-	499	-	499
Investment maturities and repayments:
Debt securities and equity securities	-	-	-	-	-	297	-	297
Commercial mortgage loans	-	-	-	-	-	28	-	28
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	-	-	-	-	112	-	112
Investments purchased or originated:
Debt securities and equity securities	-	-	-	-	-	(2,259)	-	(2,259)
Commercial mortgage loans	-	-	-	-	-	(68)	-	(68)
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	(2)	-	-	-	(204)	-	(206)
Property and equipment purchases, net	-	-	-	-	-	(103)	-	(103)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(2)	-	-	-	(1,596)	(102)	(1,700)
Cash Flows from Financing Activities
Net change in amounts due (from) affiliates, net	-	(102)	-	-	-	-	102	-
Intercompany dividends paid	-	-	-	-	-	(449)	449	-
Deposits and interest credited to contractholder deposit funds	-	-	-	-	-	292	-	292
Withdrawals and benefit payments from contractholder deposit funds	-	-	-	-	-	(306)	-	(306)
Net change in short-term debt	-	-	-	-	-	(3)	-	(3)
Repayment of long-term debt	-	(131)	-	-	-	-	-	(131)
Repurchase of common stock	-	(310)	-	-	-	-	-	(310)
Issuance of common stock	-	20	-	-	-	-	-	20
Other, net	-	(125)	-	-	-	33	-	(92)
NET CASH (USED IN) FINANCING ACTIVITIES	-	(648)	-	-	-	(433)	551	(530)
Effect of foreign currency rate changes on cash and cash equivalents	-	-	-	-	-	4	-	4
Net (decrease) in cash and cash equivalents	-	(9)	-	-	-	(192)	-	(201)
Cash and cash equivalents, January 1,	-	9	-	-	-	2,963	-	2,972
Cash and cash equivalents, March 31,	$-	$-	$-	$-	$-	$2,771	$-	$2,771

Note 18 — Segment Information

See Note 1 for a description of our segments that changed effective with the fourth quarter of 2018 along with one of our principal financial measures of segment operating performance, which is now pre-tax adjusted income from operations.  Prior year segment information reported in this Form 10-Q has been adjusted to reflect these changes.  In addition, effective with the first quarter of 2019, the Company began allocating compensation cost for stock options to the segments.  Prior year segment information was not restated for this change.  A description of our basis for reporting segment operating results is outlined below.  Intersegment transactions primarily reflect pharmacy sales to insured customers of the Integrated Medical segment.  These transactions are eliminated in consolidation.

The Company uses “pre-tax adjusted income from operations” and “adjusted revenues” as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability.  Pre-tax adjusted income from operations is defined as income before taxes excluding realized investment results, amortization of acquired intangible assets, results of transitioning clients Anthem Inc. and Coventry Health Care, Inc. (the “transitioning clients”) and special items.  Adjusted revenues is defined as revenues excluding: 1) revenue contributions from transitioning clients; 2) the Company’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting; and 3) special items, if any.  Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•     Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales

•     Amortization of acquired intangible assets because these relate to costs incurred for acquisitions

•     Results of transitioning clients because those results are not indicative of ongoing results

•     Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.  Further context about these items is provided in the footnotes listed in the table below.

The following table presents the special items recorded by the Company for the three months ended March 31, 2019 and 2018.

	Three Months Ended
(In millions)	March 31, 2019		March 31, 2018
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (selling, general and administrative expenses)	$108	$136	$50	$60

Summarized segment financial information for the three months ended March 31 was as follows:

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2019
Revenues from external customers (1)	$26,197	$8,910	$1,384	$1,109	$-	$37,600
Inter-segment revenues	737	162	-	7	(906)	-
Net investment income (loss)	15	123	38	180	(10)	346
Total revenues	26,949	9,195	1,422	1,296	(916)	37,946
Revenue contributions from transitioning clients	(4,489)	-	-	-	-	(4,489)
Net realized investment results from equity method subsidiaries (2)	-	-	(28)	-	-	(28)
Adjusted revenues	$22,460	$9,195	$1,394	$1,296	$(916)	$33,429
Income (loss) before taxes	$942	$1,157	$222	$93	$(626)	$1,788
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(660)	-	-	-	-	(660)
(Income) attributable to noncontrolling interests	(1)	-	(4)	-	-	(5)
Net realized investment (gains) (2)	-	(5)	(23)	(10)	-	(38)
Amortization of acquired intangible assets	713	18	11	1	-	743
Special items
Integration and transaction-related costs	-	-	-	-	136	136
Pre-tax adjusted income (loss) from operations	$994	$1,170	$206	$84	$(490)	$1,964

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three Months Ended March 31, 2018
Revenues from external customers (1)	$786	$7,903	$1,302	$1,093	$-	$11,084
Inter-segment revenues	284	136	-	3	(423)	-
Net investment income	1	111	37	175	5	329
Total revenues	1,071	8,150	1,339	1,271	(418)	11,413
Net realized investment results from equity method subsidiaries (2)	-	-	2	-	-	2
Adjusted revenues	$1,071	$8,150	$1,341	$1,271	$(418)	$11,415
Income (loss) before taxes	$83	$972	$213	$103	$(153)	$1,218
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	-	-	(4)	-	-	(4)
Net realized investment losses (2)	-	18	4	12	1	35
Amortization of acquired intangible assets	-	22	4	1	-	27
Special items
Integration and transaction-related costs	-	-	-	-	60	60
Pre-tax adjusted income (loss) from operations	$83	$1,012	$217	$116	$(92)	$1,336

(1) Includes the Company’s share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.

(2) Includes the Company’s share of certain realized investment gains (losses) of its joint ventures reported in the International Markets segment using the equity method of accounting.

Revenue from external customers includes pharmacy revenues, premiums, and fees and other revenues.  The following table presents these revenues by premium, service and product type for the three months ended March 31:

	Three Months Ended
	March 31,
(In millions)	2019	2018
Products (Pharmacy revenues) (ASC 606)
Home delivery and specialty revenues	$11,784	$717
Network revenues	12,273	-
Other	1,122	-
Total pharmacy revenues	25,179	717
Insurance premiums
Integrated Medical premiums (ASC 944)
Commercial Premiums
Risk	3,039	2,611
Stop loss	1,069	980
Other	278	258
Government
Medicare Advantage	1,607	1,498
Medicare Part D	525	228
Other	1,065	1,101
Total Integrated Medical premiums	7,583	6,676
International Markets premiums	1,304	1,260
Domestic disability, life and accident premiums	1,047	998
Other premiums	37	65
Total premiums	9,971	8,999
Services (ASC 606)
Fees	2,390	1,352
Other external revenues	60	16
Total services	2,450	1,368
Total revenues from external customers	$37,600	$11,084

The Health Services segment may provide certain financial and performance guarantees in its pharmacy benefit management contracts including a minimum level of discounts a client may receive, generic utilization rates and various service levels.  Clients may be entitled to receive performance penalties if we fail to meet guarantees.  Actual performance is compared to the guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within accrued expenses and other liabilities (current).  These estimates are adjusted at the end of the guarantee period.  Historically, adjustments to original estimates have not been material.  The balance was $1.0 billion as of March 31, 2019 and $895 million as of December 31, 2018.

The Company recognized revenues as follows from Anthem and the Department of Defense for the three months ended March 31, 2019.  The Company did not recognize revenue from these two customers for the three months ended March 31, 2018.  These revenues were reported in the Health Services segment.

Three Months Ended
March 31, 2019
Anthem	12%
Department of Defense	8%

Item 2.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2019 compared with December 31, 2018 and our results of operations for the three months ended March 31, 2019 compared with the same period last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding the Company’s significant accounting policies and Note 2 to these Consolidated Financial Statements in the Form 10-Q for updates to those accounting policies resulting from adopting new accounting guidance.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related pharmacy and other benefits businesses, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.  In some of our financial tables in this MD&A, we present either percentage changes or “N/M” when those changes are so large as to become not meaningful.  Changes in percentages are expressed in basis points (“bps”).

In this MD&A, our consolidated measures “adjusted income from operations,” earnings per share on that same basis, and “adjusted revenues” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures “shareholders’ net income,” “earnings per share” and “total revenues.”  As discussed in Note 18, we also use pre-tax adjusted income from operations and adjusted revenues to measure the results of our segments.

We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability.  We define adjusted income from operations as shareholders’ net income (or income before taxes for the segment metric) excluding realized investment gains and losses, amortization of acquired intangible assets, results of Anthem, Inc. and Coventry Health Care Inc. (“Coventry”) (collectively, the “transitioning clients”) (see the “Key Transactions and Developments” section of the MD&A for further discussion of transitioning clients) and special items.  Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded.  Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•                  Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.

•                  Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.

•                  Results of transitioning clients because those results are not indicative of ongoing results.

•                  Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.  See Note 18 to the Consolidated Financial Statements for descriptions of special items.

Adjusted revenues is defined as total revenues excluding the following adjustments:  revenue contributions from transitioning clients, special items and Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, personalized and innovative solutions for our customers and clients; future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; the merger (“Merger”) with Express Scripts Holding Company; and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to:  our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical and pharmacy costs and price effectively; our ability to adapt to changes or trends in an evolving and rapidly changing industry; our ability to effectively differentiate our products and services from those of our competitors and maintain or increase market share; our ability to develop and maintain good relationships with physicians, hospitals, other health care providers and pharmaceutical manufacturers; changes in drug pricing; the impact of modifications to our operations and processes; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits (including anticipated synergies) of such transactions in full or within the anticipated time frame, including with respect to the Merger, as well as our ability to integrate operations, resources and systems; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; the impact of our debt service obligations on the availability of funds  for other business purposes; unfavorable industry, economic or political conditions, including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

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

EXECUTIVE OVERVIEW

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health service organization dedicated to a mission of helping those we serve improve their health, well-being and peace of mind.  Our evolved strategy in support of our mission is Go Deeper, Go Local, Go Beyond using a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.  For further information on our business and strategy, see Item 1, “Business” in our 2018 Form 10-K.

As described more fully in Note 4 to our Consolidated Financial Statements, on December 20, 2018, we completed the acquisition of Express Scripts Holding Company (“Express Scripts”) and changed our segments effective in the fourth quarter of 2018.  See Note 1 to our Consolidated Financial Statements for a description of our segments.  As described further in Note 2 to the Consolidated Financial Statements, we adopted Article 5 of Regulation S-X issued by the SEC effective December 31, 2018.  Prior year information presented in this Form 10-Q has been restated to reflect these changes.  In addition, as discussed in Note 18 to our Consolidated Financial Statements, effective in the first quarter of 2019, compensation cost for stock options is now recorded by our segments.  Prior year segment information has not been restated for this change.  Results for the three months ended March 31, 2019 included the results of Express Scripts’ business, whereas results for the three months ended March 31, 2018 reflected Cigna’s stand-alone historical results.  Unless otherwise specified, the commentary provided below describes our results for the three months ended March 31, 2019 compared with the same period in 2018.

Summarized below are certain key measures of our performance by segment for the three months ended March 31, 2019 and 2018:

Financial Highlights by Segment

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2019	2018	% Change
Revenues
Adjusted revenues by segment
Health Services	$22,460	$1,071	N/M
Integrated Medical	9,195	8,150	13%
International Markets	1,394	1,341	4
Group Disability and Other	1,296	1,271	2
Corporate, including eliminations	(916)	(418)	(119)
Adjusted revenues	33,429	11,415	193
Revenue contributions from transitioning clients	4,489	-	N/M
Net realized investment gains (losses) from equity method subsidiaries	28	(2)	N/M
Total revenues	$37,946	$11,413	232%
Shareholders’ net income	$1,368	$915	50%
Adjusted income from operations	$1,498	$1,010	48%
Earnings per share (diluted)
Shareholders’ net income	$3.56	$3.72	(4)%
Adjusted income from operations	$3.90	$4.11	(5)%
Pre-tax adjusted income from operations by segment
Health Services	$994	$83	N/M
Integrated Medical	1,170	1,012	16%
International Markets	206	217	(5)
Group Disability and Other	84	116	(28)
Corporate	(490)	(92)	N/M
Consolidated pre-tax adjusted income (loss) from operations	1,964	1,336	47
Adjustment for transitioning clients	660	-	N/M
Income attributable to noncontrolling interests	5	4	25
Realized investment gains (losses)	38	(35)	209
Amortization of acquired intangible assets	(743)	(27)	N/M
Special items	(136)	(60)	(127)
Income before income taxes	$1,788	$1,218	47%

For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 54.

Consolidated Results of Operations (GAAP basis)

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	% Change
Pharmacy revenues	$25,179	$717	N/M
Premiums	9,971	8,999	11%
Fees and other revenues	2,450	1,368	79
Net investment income	346	329	5
Total revenues	37,946	11,413	232
Pharmacy and other service costs	24,050	561	N/M
Medical costs and other benefit expenses	7,620	6,772	13
Selling, general and administrative expenses	3,303	2,745	20
Amortization of acquired intangible assets	743	27	N/M
Total benefits and expenses	35,716	10,105	253
Income from operations	2,230	1,308	70
Interest expense and other	(452)	(57)	N/M
Net realized investment gains (losses)	10	(33)	130
Income before income taxes	1,788	1,218	47
Income taxes	416	301	38
Net income	1,372	917	50
Less: net income attributable to noncontrolling interest	4	2	100
Shareholders’ net income	$1,368	$915	50%
Consolidated effective tax rate	23.3%	24.7%	140	bps
Medical customers (in thousands)
Integrated Medical	15,421	15,214	1%
International Markets	1,572	1,555	1
Total	16,993	16,769	1%

Reconciliation of Shareholders’ Net Income to Adjusted Income from Operations

			Diluted Earnings Per Share
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions, except per share amounts)	2019	2018	2019	2018
Shareholders’ net income	$1,368	$915	$3.56	$3.72
After-tax adjustments required to reconcile to adjusted income from operations
- Adjustment for transitioning clients	(504)	-	(1.31)	-
- Net realized investment (gains) losses	(38)	25	(0.10)	0.10
- Amortization of acquired intangible assets	564	20	1.47	0.08
Special items
- Integration and transaction-related costs	108	50	0.28	0.21
Adjusted income from operations	$1,498	$1,010	$3.90	$4.11

Commentary:  Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Earnings and Revenue

Shareholders’ net income increased, primarily driven by the earnings contribution from Express Scripts and higher adjusted income from operations in the Integrated Medical segment, partially offset by interest expense on debt issued to finance the Express Scripts acquisition.  The decline on a per-share basis also reflects the dilution caused by shares issued in connection with the Express Scripts acquisition.

Adjusted income from operations increased, reflecting earnings from Express Scripts’ pharmacy benefits and medical management businesses reported in the Health Services segment.  Improved results in Integrated Medical also contributed to the increase.  These favorable results were partially offset by higher interest expense reported in Corporate from the debt issued to finance the acquisition and the debt assumed from Express Scripts.  On a per-share basis, the decrease also reflects the dilution caused by shares issued in connection with the Express Scripts acquisition.

Medical customers increased, primarily attributable to growth in the select market segment.  See the Integrated Medical segment section for additional discussion.

Revenue growth largely reflects the addition of Express Scripts and, to a lesser extent, business growth in the Integrated Medical segment.  Detailed revenue items are discussed further below.

•                  Pharmacy revenues in 2019 reflect the Express Scripts pharmacy benefit management business.  In 2018, Cigna’s home delivery business comprised the entire amount.  See the Health Services section of this MD&A for further discussion of pharmacy revenues.

•                  Premiums were higher, primarily resulting from:  1) customer growth across all segments, predominantly Integrated Medical:  2) a contribution from Express Scripts’ Medicare Part D business, and 3) rate increases in Integrated Medical in line with medical cost trend.

•                  Fees and other revenues.  The increase was primarily driven by contributions from Express Scripts’ medical management business reported in the Health Services segment.  To a lesser extent, higher fees in our Integrated Medical segment contributed to the increase.  The increases in Integrated Medical were due to growth in our specialty businesses and an increased customer base for our administrative services only (“ASO”) business.

•                  Net investment income was higher reflecting growth in average assets.

Other Components of Consolidated Results of Operations

•                  Pharmacy and other service costs.  In 2019, this amount is largely comprised of Express Scripts’ pharmacy benefits and medical management businesses reported in the Health Services segment.  In 2018, Cigna home delivery comprised the entire amount.

•                  Medical costs and other benefit expenses increased, largely attributable to the addition of Express Scripts’ Medicare Part D business along with customer growth and medical cost inflation in Integrated Medical.

•                  Selling, general and administrative expenses increased, primarily due to the addition of Express Scripts.  To a lesser extent, volume-related expenses in Integrated Medical and increased integration and transaction-related costs (reported as a special item) also contributed to the expense growth.  These increases were partially offset by suspension of the health insurance industry tax in 2019.

•                  Amortization of acquired intangible assets in 2019 primarily reflects the impact of the Express Scripts acquisition.  See Note 3 in the Consolidated Financial Statements of our 2018 Form 10-K for additional information on the intangible assets identified in the Express Scripts acquisition.

•                  Interest expense and other increased significantly primarily due to interest incurred on debt issued in the third quarter of 2018 to finance the Express Scripts acquisition along with Express Scripts’ debt assumed upon closing of the acquisition.

•                  Realized investment gains (losses).  We reported realized investment gains for the three months ended March, 31, 2019 compared with losses for the same period last year.  The improvement largely results from favorable market value adjustments on equity securities and higher gains on sales of fixed maturities.

•                  The consolidated effective tax rate declined, due to suspension of the nondeductible health insurance industry tax in 2019.

Key Transactions and Developments

Acquisition of Express Scripts

As discussed in more detail in our 2018 Form 10-K, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion.  The “Liquidity” section of this MD&A provides further discussion of the impact of the acquisition on our liquidity and capital resources.

We continue to incur costs related to this transaction.  These costs are being reported in “integration and transaction-related costs” as a special item and excluded from adjusted income from operations.  The results of the Express Scripts’ business were included in Cigna’s consolidated financial information for the three months ended March 31, 2019, whereas the three months ended March 31, 2018 reflected Cigna’s stand-alone historical results.

On January 30, 2019, Anthem exercised its early termination right and terminated the pharmacy benefit management services agreement with us, effective March 1, 2019.  There is a twelve-month transition period ending March 1, 2020.  The transition of Anthem’s customers is expected to occur at various dates, as informed by Anthem’s technology platform migration schedule.  Over the next twelve months, we will focus on an effective transition of this relationship and related services over Anthem’s accelerated timeline.  We exclude the results of Express Scripts’ contract with Anthem (and also Coventry) from our non-GAAP reporting metrics “adjusted revenues” and “adjusted income from operations.”  We refer to these clients as “transitioning clients.”

Industry Developments and Other Matters Affecting Our Health Services and Integrated Medical Segments

Our 2018 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“ACA”) provisions and other legislative initiatives that impact our health care and pharmacy services businesses, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”).  The health care and pharmacy services businesses continue to operate in a dynamic environment, and the laws and regulations applicable to these businesses, including the ACA, continue to be subject to legislative, regulatory and judicial challenges. The table presented below provides an update on the impact of these items and other matters affecting our Integrated Medical and Health Services segments as of March 31, 2019.

Item	Description

Medicare Advantage

Medicare Star Quality Ratings (“Star Ratings”):  Medicare Advantage (“MA”) plans must have a Star Rating of four Stars or greater to qualify for bonus payments.  Approximately 73% of our Medicare Advantage customers are in a four Star or greater plan for bonus payments to be received in 2019.  We expect this percentage to increase to 77% for bonus payments to be received in 2020.

MA Rates:  Final MA reimbursement rates for 2020 were published by CMS in April 2019.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2020.

Risk Adjustment Validation (“RADV”) Audits:  As discussed in the “Regulation” and “Risk Factors” sections of our 2018 Form 10-K, our MA business is subject to reviews, including RADV audits.  In 2012, CMS released a payment methodology that provided for sample audit error rates to be extrapolated to the entire MA contract after comparing audit results to a similar audit of Medicare Fee for Service (the “FFS Adjuster”) and applying an FFS Adjuster to establish actuarial equivalency in payment rates as required by the Medicare statute.  However, a methodology to calculate the FFS Adjuster was not finalized and CMS has, to date, not completed any RADV audits using extrapolation.

In 2018, CMS issued a proposed rule that included, among other things, extrapolation of the error rate related to audit findings without applying the FFS Adjuster.  This rule is discussed further in the Regulation section of our 2018 Form 10-K.  If adopted in its current form, the rule could have a detrimental impact to all MA insurers and affect the ability of plans to deliver high quality health care for the population served.  While it is uncertain that CMS will finalize the rule as proposed, if they did, it could have a material impact on the Company’s future results of operations.

Item	Description

Health Insurance Industry Tax

Health Insurance Industry Tax:  Federal legislation suspended the health insurance industry tax for 2019 and our premium rates for 2019 reflect this suspension.  For the three months ended March 31, 2018 we recorded $97 million for the industry tax.  Under current legislation, the tax is expected to return in 2020.

Public Health Exchanges

Market Participation:  For 2019, we expanded our individual coverage to Arizona while continuing to offer coverage on the public health insurance exchanges where we were represented in 2018: Colorado, Illinois, Missouri, North Carolina, Tennessee and Virginia.

Cost Sharing Reduction Subsidies:  The ACA provides for cost sharing reductions that offset the amount that qualifying customers pay for deductibles, copayments and coinsurance.  The federal government stopped funding insurers for the cost sharing reduction subsidies in 2017.  Certain insurers have sued the federal government for failure to pay cost sharing reduction subsidies and the matter remains unresolved.  To date, judges in four of those actions have ruled in favor of the insurers.  We will continue to monitor developments.  Our premium rates for the 2019 plan year continue to reflect a lack of government funding for cost sharing reduction subsidies.

Prescription Drug Pricing

As discussed in the Regulation section of our 2018 Form 10-K, prescription drug pricing and the role of pharmacy benefit managers have been a focus of the current administration.  In February 2019, HHS proposed changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers in the context of these government programs.  The proposed regulations in their current form apply solely to Medicare Part D and Medicaid programs that include our Government business in the Integrated Medical segment.  The proposed regulations also seek to create new safe harbor protections for fixed fee services arrangements between drug manufacturers and pharmacy benefit managers, as well as protections for discounts offered at the point of sale.  These proposed regulations, if adopted as written, could affect current industry practices.  We do not expect them to have a material effect on our business or results of operations.  This area continues to be the subject of legislative and regulatory activity.

Risk Mitigation Programs – Individual ACA Business

In April of 2019, CMS published the final Notice of Benefit and Payment Parameters for the 2020 plan year that addressed the 2017 benefit year risk adjustment data validation program.  CMS intends to publish 2017 benefit year data validation error rates in May and preliminary adjustments to risk adjustment transfers in August.  Based on the information currently available, the Company is not able to reasonably estimate a potential adjustment from the data validation program.  The Company does not expect the adjustment to have a material adverse impact to the Company’s results of operations, financial condition or liquidity for any particular period.

See the MD&A in our 2018 Form 10-K for background around legal actions related to the risk corridor and risk adjustment programs.  During the first quarter of 2019, there have been no significant updates to these matters.

The following table presents our balances associated with the risk adjustment program as of March 31, 2019 and December 31, 2018.

	Net Receivable (Payable) Balance
	March 31,	December 31,
(In millions)	2019	2018
Risk Adjustment
Receivables (1)	$43	$32
Payables (2)	(239)	(187)
Total risk adjustment balance	$(196)	$(155)

(1) Receivables, net of allowances, are reported in accounts receivable in the Consolidated Balance Sheets.

(2) Payables are reported in accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.

Charges for the risk adjustment program were $40 million pre-tax ($30 million after-tax) for the three months ended March 31, 2019 and $80 million pre-tax ($60 million after-tax) for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

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

Dividends from our insurance, Health Maintenance Organization (“HMO”) and foreign subsidiaries are subject to regulatory restrictions.  Because most of Express Scripts’ subsidiaries are not subject to regulatory restrictions on paying dividends, Express Scripts’ operations provide significantly increased financial flexibility to Cigna.

Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Operating activities	$3,192	$2,025
Investing activities	$475	$(1,700)
Financing activities	$(2,534)	$(530)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2019 compared with the same period in 2018.

Operating activities

Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.

Cash flows from operating activities increased, primarily driven by higher net income adjusted for depreciation and amortization, the timing of pharmacy and services costs payables and reduction in inventories.  These increases were partially offset by the absence of an early receipt of April payments from CMS in 2018 of approximately $730 million.

Investing and Financing activities

Cash flows from investing activities increased, primarily due to higher proceeds from investment sales coupled with lower investment purchases.

Cash used in financing activities increased, primarily due to a partial repayment of the term loan, net commercial paper activity and stock repurchase.

We maintain a share repurchase program authorized by our Board of Directors.  Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.

For the three months ended March 31, 2019, we repurchased 2.5 million shares for approximately $460 million.  From April 1, 2019 through May 1, 2019 we repurchased 0.6 million shares for approximately $95 million.  The remaining share repurchase authority as of May 1, 2019 was $390 million.

Capital Resources

Our capital resources (primarily cash flows from operating activities and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Our acquisition of Express Scripts increased our debt and shareholders’ equity in 2018 as follows:

•                  Stock.  Express Scripts’ shareholders received 0.2434 of a share of common stock of Cigna for every one share of Express Scripts’ common stock.  Cigna issued 137.6 million additional shares to Express Scripts’ shareholders.

•                  Debt.  See Note 6 to the Consolidated Financial Statements for further description of the debt issued to finance the acquisition.

•                  Assumption of Express Scripts’ Senior Notes.  See Note 6 to the Consolidated Financial Statements for further description of the notes assumed in the acquisition of Express Scripts.

At March 31, 2019, our debt-to-capitalization ratio was 48.8%, a decline from 50.9% at December 31, 2018.  We expect to deleverage to the upper 30s within 18 to 24 months of closing of the Express Scripts acquisition using cash flows from operating activities.

Cigna entered into a new Revolving Credit Agreement and Term Loan Credit Agreement in financing the Express Scripts acquisition.  A select number of subsidiaries guarantee Cigna obligations under the Revolving Credit Agreement and the Term Loan Credit Agreement.  See Note 6 to the Consolidated Financial Statements for further information on these guarantees, as well as information on our Revolving Credit Agreement and the Term Loan Credit Agreement.  Cigna had $22 million of letters of credit outstanding under the Revolving Credit Agreement as of March 31, 2019.

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

Liquidity and Capital Resources Outlook

At March 31, 2019, there was approximately $5.2 billion in cash and short-term investments, $2.4 billion of which was held by the parent company or subsidiaries with no regulatory or other restrictions on transferring cash to the parent via dividend or loan.  In 2019, we expect to have $6.2 billion of capital available for deployment including $2.1 billion of dividends that our regulated insurance companies may pay without prior regulatory approval.  The parent company’s cash obligations for the remainder of 2019 are expected to approximate $2.6 billion primarily for repayment of debt, interest and anticipated dividends and excluding commercial paper maturities that we expect to re-issue as needed to manage our parent company liquidity requirements.

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

During the first quarter of 2019, our unfunded pension liability increased by approximately $140 million due to the settlement of the Amara litigation.  Our required contributions for 2019 under the Pension Protection Act of 2006 remain unchanged and are still expected to be immaterial.  See Note 13 to our Consolidated Financial Statements for additional information regarding our pension plans.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of our 2018 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings.  The parent company can borrow an additional $760 million from its insurance subsidiaries without additional state approval.  We have additional liquidity available through short-term commercial paper borrowing capacity and the $3.25 billion revolving credit agreement discussed in Note 6 to the Consolidated Financial Statements.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for discussion of various guarantees.

We have updated the long-term debt and purchase obligations previously provided in our 2018 Form 10-K.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year(1)	years	years	years
On-Balance Sheet
Long-term debt	54,750	1,211	13,025	9,389	31,125
Off-Balance Sheet
Purchase obligations	2,708	938	1,281	392	97

(1) Amounts reflect cash obligations for the remainder of 2019.

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

Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2018 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2018 Form 10-K.  As of March 31, 2019, there were no significant changes to the critical accounting estimates from what was reported in our 2018 Form 10-K.

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our segments.  As a result of the Express Scripts acquisition, during the fourth quarter of 2018, we changed our segment reporting to reflect the new management and business reporting structure of the combined company.  Prior year segment information presented in this Form 10-Q has been restated to conform to the new segment presentation.  See Note 1 to our Consolidated Financial Statements for a description of our segments.

In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, results of transitioning clients and special items.  Ratios presented in this segment discussion exclude the same items as adjusted income from operations.  See Note 18 to our Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues.  Note 18 to our Consolidated Financial Statements also explains two additional items that are important in understanding our segment results:   1) segment revenues include both external revenues and sales between segments that are eliminated in Corporate;  and 2) beginning in the first quarter of 2019, compensation cost for stock options is recorded by the segments.  Prior year segment information has not been restated for the change in stock option reporting.

In these segment discussions, we also present “pre-tax adjusted margin,” defined as adjusted income from operations before taxes divided by adjusted revenues.

See the MD&A Executive Overview beginning on page 46 for summarized financial results of each of our segments.

Health Services Segment

The Health Services segment includes the pharmacy benefit management, pharmacy home delivery and certain medical management services.  This segment includes Express Scripts’ business from the December 20, 2018 date of acquisition with the exception of Express Scripts’ Medicare Part D business that is reported in the Government operating segment. This segment also includes Cigna’s legacy mail order pharmacy business.  Due to the timing of the acquisition, first quarter 2018 results of operations and select financial information did not include results from the Express Scripts’ business.  The main driver of period over period increases in the financial information presented below is the inclusion of results from the Express Scripts’ business in first quarter of 2019.  As described in the introduction to Segment Reporting on page 54, performance of the Health Services segment is measured using pre-tax adjusted income from operations.

The key factors that impact Health Services revenues and costs of revenues are volume, mix and price.  These key factors are discussed further below.  See Note 2 to the Consolidated Financial Statements included in our 2018 Form 10-K for additional information on revenue and cost recognition policies for this segment.

•                  As our clients’ claim volumes increase or decrease, our resulting revenues and cost of revenues correspondingly increase or decrease.  Our gross profit could also increase or decrease as a result of changes in purchasing discounts.

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

•                  Our contract pricing is impacted by our ability to negotiate contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates.  We are able to reduce the rate of drug price increases and, in some cases, lower our clients’ prescription drug spend through our integrated set of solutions, including sharing significant amounts of pharmaceutical manufacturer rebates with our clients.  We refer to this as “management of the supply chain.”  Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals.  Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients can affect our revenues and cost of revenues.

In this MD&A, we present revenues, gross profit and pre-tax adjusted income from operations “excluding transitioning clients” in addition to those metrics including transitioning clients.  See the “Key Transactions and Developments” section on page 49 of this MD&A for further discussion of transitioning clients and why we present this information.

Results of Operations

Financial Summary	Three Months Ended March 31,
(In millions)	2019	2018
Total revenues	$26,949	$1,071
Less: revenue contributions from transitioning clients	(4,489)	-
Adjusted revenues	$22,460	$1,071
Gross profit	$2,114	$103
Gross profit excluding transitioning clients	$1,396	$103
Pre-tax adjusted income from operations	$994	$83
Pre-tax adjusted margin	4.4%	7.7%

(Dollars and adjusted scripts in millions)	Three Months Ended March 31, 2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Network revenues	$9,268
Home delivery and specialty revenues	11,041
Other revenues	1,122
Total pharmacy revenues	$21,431
Pharmacy script volume
Adjusted network scripts(2)	222
Adjusted home delivery and specialty scripts(2)	70
Total adjusted scripts(2)	292
Generic fill rate
Network	87.8%
Home delivery	84.4%
Overall generic fill rate	87.4%

(1)          Amounts exclude contributions from transitioning clients.

(2)          Non-specialty network scripts filled through 90-day programs, and home delivery scripts are multiplied by three.  All other network and specialty scripts are counted as one script.

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

This segment includes Express Scripts’ business from the date of acquisition with the exception of Express Scripts’ Medicare Part D business that is reported in the Government operating segment.  The Company acquired Express Scripts on December 20, 2018.  First quarter 2018 results of operations and select financial information reflect only Cigna’s legacy mail order pharmacy business.

The main driver of period over period increases in the financial information is the inclusion of results from the Express Scripts’ business in first quarter 2019.  The Health Services segment reflects strong performance, including customer growth, adjusted pharmacy script volume and specialty pharmacy care.

Total pharmacy customers for the first quarter 2019 reflect strong new customer sales, retention and organic customer growth.

Integrated Medical Segment

The Integrated Medical segment includes the businesses previously reported in “Global Health Care” except as follows:  1) international health care products are now reported in the International Markets segment; 2) mail order pharmacy business is now reported in the Health Services segment; and 3) Medicare supplement business previously reported in “Global Supplemental Benefits” is now reported in Integrated Medical.

The business section of our 2018 Form 10-K (see the “Integrated Medical” section beginning on page 3) describes the various products and funding solutions offered by this segment, including the various revenue sources.  As described in the introduction to Segment Reporting on page 54, performance of the Integrated Medical segment is measured using pre-tax adjusted income from operations.  Key factors affecting profitability for this segment include:

•                  customer growth;

•                revenues from integrated specialty products, including pharmacy services, sold to clients and customers across all funding solutions;

•                  percentage of Medicare Advantage customers in plans eligible for quality bonus payments;

•                benefit expenses as a percentage of premiums (medical care ratio or “MCR”) for our insured commercial and government businesses; and

•                  selling, general and administrative expense as a percentage of adjusted revenues (expense ratio).

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable
(In millions)	2019	2018	(Unfavorable)
Adjusted revenues	$9,195	$8,150	13%
Pre-tax adjusted income from operations	$1,170	$1,012	16%
Adjusted pre-tax margin	12.7%	12.4%	30	bps
Medical care ratio	78.9%	77.5%	(140)	bps
Expense ratio	22.2%	24.1%	190	bps

	As of	As of
(In millions)	March 31, 2019	December 31, 2018	% Change
Unpaid claims and claim expenses – Integrated Medical	$2,961	$2,697	10%

	As of March 31,
(In thousands)	2019	2018	% Change
Integrated Medical Customers
Commercial risk	1,991	1,844	8%
Government	1,405	1,389	1%
Total risk	3,396	3,233	5%
Service	12,025	11,981	-%
Total	15,421	15,214	1%

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Adjusted revenues increased, reflecting higher revenues in both our Commercial and Government operating segments.  The increase in the Commercial segment reflected customer growth in our risk businesses as well as higher premium rates due to underlying medical cost trend.  The increase in the Government segment reflected the addition of Express Scripts’ Medicare Part D business.

Pre-tax adjusted income from operations increased, reflecting strong ongoing performance in our Commercial segment including increased contributions from our commercial risk business and specialty products.

Medical care ratio.  As expected, the medical care ratio increased for the three months ended March 31, 2019 compared with the same period in 2018, primarily reflecting the addition of Express Scripts’ Medicare Part D business with a seasonally higher loss ratio as well as the pricing impact of suspension of the health insurance industry tax in 2019.

Expense ratio.  The expense ratio decreased for the three months ended March 31, 2019 compared to the same period in 2018, primarily reflecting higher risk revenues and suspension of the health insurance industry tax in 2019.

Other Items Affecting Integrated Medical Results

Unpaid Claims and Claim Expenses

Unpaid claims and claim expenses were higher as of March 31, 2019 compared with December 31, 2018, primarily due to seasonality in our stop loss products.

Medical Customers

Our medical customer base was higher at March 31, 2019 compared with the same period in 2018, primarily reflecting growth in our Select market segment.

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;

•                  has access to our provider network for covered services under their medical plan; or

•                  has medical claims that are administered by us.

International Markets Segment

As described in the business section of our 2018 Form 10-K, the International Markets segment includes supplemental health, life and accident business previously reported in the “Global Supplemental Benefits” segment, except for Medicare Supplement business that is now reported in the Integrated Medical segment and certain international businesses in run-off that are now reported in Group Disability and Other.  International Markets also includes health care products previously reported in the former “Global Health Care” segment.

As described in the introduction to Segment Reporting on page 54, performance of the International Markets segment is measured using pre-tax adjusted income from operations.  Key factors affecting pre-tax adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  benefit expenses as a percentage of premiums (loss ratio);

•                  selling, general and administrative expense and acquisition expense as a percentage of revenues (expense ratio and acquisition cost ratio); and

•                  the impact of foreign currency movements.

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable
(In millions)	2019	2018	(Unfavorable)
Adjusted revenues	$1,394	$1,341	4%
Pre-tax adjusted income from operations	$206	$217	(5)%
Pre-tax adjusted margin	14.8%	16.2%	(140)	bps
Loss ratio	57.2%	56.3%	(90)	bps
Acquisition cost ratio	12.3%	12.9%	60	bps
Expense ratio (excluding acquisition costs)	19.1%	17.7%	(140)	bps

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Adjusted revenues increased mainly due to the acquisition of OnePath Life in New Zealand in the fourth quarter of 2018 and business growth in South Korea, the Middle East and China.  These increases are partially offset by unfavorable foreign currency movements.

Pre-tax adjusted income from operations decreased primarily driven by higher operating expense and loss ratios and unfavorable foreign currency movements, partially offset by the acquisition of OnePath Life and business growth largely in China and South Korea.

The segment’s loss ratio was less favorable, largely resulting from higher benefit expense in Europe and South Korea.

The acquisition cost ratio was lower due to lower spending in certain markets and the acquisition of OnePath Life.

The increase in the expense ratio (excluding acquisition costs) was driven by strategic investments for long-term growth and integration of OnePath Life.

Other Items Affecting International Markets Results

South Korea is the single largest geographic market for our International Markets segment.  South Korea generated 38% of the segment’s revenues and 58% of the segment’s first quarter 2019 pre-tax adjusted income from operations.  For the three months ended March 31, 2019, our International Markets segment operations in South Korea represented 2% of our consolidated revenues and 6% of consolidated pre-tax adjusted income from operations.

Group Disability and Other

Group Disability and Other includes the results of the business previously reported in the “Group Disability and Life” segment and “Other Operations” comprising the corporate-owned life insurance (“COLI”) business along with run-off of the following businesses:  1) reinsurance; 2) settlement annuity; and 3) the sold individual life insurance and annuity and retirement benefits businesses.  In addition, certain international run-off business previously reported in the “Global Supplemental Benefits” segment is now reported in Group Disability and Other.

As described in the introduction of Segment Reporting on page 54, performance of Group Disability and Other is measured using pre-tax adjusted income from operations.  Key factors affecting pre-tax adjusted income from operations are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefit expenses as a percentage of premiums (loss ratio); and

•                  selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable
(In millions)	2019	2018	(Unfavorable)
Adjusted revenues	$1,296	$1,271	2%
Pre-tax adjusted income from operations	$84	$116	(28)%
Pre-tax adjusted margin	6.5%	9.1%	(260)	bps

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Adjusted revenues increased, due to business growth in the group disability, life and voluntary businesses, partially offset by the continued run-off of international business.

Pre-tax adjusted income from operations and margin decreased, reflecting unfavorable disability claims experience, partially offset by favorable life claims experience.

Corporate

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and project costs and intersegment eliminations for products and services sold between segments.  As discussed in the introduction to Segment Reporting on page 54, beginning in the first quarter of 2019, compensation cost for stock options is now recorded by the segments.  Prior year results for Corporate were not restated to reflect this change.

Financial Summary	Three Months Ended March 31,		Change Favorable
(In millions)	2019	2018	(Unfavorable)
Pre-tax adjusted loss from operations	$(490)	$(92)	(433)%

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

Pre-tax adjusted loss from operations was higher, reflecting interest expense on debt issued in the third quarter of 2018 to finance the Express Scripts acquisition and debt assumed from Express Scripts.

INVESTMENT ASSETS

The following table presents our investment asset portfolio excluding separate account assets as of March 31, 2019 and December 31, 2018.  Additional information regarding our investment assets is included in Notes 9, 10, 11 and 12 to our Consolidated Financial Statements.

	March 31,	December 31,
(In millions)	2019	2018
Debt securities	$23,169	$22,928
Equity securities	210	548
Commercial mortgage loans	1,864	1,858
Policy loans	1,403	1,423
Other long-term investments	2,006	1,901
Short-term investments	267	316
Total	$28,919	$28,974

Debt Securities

Investments in debt securities include publicly traded and privately placed bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 10 to our Consolidated Financial Statements.  More detailed information about debt securities by type of issuer and maturity dates is included in Note 9 to our Consolidated Financial Statements.

The following table reflects our portfolio of debt securities by type of issuer as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
(In millions)	2019	2018
Federal government and agency	$733	$710
State and local government	928	985
Foreign government	2,305	2,362
Corporate	18,695	18,361
Mortgage and other asset-backed	508	510
Total	$23,169	$22,928

Our debt securities portfolio increased during the first quarter of 2019 reflecting increased valuations due to decreases in market yields, partially offset by net sales and maturities.  As of March 31, 2019, $20.7 billion, or 89% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.5 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.  Investments in debt securities are diversified by issuer, geography and industry as appropriate.

Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations.  Corporate debt securities include private placement assets of $7.0 billion.  These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

In addition to amounts classified in debt securities in our Consolidated Balance Sheets, we participate in an insurance joint venture in China with a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets.  This entity had an investment portfolio of approximately $6.7 billion supporting its business that is primarily invested in Chinese corporate and government debt securities.  There were no investments with a material unrealized loss as of March 31, 2019.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower.  Loans are secured by high quality commercial properties and are generally made at less than 70% of the property’s value at origination of the loan.  Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations.  We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

As of March 31, 2019, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 65 loans that are generally in good standing.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $2.0 billion included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures.  These entities typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, these investments are diversified across approximately 140 separate partnerships and approximately 70 general partners who manage one or more of these partnerships.  Also, the underlying investments are diversified by industry sector or property type and geographic region.  No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

Problem and Potential Problem Investments

“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by us for modification of interest rate, principal payment or maturity date.  “Potential problem” bonds and commercial mortgage loans are considered current (no payment is more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems.

The amounts of problem or potential problem investments as of March 31, 2019 and December 31, 2018 were not material.

Investment Outlook

Public equity markets rebounded in the first quarter of 2019, reflecting the continued strength of the U.S. economy.  However, concerns related to trade and tariffs continue to contribute to financial market volatility.  We continue to closely monitor global macroeconomic conditions and trends, including uncertainty caused by the United Kingdom’s process of exiting the European Union, and their potential impact on our investment portfolio.  We expect continued volatility in certain sectors, such as retail, energy and natural gas.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include certain financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2018 Form 10-K.  As of March 31, 2019, there were no material changes in our risk exposures from that reported in our 2018 Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

Based on an evaluation of the effectiveness of Cigna’s disclosure controls and procedures conducted under the supervision and with the participation of Cigna’s management, Cigna’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to Cigna’s management, including Cigna’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 20, 2018, Cigna acquired Express Scripts (see Note 4 to the accompanying Consolidated Financial Statements for additional information).  As of March 31, 2019, management is in the process of evaluating and integrating the internal controls of the acquired Express Scripts business into the Company’s existing operations.  Other than the controls enhanced or implemented to integrate the Express Scripts business, there have been no changes in Cigna’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Cigna’s internal controls over financial reporting.

 Part II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The information contained under “Litigation Matters” and “Regulatory Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A.  RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed description of its risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2019:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2019	1,112,800	$ 192.92	1,081,686	$ 737,655,827
February 1-28, 2019	1,092,282	$ 187.16	777,100	$ 590,002,891
March 1-31, 2019	827,489	$ 167.46	639,570	$ 484,835,777
Total	3,032,571	$ 183.90	2,498,356	N/A

(1) Represents shares tendered by employees under the Company’s equity compensation plans as follows:  1) payment of taxes on vesting of restricted stock and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised.  Employees tendered 31,114 shares in January, 315,182 shares in February and 187,919 shares in March 2019.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  The program may be suspended or discontinued at any time.  From April 1, 2019 through May 1, 2019, the Company repurchased 0.6 million shares for approximately $95 million, leaving the remaining repurchase authority at $390 million as of May 1, 2019.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

ITEM 6.               EXHIBITS

INDEX TO EXHIBITS

Number	Description	Method of Filing
10.1*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed herewith.
10.2*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed herewith.
10.3*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

* Management contracts and compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	May 2, 2019
By:	/s/ Eric P. Palmer

Eric P. Palmer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)