Form 10-Q
period 2019-06-30
Cigna Corp
filed 2019-08-01
CIK 1739940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____

Commission file number 1-08323

Cigna Corporation

(Exact name of registrant as specified in its charter)

Delaware	82-4991898
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

900 Cottage Grove Road

Bloomfield, Connecticut 06002

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (860) 226-6000

Registrant’s facsimile number, including area code (860) 226-6741 or (215) 761-5511

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _ No x

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	CI	New York Stock Exchange, Inc.

As of July 15, 2019, 377,609,272 shares of the issuer’s common stock were outstanding.

Cigna Corporation

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Cigna Corporation
Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenues
Pharmacy revenues	$26,288	$758	$51,467	$1,475
Premiums	9,803	9,012	19,774	18,011
Fees and other revenues	2,388	1,358	4,838	2,726
Net investment income	340	352	686	681
TOTAL REVENUES	38,819	11,480	76,765	22,893
Benefits and expenses
Pharmacy and other service costs	24,963	613	49,013	1,174
Medical costs and other benefit expenses	7,576	6,845	15,196	13,617
Selling, general and administrative expenses	3,380	2,837	6,683	5,582
Amortization of acquired intangible assets	737	24	1,480	51
TOTAL BENEFITS AND EXPENSES	36,656	10,319	72,372	20,424
Income from operations	2,163	1,161	4,393	2,469
Interest expense and other	(428)	(56)	(880)	(113)
Net realized investment gains (losses)	23	(3)	33	(36)
Income before income taxes	1,758	1,102	3,546	2,320
TOTAL INCOME TAXES	348	294	764	595
Net income	1,410	808	2,782	1,725
Less: net income attributable to noncontrolling interests	2	2	6	4
SHAREHOLDERS’ NET INCOME	$1,408	$806	$2,776	$1,721
Shareholders’ net income per share
Basic	$3.73	$3.32	$7.33	$7.10
Diluted	$3.70	$3.29	$7.26	$7.01

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Shareholders’ net income	$1,408	$806	$2,776	$1,721
Shareholders’ other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	343	(149)	785	(433)
Net translation (losses) gains on foreign currencies	(40)	(152)	(64)	(107)
Postretirement benefits liability adjustment	14	5	25	18
Shareholders’ other comprehensive income (loss), net of tax	317	(296)	746	(522)
Shareholders’ comprehensive income	1,725	510	3,522	1,199

Comprehensive income attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	2	2	5	4
Net income attributable to other noncontrolling interests	-	-	1	-
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(2)	(8)	(4)	(10)
Total comprehensive income (loss) attributable to noncontrolling interests	-	(6)	2	(6)
TOTAL COMPREHENSIVE INCOME	$1,725	$504	$3,524	$1,193
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Balance Sheets
	Unaudited
	As of	As of
	June 30,	December 31,
(In millions, except per share amounts)	2019	2018
Assets
Cash and cash equivalents	$3,610	$3,855
Investments	1,665	2,045
Accounts receivable, net	11,700	10,473
Inventories	2,298	2,821
Other current assets	1,436	1,236
Total current assets	20,709	20,430
Long-term investments	28,180	26,929
Reinsurance recoverables	5,324	5,507
Deferred policy acquisition costs	2,821	2,821
Property and equipment	4,538	4,562
Goodwill	44,449	44,505
Other intangible assets	37,717	39,003
Other assets	2,318	1,630
Separate account assets	8,345	7,839
TOTAL ASSETS	$154,401	$153,226
Liabilities
Current insurance and contractholder liabilities	$6,930	$6,801
Pharmacy and service costs payable	11,397	10,702
Accounts payable	4,517	4,366
Accrued expenses and other liabilities	6,713	7,071
Short-term debt	2,310	2,955
Total current liabilities	31,867	31,895
Non-current insurance and contractholder liabilities	20,118	19,974
Deferred tax liabilities, net	9,407	9,453
Other non-current liabilities	3,930	3,470
Long-term debt	36,885	39,523
Separate account liabilities	8,345	7,839
TOTAL LIABILITIES	110,552	112,154
Contingencies — Note 16
Redeemable noncontrolling interests	31	37
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	27,891	27,751
Accumulated other comprehensive loss	(965)	(1,711)
Retained earnings	17,834	15,088
Less: treasury stock, at cost	(949)	(104)
TOTAL SHAREHOLDERS’ EQUITY	43,815	41,028
Other noncontrolling interests	3	7
Total equity	43,818	41,035
Total liabilities and equity	$154,401	$153,226
SHAREHOLDERS’ EQUITY PER SHARE	$115.95	$107.71
(1) Par value per share, $0.01; shares issued, 384 million as of June 30, 2019 and 381 million as of December 31, 2018; authorized shares; 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three months ended June 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2019	$4	$27,855	$(1,282)	$16,426	$(595)	$42,408	$5	$42,413	$38
Effect of issuing stock for employee benefit plans		36		-	52	88		88
Other comprehensive income (loss)			317			317		317	(2)
Net income				1,408		1,408		1,408	2
Repurchase of common stock					(406)	(406)		(406)
Other transactions impacting noncontrolling interests						-	(2)	(2)	(7)
Balance June 30, 2019	$4	$27,891	$(965)	$17,834	$(949)	$43,815	$3	$43,818	$31

Three months ended June 30, 2018
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at March 31, 2018	$74	$2,963	$(1,547)	$16,933	$(4,228)	$14,195	$-	$14,195	$49
Effect of issuing stock for employee benefit plans		11		(17)	44	38		38
Other comprehensive (loss)			(296)			(296)		(296)	(8)
Net income				806		806		806	2
Other transactions impacting noncontrolling interests						-		-	(4)
Balance June 30, 2018	$74	$2,974	$(1,843)	$17,722	$(4,184)	$14,743	$-	$14,743	$39

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02) (1)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		140			23	163		163
Other comprehensive income (loss)			746			746		746	(4)
Net income				2,776		2,776	1	2,777	5
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(868)	(868)		(868)
Other transactions impacting noncontrolling interests						-	(5)	(5)	(7)
Balance at June 30, 2019	$4	$27,891	$(965)	$17,834	$(949)	$43,815	$3	$43,818	$31

Six Months Ended June 30, 2018
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2017	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$-	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging (2)			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation (2)			(229)	229		-		-
Effect of issuing stock for employee benefit plans		34		(86)	112	60		60
Other comprehensive (loss)			(522)			(522)		(522)	(10)
Net income				1,721		1,721		1,721	4
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(275)	(275)		(275)
Other transactions impacting noncontrolling interests						-		-	(4)
Balance at June 30, 2018	$74	$2,974	$(1,843)	$17,722	$(4,184)	$14,743	$-	$14,743	$39

(1) See Note 2 for further information about the Company's adoption of new leasing guidance (ASU 2016-02).
(2) See Note 2 to the Financial Statements included in our 2018 Form 10-K for further information on the adoption of accounting standards in 2018.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows
	Unaudited
	Six Months Ended June 30,
(In millions)	2019	2018
Cash Flows from Operating Activities
Net income	$2,782	$1,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,811	276
Realized investment (gains) losses, net	(33)	36
Deferred income tax (benefit) expense	(241)	6
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(1,165)	(5)
Inventories	524	115
Deferred policy acquisition costs	(99)	(139)
Reinsurance recoverable and other assets	(177)	189
Insurance liabilities	297	955
Pharmacy and service costs payable	713	(55)
Accounts payable and accrued expenses and other liabilities	(370)	(121)
Other, net	189	38
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,231	3,020
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt and equity securities	2,036	1,273
Investment maturities and repayments:
Debt and equity securities	738	887
Commercial mortgage loans	169	88
Other sales, maturities and repayments (primarily short-term and other long-term investments)	650	412
Investments purchased or originated:
Debt and equity securities	(2,212)	(3,544)
Commercial mortgage loans	(184)	(194)
Other (primarily short-term and other long-term investments)	(847)	(501)
Property and equipment purchases, net	(497)	(220)
Acquisitions, net of cash acquired	(6)	-
Other, net	(6)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(159)	(1,799)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	498	574
Withdrawals and benefit payments from contractholder deposit funds	(542)	(594)
Net change in short-term debt	(621)	(5)
Repayment of long-term debt	(2,740)	(131)
Repurchase of common stock	(866)	(310)
Issuance of common stock	70	27
Other, net	(106)	(103)
NET CASH (USED IN) FINANCING ACTIVITIES	(4,307)	(542)
Effect of foreign currency rate changes on cash and cash equivalents	(10)	(17)
Net (decrease) increase in cash and cash equivalents	(245)	662
Cash and cash equivalents, January 1,	3,855	2,972
Cash and cash equivalents, June 30,	$3,610	$3,634
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,190	$519
Interest paid	$865	$127

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS

Note Number	Footnote	Page

Business and Capital Structure
1	Description of Business	8
2	Summary of Significant Accounting Policies	9
3	Accounts Receivable, Net	10
4	Mergers and Acquisitions	10
5	Earnings Per Share…	11
6	Debt	12
Insurance Information
7	Insurance and Contractholder Liabilities	13
8	Reinsurance	16
Investments
9	Investments	18
10	Fair Value Measurements	23
11	Variable Interest Entities	29
12	Accumulated Other Comprehensive Income (Loss)	30
Workforce Management and Compensation
13	Pension and Other Postretirement Benefit Plans	31
Property, Leases and Other Asset Balances
14	Leases	32
Compliance, Regulation and Contingencies
15	Income Taxes	33
16	Contingencies and Other Matters	34
17	Condensed Consolidating Financial Information	36
Results Details
18	Segment Information	45

Note 1 – Description of Business

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

As described more fully in Note 4, Cigna completed the acquisition of Express Scripts Holding Company (“Express Scripts”) on December 20, 2018. As a result, our segments have changed as described below, effective in the fourth quarter of 2018. Prior year financial data presented in this Form 10-Q has been restated to reflect this new segment presentation.

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

•The Commercial operating segment serves employers (also referred to as “clients”) and their employees (also referred to as “customers”) and other groups. This segment provides deeply integrated medical and specialty offerings including medical, pharmacy, dental, behavioral health and vision, health advocacy programs and other products and services to insured and self-insured clients.

•The Government operating segment offers Medicare Advantage, Medicare Supplement, and Medicare Part D plans to Medicare-eligible beneficiaries as well as Medicaid plans. This operating segment also offers health insurance coverage to individual customers both on and off public exchanges. This segment includes the acquired Express Scripts’ Medicare Part D business.

International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets as well as health care benefits to globally mobile employees of multinational organizations.

The remainder of our business operations are reported in Group Disability and Other, consisting of the following:

•Group Disability and Life provides group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services.

•Corporate-Owned Life Insurance (“COLI”) offers permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations.

•Run-off businesses:

•Reinsurance: predominantly comprised of guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) in 2013.

•Settlement Annuity business in run-off.

•Individual Life Insurance and Annuity and Retirement Benefits Businesses: deferred gains from the sales of these businesses.

•Certain international run-off businesses

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

Note 2 – Summary of Significant Accounting Policies

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

The Company elected the practical expedient package, allowing the Company to carry forward the assessment of 1) whether our contracts contain or are leases, 2) lease classification and 3) whether previously capitalized costs continue to qualify as initial direct costs. Upon adoption, the Company recognized new right-of-use assets and lease liabilities related only to our operating leases, as finance (capital) leases were already reflected on the Company’s Consolidated Balance Sheets. The impact of adoption on the Company’s net assets and retained earnings was not material, nor was there a material impact on our Consolidated Statements of Income or Cash Flows. See Note 14 for additional disclosures about the Company’s leases.

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date		Requirements and Expected Effects of New Guidance Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13) Required as of January 1, 2020	Requires:
•

A new approach using expected credit losses to estimate and recognize credit losses for certain financial instruments (such as mortgage loans, reinsurance recoverables and other receivables) when such instruments are first originated or acquired

	•	Changes in the criteria for impairment of available-for-sale debt securities
	•	Adoption using a modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings
Expected effects:
	•	The Company is continuing to evaluate this new standard and its expected effects on our financial statements and disclosures. We will adopt the standard as of January 1, 2020.
	•	An additional allowance for future expected credit losses for certain financial instruments will be required at adoption. At this time, the amount is expected to be immaterial.

Note 3 - Accounts Receivable, Net

The following amounts were included within accounts receivable, net of our allowance for doubtful accounts, customer credit allowances and contractual allowances that, in the aggregate, were $543 million as of June 30, 2019 and $217 million as of December 31, 2018:

(In millions)	June 30, 2019	December 31, 2018
Insurance customer receivables	$2,144	$1,888
Noninsurance customer receivables	5,121	4,988
Pharmaceutical manufacturers receivable(1)	4,019	3,321
Other receivables	416	276
Total accounts receivable, net	$11,700	$10,473

(1) Includes $711 million at June 30, 2019 and $406 million at December 31, 2018 of receivables under noninsurance customer contracts.

Note 4 – Mergers and Acquisitions

A.Acquisition of Express Scripts

On December 20, 2018, Cigna acquired Express Scripts through a series of mergers (collectively, the “Merger”). Cigna Holding Company (formerly named Cigna Corporation and referred to as “Old Cigna”) and Express Scripts each merged with and into a wholly-owned subsidiary of Cigna. As a result of these transactions, Cigna became the parent of the combined company. Our 2018 Form 10-K includes detailed disclosures of merger consideration, purchase price allocation and intangible assets identified in this transaction. The purchase price allocation was based on management’s preliminary estimates of their fair values and may change as additional information becomes available. For the six months ended June 30, 2019, there were immaterial changes to the purchase price allocation.

B.Integration and Transaction-related Costs

The Company incurred integration and transaction costs related to Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”) and other transactions of $155 million pre-tax ($115 million after-tax) for the three months and $291 million pre-tax ($223 million after-tax) for the six months ended June 30, 2019, compared with $130 million pre-tax ($109 million after-tax) for the three months and $190 million pre-tax ($159 million after-tax) for the six months ended June 30, 2018. These costs consisted primarily of fees for legal, advisory and other professional services, certain employment-related costs and, in 2018, amortization of certain financing fees.

Note 5 – Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2019			June 30, 2018
(Shares in thousands, dollars in millions, except per share amounts)		Effect of			Effect of
	Basic	Dilution	Diluted	Basic	Dilution	Diluted
Shareholders’ net income	$1,408		$1,408	$806		$806
Shares:
Weighted average	377,962		377,962	242,453		242,453
Common stock equivalents		3,007	3,007		2,886	2,886
Total shares	377,962	3,007	380,969	242,453	2,886	245,339
EPS	$3.73	$(0.03)	$3.70	$3.32	$(0.03)	$3.29

	Six Months Ended
	June 30, 2019			June 30, 2018
(Shares in thousands, dollars in millions, except per share amounts)		Effect of			Effect of
	Basic	Dilution	Diluted	Basic	Dilution	Diluted
Shareholders’ net income	$2,776		$2,776	$1,721		$1,721
Shares:
Weighted average	378,672		378,672	242,316		242,316
Common stock equivalents		3,824	3,824		3,248	3,248
Total shares	378,672	3,824	382,496	242,316	3,248	245,564
EPS	$7.33	$(0.07)	$7.26	$7.10	$(0.09)	$7.01

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Anti-dilutive options	5.4	0.9	4.1	0.9

Note 6 – Debt

The outstanding amounts of debt and finance leases were as follows:

		June 30,	December 31,
(In millions)	Issuer	2019	2018
Short-term debt
Current maturities: $1,000 million, 2.25% Senior Notes	Express Scripts	$-	$995
Current maturities: $337 million, 7.25% Senior Notes	ESI (1)	-	343
Current maturities: $1,000 million, Floating Rate Notes due 2020	Cigna	998	-
Current maturities: $300 million, 5.125% Notes due 2020	Old Cigna	300	-
Commercial paper	Old Cigna/Cigna	990	1,500
Other, including finance leases	Other	22	117
Total short-term debt		$2,310	$2,955
Long-term uncollateralized debt
Cigna debt (issued to finance acquisition)
$1,000 million, Floating Rate Notes due 2020	Cigna	$-	$997
$1,750 million, 3.2% Notes due 2020	Cigna	1,746	1,743
$1,000 million, Floating Rate Notes due 2021	Cigna	997	996
$1,250 million, 3.4% Notes due 2021	Cigna	1,246	1,245
$1,600 million, Floating Rate Term Loan due 2021	Cigna	1,598	2,997
$700 million, Floating Rate Notes due 2023	Cigna	697	697
$3,100 million, 3.75% Notes due 2023	Cigna	3,087	3,085
$2,200 million, 4.125% Notes due 2025	Cigna	2,188	2,187
$3,800 million, 4.375% Notes due 2028	Cigna	3,775	3,774
$2,200 million, 4.8% Notes due 2038	Cigna	2,178	2,178
$3,000 million, 4.9% Notes due 2048	Cigna	2,964	2,964
Express Scripts debt (assumed in acquisition)
$500 million, 4.125% Senior Notes due 2020	Medco (1)	504	506
$500 million, 2.6% Senior Notes due 2020	Express Scripts	495	493
$400 million, Floating Rate Senior Notes due 2020	Express Scripts	400	399
$500 million, 3.3% Senior Notes due 2021	Express Scripts	499	499
$1,250 million, 4.75% Senior Notes due 2021	Express Scripts	1,279	1,285
$1,000 million, 3.9% Senior Notes due 2022	Express Scripts	999	998
$500 million, 3.05% Senior Notes due 2022	Express Scripts	483	481
$1,000 million, 3% Senior Notes due 2023	Express Scripts	963	959
$1,000 million, 3.5% Senior Notes due 2024	Express Scripts	969	966
$1,500 million, 4.5% Senior Notes due 2026	Express Scripts	1,507	1,508
$1,500 million, 3.4% Senior Notes due 2027	Express Scripts	1,392	1,386
$449 million, 6.125% Senior Notes due 2041	Express Scripts	492	493
$1,500 million, 4.8% Senior Notes due 2046	Express Scripts	1,465	1,465
Old Cigna debt (pre-acquisition)
$300 million, 5.125% Notes due 2020	Old Cigna	-	298
$250 million, 4.375% Notes due 2020	Old Cigna	248	248
$78 million, 6.37% Notes due 2021	Other	78	78
$300 million, 4.5% Notes due 2021	Old Cigna	297	297
$750 million, 4% Notes due 2022	Old Cigna	746	746
$100 million, 7.65% Notes due 2023	Old Cigna	100	100
$17 million, 8.3% Notes due 2023	Old Cigna	17	17
$900 million, 3.25% Notes due 2025	Old Cigna	895	895
$600 million, 3.05% Notes due 2027	Old Cigna	595	595
$259 million, 7.875% Debentures due 2027	Old Cigna	259	259
$45 million, 8.3% Step Down Notes due 2033	Old Cigna	45	45
$191 million, 6.15% Notes due 2036	Old Cigna	190	190
$121 million, 5.875% Notes due 2041	Old Cigna	119	119
$317 million, 5.375% Notes due 2042	Old Cigna	315	315
$1000 million, 3.875% Notes due 2047	Old Cigna	988	988
Other, including finance leases	Other	70	32
Total long-term debt		$36,885	$39,523

(1) Express Scripts, Inc. is defined as ESI. Medco Health Solutions, Inc. is defined as Medco.

Notes issued to fund the Express Scripts acquisition. As presented in the table above, in the third quarter of 2018, the Company issued private placement Notes with registration rights to finance the Express Scripts acquisition. We expect to complete an exchange offer to register such debt in the third quarter of 2019. Total proceeds were approximately $20.0 billion. Interest on this debt is generally paid semi-annually except for quarterly interest payments on the floating rate notes.

Term Loan Credit Agreement. Cigna borrowed $3.0 billion under its Term Loan Credit Agreement (the “Term Loan Credit Agreement”) to finance the Merger and to pay fees and expenses of the Merger. The Term Loan Credit Agreement contains customary covenants and restrictions, including a financial covenant that Cigna’s leverage ratio may not exceed 60%. There is no remaining amount available for borrowing under this agreement. In the first half of 2019, the Company repaid $1.4 billion principal of the term loan.

Revolving Credit Agreement. Cigna has a Revolving Credit and Letter of Credit Agreement (the “Revolving Credit Agreement”) that matures on April 6, 2023 and is diversified among 23 banks.

Cigna can borrow up to $3.25 billion for general corporate purposes, with up to $500 million available for issuance of letters of credit, net of $21 million of letters of credit outstanding under the Revolving Credit Agreement as of June 30, 2019. The Revolving Credit Agreement also includes an option to increase the facility amount up to $500 million and an option to extend the termination date for additional one-year periods, subject to consent of the banks.

The Revolving Credit Agreement contains customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%.

Cigna is the borrower under the Revolving Credit Agreement and the Term Loan Credit Agreement and certain subsidiaries of Cigna may be required to guarantee these obligations under certain circumstances.

Commercial Paper. The commercial paper program had approximately $990 million outstanding at June 30, 2019 at an average interest rate of 2.65%.

The Company was in compliance with its debt covenants as of June 30, 2019.

Note 7 – Insurance and Contractholder Liabilities

A. Account Balances – Insurance and Contractholder Liabilities

As of June 30, 2019, December 31, 2018 and June 30, 2018, the Company’s insurance and contractholder liabilities were comprised of the following:

	June 30, 2019			December 31, 2018			June 30, 2018
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$626	$7,257	$7,883	$641	$7,365	$8,006	$8,121
Future policy benefits	588	9,127	9,715	740	8,981	9,721	9,707
Unpaid claims and claim expenses
Integrated Medical	2,862	19	2,881	2,678	19	2,697	2,749
Other segments	2,452	3,341	5,793	2,394	3,230	5,624	5,502
Unearned premiums	402	374	776	348	379	727	1,244
Total insurance and contractholder liabilities	$6,930	$20,118	$27,048	$6,801	$19,974	$26,775	$27,323

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

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.7 billion at June 30, 2019 and $2.6 billion at June 30, 2018.

Activity in the unpaid claims liability for the Integrated Medical segment for the six months ended June 30 was as follows:

	Six Months Ended
	June 30,	June 30,
(In millions)	2019	2018
Beginning balance	$2,697	$2,420
Less: Reinsurance and other amounts recoverable	264	262
Beginning balance, net	2,433	2,158
Incurred costs related to:
Current year	12,120	10,588
Prior years	(149)	(145)
Total incurred	11,971	10,443
Paid costs related to:
Current year	9,629	8,383
Prior years	2,134	1,704
Total paid	11,763	10,087
Ending balance, net	2,641	2,514
Add: Reinsurance and other amounts recoverable	240	235
Ending balance	$2,881	$2,749

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist. See Note 8 for additional information on reinsurance.

Variances in incurred costs related to prior years’ unpaid claims and claims expenses that resulted from the differences between actual experience and the Company’s key assumptions were as follows for the six months ended June 30:

	Six Months Ended
(Dollars in millions)	June 30, 2019	June 30, 2018
	$	%(1)	$	%(2)
Actual completion factors	$91	0.4%	$64	0.3%
Medical cost trend	58	0.3	72	0.4
Other	-	-	9	-
Total favorable variance	$149	0.7%	$145	0.7%

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

Prior year development increased shareholders’ net income by $62 million ($78 million before-tax) for the six months ended June 30, 2019, compared with $56 million ($71 million before-tax) for the six months ended June 30, 2018. Favorable prior year development in both periods reflects lower than expected utilization of medical services.

C. Unpaid Claims and Claim Expenses – International Markets and Group Disability and Other

This liability now includes amounts from international health care following our change in segment reporting in 2018 as discussed in Note 1. The prior year presentation has been updated to reflect this segment change.

Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	June 30, 2019	June 30, 2018
Group Disability and Other
Group Disability and Life	$4,827	$4,573
Other Operations	195	193
Total Group Disability and Other	5,022	4,766
International Markets	771	736
Unpaid claims and claim expenses Group Disability and Other and International Markets	$5,793	$5,502

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

	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018
Beginning balance	$5,432	$5,274
Less: Reinsurance	156	140
Beginning balance, net	5,276	5,134
Incurred claims related to:
Current year	2,814	2,699
Prior years:
Interest accretion	81	77
All other incurred	(42)	(89)
Total incurred	2,853	2,687
Paid claims related to:
Current year	1,415	1,376
Prior years	1,275	1,271
Total paid	2,690	2,647
Foreign currency	(16)	(14)
Ending balance, net	5,423	5,160
Add: Reinsurance	175	149
Ending balance	$5,598	$5,309

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities. The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Favorable prior year incurred claims for the six months ended June 30, 2019 and June 30, 2018 primarily reflect favorable life and voluntary loss ratio experience.

Note 8 – Reinsurance

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

A.Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company’s reinsurance recoverables are presented in the following table. The table below includes $ 284 million as of June 30, 2019 and $ 297 million as of December 31, 2018 of current reinsurance recoverables that are reported in other current assets.

(Dollars in millions)		June 30,	December 31,	Collateral and Other Terms
Line of Business	Reinsurer(s)	2019	2018	at June 30, 2019
Ongoing Operations
Integrated Medical, International Markets, Group Disability, COLI	Various	$490	$464	Balances range from less than $1 million up to $64 million. Over 70% of the balance is from companies rated as investment grade by Standard & Poor’s.
Total recoverables related to ongoing operations		490	464
Acquisition, disposition or runoff activities
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,229	3,312	Both companies’ ratings were well above the level that would trigger a contractual obligation to fully secure the outstanding balance.
GMDB (effectively exited in 2013)	Berkshire	817	893	100% secured by assets in a trust.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	742	787	100% secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	250	261	100% secured by assets in a trust.
Other	Various	80	87	100% secured by assets in a trust or other deposits.
Total recoverables related to acquisition, disposition or runoff activities		5,118	5,340
Total reinsurance recoverables		$5,608	$5,804

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.

B. Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Ceded premiums
Individual life insurance and annuity business sold	$32	$34	$66	$71
Other	94	98	190	196
Total ceded premiums	$126	$132	$256	$267
Reinsurance recoveries
Individual life insurance and annuity business sold	$53	$56	$108	$113
Other	-	-	4	47
Total reinsurance recoveries	$53	$56	$112	$160

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

C.Effective Exit of GMDB and GMIB Business

The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.3 billion remaining at June 30, 2019.

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

	June 30,	December 31,
(Dollars in millions, excludes impact of reinsurance ceded)	2019	2018
Account value	$9,009	$8,402
Net amount at risk	$1,873	$2,466
Number of contractholders (estimated)	210,000	220,000

GMIB

The Company reinsured contracts with issuers of GMIB products. The Company’s exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that can only occur within 30 days of a policy anniversary after the appropriate waiting period. The Company has purchased retrocessional coverage (“GMIB assets”) for these contracts including retrocessional coverage from Berkshire.

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

The only assumption expected to impact future shareholders’ net income is non-performance risk. The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the three and six months ended June 30, 2019 and 2018.

GMIB liabilities totaling $736 million as of June 30, 2019 and $706 million as of December 31, 2018 were reported in accrued expenses and other liabilities and other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of June 30, 2019 and December 31, 2018 as follows:

(In millions)
Line of Business	Reinsurer	June 30, 2019	December 31, 2018	Collateral and Other Terms at June 30, 2019
GMIB	Berkshire	$355	$341	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	216	208
	Liberty Re (Bermuda) Ltd.	191	184	93% were secured by assets in a trust.
Total GMIB recoverables reported in other current assets and other assets		$762	$733

Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three or six months ended June 30, 2019 or 2018.

Note 9 – Investments

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

	June 30, 2019			December 31, 2018
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$1,387	$22,474	$23,861	$1,320	$21,608	$22,928
Equity securities	-	245	245	377	171	548
Commercial mortgage loans	21	1,852	1,873	32	1,826	1,858
Policy loans	-	1,402	1,402	-	1,423	1,423
Other long-term investments	-	2,207	2,207	-	1,901	1,901
Short-term investments	257	-	257	316	-	316
Total	$1,665	$28,180	$29,845	$2,045	$26,929	$28,974

A. Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at June 30, 2019:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,388	$1,393
Due after one year through five years	6,568	6,804
Due after five years through ten years	9,525	9,960
Due after ten years	4,283	5,177
Mortgage and other asset-backed securities	504	527
Total	$22,268	$23,861

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
June 30, 2019
Federal government and agency	$522	$245	$-	$767
State and local government	813	85	-	898
Foreign government	2,023	218	(2)	2,239
Corporate	18,406	1,073	(49)	19,430
Mortgage and other asset-backed	504	27	(4)	527
Total	$22,268	$1,648	$(55)	$23,861
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,267	$676	$(7)	$2,936
December 31, 2018
Federal government and agency	$507	$204	$(1)	$710
State and local government	920	66	(1)	985
Foreign government	2,214	155	(7)	2,362
Corporate	18,403	411	(453)	18,361
Mortgage and other asset-backed	506	16	(12)	510
Total	$22,550	$852	$(474)	$22,928
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,264	$479	$(40)	$2,703

(1) Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

Review of declines in fair value. Management reviews debt securities with a decline in fair value from cost for impairment based on criteria that include:

•length of time and severity of decline;

•financial health and specific near term prospects of the issuer;

•changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and

•the Company’s intent to sell or the likelihood of a required sale prior to recovery.

Management believes the unrealized depreciation below to be temporary based on this review, and therefore has not impaired these amounts. The table below summarizes debt securities with a decline in fair value from amortized cost by the length of time these securities have been in an unrealized loss position.

	June 30, 2019				December 31, 2018
	Fair	Amortized	Unrealized	Number	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues	Value	Cost	Depreciation	of Issues
One year or less
Investment grade	$165	$168	$(3)	51	$7,127	$7,367	$(240)	1,324
Below investment grade	$204	$208	$(4)	297	$1,185	$1,240	$(55)	1,190
More than one year
Investment grade	$1,499	$1,533	$(34)	401	$3,023	$3,181	$(158)	784
Below investment grade	$292	$306	$(14)	180	$249	$270	$(21)	245

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of June 30, 2019 and December 31, 2018:

(Dollars in millions)	June 30, 2019			December 31, 2018
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$1,142	2.19		$1,132	2.14
60% to 79%	615	1.91		650	1.93
80% to 100%	116	1.41		76	1.49
Total	$1,873	2.05	58%	$1,858	2.04	58%

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The Company’s investment professionals completed the annual in-depth review in the second quarter of 2019 that included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimated the current year and future stabilized property income and fair value for each loan.

The Company re-evaluates a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

Impaired commercial mortgage loans. A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due per the terms of the promissory note. Impaired loans are carried at the lower of the unpaid principal balance or fair value of the underlying collateral. Writedowns are recorded in realized investment losses. Interest income on impaired mortgage loans is only recognized when a payment is received.

The total amount of impaired commercial mortgage loans as of June 30, 2019 and December 31, 2018 was not material.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:

	June 30,	December 31,
(In millions)	2019	2018
Corporate securities	$1,036	$581
Federal government securities	$175	$82
Foreign government securities	$157	$238
Money market funds	$515	$1,174

B. Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business, as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Net realized investment gains (losses), excluding investment asset write-downs	$25	$3	$36	$(13)
Write-downs on debt securities	(2)	(5)	(3)	(18)
Write-downs on other invested assets	-	(1)	-	(5)
Net realized investment gains (losses), before income taxes	$23	$(3)	$33	$(36)

Net realized investment gains, excluding investment asset write-downs, for the six months ended June 30, 2019 primarily represent mark-to-market gains on equity securities and gains on the sales of debt securities and a real estate partnership. Net realized investment losses, excluding investment asset write-downs, for the six months ended June 30, 2018 represent mark-to-market losses on equity securities and losses on the sales of debt securities, partially offset by gains on the sales of real estate partnerships. Realized gains or losses on equity securities still held at June 30, 2019 and 2018 were not material.

The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Proceeds from sales	$565	$774	$1,651	$1,273
Gross gains on sales	$9	$13	$23	$18
Gross losses on sales	$(2)	$(7)	$(12)	$(29)

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

The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty and amounts posted were not significant as of June 30, 2019 or December 31, 2018.

The Company’s derivative financial instruments are presented as follows:

•Fair value hedges of the foreign exchange-related changes in fair values of certain foreign-denominated bonds: Swap fair values are reported in long-term investments or other non-current liabilities. Changes in fair values attributable to foreign exchange risk of the swap contracts and the hedged bonds are reported in other realized investment gains and losses. The portion of the swap contracts’ changes in fair value excluded from the assessment of hedge effectiveness is recorded in accumulated other comprehensive income and recognized in net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds.

•Net investment hedges of certain foreign subsidiaries that conduct their business principally in Euros: The fair values of the swap contracts are reported in other assets or other non-current liabilities. The changes in fair values of these instruments are reported in other comprehensive income, specifically in translation of foreign currencies. The portion of the change in swap fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries. The remaining changes in swap fair value are excluded from our effectiveness assessment and recognized in interest expense as swap coupon payments are accrued. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.

•Economic hedges for derivatives not designated as accounting hedges: Fair values of forward contracts are reported in current investments or accrued expenses and other liabilities. The changes in fair values are reported in net realized investment gains and losses.

Gross fair values of our derivative financial instruments are presented in Note 10. As of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, the effects of derivative instruments on the Consolidated Financial Statements were not material, including gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income, as well as amounts excluded from the assessment of hedge effectiveness. The following table summarizes the types and notional quantity of derivative instruments held by the Company.

		Notional Value as of
(In millions)		June 30,	December 31,
Type of Instrument	Purpose	2019	2018
Foreign currency swap contracts	Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	$636	$525
Foreign currency swap contracts	Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	$439	$439
Foreign currency forward contracts	Economic hedge: To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.	$382	$309

Note 10 – Fair Value Measurements

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

A.Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of June 30, 2019 and December 31, 2018 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders

.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Financial assets at fair value
Debt securities
Federal government and agency	$219	$209	$548	$501	$-	$-	$767	$710
State and local government	-	-	898	985	-	-	898	985
Foreign government	-	-	2,211	2,356	28	6	2,239	2,362
Corporate	-	-	19,199	18,127	231	234	19,430	18,361
Mortgage and other asset-backed	-	-	387	372	140	138	527	510
Total debt securities	219	209	23,243	22,341	399	378	23,861	22,928
Equity securities (1)	8	384	51	43	32	32	91	459
Short-term investments	-	-	257	316	-	-	257	316
Derivative assets	-	-	63	53	-	-	63	53
Real estate funds priced at NAV as a practical expedient (2)							217	239
Financial liabilities at fair value
Derivative liabilities	$-	$-	$14	$10	$-	$-	$14	$10
(1) Excludes certain equity securities that have no readily determinable fair value.

(2) As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV“))including changes in the fair value of its underlying investments. The funds have a quarterly redemption frequency, 45-90 day redemption notice period and $57 million in unfunded commitments as of June 30, 2019.

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

Debt and equity securities. Approximately 97% of the Company’s investments in debt and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many debt securities do not trade daily. Pricing models are used to determine these prices when recent trades are not available. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of June 30, 2019 or December 31, 2018. The nature and use of these derivative financial instruments are described in Note 9.

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

Fair values of mortgage and other asset-backed securities, as well as corporate and government debt securities, are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. Inputs and assumptions for pricing may also include collateral attributes and prepayment speeds for mortgage and other asset-backed securities. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation as well as the issuer’s financial statements.

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of June 30, 2019 and December 31, 2018. The range and weighted average basis point amounts (“bps”) for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average) as of
	June 30,	December 31,	Unobservable Input	June 30,	December 31,
(Fair value in millions )	2019	2018	June 30, 2019	2019	2018
Debt securities
Corporate and government debt securities	$259	$229	Liquidity	70 - 930 (270) bps	50 - 930 (230) bps
Mortgage and other asset-backed securities	140	138	Liquidity	60 - 350 (70) bps	60 - 340 (70) bps
			Weighting of credit spreads	230 - 420 (310) bps	190 - 340 (260) bps
Securities not priced by the Company (1)	-	11
Total Level 3 debt securities	$399	$378

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2019 and 2018. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

Debt and Equity Securities
(In millions)	For the Three Months Ended June 30,
	2019	2018
Balance at April 1,	$436	$596
Total (losses) included in shareholders’ net income	-	(1)
Gains (losses) included in other comprehensive income	5	(5)
(Losses) required to adjust future policy benefits for settlement annuities (1)	-	(2)
Purchases, sales, settlements
Purchases	43	6
Sales	-	-
Settlements	(9)	(13)
Total purchases, sales and settlements	34	(7)
Transfers into/(out of) Level 3
Transfers into Level 3	13	-
Transfers out of Level 3	(57)	(53)
Total transfers (out of) Level 3	(44)	(53)
Balance at June 30,	$431	$528
Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(1)	$(1)

(1) Amounts do not accrue to shareholders.

Debt and Equity Securities
(In millions)	For the Six Months Ended June 30,
	2019	2018
Balance at January 1,	$410	$732
Total (losses) included in shareholders’ net income	(1)	(21)
Gains (losses) included in other comprehensive income	12	(10)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	2	(6)
Purchases, sales, settlements
Purchases	43	16
Sales	-	(11)
Settlements	(10)	(15)
Total purchases, sales and settlements	33	(10)
Transfers into/(out of) Level 3
Transfers into Level 3	33	20
Transfers out of Level 3 (2)	(58)	(177)
Total transfers (out of) Level 3	(25)	(157)
Balance at June 30,	$431	$528
Total (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$(8)

(1) Amounts do not accrue to shareholders.

(2) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities). Private equity securities of $70 million as of December 31, 2017 are included in the 2018 Transfers out of Level 3 amount.

Total gains and losses included in shareholders’ net income in the tables above are reflected in the Consolidated Statements of Income as realized investment gains (losses) and net investment income.

Gains and losses included in other comprehensive income in the tables above are reflected in net unrealized appreciation (depreciation) on securities in the Consolidated Statements of Comprehensive Income.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers between Level 2 and Level 3 during 2019 and 2018 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors. As noted above, transfers out of Level 3 during 2018 also included $70 million of private equity securities that are no longer carried at fair value.

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

Fair values of separate account assets at June 30, 2019 and December 31, 2018 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Guaranteed separate accounts (See Note 16)	$209	$187	$281	$267	$-	$-	$490	$454
Non-guaranteed separate accounts (1)	1,342	1,204	5,554	5,216	235	233	7,131	6,653
Subtotal	$1,551	$1,391	$5,835	$5,483	$235	$233	7,621	7,107
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							724	732
Total separate account assets							$8,345	$7,839

(1) Non-guaranteed separate accounts included $3.9 billion as of June 30, 2019 and $3.8 billion as of December 31, 2018 in assets supporting the Company’s pension plans, including $0.2 billion classified in Level 3 as of June 30, 2019 and December 31, 2018.

Separate account assets in Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:

•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include commercial mortgage loans as well as certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above.Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2019 and 2018.

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

			Unfunded
			Commitments	Redemption Frequency
	Fair Value as of		as of	(if currently	Redemption Notice
(In millions)	June 30, 2019	December 31, 2018	June 30, 2019	eligible)	Period
Securities partnerships	$494	$477	$360	Not applicable	Not applicable
Real estate funds	218	237	-	Quarterly	30 - 90 days
Hedge funds	12	18	-	Up to annually, varying by fund	30 - 90 days
Total	$724	$732	$360

As of June 30, 2019, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Security partnerships are contractually unredeemable, and the underlying investment assets are expected to be liquidated by the investees within ten years after inception.

B.Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as investments when they become impaired, including investment real estate and commercial mortgage loans, and certain equity securities with no readily determinable fair value. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. For the six months ended June 30, 2019, there were immaterial gains relating to price changes for equity securities with no readily determinable fair value and no impaired investments written down to their fair values. For the six months ended June 30, 2018, there were immaterial realized investment losses resulting from impairments on these assets, and no price changes for the equity securities with no readily determinable fair value. Carrying values represented less than 1% of total investments for both 2019 and 2018.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2019 and December 31, 2018. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

(In millions)		June 30, 2019		December 31, 2018
	Classification in Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,906	$1,873	$1,832	$1,858
Long-term debt, including current maturities, excluding finance leases	Level 2	$40,237	$38,113	$40,819	$40,829

Fair values of off-balance sheet financial instruments were not material as of June 30, 2019 and December 31, 2018.

Note 11 – Variable Interest Entities

When the Company becomes involved with a variable interest entity and when there is a change in the Company’s involvement with an entity, the Company must determine if it is the primary beneficiary and must consolidate the entity. The Company is considered the primary beneficiary if it has the power to direct the entity’s most significant economic activities and has the right to receive benefits or obligation to absorb losses that could be significant to the entity. The Company evaluates the following criteria:

•the structure and purpose of the entity;

•the risks and rewards created by and shared through the entity; and

•the Company’s ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

The Company determined it was not a primary beneficiary in any material variable interest entities as of June 30, 2019 or December 31, 2018. The Company’s involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights. The Company’s maximum exposure to these entities of $3.3 billion across approximately 135 limited partnerships as of June 30, 2019 includes $1.7 billion reported in long-term investments and commitments to contribute an additional $1.7 billion. The Company’s noncontrolling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities. In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of June 30, 2019 that is reported in debt securities. The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures, independent physician associations, health care start-up and growth stage companies, and a joint venture in India that are variable interest entities. The carrying values and maximum exposures associated with these arrangements are immaterial.

The Company has not provided, and does not intend to provide, financial support to any of the above entities that it is not contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018

Securities and Derivatives
Beginning balance	$460	$99	$18	$328
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	-	-	-	65
Reclassification adjustment to retained earnings related to new financial instruments guidance (1)	-	-	-	(4)
Reclassification adjustment from retained earnings related to new hedging guidance (1)	-	-	-	(6)
Adjusted beginning balance	460	99	18	383
Appreciation (depreciation) on securities and derivatives	442	(186)	1,007	(571)
Tax (expense) benefit	(94)	39	(216)	116
Net appreciation (depreciation) on securities and derivatives	348	(147)	791	(455)
Reclassification adjustment for losses (gains) included in shareholders’ net income (net realized investment losses (gains))	(6)	(2)	(7)	28
Tax (expense) benefit	1	-	1	(6)
Net losses (gains) reclassified from AOCI to net income	(5)	(2)	(6)	22
Other comprehensive (loss), net of tax	343	(149)	785	(433)
Ending balance	$803	$(50)	$803	$(50)

Translation of foreign currencies
Beginning balance	$(245)	$(24)	$(221)	$(65)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	-	-	-	(4)
Adjusted beginning balance	(245)	(24)	(221)	(69)
Translation of foreign currencies	(40)	(151)	(63)	(105)
Tax (expense)	-	(1)	(1)	(2)
Net translation of foreign currencies	(40)	(152)	(64)	(107)
Ending balance	$(285)	$(176)	$(285)	$(176)

Postretirement benefits liability
Beginning balance	$(1,497)	$(1,622)	$(1,508)	$(1,345)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	-	-	-	(290)
Adjusted beginning balance	(1,497)	(1,622)	(1,508)	(1,635)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (selling, general and administrative expenses)	16	17	31	34
Reclassification adjustment for settlement (selling, general and administrative expenses)	-	-	10	-
Tax benefit (expense)	5	(3)	(9)	(7)
Net adjustments reclassified from AOCI to net income	21	14	32	27
Valuation update	(8)	(12)	(8)	(12)
Tax (expense) benefit	1	3	1	3
Net change due to valuation update	(7)	(9)	(7)	(9)
Other comprehensive income, net of tax	14	5	25	18
Ending balance	$(1,483)	$(1,617)	$(1,483)	$(1,617)

(1) See Note 2 in Cigna’s 2018 Form 10-K for further information about the Company’s adoption of new accounting standards in 2018.

Note 13 – Pension and Other Postretirement Benefit Plans

A.About our Plans

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

B.Cost of Our Plans

Net pension and other postretirement benefits cost was as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$-	$-	$1	$1	$-	$-	$-	$-
Interest cost	48	42	97	84	2	2	4	4
Expected long-term return on plan assets	(67)	(64)	(123)	(128)	-	-	-	-
Amortization of:
Net loss from past experience	16	18	32	35	-	-	-	-
Prior service cost	-	-	-	-	-	(1)	(1)	(1)
Litigation settlement - plan amendment	-	-	142	-	-	-	-	-
Settlement loss	-	-	10	-	-	-	-	-
Net (benefit) cost	$(3)	$(4)	$159	$(8)	$2	$1	$3	$3

As further discussed in Note 16, Old Cigna and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1997. In the first quarter of 2019, the Plan implemented the court order described in Note 16 resulting in an increase to the pension liability of $142 million. The Company reversed a litigation reserve for this matter in the same amount resulting in no impact on net income.

Pension and other postretirement benefits expense, including reversal of the litigation reserve discussed above, is reported in “interest expense and other” in the Consolidated Statements of Income. The Company did not make any contributions to the domestic qualified pension plans for the six months ended June 30, 2019. Contributions to these plans are expected to be immaterial for the remainder of 2019.

Note 14 – Leases

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

The Company has lease agreements with lease and non-lease components that are accounted for as a single lease component. Variable lease payments are expensed as incurred and represent amounts that are not fixed in nature, such as maintenance and other services provided by the lessor, and are not tied to an index or rate.

The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2019	June 30, 2019
Operating lease costs	$47	$94
Finance lease costs:
Amortization of ROU assets	6	14
Interest on lease liabilities	1	2
Total finance lease costs	7	16
Variable lease costs	11	23
Total lease costs	$65	$133

Supplemental cash flow information related to leases was as follows:

Six Months Ended
(In millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$84
Operating cash outflows from finance leases	$2
Financing cash outflows from finance leases	$12

ROU assets obtained in exchange for lease obligations:
Operating leases	$49
Finance leases	$53

Operating and finance lease ROU assets and lease liabilities were as follows at the balance sheet date:

(In millions)	June 30, 2019
Operating leases:
Operating lease ROU assets	$587

Accrued expenses and other current liabilities	163
Other non-current liabilities	512
Total operating lease liabilities	$675

Finance leases:
Property and equipment, gross	$105
Accumulated depreciation	(12)
Property and equipment, net	$93

Short-term debt	$22
Long-term debt	70
Total finance lease liabilities	$92

As of June 30, 2019, the weighted average remaining lease term was 5 years for operating leases and 6 years for finance leases, and the weighted average discount rate for operating leases was 3.89% and 3.87% for finance leases.

Maturities of lease liabilities as of June 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$90	$14
2020	174	24
2021	144	16
2022	125	15
2023	84	10
Thereafter	133	24
Total lease payments	750	103
Less: imputed interest	75	11
Total	$675	$92

Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

Note 15 – Income Taxes

A.Income Tax Expense

The 21.5% effective tax rate for the six months ended June 30, 2019 was lower than the 25.6% rate for the same period in 2018. The decline was primarily due to suspension of the non-deductible health insurance industry tax as well as incremental state tax benefits recognized in the period.

B.Uncertain Tax Positions and Other Tax Matters

Changes in uncertain tax positions for the six months ended June 30, 2019 and 2018 were immaterial. Settlement of state tax return audits in the first half of 2019 resulted in incremental tax benefits.

Note 16 – Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A.Financial Guarantees: Retiree and Life Insurance Benefits

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or “Prudential”) has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2019, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $456 million. These guarantees are generally provided by the Company with minimal reinsurance from third parties. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2019. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 10).

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B.Certain Other Guarantees

The Company had indemnification obligations as of June 30, 2019 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of June 30, 2019.

C.Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

There were no material impacts related to existing or new guaranty fund assessments for the six months ended June 30, 2019.

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

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below. When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income. The estimated loss is the Company’s best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range). For material pending litigation and legal or regulatory matters discussed below, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. The Company’s accruals for the matters discussed below under “Litigation Matters,” as well as litigation related to certain of the Company’s claim operating practices and disputes around reimbursement rates to providers, are immaterial. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period. The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in these ongoing litigation matters or any future claims or litigation.

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

The litigation between the parties remains pending. A trial was held during the first quarter of 2019. Oral arguments on post-trial briefs have been scheduled for November 2019 and we expect the judge to issue a decision in the first quarter of 2020. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.

Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million in damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in February 2020. There is no tentative trial date. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.

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

Note 17 – Condensed Consolidating Financial Information

Effective with the Merger that closed on December 20, 2018 (see Note 4 for further information) the senior notes issued by Cigna, Old Cigna, Express Scripts, ESI and Medco became jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by Cigna, Old Cigna, Express Scripts, ESI and Medco, as applicable. All of the guarantor subsidiaries are 100% owned by Cigna. Details of these debt obligations are presented in Note 6. The following condensed consolidating financial information has been prepared in accordance with the requirements as prescribed by the SEC in Regulation S-X. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the periods for various reasons, including, but not limited to, intercompany transactions and integration of systems.

The condensed consolidating financial information is presented separately for:

(i)Cigna (the Parent Company), guarantor, the issuer of certain guaranteed obligations;

(ii)Old Cigna (former Parent Company), guarantor, the issuer of additional guaranteed obligations;

(iii)Express Scripts, guarantor, the issuer of additional guaranteed obligations;

(iv)ESI, guarantor, the issuer of additional guaranteed obligations through June 15, 2019;

(v)Medco, guarantor through June 15, 2019, the issuer of additional guaranteed obligations;

(vi)Non-guarantor subsidiaries, on a combined basis;

(vii)Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Cigna, Old Cigna, Express Scripts, ESI, Medco and the non-guarantor subsidiaries, (b) eliminate the investments in our subsidiaries and (c) record consolidating entries; and

(viii)Cigna and subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2019

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$18,978	$3,291	$14,776	$(10,757)	$26,288
Premiums	-	-	-	-	-	9,803	-	9,803
Fees and other revenues	-	-	-	225	9	4,417	(2,263)	2,388
Net investment income	1	-	27	4	3	305	-	340
Total revenues	1	-	27	19,207	3,303	29,301	(13,020)	38,819
Benefits and expenses
Pharmacy and other service costs	-	-	-	17,660	2,977	16,274	(11,948)	24,963
Medical costs and other benefit expenses	-	-	-	-	-	7,612	(36)	7,576
Selling, general and administrative expenses	-	87	30	924	231	3,144	(1,036)	3,380
Amortization of acquired intangible assets	-	-	-	574	82	81	-	737
Total benefits and expenses	-	87	30	19,158	3,290	27,111	(13,020)	36,656
Income (loss) from operations	1	(87)	(3)	49	13	2,190	-	2,163
Interest and other expense	(229)	(53)	(122)	(3)	(5)	(16)	-	(428)
Intercompany interest income (expense)	(34)	(8)	122	(61)	(38)	19	-	-
Net realized investment gains	-	-	-	-	-	23	-	23
Income (loss) before income taxes	(262)	(148)	(3)	(15)	(30)	2,216	-	1,758
Total income tax (benefit) expense	(69)	(36)	(1)	(4)	(49)	507	-	348
Income (loss) before equity in earnings of subsidiaries	(193)	(112)	(2)	(11)	19	1,709	-	1,410
Equity in earnings of subsidiaries	1,601	1,069	646	543	95	-	(3,954)	-
Net income	1,408	957	644	532	114	1,709	(3,954)	1,410
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	2	-	2
Shareholders' net income	$1,408	$957	$644	$532	$114	$1,707	$(3,954)	$1,408
Other comprehensive income, net of tax	317	315	2	2	-	308	(627)	317
Shareholders' comprehensive income	$1,725	$1,272	$646	$534	$114	$2,015	$(4,581)	$1,725

Condensed Consolidating Statements of Income
	For the Three Months Ended June 30, 2018

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$-	$-	$758	$-	$758
Premiums	-	-	-	-	-	9,012	-	9,012
Fees and other revenues	-	-	-	-	-	1,358	-	1,358
Net investment income	-	-	-	-	-	352	-	352
Total revenues	-	-	-	-	-	11,480	-	11,480
Benefits and expenses
Pharmacy and other service costs	-	-	-	-	-	613	-	613
Medical costs and other benefit expenses	-	-	-	-	-	6,845	-	6,845
Selling, general and administrative expenses	-	171	-	-	-	2,666	-	2,837
Amortization of acquired intangible assets	-	-	-	-	-	24	-	24
Total benefits and expenses	-	171	-	-	-	10,148	-	10,319
Income (loss) from operations	-	(171)	-	-	-	1,332	-	1,161
Interest and other expense	-	(42)	-	-	-	(14)	-	(56)
Intercompany interest income (expense)	-	(18)	-	-	-	18	-	-
Net realized investment (losses)	-	-	-	-	-	(3)	-	(3)
Income (loss) before income taxes	-	(231)	-	-	-	1,333	-	1,102
Total income tax (benefit) expense	-	(28)	-	-	-	322	-	294
Income (loss) before equity in earnings of subsidiaries	-	(203)	-	-	-	1,011	-	808
Equity in earnings of subsidiaries	806	1,009	-	-	-	-	(1,815)	-
Net income	806	806	-	-	-	1,011	(1,815)	808
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	2	-	2
Shareholders' net income	$806	$806	$-	$-	$-	$1,009	$(1,815)	$806
Other comprehensive (loss), net of tax	(296)	(296)	-	-	-	(310)	606	(296)
Shareholders' comprehensive income	$510	$510	$-	$-	$-	$699	$(1,209)	$510

Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2019

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$36,600	$7,054	$28,918	$(21,105)	$51,467
Premiums	-	-	-	-	-	19,774	-	19,774
Fees and other revenues	-	-	-	415	93	7,518	(3,188)	4,838
Net investment income (loss)	(8)	-	42	7	5	640	-	686
Total revenues	(8)	-	42	37,022	7,152	56,850	(24,293)	76,765
Benefits and expenses
Pharmacy and other service costs	-	-	-	34,023	6,666	30,620	(22,296)	49,013
Medical costs and other benefit expenses	-	-	-	-	-	15,232	(36)	15,196
Selling, general and administrative expenses	(99)	160	43	1,759	318	6,463	(1,961)	6,683
Amortization of acquired intangible assets	-	-	-	1,151	165	164	-	1,480
Total benefits and expenses	(99)	160	43	36,933	7,149	52,479	(24,293)	72,372
Income (loss) from operations	91	(160)	(1)	89	3	4,371	-	4,393
Interest and other expense	(466)	(140)	(246)	(7)	(14)	(7)	-	(880)
Intercompany interest income (expense)	(65)	(11)	246	(123)	(77)	30	-	-
Net realized investment gains	-	-	-	-	-	33	-	33
Income (loss) before income taxes	(440)	(311)	(1)	(41)	(88)	4,427	-	3,546
Total income tax (benefit) expense	(106)	(67)	-	(21)	(66)	1,024	-	764
Income (loss) before equity in earnings of subsidiaries	(334)	(244)	(1)	(20)	(22)	3,403	-	2,782
Equity in earnings of subsidiaries	3,110	2,221	1,134	975	179	-	(7,619)	-
Net income	2,776	1,977	1,133	955	157	3,403	(7,619)	2,782
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	6	-	6
Shareholders' net income	$2,776	$1,977	$1,133	$955	$157	$3,397	$(7,619)	$2,776
Other comprehensive income, net of tax	746	743	3	3	-	720	(1,469)	746
Shareholders' comprehensive income	$3,522	$2,720	$1,136	$958	$157	$4,117	$(9,088)	$3,522

Condensed Consolidating Statements of Income
	For the Six Months Ended June 30, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$-	$-	$1,475	$-	$1,475
Premiums	-	-	-	-	-	18,011	-	18,011
Fees and other revenues	-	-	-	-	-	2,726	-	2,726
Net investment income	-	-	-	-	-	681	-	681
Total revenues	-	-	-	-	-	22,893	-	22,893
Benefits and expenses
Pharmacy and other service costs	-	-	-	-	-	1,174	-	1,174
Medical costs and other benefit expenses	-	-	-	-	-	13,617	-	13,617
Selling, general and administrative expenses	-	235	-	-	-	5,347	-	5,582
Amortization of acquired intangible assets	-	-	-	-	-	51	-	51
Total benefits and expenses	-	235	-	-	-	20,189	-	20,424
Income (loss) from operations	-	(235)	-	-	-	2,704	-	2,469
Interest and other income (expense)	-	(127)	-	-	-	14	-	(113)
Intercompany interest income (expense)	-	(34)	-	-	-	34	-	-
Net realized investment (losses)	-	-	-	-	-	(36)	-	(36)
Income (loss) before income taxes	-	(396)	-	-	-	2,716	-	2,320
Total income tax (benefit) expense	-	(67)	-	-	-	662	-	595
Income (loss) before equity in earnings of subsidiaries	-	(329)	-	-	-	2,054	-	1,725
Equity in earnings of subsidiaries	1,721	2,050	-	-	-	-	(3,771)	-
Net income	1,721	1,721	-	-	-	2,054	(3,771)	1,725
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	4	-	4
Shareholders' net income	$1,721	$1,721	$-	$-	$-	$2,050	$(3,771)	$1,721
Other comprehensive (loss), net of tax	(522)	(522)	-	-	-	(547)	1,069	(522)
Shareholders' comprehensive income	$1,199	$1,199	$-	$-	$-	$1,503	$(2,702)	$1,199

Condensed Consolidating Balance Sheets
	As of June 30, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Assets
Cash and cash equivalents	$-	$-	$521	$41	$-	$3,048	$-	$3,610
Investments	16	6	31	-	-	1,612	-	1,665
Accounts receivable, net	-	-	1	4,313	657	6,729	-	11,700
Inventories	-	-	-	-	-	2,298	-	2,298
Other current assets	98	158	-	283	33	864	-	1,436
Total current assets	114	164	553	4,637	690	14,551	-	20,709
Long-term investments	-	10	-	-	-	28,170	-	28,180
Reinsurance recoverables	-	-	-	-	-	5,324	-	5,324
Deferred policy acquisition costs	-	-	-	-	-	2,821	-	2,821
Property and equipment	-	-	-	2,349	-	2,189	-	4,538
Investments in subsidiaries	71,539	29,092	53,246	18,094	8,304	-	(180,275)	-
Intercompany receivables, net	-	2,998	-	9,250	1,800	26,547	(40,595)	-
Goodwill	-	-	30,961	-	-	13,488	-	44,449
Other intangible assets	-	-	8,400	18,017	6,875	4,425	-	37,717
Other assets	27	233	-	148	82	2,044	(216)	2,318
Separate account assets	-	-	-	-	-	8,345	-	8,345
TOTAL ASSETS	$71,680	$32,497	$93,160	$52,495	$17,751	$107,904	$(221,086)	$154,401
Liabilities
Current insurance and contractholder liabilities	$-	$-	$-	$-	$-	$6,930	$-	$6,930
Pharmacy and service costs payable	-	-	-	9,727	944	726	-	11,397
Accounts payable	24	-	-	812	3	3,678	-	4,517
Accrued expenses and other liabilities	176	338	115	1,513	174	4,397	-	6,713
Short-term debt	1,988	300	-	13	-	9	-	2,310
Total current liabilities	2,188	638	115	12,065	1,121	15,740	-	31,867
Non-current insurance and contractholder liabilities	-	-	-	-	-	20,118	-	20,118
Deferred tax liabilities, net	-	-	2,000	4,766	1,658	1,199	(216)	9,407
Other non-current liabilities	-	702	-	588	242	2,398	-	3,930
Intercompany payables, net	5,201	4,505	30,401	-	-	488	(40,595)	-
Long-term debt	20,476	4,814	10,943	40	504	108	-	36,885
Separate account liabilities	-	-	-	-	-	8,345	-	8,345
TOTAL LIABILITIES	27,865	10,659	43,459	17,459	3,525	48,396	(40,811)	110,552
Redeemable noncontrolling interests	-	-	-	-	-	31	-	31
TOTAL SHAREHOLDERS’ EQUITY	43,815	21,838	49,701	35,036	14,226	59,474	(180,275)	43,815
Noncontrolling interests	-	-	-	-	-	3	-	3
TOTAL EQUITY	43,815	21,838	49,701	35,036	14,226	59,477	(180,275)	43,818
TOTAL LIABILITIES AND EQUITY	$71,680	$32,497	$93,160	$52,495	$17,751	$107,904	$(221,086)	$154,401

Condensed Consolidating Balance Sheets
	As of December 31, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Assets
Cash and cash equivalents	$243	$-	$633	$43	$-	$2,936	$-	$3,855
Investments	-	-	-	-	-	2,045	-	2,045
Accounts receivable, net	-	-	-	4,206	748	5,519	-	10,473
Inventories	-	-	-	-	-	2,821	-	2,821
Other current assets	14	59	-	310	-	1,063	(210)	1,236
Total current assets	257	59	633	4,559	748	14,384	(210)	20,430
Long-term investments	-	10	-	-	-	26,919	-	26,929
Reinsurance recoverables	-	-	-	-	-	5,507	-	5,507
Deferred policy acquisition costs	-	-	-	-	-	2,821	-	2,821
Property and equipment	-	-	-	2,432	-	2,130	-	4,562
Investments in subsidiaries	68,969	27,544	52,035	17,115	8,117	-	(173,780)	-
Intercompany receivables, net	-	4,505	-	7,425	2,335	24,882	(39,147)	-
Goodwill	-	-	31,049	-	-	13,456	-	44,505
Other intangible assets	-	-	8,400	18,962	7,040	4,601	-	39,003
Other assets	48	198	-	68	74	1,488	(246)	1,630
Separate account assets	-	-	-	-	-	7,839	-	7,839
TOTAL ASSETS	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226
Liabilities
Current insurance and contractholder liabilities	$-	$-	$-	$-	$-	$6,801	$-	$6,801
Pharmacy and service costs payable	-	-	-	8,422	1,579	701	-	10,702
Accounts payable	22	-	-	834	4	3,506	-	4,366
Accrued expenses and other liabilities	396	182	129	1,387	189	4,998	(210)	7,071
Short-term debt	-	1,500	995	353	-	107	-	2,955
Total current liabilities	418	1,682	1,124	10,996	1,772	16,113	(210)	31,895
Non-current insurance and contractholder liabilities	-	-	-	-	-	19,974	-	19,974
Deferred tax liabilities, net	-	-	2,001	5,012	1,685	1,001	(246)	9,453
Other non-current liabilities	-	685	-	497	290	1,998	-	3,470
Intercompany payables, net	4,965	4,361	29,569	-	-	252	(39,147)	-
Long-term debt	22,863	5,110	10,932	24	506	88	-	39,523
Separate account liabilities	-	-	-	-	-	7,839	-	7,839
TOTAL LIABILITIES	28,246	11,838	43,626	16,529	4,253	47,265	(39,603)	112,154
Redeemable noncontrolling interests	-	-	-	-	-	37	-	37
TOTAL SHAREHOLDERS’ EQUITY	41,028	20,478	48,491	34,032	14,061	56,718	(173,780)	41,028
Noncontrolling interest	-	-	-	-	-	7	-	7
TOTAL EQUITY	41,028	20,478	48,491	34,032	14,061	56,725	(173,780)	41,035
TOTAL LIABILITIES AND EQUITY	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226

Condensed Consolidating Cash Flow Statements
	For the Six Months Ended June 30, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$771	$1,732	$103	$3,312	$(528)	$1,610	$(2,769)	$4,231
Cash Flows from Investing Activities
Net change in loans due to (from) affiliates	-	1,600	(2,005)	-	-	478	(73)	-
Proceeds from investments sold:
Debt securities and equity securities	-	-	-	-	-	2,036	-	2,036
Investment maturities and repayments:
Debt securities and equity securities	-	-	-	-	-	738	-	738
Commercial mortgage loans	-	-	-	-	-	169	-	169
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	-	-	-	-	650	-	650
Investments purchased or originated:
Debt securities and equity securities	-	-	-	-	-	(2,212)	-	(2,212)
Commercial mortgage loans	-	-	-	-	-	(184)	-	(184)
Other (primarily short-term and other long-term investments)	(16)	(6)	(31)	-	-	(794)	-	(847)
Property and equipment purchases, net	-	-	-	(147)	-	(350)	-	(497)
Acquisitions, net of cash acquired	-	-	-	-	-	(6)	-	(6)
Other, net	-	-	-	-	-	(6)	-	(6)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(16)	1,594	(2,036)	(147)	-	519	(73)	(159)
Cash Flows from Financing Activities
Net change in amounts due to (from) affiliates	305	(478)	2,821	(2,825)	528	(424)	73	-
Intercompany dividends paid	-	(1,348)	-	-	-	(1,377)	2,725	-
Deposits and interest credited to contractholder deposit funds	-	-	-	-	-	498	-	498
Withdrawals and benefit payments from contractholder deposit funds	-	-	-	-	-	(542)	-	(542)
Net change in short-term debt	990	(1,500)	-	(5)	-	(106)	-	(621)
Repayment of long-term debt	(1,403)	-	(1,000)	(337)	-	-	-	(2,740)
Repurchase of common stock	(866)	-	-	-	-	-	-	(866)
Issuance of common stock	70	-	-	-	-	-	-	70
Other, net	(94)	-	-	-	-	(56)	44	(106)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(998)	(3,326)	1,821	(3,167)	528	(2,007)	2,842	(4,307)
Effect of foreign currency rate changes on cash and cash equivalents	-	-	-	-	-	(10)	-	(10)
Net (decrease) increase in cash and cash equivalents	(243)	-	(112)	(2)	-	112	-	(245)
Cash and cash equivalents, January 1, 2019	243	-	633	43	-	2,936	-	3,855
Cash and cash equivalents, June 30, 2019	$-	$-	$521	$41	$-	$3,048	$-	$3,610

Condensed Consolidating Cash Flow Statements
	For the Six Months Ended June 30, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$885	$-	$-	$-	$3,031	$(896)	$3,020
Cash Flows from Investing Activities
Net change in loans due to affiliates	-	-	-	-	-	301	(301)	-
Proceeds from investments sold:
Debt securities and equity securities	-	-	-	-	-	1,273	-	1,273
Investment maturities and repayments:
Debt securities and equity securities	-	-	-	-	-	887	-	887
Commercial mortgage loans	-	-	-	-	-	88	-	88
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	43	-	-	-	369	-	412
Investments purchased or originated:
Debt securities and equity securities	-	-	-	-	-	(3,544)	-	(3,544)
Commercial mortgage loans	-	-	-	-	-	(194)	-	(194)
Other (primarily short-term and other long-term investments)	-	-	-	-	-	(501)	-	(501)
Property and equipment purchases, net	-	-	-	-	-	(220)	-	(220)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	43	-	-	-	(1,541)	(301)	(1,799)
Cash Flows from Financing Activities
Net change in amounts due (from) affiliates	-	(301)	-	-	-	-	301	-
Intercompany dividends paid	-	-	-	-	-	(896)	896	-
Deposits and interest credited to contractholder deposit funds	-	-	-	-	-	574	-	574
Withdrawals and benefit payments from contractholder deposit funds	-	-	-	-	-	(594)	-	(594)
Net change in short-term debt	-	(5)	-	-	-	-	-	(5)
Repayment of long-term debt	-	(131)	-	-	-	-	-	(131)
Repurchase of common stock	-	(310)	-	-	-	-	-	(310)
Issuance of common stock	-	27	-	-	-	-	-	27
Other, net	-	(177)	-	-	-	74	-	(103)
NET CASH (USED IN) FINANCING ACTIVITIES	-	(897)	-	-	-	(842)	1,197	(542)
Effect of foreign currency rate changes on cash and cash equivalents	-	-	-	-	-	(17)	-	(17)
Net increase in cash and cash equivalents	-	31	-	-	-	631	-	662
Cash and cash equivalents, January 1, 2018	-	9	-	-	-	2,963	-	2,972
Cash and cash equivalents, June 30, 2018	$-	$40	$-	$-	$-	$3,594	$-	$3,634

Note 18 – Segment Information

See Note 1 for a description of our segments that changed effective with the fourth quarter of 2018 along with one of our principal financial measures of segment operating performance, which is now pre-tax adjusted income from operations. Prior year segment information reported in this Form 10-Q was adjusted to reflect these changes. In addition, effective with the first quarter of 2019, the Company began allocating compensation cost for stock options to the segments. Prior year segment information was not restated for this change due to immateriality. A description of our basis for reporting segment operating results is outlined below. Intersegment transactions primarily reflect pharmacy sales to insured customers of the Integrated Medical segment. These and other transactions are eliminated in consolidation.

The Company uses “pre-tax adjusted income from operations” and “adjusted revenues” as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. Pre-tax adjusted income from operations is defined as income before taxes excluding realized investment results, amortization of acquired intangible assets, results of transitioning clients Anthem Inc. and Coventry Health Care, Inc. (the “transitioning clients”) and special items. Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales

•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions

•Results of transitioning clients because those results are not indicative of ongoing results

•Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters. Further context about these items is provided in the footnotes listed in the table below.

Adjusted revenues is defined as revenues excluding: 1) revenue contributions from transitioning clients; 2) the Company’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting; and 3) special items, if any.

The following table presents the special items recorded by the Company for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended
(In millions)	June 30, 2019		June 30, 2018
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (selling, general and administrative expenses) (See Note 4)	$115	$155	$109	$130
Charge associated with a litigation matter (selling, general and administrative expenses) (1)	64	81	-	-
Total impact from special items	$179	$236	$109	$130

	Six Months Ended
(In millions)	June 30, 2019		June 30, 2018
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (selling, general and administrative expenses) (See Note 4)	$223	$291	$159	$190
Charge associated with a litigation matter (selling, general and administrative expenses) (1)	64	81	-	-
Total impact from special items	$287	$372	$159	$190

(1)The Company recorded a charge in the second quarter of 2019 related to the sale of a subsidiary and is appealing.

Summarized segment financial information for the three and six months ended June 30 was as follows:

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended June 30, 2019
Revenues from external customers (1)	$27,337	$8,668	$1,343	$1,131	$-	$38,479
Inter-segment revenues	633	189	-	7	(829)	-
Net investment income	17	111	40	171	1	340
Total revenues	27,987	8,968	1,383	1,309	(828)	38,819
Revenue contributions from transitioning clients	(4,450)	-	-	-	-	(4,450)
Net realized investment results from equity method subsidiaries (2)	-	-	6	-	-	6
Adjusted revenues	$23,537	$8,968	$1,389	$1,309	$(828)	$34,375
Income (loss) before taxes	$1,108	$989	$195	$155	$(689)	$1,758
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(655)	-	-	-	-	(655)
(Income) loss attributable to noncontrolling interests	-	-	(4)	-	-	(4)
Net realized investment (gains) losses (2)	-	(17)	8	(8)	-	(17)
Amortization of acquired intangible assets	709	18	8	2	-	737
Special items
Integrated and transaction-related costs	-	-	-	-	155	155
Charges associated with litigation matters	-	-	-	-	81	81
Pre-tax adjusted income (loss) from operations	$1,162	$990	$207	$149	$(453)	$2,055

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended June 30, 2018
Revenues from external customers (1)	$833	$7,915	$1,288	$1,092	$-	$11,128
Inter-segment revenues	278	135	-	3	(416)	-
Net investment income	2	120	36	187	7	352
Total revenues	1,113	8,170	1,324	1,282	(409)	11,480
Less: net realized investment results from equity method subsidiaries (2)	-	-	20	-	-	20
Adjusted revenues	$1,113	$8,170	$1,344	$1,282	$(409)	$11,500
Income (loss) before taxes	$77	$900	$173	$162	$(210)	$1,102
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) loss attributable to noncontrolling interests	-	-	(3)	-	-	(3)
Net realized investment (gains) losses	-	(3)	29	(3)	-	23
Amortization of acquired intangible assets	-	18	4	2	-	24
Special items
Integrated and transaction-related costs	-	-	-	-	130	130
Pre-tax adjusted income (loss) from operations	$77	$915	$203	$161	$(80)	$1,276

(1) Includes the Company’s share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.
(2) Includes the Company’s share of certain realized investment gains (losses) of its joint ventures reported in the International Markets segment using the equity method of accounting.

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Six Months Ended June 30, 2019
Revenues from external customers (1)	$53,534	$17,578	$2,727	$2,240	$-	$76,079
Inter-segment revenues	1,370	351	-	14	(1,735)	-
Net investment income (loss)	32	234	78	351	(9)	686
Total revenues	54,936	18,163	2,805	2,605	(1,744)	76,765
Revenue contributions from transitioning clients	(8,939)	-	-	-	-	(8,939)
Net realized investment results from equity method subsidiaries (2)	-	-	(22)	-	-	(22)
Adjusted revenues	$45,997	$18,163	$2,783	$2,605	$(1,744)	$67,804
Income (loss) before taxes	$2,050	$2,146	$417	$248	$(1,315)	$3,546
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(1,315)	-	-	-	-	(1,315)
(Income) attributable to noncontrolling interests	(1)	-	(8)	-	-	(9)
Net realized investment (gains) (2)	-	(22)	(15)	(18)	-	(55)
Amortization of acquired intangible assets	1,422	36	19	3	-	1,480
Special items
Integration and transaction-related costs	-	-	-	-	291	291
Charges associated with litigation matters	-	-	-	-	81	81
Pre-tax adjusted income (loss) from operations	$2,156	$2,160	$413	$233	$(943)	$4,019

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Six Months Ended June 30, 2018
Revenues from external customers (1)	$1,619	$15,818	$2,590	$2,185	$-	$22,212
Inter-segment revenues	562	271	-	6	(839)	-
Net investment income	3	231	73	362	12	681
Total revenues	2,184	16,320	2,663	2,553	(827)	22,893
Net realized investment results from equity method subsidiaries (2)	-	-	22	-	-	22
Adjusted revenues	$2,184	$16,320	$2,685	$2,553	$(827)	$22,915
Income (loss) before taxes	$160	$1,872	$386	$265	$(363)	$2,320
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	-	-	(7)	-	-	(7)
Net realized investment losses (2)	-	15	33	9	1	58
Amortization of acquired intangible assets	-	40	8	3	-	51
Special items
Integration and transaction-related costs	-	-	-	-	190	190
Pre-tax adjusted income (loss) from operations	$160	$1,927	$420	$277	$(172)	$2,612

(1) Includes the Company’s share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.
(2) Includes the Company’s share of certain realized investment gains (losses) of its joint ventures reported in the International Markets segment using the equity method of accounting.

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2019	2018	2019	2018
Products (Pharmacy revenues) (ASC 606)
Home delivery and specialty revenues	$12,272	$758	$24,056	$1,475
Network revenues	12,758	-	25,031	-
Other	1,258	-	2,380	-
Total pharmacy revenues	26,288	758	51,467	1,475
Insurance premiums
Integrated Medical premiums (ASC 944)
Commercial
Risk	3,065	2,643	6,104	5,254
Stop loss	1,067	993	2,136	1,973
Other	241	259	519	517
Government
Medicare Advantage	1,610	1,461	3,217	2,959
Medicare Part D	400	189	925	417
Other	1,013	1,140	2,078	2,241
Total Integrated Medical premiums	7,396	6,685	14,979	13,361
International Markets premiums	1,301	1,262	2,605	2,522
Domestic disability, life and accident premiums	1,069	1,009	2,116	2,007
Other premiums	37	56	74	121
Total premiums	9,803	9,012	19,774	18,011
Services (ASC 606)
Fees	2,376	1,362	4,766	2,714
Other external revenues	12	(4)	72	12
Total services	2,388	1,358	4,838	2,726
Total revenues from external customers	$38,479	$11,128	$76,079	$22,212

The Health Services segment may provide certain financial and performance guarantees in its pharmacy benefit management contracts including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive performance penalties if we fail to meet guarantees. Actual performance is compared to the guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The balance was $895 million as of June 30, 2019 and December 31, 2018.

The Company recognized revenues as follows from Anthem and the Department of Defense for the six months ended June 30, 2019. Amounts presented below reflect the percentage of consolidated revenues. The Company did not recognize revenue from these two customers in periods before the Merger. These revenues are reported in the Health Services segment.

Six Months Ended
June 30, 2019
Anthem	12%
Department of Defense	8%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2019 compared with December 31, 2018 and our results of operations for the three and six months ended June 30, 2019 compared with the same periods last year. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

In this MD&A, our consolidated measures “adjusted income from operations,” earnings per share on that same basis, and “adjusted revenues” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures “shareholders’ net income,” “earnings per share” and “total revenues.” We also use pre-tax adjusted income from operations and adjusted revenues to measure the results of our segments.

We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders’ net income (or income before taxes for the segment metric) excluding realized investment gains and losses, amortization of acquired intangible assets, results of Anthem, Inc. and Coventry Health Care Inc. (“Coventry”) (collectively, the “transitioning clients”) (see the “Key Transactions and Developments” section of the MD&A for further discussion of transitioning clients) and special items. Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.

•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.

•Results of transitioning clients because those results are not indicative of ongoing results.

•Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters. See Note 18 to the Consolidated Financial Statements for descriptions of special items.

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

As described more fully in Note 4 to the Consolidated Financial Statements, on December 20, 2018, we completed the acquisition of Express Scripts Holding Company (“Express Scripts”) and changed our segments effective in the fourth quarter of 2018. See Note 1 to the Consolidated Financial Statements for a description of our segments. As described further in Note 2 to the Consolidated Financial Statements, we adopted Article 5 of Regulation S-X issued by the SEC effective December 31, 2018. Prior year information presented in this Form 10-Q was restated to reflect these changes. In addition, as discussed in Note 18 to the Consolidated Financial Statements, effective in the first quarter of 2019, compensation cost for stock options is now recorded by our segments. Prior year segment information has not been restated for this change due to immateriality. Results for the three and six months ended June 30, 2019 included the results of Express Scripts’ business, whereas results for the three and six months ended June 30, 2018 reflected only Cigna’s stand-alone historical results. Unless otherwise specified, the commentary provided below describes our results for the three and six months ended June 30, 2019 compared with the same periods in 2018.

Summarized below are certain key measures of our performance by segment for the three months and the six months ended June 30, 2019 and 2018:

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2019	2018	% Change	2019	2018	% Change
Revenues
Adjusted revenues by segment
Health Services	$23,537	$1,113	N/M	$45,997	$2,184	N/M
Integrated Medical	8,968	8,170	10%	18,163	16,320	11%
International Markets	1,389	1,344	3	2,783	2,685	4
Group Disability and Other	1,309	1,282	2	2,605	2,553	2
Corporate, including eliminations	(828)	(409)	(102)	(1,744)	(827)	(111)
Adjusted revenues	34,375	11,500	199	67,804	22,915	196
Revenue contributions from transitioning clients	4,450	-	N/M	8,939	-	N/M
Net realized investment (losses) gains from equity method subsidiaries	(6)	(20)	70	22	(22)	N/M
Total revenues	$38,819	$11,480	238%	$76,765	$22,893	235%
Shareholders’ net income	$1,408	$806	75%	$2,776	$1,721	61%
Adjusted income from operations	$1,640	$955	72%	$3,138	$1,965	60%
Earnings per share (diluted)
Shareholders’ net income	$3.70	$3.29	12%	$7.26	$7.01	4%
Adjusted income from operations	$4.30	$3.89	11%	$8.20	$8.00	2%
Pre-tax adjusted income from operations by segment
Health Services	$1,162	$77	N/M	$2,156	$160	N/M
Integrated Medical	990	915	8%	2,160	1,927	12%
International Markets	207	203	2	413	420	(2)
Group Disability and Other	149	161	(7)	233	277	(16)
Corporate	(453)	(80)	N/M	(943)	(172)	N/M
Consolidated pre-tax adjusted income from operations	2,055	1,276	61	4,019	2,612	54
Adjustment for transitioning clients	655	-	N/M	1,315	-	N/M
Income attributable to noncontrolling interests	4	3	33	9	7	29
Realized investment gains (losses)	17	(23)	N/M	55	(58)	N/M
Amortization of acquired intangible assets	(737)	(24)	N/M	(1,480)	(51)	N/M
Special items	(236)	(130)	(82)	(372)	(190)	(96)
Income before income taxes	$1,758	$1,102	60%	$3,546	$2,320	53%

For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 59.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(Dollars in millions)	2019	2018	% Change		2019	2018	% Change
Pharmacy revenues	$26,288	$758	N/M		$51,467	$1,475	N/M
Premiums	9,803	9,012	9%		19,774	18,011	10%
Fees and other revenues	2,388	1,358	76		4,838	2,726	77
Net investment income	340	352	(3)		686	681	1
Total revenues	38,819	11,480	238		76,765	22,893	235
Pharmacy and other service costs	24,963	613	N/M		49,013	1,174	N/M
Medical costs and other benefit expenses	7,576	6,845	11		15,196	13,617	12
Selling, general and administrative expenses	3,380	2,837	19		6,683	5,582	20
Amortization of acquired intangible assets	737	24	N/M		1,480	51	N/M
Total benefits and expenses	36,656	10,319	255		72,372	20,424	254
Income from operations	2,163	1,161	86		4,393	2,469	78
Interest expense and other	(428)	(56)	N/M		(880)	(113)	N/M
Net realized investment gains (losses)	23	(3)	N/M		33	(36)	N/M
Income before income taxes	1,758	1,102	60		3,546	2,320	53
Income taxes	348	294	18		764	595	28
Net income	1,410	808	75		2,782	1,725	61
Less: net income attributable to noncontrolling interest	2	2	-		6	4	50
Shareholders’ net income	$1,408	$806	75%		$2,776	$1,721	61%
Consolidated effective tax rate	19.8%	26.7%	690	bps	21.5%	25.6%	410	bps
Medical customers (in thousands)
Integrated Medical					15,408	15,240	1%
International Markets					1,589	1,550	3
Total					16,997	16,790	1%

Reconciliation of Shareholders’ Net Income to Adjusted Income from Operations
	$ in millions				Diluted Earnings Per Share
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Shareholders’ net income	$1,408	$806	$2,776	$1,721	$3.70	$3.29	$7.26	$7.01
After-tax adjustments required to reconcile to adjusted income from operations
- Adjustment for transitioning clients	(506)	-	(1,010)	-	(1.33)	-	(2.64)	-
- Net realized investment (gains) losses	(13)	22	(51)	47	(0.03)	0.09	(0.13)	0.19
- Amortization of acquired intangible assets	572	18	1,136	38	1.49	0.07	2.96	0.15
Special items
- Integration and transaction-related costs	115	109	223	159	0.30	0.44	0.58	0.65
- Charges associated with litigation matters	64	-	64	-	0.17	-	0.17	-
Total special items	179	109	287	159	0.47	0.44	0.75	0.65
Adjusted income from operations	$1,640	$955	$3,138	$1,965	$4.30	$3.89	$8.20	$8.00

Commentary: Three Months and Six Months Ended June 30, 2019 versus the same periods in 2018

Unless indicated otherwise, the commentary presented below, and in the segment discussions that follow, applies to both the three months and six months ended June 30, 2019, compared to the same periods in 2018.

Earnings and Revenue

Shareholders’ net income increased, primarily driven by the earnings contribution from Express Scripts and higher adjusted income from operations in the Integrated Medical segment, partially offset by interest expense on debt issued to finance the Express Scripts acquisition. Earnings per share also increased, but at a significantly lower rate, reflecting the dilution caused by shares issued in connection with the Express Scripts acquisition.

Adjusted income from operations increased, reflecting earnings from Express Scripts’ pharmacy benefits and medical management businesses reported in the Health Services segment. Improved results in Integrated Medical also contributed to the increase. These favorable results were partially offset by higher interest expense reported in Corporate from the debt issued to finance the acquisition and assumed from Express Scripts. Adjusted income from operations per share also increased, but at a significantly lower rate, reflecting the dilution caused by shares issued in connection with the Express Scripts acquisition.

Medical customers increased, primarily attributable to growth in the Select and Middle Market segments, partially offset by a decline in National Accounts.

Revenue growth largely reflects the addition of Express Scripts and, to a lesser extent, business growth in the Integrated Medical segment. Detailed revenue items are discussed further below.

oPharmacy revenues in 2019 reflect the Express Scripts pharmacy benefit management business. In 2018, Cigna's home delivery business comprised the entire amount. See the Health Services section of this MD&A for further discussion of pharmacy revenues.

oPremiums were higher, primarily resulting from: 1) customer growth across all segments, predominantly Integrated Medical, 2) a contribution from Express Scripts’ Medicare Part D business, and 3) rate increases in Integrated Medical in line with medical cost trend.

oFees and other revenues. The increases were primarily driven by contributions from Express Scripts’ medical management business reported in the Health Services segment. To a lesser extent, higher fees in our Integrated Medical segment primarily driven by growth in our specialty businesses contributed to the increases.

oNet investment income declined for the three months ended June 30, 2019 compared with the same period in 2018, primarily reflecting lower partnership income. Net investment income was flat for the six months ended June 30, 2019 compared with the same period in 2018.

Other Components of Consolidated Results of Operations

•Pharmacy and other service costs. In 2019, this amount is largely comprised of Express Scripts’ pharmacy benefits and medical management businesses reported in the Health Services segment. In 2018, Cigna home delivery comprised the entire amount.

•Medical costs and other benefit expenses increased, largely attributable to the addition of Express Scripts’ Medicare Part D business along with customer growth in the insured business and medical cost inflation in Integrated Medical.

•Selling, general and administrative expenses increased, primarily due to the addition of Express Scripts and, to a lesser extent, volume-related expenses in Integrated Medical. Increased integration and transaction-related costs as well as litigation charges recognized in the second quarter of 2019 (reported as special items) also contributed to the expense growth. These increases were partially offset by suspension of the health insurance industry tax in 2019.

•Amortization of acquired intangible assets in 2019 primarily reflects the impact of the Express Scripts acquisition. See Note 3 in the Consolidated Financial Statements of our 2018 Form 10-K for additional information on the intangible assets identified in the Express Scripts acquisition.

•Interest expense and other increased significantly, primarily due to interest incurred on debt issued in the third quarter of 2018 to finance the Express Scripts acquisition along with Express Scripts’ debt assumed upon closing of the acquisition.

•Realized investment gains (losses). We reported realized investment gains for the three and six months ended June 30, 2019, compared with losses for the same periods in 2018. The improvement largely results from favorable market value adjustments on equity securities.

•The consolidated effective tax rate declined, primarily due to suspension of the nondeductible health insurance industry tax in 2019 and recognition of certain state tax benefits in the second quarter of 2019.

Key Transactions and Developments

Acquisition of Express Scripts

As discussed in more detail in our 2018 Form 10-K, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion. The “Liquidity” section of this MD&A provides further discussion of the impact of the acquisition on our liquidity and capital resources.

We continue to incur costs related to this transaction. These costs are being reported in “integration and transaction-related costs” as a special item and excluded from adjusted income from operations. The results of the Express Scripts’ business were included in Cigna’s consolidated financial information for the three and six months ended June 30, 2019, whereas the three and six months ended June 30, 2018 reflected only Cigna’s stand-alone historical results.

On January 30, 2019, Anthem exercised its early termination right and terminated their pharmacy benefit management services agreement with us, effective March 1, 2019. There is a twelve-month transition period ending March 1, 2020. The transition of Anthem’s customers is expected to occur at various dates, as informed by Anthem’s technology platform migration schedule. Over the transition period, we will focus on an effective transition of this relationship and related services over Anthem’s accelerated timeline. We exclude the results of Express Scripts’ contract with Anthem (and also Coventry) from our non-GAAP reporting metrics “adjusted revenues” and “adjusted income from operations.” We refer to these clients as “transitioning clients.”

Industry Developments and Other Matters Affecting Our Health Services and Integrated Medical Segments

Our 2018 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“ACA”) provisions and other legislative initiatives that impact our health care and pharmacy services businesses, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”). The health care and pharmacy services businesses continue to operate in a dynamic environment, and the laws and regulations applicable to these businesses, including the ACA, continue to be subject to legislative, regulatory and judicial challenges. The table presented below provides an update on the impact of these items and other matters affecting our Integrated Medical and Health Services segments as of June 30, 2019.

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

Risk Adjustment Data Validation (“RADV”) Audits: As discussed in the “Regulation” and “Risk Factors” sections of our 2018 Form 10-K, our MA business is subject to reviews, including RADV audits. In 2012, CMS released a payment methodology that provided for sample audit error rates to be extrapolated to the entire MA contract after comparing audit results to a similar audit of Medicare Fee for Service (the “FFS Adjuster”) and applying an FFS Adjuster to establish actuarial equivalency in payment rates as required by the Medicare statute. However, a methodology to calculate the FFS Adjuster was not finalized and CMS has, to date, not completed any RADV audits using extrapolation.

In 2018, CMS issued a proposed rule that included, among other things, extrapolation of the error rate related to audit findings without applying the FFS Adjuster. This rule is discussed further in the Regulation section of our 2018 Form 10-K. If adopted in its current form, the rule could have a detrimental impact to all MA insurers and affect the ability of plans to deliver high quality health care for the population served. It is uncertain if CMS will finalize the rule as proposed. Preliminary data validation for contract years 2011 through 2013 audits has been completed and the Company does not expect the impact of the rule, if adopted, to be material to the Company’s results of operations. Data validation for contract year 2014 audit is in process. If CMS adopts this rule, the Company cannot estimate the impact for contract year 2014 at this time.

Item	Description
Health Insurance Industry Tax

Health Insurance Industry Tax: Federal legislation suspended the health insurance industry tax for 2019 and our premium rates for 2019 reflect this suspension. We recorded $88 million for the three months and $185 million for the six months ended June 30, 2018. Under current legislation, the tax is expected to return in 2020.

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

Prescription Drug Pricing

In February 2019, HHS proposed changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers. The administration rescinded the proposed changes during July 2019.

Risk Mitigation Programs – Individual ACA Business

See the MD&A in our 2018 Form 10-K for background around legal actions related to the risk corridor and risk adjustment programs. During the second quarter of 2019, the U.S. Supreme Court agreed to review the unfavorable lower court rulings in the risk corridor cases. We continue to carry an allowance for the balance of our risk corridor receivables of $109 million. No other significant updates were made to these matters.

In April 2019, CMS published the final Notice of Benefit and Payment Parameters for the 2020 plan year that clarified the 2017 benefit year RADV program. CMS released the 2017 benefit year data validation error rates in May and they expect to publish the preliminary RADV transfers in August. Based on the information currently available, we adjusted our risk adjustment balance to reflect the expected outcome of the RADV program.

The following table presents our balances associated with the risk adjustment program as of June 30, 2019 and December 31, 2018, inclusive of the RADV adjustment recorded during the second quarter of 2019.

	Net Receivable (Payable) Balance
	June 30,	December 31,
(In millions)	2019	2018
Risk Adjustment
Receivables (1)	$57	$32
Payables (2)	(329)	(187)
Total risk adjustment balance	$(272)	$(155)

(1) Receivables, net of allowances, are reported in accounts receivable in the Consolidated Balance Sheets.
(2) Payables are reported in accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.

Charges for the risk adjustment program, inclusive of RADV program adjustments, were $76 million pre-tax ($58 million after-tax) for the three months and $116 million pre-tax ($89 million after-tax) for the six months ended June 30, 2019 compared with $20 million pre-tax ($15 million after-tax) and $95 million ($75 million after-tax) for the same periods in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We maintain liquidity at two levels: the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•medical costs, pharmacy and other benefit payments;

•expense requirements, primarily for employee compensation and benefits, information technology and facilities costs; and

•income taxes.

Our subsidiaries normally meet their operating requirements by:

•maintaining appropriate levels of cash, cash equivalents and short-term investments;

•using cash flows from operating activities;

•matching investment durations to those estimated for the related insurance and contractholder liabilities;

•selling investments; and

•borrowing from affiliates, subject to applicable regulatory limits.

Liquidity requirements at the parent company level generally consist of:

•debt service and dividend payments to shareholders;

•lending to subsidiaries as needed; and

•pension plan funding.

The parent company normally meets its liquidity requirements by:

•maintaining appropriate levels of cash and various types of marketable investments;

•collecting dividends from its subsidiaries;

•using proceeds from issuance of debt and common stock; and

•borrowing from its subsidiaries, subject to applicable regulatory limits.

Dividends from our insurance, Health Maintenance Organization (“HMO”) and foreign subsidiaries are subject to regulatory restrictions. Because most of Express Scripts’ subsidiaries are not subject to regulatory restrictions on paying dividends, Express Scripts’ operations provide significantly increased financial flexibility to Cigna.

Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2019	2018
Operating activities	$4,231	$3,020
Investing activities	$(159)	$(1,799)
Financing activities	$(4,307)	$(542)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2019 compared with the same period in 2018.

Operating activities

Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.

Cash flows from operating activities increased, primarily driven by higher net income adjusted for depreciation and amortization, the timing of pharmacy and services costs and reduction in inventories. These increases were partially offset by the timing of accounts receivable collections, the absence of an early receipt of July payments from CMS in 2018 of approximately $740 million and higher income tax payments.

Investing and Financing activities

Cash used in investing activities decreased, primarily due to lower investment purchases coupled with higher proceeds from investment sales.

Cash used in financing activities increased, primarily due to repayments of long-term debt, commercial paper and stock repurchase.

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

For the six months ended June 30, 2019, we repurchased 5.1 million shares for approximately $870 million. From July 1, 2019 through July 31, 2019 we repurchased 1.2 million shares for approximately $200 million. Share repurchase authority was $880 million as of July 31, 2019.

Capital Resources

Our capital resources (primarily cash flows from operating activities and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Our acquisition of Express Scripts increased our debt and shareholders’ equity in 2018 as follows:

•Stock. Express Scripts’ shareholders received 0.2434 of a share of common stock of Cigna for every one share of Express Scripts’ common stock. Cigna issued 137.6 million additional shares to Express Scripts’ shareholders.

•Debt. See Note 6 to the Consolidated Financial Statements for further description of the debt issued to finance the acquisition.

•Assumption of Express Scripts’ Senior Notes. See Note 6 to the Consolidated Financial Statements for further description of the notes assumed in the acquisition of Express Scripts.

At June 30, 2019, our debt-to-capitalization ratio was 47.2%, a decline from 50.9% at December 31, 2018. We expect to deleverage to the upper 30s by the end of 2020 using cash flows from operating activities.

Cigna entered into a new Revolving Credit Agreement and Term Loan Credit Agreement in financing the Express Scripts acquisition. A select number of subsidiaries guarantee Cigna obligations under the Revolving Credit Agreement and the Term Loan Credit Agreement. See Note 6 to the Consolidated Financial Statements for further information on these guarantees, as well as information on our Revolving Credit Agreement and the Term Loan Credit Agreement. Cigna had $21 million of letters of credit outstanding under the Revolving Credit Agreement as of June 30, 2019.

Management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that we maintain. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

We prioritize our use of capital resources to:

•provide the capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries and to fund pension obligations;

•consider acquisitions that are strategically and economically advantageous; and

•return capital to investors primarily through share repurchases.

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

Liquidity and Capital Resources Outlook

We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements, and the issuance of long-term debt. As of June 30, 2019, we had approximately $3.9 billion in cash and short-term investments, approximately $870 million of which was held by the parent company or nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 6 to the Consolidated Financial Statements.

During the first half of 2019, our unfunded pension liability increased by approximately $140 million due to the settlement of the Amara litigation. Our required contributions for 2019 under the Pension Protection Act of 2006 remain unchanged and are still expected to be immaterial. See Note 13 to the Consolidated Financial Statements for additional information regarding our pension plans.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of our 2018 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase cost. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $830 million from its insurance subsidiaries without additional state approval.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 16 to the Consolidated Financial Statements for discussion of various guarantees.

We have updated the long-term debt and purchase obligations previously provided in our 2018 Form 10-K.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year (1)	years	years	years
On-Balance Sheet
Long-term debt (1)	53,588	754	12,292	9,403	31,139
Off-Balance Sheet
Purchase obligations	2,970	968	1,416	486	100
(1) Amounts reflect cash obligations for the remainder of 2019 and do not include amounts related to current maturities of long-term debt.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the Consolidated Financial Statements. Management considers an accounting estimate to be critical if:

•it requires assumptions to be made that were uncertain at the time the estimate was made; and

•changes in the estimate or different estimates that could have been selected could have a material effect on our consolidated results of operations or financial condition.

Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2018 Form 10-K. We regularly evaluate items that may impact critical accounting estimates. Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2018 Form 10-K. As of June 30, 2019, there were no significant changes to the critical accounting estimates from what was reported in our 2018 Form 10-K.

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our segments. As a result of the Express Scripts acquisition, during the fourth quarter of 2018, we changed our segment reporting to reflect the new management and business reporting structure of the combined company. Prior year segment information presented in this Form 10-Q was restated to conform to the new segment presentation. See Note 1 to the Consolidated Financial Statements for a description of our segments.

In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, results of transitioning clients and special items. Ratios presented in this segment discussion exclude the same items as pre-tax adjusted income from operations. See Note 18 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 18 to the Consolidated Financial Statements also explains two additional items that are important in understanding our segment results: 1) segment revenues include both external revenues and sales between segments that are eliminated in Corporate; and 2) beginning in the first quarter of 2019, compensation cost for stock options is recorded by the segments. Prior year segment information was not restated for the change in stock option reporting due to immateriality.

In these segment discussions, we also present “pre-tax adjusted margin,” defined as adjusted income from operations before taxes divided by adjusted revenues.

See the MD&A Executive Overview beginning on page 51 for summarized financial results of each of our segments.

Health Services Segment

The Health Services segment includes the pharmacy benefit management, pharmacy home delivery and certain medical management services. This segment includes Express Scripts’ business from the December 20, 2018 date of acquisition except for Express Scripts’ Medicare Part D business that is reported in the Government operating segment. This segment also includes Cigna’s legacy mail order pharmacy business. Due to the timing of the acquisition, results of operations for the three months and six months ended June 30, 2018 did not include results from the Express Scripts’ business. The main driver of period over period increases in the financial information presented below is the inclusion of results from the Express Scripts’ business in 2019. As described in the introduction to Segment Reporting on page 59, performance of the Health Services segment is measured using pre-tax adjusted income from operations.

The key factors that impact Health Services revenues and costs of revenues are volume, mix and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2018 Form 10-K for additional information on revenue and cost recognition policies for this segment.

•As our clients’ claim volumes increase or decrease, our resulting revenues and cost of revenues correspondingly increase or decrease. Our gross profit could also increase or decrease as a result of changes in purchasing discounts.

•The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. As our mix of drugs changes, our resulting pharmacy revenues and cost of revenues correspondingly may increase or decrease. The primary driver of fluctuations within our mix of claims is the generic fill rate. Generally, higher generic fill rates reduce revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (such as therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications that are primarily dispensed by pharmacies in our retail networks.

•Our client contract pricing is impacted by our ability to negotiate supply chain contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates. As we seek to improve the effectiveness of our integrated solutions, predominantly for the benefit of our clients, we are continuously innovating and optimizing the supply chain to drive greater affordability. Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients can affect our revenues and cost of revenues.

In this MD&A, we present revenues, gross profit and pre-tax adjusted income from operations “excluding transitioning clients” in addition to those metrics including transitioning clients. See the “Key Transactions and Developments” section on page 54 of this MD&A for further discussion of transitioning clients and why we present this information.

Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable		Six Months Ended June 30,		Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Total revenues	$27,987	$1,113	N/M	%	$54,936	$2,184	N/M	%
Less: revenue contributions from transitioning clients	(4,450)	-	N/M	%	(8,939)	-	N/M	%
Adjusted revenues	$23,537	$1,113	N/M	%	$45,997	$2,184	N/M	%
Gross profit	$2,325	$98	N/M	%	$4,439	$201	N/M	%
Gross profit excluding transitioning clients	$1,611	$98	N/M	%	$3,007	$201	N/M	%
Pre-tax adjusted income from operations	$1,162	$77	N/M	%	$2,156	$160	N/M	%
Pre-tax adjusted margin	4.9%	6.9%	(200)	bps	4.7%	7.3%	(260)	bps

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars and adjusted scripts in millions)	2019	2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Network revenues	$9,758	$19,026
Home delivery and specialty revenues	11,507	22,548
Other revenues	1,258	2,380
Total pharmacy revenues	$22,523	$43,954
Pharmacy script volume
Adjusted network scripts(2)	223	445
Adjusted home delivery and specialty scripts(2)	71	141
Total adjusted scripts(2)	294	586
Generic fill rate
Network	87.7%	87.8%
Home delivery	84.1%	84.2%
Overall generic fill rate	87.2%	87.3%

(1)Amounts exclude contributions from transitioning clients.

(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018

This segment includes Express Scripts’ business from the date of acquisition with the exception of Express Scripts’ Medicare Part D business that is reported in the Government operating segment. The Company acquired Express Scripts on December 20, 2018. Results of operations for the three and six months ended June 30, 2018 reflect only Cigna’s legacy mail order pharmacy business.

The main driver of period over period increases in the financial information is the inclusion of results from the Express Scripts’ business in 2019. The Health Services segment reflects strong performance, including customer growth, adjusted pharmacy scripts volume, specialty pharmacy care and management of supply chain.

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

The business section of our 2018 Form 10-K (see the “Integrated Medical” section beginning on page 3) describes the various products and funding solutions offered by this segment, including the various revenue sources. As described in the introduction to Segment Reporting on page 59, performance of the Integrated Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:

•customer growth;

•revenues from integrated specialty products, including pharmacy services, sold to clients and customers across all funding solutions;

•percentage of Medicare Advantage customers in plans eligible for quality bonus payments;

•benefit expenses as a percentage of premiums (medical care ratio or “MCR”) for our insured commercial and government businesses; and

•selling, general and administrative expense as a percentage of adjusted revenues (expense ratio).

Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable		Six Months Ended June 30,		Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Adjusted revenues	$8,968	$8,170	10%		$18,163	$16,320	11%
Pre-tax adjusted income from operations	$990	$915	8%		$2,160	$1,927	12%
Adjusted pre-tax margin	11.0%	11.2%	(20)	bps	11.9%	11.8%	10	bps
Medical care ratio	81.6%	79.0%	(260)	bps	80.3%	78.3%	(200)	bps
Expense ratio	21.6%	24.1%	250	bps	21.9%	24.1%	220	bps

					As of	As of
(In millions)					June 30, 2019	December 31, 2018	% Change
Unpaid claims and claim expenses – Integrated Medical					$2,881	$2,697	7%

					As of June 30,
(In thousands)					2019	2018	% Change
Integrated Medical Customers
Commercial risk					2,034	1,860	9%
Government					1,382	1,390	(1)%
Total risk					3,416	3,250	5%
Service					11,992	11,990	-%
Total					15,408	15,240	1%

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018

Adjusted revenues. The increases for the three months and six months ended June 30, 2019 compared with the same periods in 2018 reflect higher revenues in both our Commercial and Government operating segments. The increase in the Commercial segment reflects customer growth in our risk businesses as well as higher premium rates due to underlying medical cost trend. The increase in the Government segment reflects the addition of Express Scripts’ Medicare Part D business.

Pre-tax adjusted income from operations. The increases for the three months and six months ended June 30, 2019 compared with the same periods in 2018 reflect strong ongoing performance in our Commercial segment, including increased contributions from our commercial risk business and specialty products, partially offset by higher Individual risk adjustment program charges.

Medical care ratio. The medical care ratio increased for the three months and six months ended June 30, 2019 compared with the same periods in 2018, primarily reflecting business mix related to the addition of Express Scripts’ Medicare Part D business, the pricing impact of the suspension of the health insurance industry tax in 2019, and the impact of higher Individual risk adjustment program charges.

Expense ratio. The expense ratio decreased for the three months and six months ended June 30, 2019 compared with the same periods in 2018, primarily reflecting higher risk revenues and the suspension of the health insurance industry tax in 2019.

Other Items Affecting Integrated Medical Results

Unpaid Claims and Claim Expenses

Unpaid claims and claim expenses were higher as of June 30, 2019 compared with December 31, 2018, primarily due to seasonality in our stop loss products.

Medical Customers

Our medical customer base was higher at June 30, 2019 compared with the same period in 2018, primarily reflecting growth in our Select and Middle Market segments partially offset by lower membership in our National Accounts segment.

A medical customer is defined as a person meeting any one of the following criteria:

•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;

•has access to our provider network for covered services under their medical plan; or

•has medical claims that are administered by us.

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

As described in the introduction to Segment Reporting on page 59, performance of the International Markets segment is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations for this segment are:

•premium growth, including new business and customer retention;

•benefit expenses as a percentage of premiums (loss ratio);

•selling, general and administrative expense and acquisition expense as a percentage of revenues (expense ratio and acquisition cost ratio); and

•the impact of foreign currency movements.

Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable		Six Months Ended June 30,		Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Adjusted revenues	$1,389	$1,344	3%		$2,783	$2,685	4%
Pre-tax adjusted income from operations	$207	$203	2%		$413	$420	(2)%
Pre-tax adjusted margin	14.9%	15.1%	(20)	bps	14.8%	15.6%	(80)	bps
Loss ratio	55.6%	56.7%	110	bps	56.4%	56.5%	10	bps
Acquisition cost ratio	13.7%	12.8%	(90)	bps	13.0%	12.8%	(20)	bps
Expense ratio (excluding acquisition costs)	19.0%	18.7%	(30)	bps	19.0%	18.2%	(80)	bps

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018

Adjusted revenues increased mainly due to the acquisition of OnePath Life in New Zealand in the fourth quarter of 2018 and business growth in the Middle East and South Korea. These increases are partially offset by unfavorable foreign currency movements.

Pre-tax adjusted income from operations increased for the three months ended June 30, 2019 compared with the same period in 2018 primarily driven by the acquisition of OnePath Life, business growth in South Korea, and lower benefit expense, largely offset by higher acquisition cost and operating expense ratios and unfavorable foreign currency movements.

For the six months ended June 30, 2019, pre-tax adjusted income from operations decreased compared to the same period in 2018 primarily due to higher operating expenses and acquisition costs and unfavorable foreign currency movements, partially offset by the acquisition of OnePath Life and business growth in South Korea.

The segment’s loss ratio was more favorable due to reserve updates, largely offset by higher claims in South Korea.

The acquisition cost ratio increased due to higher acquisition expense in Taiwan and higher amortization in South Korea, partially offset by the acquisition of OnePath Life.

The increase in the expense ratio (excluding acquisition costs) was driven by strategic investments for long-term growth and integration of OnePath Life.

Other Items Affecting International Markets Results

South Korea is the single largest geographic market for our International Markets segment. For the six months ended June 30, 2019, South Korea generated 38% of the segment’s adjusted revenues and 62% of the segment’s pre-tax adjusted income from operations. For the six months ended June 30, 2019, our International Markets segment operations in South Korea represented 2% of our consolidated adjusted revenues and 6% of consolidated pre-tax adjusted income from operations.

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

As described in the introduction of Segment Reporting on page 59, performance of Group Disability and Other is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations are:

•premium growth, including new business and customer retention;

•net investment income;

•benefit expenses as a percentage of premiums (loss ratio); and

•selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).

Results of Operations

Financial Summary	Three Months Ended June 30,	Change Favorable			Six Months Ended June 30,	Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Adjusted revenues	$1,309	$1,282	2%		$2,605	$2,553	2%
Pre-tax adjusted income from operations	$149	$161	(7)%		$233	$277	(16)%
Pre-tax adjusted margin	11.4%	12.6%	(120)	bps	8.9%	10.8%	(190)	bps

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018

Adjusted revenues increased, due to business growth in the group disability, life and voluntary businesses, partially offset by the continued run-off of international business and lower investment income.

Pre-tax adjusted income from operations and margin decreased for the three months ended June 30, 2019 compared with the same period in 2018, reflecting results of the international business in run-off. For the six months ended June 30, 2019 compared with the same period in 2018, the decrease is a result of unfavorable disability claims experience and the international business in run-off, partially offset by favorable life claims experience.

Corporate

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and project costs and intersegment eliminations for products and services sold between segments. As discussed in the introduction to Segment Reporting on page 59, beginning in the first quarter of 2019, compensation cost for stock options is now recorded by the segments. Prior year results for Corporate were not restated to reflect this change due to immateriality.

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2019	2018		2019	2018
Pre-tax adjusted loss from operations	$(453)	$(80)	N/M	$(943)	$(172)	N/M

Three and Six Months Ended June 30, 2019 versus Three and Six Months Ended June 30, 2018

Pre-tax adjusted loss from operations was higher, reflecting interest expense on debt issued in the third quarter of 2018 to finance the Express Scripts acquisition and debt assumed from Express Scripts.

INVESTMENT ASSETS

The following table presents our investment asset portfolio excluding separate account assets as of June 30, 2019 and December 31, 2018. Additional information regarding our investment assets is included in Notes 9, 10, 11 and 12 to the Consolidated Financial Statements.

	June 30,	December 31,
(In millions)	2019	2018
Debt securities	$23,861	$22,928
Equity securities	245	548
Commercial mortgage loans	1,873	1,858
Policy loans	1,402	1,423
Other long-term investments	2,207	1,901
Short-term investments	257	316
Total	$29,845	$28,974

Debt Securities

Investments in debt securities include publicly-traded and privately-placed bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. These investments are classified as available for sale and are carried at fair value on our balance sheet. Additional information regarding valuation methodologies, key inputs and controls is included in Note 10 to the Consolidated Financial Statements. More detailed information about debt securities by type of issuer and maturity dates is included in Note 9 to the Consolidated Financial Statements.

The following table reflects our portfolio of debt securities by type of issuer as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
(In millions)	2019	2018
Federal government and agency	$767	$710
State and local government	898	985
Foreign government	2,239	2,362
Corporate	19,430	18,361
Mortgage and other asset-backed	527	510
Total	$23,861	$22,928

Our debt securities portfolio increased during the first half of 2019 reflecting increased valuations due to decreases in market yields, partially offset by net sales and maturities. As of June 30, 2019, $21.3 billion, or 89% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.5 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy. Investments in debt securities are diversified by issuer, geography and industry as appropriate.

Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $7.1 billion. These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

In addition to amounts classified in debt securities in our Consolidated Balance Sheets, we participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture on the equity basis of accounting and report it in other assets. This entity had an investment portfolio of approximately $7.3 billion supporting its business that is primarily invested in Chinese corporate and government debt securities. There were no investments with a material unrealized loss as of June 30, 2019.

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

As of June 30, 2019, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 63 loans that are generally in good standing. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $2.2 billion as of June 30, 2019 included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures. These entities typically invest in mezzanine debt or equity of privately-held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 145 separate partnerships and approximately 70 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

The amounts of problem or potential problem investments as of June 30, 2019 and December 31, 2018 were not material.

Investment Outlook

Public equity markets rebounded in the first half of 2019, reflecting the continued strength of the U.S. economy. However, concerns related to trade and tariffs continue to contribute to financial market volatility. We continue to closely monitor global macroeconomic conditions and trends, including uncertainty caused by the United Kingdom’s process of exiting the European Union, and their potential impact on our investment portfolio. We expect continued volatility in certain sectors, such as retail, energy and natural gas. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include certain financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2018 Form 10-K. As of June 30, 2019, there were no material changes in our risk exposures from those reported in our 2018 Form 10-K.

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

On December 20, 2018, Cigna acquired Express Scripts (see Note 4 to the Consolidated Financial Statements for additional information). As of June 30, 2019, management is in the process of evaluating and integrating the internal controls of the acquired Express Scripts business into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Express Scripts business, there have been no changes in Cigna’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Cigna’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information contained under “Litigation Matters” and “Regulatory Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed description of its risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2019:

	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Period
April 1-30, 2019	583,556	$163.53	579,837	$390,002,959
May 1-31, 2019	663,146	$153.11	649,185	$290,609,265
June 1-30, 2019	1,352,250	$157.46	1,347,084	$1,078,505,451
Total	2,598,952	$157.71	2,576,106	N/A

(1) Represents shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 3,719 shares in April, 13,961 shares in May and 5,166 shares in June 2019.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The program may be suspended or discontinued at any time. In June 2019, the Board increased repurchase authority by an additional $1 billion. From July 1, 2019 through July 31, 2019, the Company repurchased 1.2 million shares for approximately $200 million, leaving repurchase authority at $880 million as of July 31, 2019.

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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2019

CIGNA CORPORATION

By:	/s/ Eric P. Palmer
Eric P. Palmer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)