Form 10-Q
period 2019-09-30
Cigna Corp
filed 2019-10-31
CIK 1739940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐
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

Yes ☐No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	CI	New York Stock Exchange, Inc.

As of October 15, 2019, 373,425,371 shares of the issuer’s common stock were outstanding.

Cigna Corporation

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Cigna Corporation
Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenues
Pharmacy revenues	$25,987	$747	$77,454	$2,222
Premiums	9,935	8,994	29,709	27,005
Fees and other revenues	2,285	1,361	7,123	4,087
Net investment income	349	355	1,035	1,036
TOTAL REVENUES	38,556	11,457	115,321	34,350
Benefits and expenses
Pharmacy and other service costs	24,552	602	73,565	1,776
Medical costs and other benefit expenses	7,734	6,803	22,930	20,420
Selling, general and administrative expenses	3,413	2,872	10,096	8,454
Amortization of acquired intangible assets	734	48	2,214	99
TOTAL BENEFITS AND EXPENSES	36,433	10,325	108,805	30,749
Income from operations	2,123	1,132	6,516	3,601
Interest expense and other	(411)	(99)	(1,291)	(212)
Net realized investment gains (losses)	51	-	84	(36)
Income before income taxes	1,763	1,033	5,309	3,353
TOTAL INCOME TAXES	409	259	1,173	854
Net income	1,354	774	4,136	2,499
Less: net income attributable to noncontrolling interests	3	2	9	6
SHAREHOLDERS’ NET INCOME	$1,351	$772	$4,127	$2,493
Shareholders’ net income per share
Basic	$3.60	$3.18	$10.94	$10.28
Diluted	$3.57	$3.14	$10.83	$10.14

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Shareholders’ net income	$1,351	$772	$4,127	$2,493
Shareholders’ other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	223	2	1,008	(431)
Net translation (losses) on foreign currencies	(128)	(29)	(192)	(136)
Postretirement benefits liability adjustment	12	13	37	31
Shareholders’ other comprehensive income (loss), net of tax	107	(14)	853	(536)
Shareholders’ comprehensive income	1,458	758	4,980	1,957

Comprehensive income attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	3	2	8	6
Net income attributable to other noncontrolling interests	-	-	1	-
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	1	(9)	(3)	(19)
Total comprehensive income (loss) attributable to noncontrolling interests	4	(7)	6	(13)
TOTAL COMPREHENSIVE INCOME	$1,462	$751	$4,986	$1,944
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Balance Sheets
	Unaudited
	As of	As of
	September 30,	December 31,
(In millions, except per share amounts)	2019	2018
Assets
Cash and cash equivalents	$4,577	$3,855
Investments	1,371	2,045
Accounts receivable, net	11,719	10,473
Inventories	2,160	2,821
Other current assets	1,341	1,236
Total current assets	21,168	20,430
Long-term investments	28,904	26,929
Reinsurance recoverables	5,274	5,507
Deferred policy acquisition costs	2,795	2,821
Property and equipment	4,448	4,562
Goodwill	44,462	44,505
Other intangible assets	37,084	39,003
Other assets	2,379	1,630
Separate account assets	8,333	7,839
TOTAL ASSETS	$154,847	$153,226
Liabilities
Current insurance and contractholder liabilities	$7,180	$6,801
Pharmacy and service costs payable	10,857	10,702
Accounts payable	4,502	4,366
Accrued expenses and other liabilities	7,196	7,071
Short-term debt	4,712	2,955
Total current liabilities	34,447	31,895
Non-current insurance and contractholder liabilities	20,090	19,974
Deferred tax liabilities, net	9,284	9,453
Other non-current liabilities	3,919	3,470
Long-term debt	34,041	39,523
Separate account liabilities	8,333	7,839
TOTAL LIABILITIES	110,114	112,154
Contingencies — Note 16
Redeemable noncontrolling interests	34	37
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	28,115	27,751
Accumulated other comprehensive loss	(858)	(1,711)
Retained earnings	19,185	15,088
Less: treasury stock, at cost	(1,750)	(104)
TOTAL SHAREHOLDERS’ EQUITY	44,696	41,028
Other noncontrolling interests	3	7
Total equity	44,699	41,035
Total liabilities and equity	$154,847	$153,226
SHAREHOLDERS’ EQUITY PER SHARE	$119.52	$107.71
(1) Par value per share, $0.01; shares issued, 384 million as of September 30, 2019 and 381 million as of December 31, 2018; authorized shares; 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three months ended September 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2019	$4	$27,891	$(965)	$17,834	$(949)	$43,815	$3	$43,818	$31
Effect of issuing stock for employee benefit plans		224			(125)	99		99
Other comprehensive income			107			107		107	1
Net income				1,351		1,351		1,351	3
Repurchase of common stock					(676)	(676)		(676)
Other transactions impacting noncontrolling interests									(1)
Balance at September 30, 2019	$4	$28,115	$(858)	$19,185	$(1,750)	$44,696	$3	$44,699	$34

Three months ended September 30, 2018
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at June 30, 2018	$74	$2,974	$(1,843)	$17,722	$(4,184)	$14,743	$-	$14,743	$39
Effect of issuing stock for employee benefit plans		11		(20)	63	54		54
Other comprehensive (loss)			(14)			(14)		(14)	(9)
Net income				772		772		772	2
Other transactions impacting noncontrolling interests									(2)
Balance at September 30, 2018	$74	$2,985	$(1,857)	$18,474	$(4,121)	$15,555	$-	$15,555	$30

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02) (1)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		364			(102)	262		262
Other comprehensive income (loss)			853			853		853	(3)
Net income				4,127		4,127	1	4,128	8
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(1,544)	(1,544)		(1,544)
Other transactions impacting noncontrolling interests						-	(5)	(5)	(8)
Balance at September 30, 2019	$4	$28,115	$(858)	$19,185	$(1,750)	$44,696	$3	$44,699	$34

Nine Months Ended September 30, 2018
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non-controlling Interests
Balance at December 31, 2017	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$-	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging (2)			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation (2)			(229)	229		-		-
Effect of issuing stock for employee benefit plans		45		(106)	175	114		114
Other comprehensive (loss)			(536)			(536)		(536)	(19)
Net income				2,493		2,493		2,493	6
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(275)	(275)		(275)
Other transactions impacting noncontrolling interests						-		-	(6)
Balance at September 30, 2018	$74	$2,985	$(1,857)	$18,474	$(4,121)	$15,555	$-	$15,555	$30

(1) See Note 2 for further information about the Company's adoption of new leasing guidance (ASU 2016-02).
(2) See Note 2 to the Financial Statements included in our 2018 Form 10-K for further information on the adoption of accounting standards in 2018.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows
	Unaudited
	Nine Months Ended September 30,
(In millions)	2019	2018
Cash Flows from Operating Activities
Net income	$4,136	$2,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,724	438
Realized investment (gains) losses, net	(84)	36
Deferred income tax (benefit) expense	(400)	17
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(1,171)	(243)
Inventories	661	84
Deferred policy acquisition costs	(162)	(195)
Reinsurance recoverable and other assets	(92)	355
Insurance liabilities	590	408
Pharmacy and service costs payable	210	9
Accounts payable and accrued expenses and other liabilities	23	177
Other, net	257	59
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,692	3,644
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt and equity securities	2,639	1,930
Investment maturities and repayments:
Debt and equity securities	1,281	1,394
Commercial mortgage loans	174	181
Other sales, maturities and repayments (primarily short-term and other long-term investments)	978	588
Investments purchased or originated:
Debt and equity securities	(3,347)	(4,461)
Commercial mortgage loans	(221)	(288)
Other (primarily short-term and other long-term investments)	(1,214)	(660)
Property and equipment purchases, net	(740)	(346)
Acquisitions, net of cash acquired	(6)	-
Other, net	(7)	(12)
NET CASH (USED IN) INVESTING ACTIVITIES	(463)	(1,674)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	731	816
Withdrawals and benefit payments from contractholder deposit funds	(845)	(872)
Net change in short-term debt	(479)	(109)
Repayment of long-term debt	(3,340)	(131)
Net proceeds on issuance of long-term debt	-	19,884
Repurchase of common stock	(1,540)	(310)
Issuance of common stock	101	41
Other, net	(108)	(204)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5,480)	19,115
Effect of foreign currency rate changes on cash and cash equivalents	(27)	(25)
Net increase in cash and cash equivalents	722	21,060
Cash and cash equivalents, January 1,	3,855	2,972
Cash and cash equivalents, September 30,	$4,577	$24,032
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,607	$767
Interest paid	$1,257	$167

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS

Note Number	Footnote	Page

Business and Capital Structure
1	Description of Business	8
2	Summary of Significant Accounting Policies	9
3	Accounts Receivable, Net	10
4	Mergers and Acquisitions	10
5	Earnings Per Share	11
6	Debt	12
Insurance Information
7	Insurance and Contractholder Liabilities	14
8	Reinsurance	17
Investments
9	Investments	19
10	Fair Value Measurements	24
11	Variable Interest Entities	30
12	Accumulated Other Comprehensive Income (Loss)	31
Workforce Management and Compensation
13	Pension and Other Postretirement Benefit Plans	32
Property, Leases and Other Asset Balances
14	Leases	33
Compliance, Regulation and Contingencies
15	Income Taxes	34
16	Contingencies and Other Matters	35
17	Condensed Consolidating Financial Information	37
Results Details
18	Segment Information	46

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

•The Government operating segment offers Medicare Advantage, Medicare Supplement and Medicare Part D plans to Medicare-eligible beneficiaries, as well as Medicaid plans. This operating segment also offers health insurance coverage to individual customers both on and off public exchanges. This segment includes the acquired Express Scripts’ Medicare Part D business.

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
•

A new approach using expected credit losses to estimate and recognize credit losses for certain financial instruments (such as mortgage loans, reinsurance recoverables and other receivables) when such instruments are first originated or acquired, compared with the incurred loss model currently used. Upon adoption, the Company will record an allowance for estimated credit losses on the balance sheet. Subsequent changes in the allowance will be reported in current period earnings.

	•	Changes in the criteria for impairment of available-for-sale debt securities
	•	Adoption using a modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings
Expected effects:
	•	The Company is continuing to evaluate this new standard and its expected effects on our financial statements and disclosures. We will adopt the standard as of January 1, 2020.
•

An additional allowance for future expected credit losses under the new model will be required for certain financial instruments. At this time, the amount is expected to approximate $50 million after-tax and primarily relates to reinsurance recoverables.

Note 3 - Accounts Receivable, Net

The following amounts were included within accounts receivable.

(In millions)	September 30, 2019	December 31, 2018
Insurance customer receivables	$2,433	$1,888
Noninsurance customer receivables	4,891	4,988
Pharmaceutical manufacturers receivable (1)	3,953	3,321
Other receivables	442	276
Total accounts receivable, net	$11,719	$10,473

(1)Includes $330 million at September 30, 2019 and $406 million at December 31, 2018 of receivables related to noninsurance customer contracts.

These receivables are reported net of our allowances of $720 million as of September 30, 2019 and $217 million as of December 31, 2018. These allowances consisted of contractual allowances for certain rebates receivable with manufacturers, certain receivables from third-party payors and discounts and claims adjustments issued to the customers in the form of client credits as well as allowances for doubtful accounts. As part of purchase accounting, Express Scripts’ receivables were recorded at their estimated fair values with no allowances as of December 31, 2018.

Note 4 – Mergers and Acquisitions

A.Acquisition of Express Scripts

On December 20, 2018, Cigna acquired Express Scripts through a series of mergers (collectively, the “Merger”). Cigna Holding Company (formerly named Cigna Corporation and referred to as “Old Cigna”) and Express Scripts each merged with and into a wholly-owned subsidiary of Cigna. As a result of these transactions, Cigna became the parent of the combined company. Our 2018 Form 10-K includes detailed disclosures of merger consideration, purchase price allocation and intangible assets identified in this transaction. The purchase price allocation was based on management’s preliminary estimates of their fair values and may change as additional information becomes available before being finalized during the fourth quarter of 2019. For the nine months ended September 30, 2019, there were immaterial changes to the purchase price allocation.

B.Integration and Transaction-related Costs

The Company incurred integration and transaction costs related to Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”) and other transactions of $114 million pre-tax ($88 million after-tax) for the three months and $405 million pre-tax ($311 million after-tax) for the nine months ended September 30, 2019, compared with $128 million pre-tax ($108 million after-tax) for the three months and $318 million pre-tax ($267 million after-tax) for the nine months ended September 30, 2018. These costs consisted primarily of certain projects to integrate the Company’s systems, products and services, fees for legal, advisory and other professional services, and certain employment-related costs. Costs in 2018 also included amortization of certain financing fees and interest expense on the debt issued in the third quarter of 2018 to fund the Express Scripts merger, net of investment income earned on proceeds of the debt issuance.

Note 5 – Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2019			September 30, 2018
(Shares in thousands, dollars in millions, except per share amounts)		Effect of			Effect of
	Basic	Dilution	Diluted	Basic	Dilution	Diluted
Shareholders’ net income	$1,351		$1,351	$772		$772
Shares:
Weighted average	374,842		374,842	242,577		242,577
Common stock equivalents		3,479	3,479		3,535	3,535
Total shares	374,842	3,479	378,321	242,577	3,535	246,112
EPS	$3.60	$(0.03)	$3.57	$3.18	$(0.04)	$3.14

	Nine Months Ended
	September 30, 2019			September 30, 2018
(Shares in thousands, dollars in millions, except per share amounts)		Effect of			Effect of
	Basic	Dilution	Diluted	Basic	Dilution	Diluted
Shareholders’ net income	$4,127		$4,127	$2,493		$2,493
Shares:
Weighted average	377,381		377,381	242,404		242,404
Common stock equivalents		3,710	3,710		3,343	3,343
Total shares	377,381	3,710	381,091	242,404	3,343	245,747
EPS	$10.94	$(0.11)	$10.83	$10.28	$(0.14)	$10.14

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Anti-dilutive options	3.6	0.9	3.9	0.9

The Company held approximately 10.4 million shares of common stock in treasury at September 30, 2019, and 52.6 million as of September 30, 2018.

Note 6 – Debt

The outstanding amounts of debt and finance leases were as follows:

		September 30,	December 31,
(In millions)	Issuer	2019	2018
Short-term debt
Current maturities: $1,000 million, 2.25% Senior Notes	Express Scripts	$-	$995
Current maturities: $337 million, 7.25% Senior Notes	ESI (1)	-	343
Current maturities: $1,000 million, Floating Rate Notes due 2020	Cigna	998	-
Current maturities: $300 million, 5.125% Notes due 2020	Old Cigna	300	-
Current maturities: $1,750 million, 3.2% Notes due 2020	Cigna	1,748	-
Current maturities: $500 million, 4.125% Senior Notes due 2020	Medco (1)	503	-
Commercial paper	Old Cigna/Cigna	1,140	1,500
Other, including finance leases	Other	23	117
Total short-term debt		$4,712	$2,955
Long-term uncollateralized debt
Cigna debt (issued to finance acquisition)
$1,000 million, Floating Rate Notes due 2020	Cigna	$-	$997
$1,750 million, 3.2% Notes due 2020	Cigna	-	1,743
$1,000 million, Floating Rate Notes due 2021	Cigna	997	996
$1,250 million, 3.4% Notes due 2021	Cigna	1,246	1,245
$1,000 million, Floating Rate Term Loan due 2021	Cigna	999	2,997
$700 million, Floating Rate Notes due 2023	Cigna	698	697
$3,100 million, 3.75% Notes due 2023	Cigna	3,087	3,085
$2,200 million, 4.125% Notes due 2025	Cigna	2,188	2,187
$3,800 million, 4.375% Notes due 2028	Cigna	3,775	3,774
$2,200 million, 4.8% Notes due 2038	Cigna	2,178	2,178
$3,000 million, 4.9% Notes due 2048	Cigna	2,964	2,964
Express Scripts debt (assumed in acquisition)
$500 million, 4.125% Senior Notes due 2020	Medco (1)	-	506
$500 million, 2.6% Senior Notes due 2020	Express Scripts	496	493
$400 million, Floating Rate Senior Notes due 2020	Express Scripts	400	399
$500 million, 3.3% Senior Notes due 2021	Express Scripts	499	499
$1,250 million, 4.75% Senior Notes due 2021	Express Scripts	1,276	1,285
$1,000 million, 3.9% Senior Notes due 2022	Express Scripts	999	998
$500 million, 3.05% Senior Notes due 2022	Express Scripts	485	481
$1,000 million, 3% Senior Notes due 2023	Express Scripts	965	959
$1,000 million, 3.5% Senior Notes due 2024	Express Scripts	970	966
$1,500 million, 4.5% Senior Notes due 2026	Express Scripts	1,507	1,508
$1,500 million, 3.4% Senior Notes due 2027	Express Scripts	1,396	1,386
$449 million, 6.125% Senior Notes due 2041	Express Scripts	492	493
$1,500 million, 4.8% Senior Notes due 2046	Express Scripts	1,465	1,465
Old Cigna debt (pre-acquisition)
$300 million, 5.125% Notes due 2020	Old Cigna	-	298
$250 million, 4.375% Notes due 2020	Old Cigna	249	248
$78 million, 6.37% Notes due 2021	Other	78	78
$300 million, 4.5% Notes due 2021	Old Cigna	298	297
$750 million, 4% Notes due 2022	Old Cigna	747	746
$100 million, 7.65% Notes due 2023	Old Cigna	100	100
$17 million, 8.3% Notes due 2023	Old Cigna	17	17
$900 million, 3.25% Notes due 2025	Old Cigna	895	895
$600 million, 3.05% Notes due 2027	Old Cigna	595	595
$259 million, 7.875% Debentures due 2027	Old Cigna	259	259
$45 million, 8.3% Step Down Notes due 2033	Old Cigna	45	45
$191 million, 6.15% Notes due 2036	Old Cigna	190	190
$121 million, 5.875% Notes due 2041	Old Cigna	119	119
$317 million, 5.375% Notes due 2042	Old Cigna	315	315
$1,000 million, 3.875% Notes due 2047	Old Cigna	988	988
Other, including finance leases	Other	64	32
Total long-term debt		$34,041	$39,523
(1) Express Scripts, Inc. is identified as ESI. Medco Health Solutions, Inc. is identified as Medco.

Notes issued to fund the Express Scripts acquisition. In the third quarter of 2018, the Company issued private placement Notes with registration rights to finance the Express Scripts acquisition. Total proceeds were approximately $20.0 billion. Interest on this debt is generally paid semi-annually except for quarterly interest payments on the floating rate notes. We completed an exchange offer to register such debt in the third quarter of 2019.

Exchange offer for legacy Notes. In the fourth quarter of 2019, the Company settled an exchange of approximately $12.6 billion of Notes issued by Express Scripts, Medco and Old Cigna for Notes issued by Cigna with the same interest rates and maturities and comparable other terms. The Company entered into this exchange to simplify its capital structure. Interest on this debt is generally paid semi-annually. This exchange is not reflected in the table above as it was completed subsequent to September 30, 2019. The effect of the exchange is not expected to be material to the Company’s results of operations.

Term Loan Credit Agreement. Cigna borrowed $3.0 billion under its Term Loan Credit Agreement (the “Term Loan Credit Agreement”) to finance the Merger and to pay fees and expenses of the Merger. The Term Loan Credit Agreement contains customary covenants and restrictions, including a financial covenant that Cigna’s leverage ratio may not exceed 60%. There is no remaining amount available for borrowing under this agreement. During the first nine months of 2019, the Company repaid $2.0 billion principal of the term loan.

Revolving Credit Agreement. Cigna has a Revolving Credit and Letter of Credit Agreement (the “Revolving Credit Agreement”) that matures on April 6, 2023 and is diversified among 23 banks.

Cigna can borrow up to $3.25 billion for general corporate purposes, with up to $500 million available for issuance of letters of credit, net of $21 million of letters of credit outstanding under the Revolving Credit Agreement as of September 30, 2019. The Revolving Credit Agreement also includes an option to increase the facility amount up to $500 million and an option to extend the termination date for additional one-year periods, subject to consent of the banks.

The Revolving Credit Agreement contains customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%.

Cigna is the borrower under the Revolving Credit Agreement and the Term Loan Credit Agreement and certain subsidiaries of Cigna may be required to guarantee these obligations under certain circumstances.

In the fourth quarter of 2019, the Company entered into an additional 364-day revolving credit agreement that matures in October 2020 and is diversified among 23 banks. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to “term out” any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.

Commercial Paper. The commercial paper program had approximately $1.1 billion outstanding at September 30, 2019 at an average interest rate of 2.26%.

The Company was in compliance with its debt covenants as of September 30, 2019.

Note 7 – Insurance and Contractholder Liabilities

A. Account Balances – Insurance and Contractholder Liabilities

As of September 30, 2019, December 31, 2018 and September 30, 2018, the Company’s insurance and contractholder liabilities were comprised of the following:

	September 30, 2019			December 31, 2018			September 30, 2018
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$611	$7,178	$7,789	$641	$7,365	$8,006	$8,069
Future policy benefits	646	9,162	9,808	740	8,981	9,721	9,652
Unpaid claims and claim expenses
Integrated Medical	3,051	10	3,061	2,678	19	2,697	2,720
Other segments	2,479	3,378	5,857	2,394	3,230	5,624	5,494
Unearned premiums	393	362	755	348	379	727	683
Total insurance and contractholder liabilities	$7,180	$20,090	$27,270	$6,801	$19,974	$26,775	$26,618

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

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.8 billion at September 30, 2019 and $2.5 billion at September 30, 2018.

Activity in the unpaid claims liability for the Integrated Medical segment for the nine months ended September 30 was as follows:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2019	2018
Beginning balance	$2,697	$2,420
Less: Reinsurance and other amounts recoverable	264	262
Beginning balance, net	2,433	2,158
Incurred costs related to:
Current year	18,169	15,831
Prior years	(159)	(158)
Total incurred	18,010	15,673
Paid costs related to:
Current year	15,555	13,593
Prior years	2,160	1,754
Total paid	17,715	15,347
Ending balance, net	2,728	2,484
Add: Reinsurance and other amounts recoverable	333	236
Ending balance	$3,061	$2,720

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business for which the Company administers the plan benefits without any right of offset. See Note 8 for additional information on reinsurance.

Variances in incurred costs related to prior years’ unpaid claims and claims expenses that resulted from the differences between actual experience and the Company’s key assumptions were as follows for the nine months ended September 30:

	Nine Months Ended
(Dollars in millions)	September 30, 2019	September 30, 2018
	$	%(1)	$	%(2)
Actual completion factors	$87	0.4%	$79	0.4%
Medical cost trend	72	0.3	70	0.4
Other	-	-	9	-
Total favorable variance	$159	0.7%	$158	0.8%

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

Prior year development increased shareholders’ net income by $68 million ($86 million before-tax) for the nine months ended September 30, 2019, compared with $70 million ($89 million before-tax) for the nine months ended September 30, 2018. Favorable prior year development in both periods reflects lower than expected utilization of medical services.

C. Unpaid Claims and Claim Expenses – International Markets and Group Disability and Other

This liability now includes amounts from international health care following our change in segment reporting in 2018 as discussed in Note 1. The prior year presentation has been updated to reflect this segment change.

Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	September 30, 2019	September 30, 2018
Group Disability and Other
Group Disability and Life	$4,887	$4,584
Other Operations	189	179
Total Group Disability and Other	5,076	4,763
International Markets	781	731
Unpaid claims and claim expenses Group Disability and Other and International Markets	$5,857	$5,494

Activity in the Company’s liabilities for unpaid claims and claim expenses, excluding Other Operations, are presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018
Beginning balance	$5,432	$5,274
Less: Reinsurance	156	140
Beginning balance, net	5,276	5,134
Incurred claims related to:
Current year	4,205	4,046
Prior years:
Interest accretion	117	115
All other incurred	(59)	(161)
Total incurred	4,263	4,000
Paid claims related to:
Current year	2,422	2,383
Prior years	1,594	1,561
Total paid	4,016	3,944
Foreign currency	(26)	(16)
Ending balance, net	5,497	5,174
Add: Reinsurance	171	141
Ending balance	$5,668	$5,315

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities. The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Favorable prior year incurred claims for the nine months ended September 30, 2019 primarily reflect favorable long-term disability resolution rate experience relative to expectations reflected in the prior year reserve and favorable reserve development for life, accident and voluntary driven by lower than expected incidence. Favorable prior year incurred claims for the nine months ended September 30, 2018 primarily reflected favorable long-term disability reserve development , including favorable reserve assumption updates driven by changes to resolution rate expectations.

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

A.Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company’s reinsurance recoverables are presented in the following table. The table below includes $289 million as of September 30, 2019 and $297 million as of December 31, 2018 of current reinsurance recoverables that are reported in other current assets.

(Dollars in millions)		September 30,	December 31,	Collateral and Other Terms
Line of Business	Reinsurer(s)	2019	2018	at September 30, 2019
Ongoing Operations
Integrated Medical, International Markets, Group Disability, COLI	Various	$498	$464	Balances range from less than $1 million up to $66 million. Approximately 70% of the balance is from companies rated as investment grade by Standard & Poor’s.
Total recoverables related to ongoing operations		498	464
Acquisition, disposition or runoff activities
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,194	3,312	Both companies’ ratings were well above the level that would trigger a contractual obligation to fully secure the outstanding balance.
GMDB (effectively exited in 2013)	Berkshire	817	893	100% secured by assets in a trust.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	729	787	100% secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	244	261	100% secured by assets in a trust.
Other	Various	81	87	100% secured by assets in a trust or other deposits.
Total recoverables related to acquisition, disposition or runoff activities		5,065	5,340
Total reinsurance recoverables		$5,563	$5,804

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

B. Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Total ceded premiums	$124	$113	$380	$380
Total reinsurance recoveries	$180	$140	$292	$300

C.Effective Exit of GMDB and GMIB Business

The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.3 billion remaining at September 30, 2019.

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

The following table presents the account value, net amount at risk and the number of contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

	September 30,	December 31,
(Dollars in millions, excludes impact of reinsurance ceded)	2019	2018
Account value	$8,804	$8,402
Net amount at risk	$1,848	$2,466
Number of contractholders (estimated)	205,000	220,000

GMIB

The Company reinsured contracts with issuers of GMIB products. The Company’s exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values. Payment by the Company depends on the actual account value in the related underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that can only occur within 30 days of a policy anniversary after the appropriate waiting period. The Company has purchased retrocessional coverage (“GMIB assets”) for these contracts including retrocessional coverage from Berkshire.

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

The only assumption expected to impact future shareholders’ net income is non-performance risk. The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the three and nine months ended September 30, 2019 and 2018.

GMIB liabilities totaling $781 million as of September 30, 2019 and $706 million as of December 31, 2018 were reported in accrued expenses and other liabilities and other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of September 30, 2019 and December 31, 2018 as follows:

(In millions)
Line of Business	Reinsurer	September 30, 2019	December 31, 2018	Collateral and Other Terms at September 30, 2019
GMIB	Berkshire	$376	$341	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	230	208
	Liberty Re (Bermuda) Ltd.	202	184	84% were secured by assets in a trust.
Total GMIB recoverables reported in other current assets and other assets		$808	$733

Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three or nine months ended September 30, 2019 or 2018.

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

	September 30, 2019			December 31, 2018
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$1,125	$23,036	$24,161	$1,320	$21,608	$22,928
Equity securities	-	288	288	377	171	548
Commercial mortgage loans	21	1,865	1,886	32	1,826	1,858
Policy loans	-	1,352	1,352	-	1,423	1,423
Other long-term investments	-	2,363	2,363	-	1,901	1,901
Short-term investments	225	-	225	316	-	316
Total	$1,371	$28,904	$30,275	$2,045	$26,929	$28,974

A. Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at September 30, 2019:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,125	$1,132
Due after one year through five years	6,957	7,227
Due after five years through ten years	9,394	9,964
Due after ten years	4,233	5,304
Mortgage and other asset-backed securities	507	534
Total	$22,216	$24,161

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
September 30, 2019
Federal government and agency	$497	$260	$-	$757
State and local government	777	87	-	864
Foreign government	1,961	238	(2)	2,197
Corporate	18,474	1,370	(35)	19,809
Mortgage and other asset-backed	507	29	(2)	534
Total	$22,216	$1,984	$(39)	$24,161
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,254	$808	$(5)	$3,057

December 31, 2018
Federal government and agency	$507	$204	$(1)	$710
State and local government	920	66	(1)	985
Foreign government	2,214	155	(7)	2,362
Corporate	18,403	411	(453)	18,361
Mortgage and other asset-backed	506	16	(12)	510
Total	$22,550	$852	$(474)	$22,928
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,264	$479	$(40)	$2,703

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

	September 30, 2019				December 31, 2018
	Fair	Amortized	Unrealized	Number	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues	Value	Cost	Depreciation	of Issues
One year or less
Investment grade	$506	$513	$(7)	165	$7,127	$7,367	$(240)	1,324
Below investment grade	$254	$258	$(4)	470	$1,185	$1,240	$(55)	1,190
More than one year
Investment grade	$610	$632	$(22)	185	$3,023	$3,181	$(158)	784
Below investment grade	$174	$180	$(6)	111	$249	$270	$(21)	245

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high quality, primarily completed and substantially leased operating properties. Commercial mortgage loans are classified as either current or long-term investments based on their contractual maturities.

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of September 30, 2019 and December 31, 2018:

(Dollars in millions)	September 30, 2019			December 31, 2018
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$1,139	2.19		$1,132	2.14
60% to 79%	638	1.91		650	1.93
80% to 100%	109	1.57		76	1.49
Total	$1,886	2.06	58%	$1,858	2.04	58%

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

There were no impaired commercial mortgage loans as of September 30, 2019 and December 31, 2018.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:

	September 30,	December 31,
(In millions)	2019	2018
Corporate securities	$1,713	$581
Federal government securities	$191	$82
Foreign government securities	$142	$238
Money market funds	$176	$1,174

B. Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business, as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Net realized investment gains (losses), excluding investment asset write-downs	$60	$-	$96	$(13)
Write-downs on debt securities	(9)	(1)	(12)	(19)
Write-downs on other invested assets	-	1	-	(4)
Net realized investment gains (losses), before income taxes	$51	$-	$84	$(36)

Net realized investment gains, excluding investment asset write-downs, for the three and nine months ended September 30, 2019 primarily represent gains on the sales of real estate partnerships and debt securities. Net realized investment losses, excluding investment asset write-downs, for the nine months ended September 30, 2018 represent mark-to-market losses on equity securities and non-hedge accounted foreign exchange forwards and losses on the sales of debt securities, partially offset by gains on the sales of real estate partnerships. Realized gains or losses on equity securities still held at September 30, 2019 and 2018 were not material.

The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Proceeds from sales	$591	$657	$2,242	$1,930
Gross gains on sales	$18	$5	$41	$23
Gross losses on sales	$(5)	$(4)	$(17)	$(33)

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

The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty and amounts posted were not significant as of September 30, 2019 or December 31, 2018.

Gross fair values of our derivative financial instruments are presented in Note 10. As of September 30, 2019 and December 31, 2018, and for the three and nine months ended September 30, 2019 and 2018, the effects of derivative instruments on the Consolidated Financial Statements were not material, including gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income, as well as amounts excluded from the assessment of hedge effectiveness. The following table summarizes the types and notional quantity of derivative instruments held by the Company.

		Notional Value as of
(In millions)		September 30,	December 31,
Type of Instrument	Purpose	2019	2018
Foreign currency swap contracts	Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	$763	$525
Foreign currency swap contracts	Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	$439	$439
Foreign currency forward contracts	Economic hedge: To hedge the foreign exchange-related changes in fair values of a U.S. dollar-denominated bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.	$407	$309

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

The Company estimates fair values using prices from third parties or internal pricing methods. Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant would use to estimate fair value. The internal pricing methods are performed by the Company’s investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality as well as other qualitative factors. In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

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

A.Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of September 30, 2019 and December 31, 2018 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of	As of	As of	As of	As of	As of	As of	As of
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Financial assets at fair value
Debt securities
Federal government and agency	$193	$209	$564	$501	$-	$-	$757	$710
State and local government	-	-	864	985	-	-	864	985
Foreign government	-	-	2,169	2,356	28	6	2,197	2,362
Corporate	-	-	19,495	18,127	314	234	19,809	18,361
Mortgage and other asset-backed	-	-	394	372	140	138	534	510
Total debt securities	193	209	23,486	22,341	482	378	24,161	22,928
Equity securities (1)	7	384	79	43	32	32	118	459
Short-term investments	-	-	225	316	-	-	225	316
Derivative assets	-	-	105	53	-	-	105	53
Real estate funds priced at NAV as a practical expedient (2)							213	239
Financial liabilities at fair value
Derivative liabilities	$-	$-	$10	$10	$-	$-	$10	$10
(1) Excludes certain equity securities that have no readily determinable fair value.

(2) As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV“)) including changes in the fair value of its underlying investments. The funds have a quarterly redemption frequency, 45-90 day redemption notice period and $56 million in unfunded commitments as of September 30, 2019.

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

Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of September 30, 2019 or December 31, 2018. The nature and use of these derivative financial instruments are described in Note 9.

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

Fair values of mortgage and other asset-backed securities, as well as corporate and government debt securities, are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. Inputs and assumptions for pricing may also include characteristics of the issuer, collateral attributes and prepayment speeds for mortgage and other asset-backed securities. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation as well as the issuer’s financial statements.

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of September 30, 2019 and December 31, 2018. The range and weighted average basis point amounts (“bps”) for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average) as of
	September 30,	December 31,	Unobservable Input	September 30,	December 31,
(Fair value in millions )	2019	2018	September 30, 2019	2019	2018
Debt securities
Corporate and government debt securities	$342	$229	Liquidity	70 - 930 (280) bps	50 - 930 (230) bps
Mortgage and other asset-backed securities	140	138	Liquidity	60 - 360 (70) bps	60 - 340 (70) bps
			Weighting of credit spreads	250 - 460 (340) bps	190 - 340 (260) bps
Securities not priced by the Company (1)	-	11
Total Level 3 debt securities	$482	$378

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2019 and 2018. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

Debt and Equity Securities
	For the Three Months Ended September 30,
(In millions)	2019	2018
Balance at July 1,	$431	$528
Total (losses) included in shareholders’ net income	(6)	-
Gains included in other comprehensive income	4	2
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	1	(2)
Purchases, sales and settlements
Purchases	10	3
Sales	-	-
Settlements	(6)	(14)
Total purchases, sales and settlements	4	(11)
Transfers into/(out of) Level 3
Transfers into Level 3	80	24
Transfers out of Level 3	-	(73)
Total transfers into/(out of) Level 3	80	(49)
Balance at September 30,	$514	$468
Total (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(6)	$(1)

(1) Amounts do not accrue to shareholders.

	For the Nine Months Ended September 30,
(In millions)	2019	2018
Balance at January 1,	$410	$732
Total (losses) included in shareholders’ net income	(7)	(21)
Gains (losses) included in other comprehensive income	16	(8)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	3	(8)
Purchases, sales and settlements
Purchases	53	19
Sales	-	(11)
Settlements	(16)	(29)
Total purchases, sales and settlements	37	(21)
Transfers into/(out of) Level 3
Transfers into Level 3	113	44
Transfers out of Level 3 (2)	(58)	(250)
Total transfers into/(out of) Level 3	55	(206)
Balance at September 30,	$514	$468
Total (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(8)	$(9)

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

Fair values of separate account assets at September 30, 2019 and December 31, 2018 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Guaranteed separate accounts (See Note 16)	$212	$187	$267	$267	$-	$-	$479	$454
Non-guaranteed separate accounts (1)	1,400	1,204	5,487	5,216	241	233	7,128	6,653
Subtotal	$1,612	$1,391	$5,754	$5,483	$241	$233	7,607	7,107
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							726	732
Total separate account assets							$8,333	$7,839

(1) Non-guaranteed separate accounts included $4.0 billion as of September 30, 2019 and $3.8 billion as of December 31, 2018 in assets supporting the Company’s pension plans, including $0.2 billion classified in Level 3 as of September 30, 2019 and December 31, 2018.

Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:

•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include commercial mortgage loans as well as certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above.Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2019 and 2018.

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

			Unfunded
			Commitments	Redemption Frequency
	Fair Value as of		as of	(if currently	Redemption Notice
(In millions)	September 30, 2019	December 31, 2018	September 30, 2019	eligible)	Period
Securities partnerships	$500	$477	$349	Not applicable	Not applicable
Real estate funds	222	237	-	Quarterly	30 - 90 days
Hedge funds	4	18	-	Up to annually, varying by fund	30 - 90 days
Total	$726	$732	$349

As of September 30, 2019, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually unredeemable, and the underlying investment assets are expected to be liquidated by the investees within ten years after inception.

B.Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as investments when they become impaired, including investment real estate and commercial mortgage loans, and certain equity securities with no readily determinable fair value. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. For the nine months ended September 30, 2019, there were immaterial gains relating to price changes for equity securities with no readily determinable fair value and no impaired investments written down to their fair values. For the nine months ended September 30, 2018, there were immaterial realized investment losses resulting from impairments on these assets, and no price changes for the equity securities with no readily determinable fair value. Carrying values represented less than 1% of total investments for both 2019 and 2018.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2019 and December 31, 2018. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		September 30, 2019		December 31, 2018
(In millions)	Classification in Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,938	$1,886	$1,832	$1,858
Long-term debt, including current maturities, excluding finance leases	Level 2	$40,103	$37,526	$40,819	$40,829

Fair values of off-balance sheet financial instruments were not material as of September 30, 2019 and December 31, 2018.

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

•the risks and rewards created by, and shared through, the entity; and

•the Company’s ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

The Company determined it was not a primary beneficiary in any material variable interest entities as of September 30, 2019 or December 31, 2018. The Company’s involvement in variable interest entities for which it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights. The Company’s maximum exposure to loss from these entities of $3.5 billion across approximately 140 limited partnerships as of September 30, 2019 includes $1.8 billion reported in long-term investments and commitments to contribute an additional $1.7 billion. The Company’s noncontrolling interest in each of these limited partnerships is generally less than 15% of the partnership ownership interests.

Other asset-backed and corporate securities. In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of September 30, 2019 that is reported in debt securities. The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is involved with various other variable interest entities with immaterial carrying values and maximum exposures to loss.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Securities and Derivatives
Beginning balance	$803	$(50)	$18	$328
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	-	-	-	65
Reclassification adjustment to retained earnings related to new financial instruments guidance (1)	-	-	-	(4)
Reclassification adjustment from retained earnings related to new hedging guidance (1)	-	-	-	(6)
Adjusted beginning balance	803	(50)	18	383
Appreciation (depreciation) on securities and derivatives	298	4	1,305	(567)
Tax (expense) benefit	(68)	(1)	(284)	115
Net appreciation (depreciation) on securities and derivatives	230	3	1,021	(452)
Reclassification adjustment for (gains) losses included in shareholders’ net income (net realized investment (gains) losses)	(10)	(1)	(17)	27
Tax (expense)	3	-	4	(6)
Net losses (gains) reclassified from AOCI to net income	(7)	(1)	(13)	21
Other comprehensive income (loss), net of tax	223	2	1,008	(431)
Ending balance	$1,026	$(48)	$1,026	$(48)

Translation of foreign currencies
Beginning balance	$(285)	$(176)	$(221)	$(65)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	-	-	-	(4)
Adjusted beginning balance	(285)	(176)	(221)	(69)
Translation of foreign currencies	(125)	(31)	(188)	(136)
Tax (expense) benefit	(3)	2	(4)	-
Net translation of foreign currencies	(128)	(29)	(192)	(136)
Ending balance	$(413)	$(205)	$(413)	$(205)

Postretirement benefits liability
Beginning balance	$(1,483)	$(1,617)	$(1,508)	$(1,345)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation (1)	-	-	-	(290)
Adjusted beginning balance	(1,483)	(1,617)	(1,508)	(1,635)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (interest expense and other)	16	19	47	53
Reclassification adjustment for settlement (interest expense and other)	-	-	10	-
Tax benefit (expense)	(3)	(6)	(12)	(13)
Net adjustments reclassified from AOCI to net income	13	13	45	40
Valuation update	(1)	-	(9)	(12)
Tax (expense) benefit	-	-	1	3
Net change due to valuation update	(1)	-	(8)	(9)
Other comprehensive income, net of tax	12	13	37	31
Ending balance	$(1,471)	$(1,604)	$(1,471)	$(1,604)

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

B.Cost of Our Plans

Net pension and other postretirement benefits cost was as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$-	$-	$1	$1	$-	$-	$-	$-
Interest cost	49	42	146	126	2	2	6	6
Expected long-term return on plan assets	(61)	(64)	(184)	(192)	-	-	-	-
Amortization of:
Net loss from past experience	17	19	49	54	-	1	-	1
Prior service cost	-	-	-	-	(1)	(1)	(2)	(2)
Litigation settlement - plan amendment	-	-	142	-	-	-	-	-
Settlement loss	-	-	10	-	-	-	-	-
Net (benefit) cost	$5	$(3)	$164	$(11)	$1	$2	$4	$5

As further discussed in Note 16, Old Cigna and the Cigna Pension Plan (the “Plan”) are defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1997. In the first quarter of 2019, the Plan implemented the court order described in Note 16 resulting in an increase to the pension liability of $142 million. The Company reversed a litigation reserve for this matter in the same amount resulting in no impact on net income.

Pension and other postretirement benefits expense, including reversal of the litigation reserve discussed above, is reported in “interest expense and other” in the Consolidated Statements of Income. The Company made immaterial contributions to the domestic qualified pension plans for the nine months ended September 30, 2019. No contributions to these plans are expected for the remainder of 2019.

Note 14 – Leases

As discussed in Note 2, the Company adopted ASU 2016-02, Leases, as of January 1, 2019. As permitted by the standard, the Company did not restate its Consolidated Financial Statements for periods prior to the adoption date and the required disclosures presented below are prospective from the date of adoption forward. The Company’s operating leases are primarily for office space and certain computer and other equipment, and have terms ranging from one month to 18 years.

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

These lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Most of the Company’s leases do not provide an implicit rate, so the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease pre-payments made and excludes lease incentives for operating leases. The Company’s expected life of a lease may include options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option.

The Company has lease agreements with lease and non-lease components that are accounted for as a single lease component. Variable lease payments are expensed as incurred and represent amounts that are not fixed in nature, such as maintenance and other services provided by the lessor, and are not tied to an index or rate.

The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2019
Operating lease costs	$45	$139
Finance lease costs:
Amortization of ROU assets	6	20
Interest on lease liabilities	-	2
Total finance lease costs	6	22
Variable lease costs	13	36
Total lease costs	$64	$197

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
(In millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$126
Operating cash outflows from finance leases	$2
Financing cash outflows from finance leases	$17

ROU assets obtained in exchange for lease obligations:
Operating leases	$70
Finance leases	$60

Operating and finance lease ROU assets and lease liabilities were as follows at the balance sheet date:

(In millions)	September 30, 2019
Operating leases:
Operating lease ROU assets	$565

Accrued expenses and other current liabilities	$162
Other non-current liabilities	495
Total operating lease liabilities	$657

Finance leases:
Property and equipment, gross	$105
Accumulated depreciation	(17)
Property and equipment, net	$88

Short-term debt	$23
Long-term debt	64
Total finance lease liabilities	$87

As of September 30, 2019, the weighted average remaining lease term was 5 years for operating leases and 5 years for finance leases, and the weighted average discount rate was 3.92% for operating leases and 3.84% for finance leases.

Maturities of lease liabilities as of September 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$47	$9
2020	177	25
2021	149	17
2022	129	16
2023	88	8
Thereafter	137	22
Total lease payments	727	97
Less: imputed interest	70	10
Total	$657	$87

Disclosures regarding minimum lease payments under previous lease accounting guidance can be found in the Company’s 2018 Form 10-K.

Note 15 – Income Taxes

A.Income Tax Expense

The 22.1% effective tax rate for the nine months ended September 30, 2019 was lower than the 25.5% rate for the same period in 2018. The decline was primarily due to suspension of the non-deductible health insurance industry tax and incremental state tax benefits.

B.Uncertain Tax Positions and Other Tax Matters

The net changes in uncertain tax positions for the nine months ended September 30, 2019 and 2018 were immaterial.

Note 16 – Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A.Financial Guarantees: Retiree and Life Insurance Benefits

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or “Prudential”) has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2019, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $455 million. These guarantees are generally provided by the Company with minimal reinsurance from third parties. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2019. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 10).

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B.Certain Other Guarantees

The Company had indemnification obligations as of September 30, 2019 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of September 30, 2019.

C.Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

There were no material impacts related to existing or new guaranty fund assessments for the nine months ended September 30, 2019.

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

Litigation Matters

Amara cash balance pension plan litigation. In December 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation (now Old Cigna) and the Plan on behalf of herself and other similarly situated Plan participants affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), including that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

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

In April 2019, plaintiffs challenged certain aspects of the methodology used to calculate and pay benefits. In August 2019, the Court denied plaintiffs’ challenge in all but one minor respect which did not result in a material change to the pension obligation. The plaintiffs have filed a motion for reconsideration. If such motion is granted by the Court, the Company and the Plan will continue to vigorously oppose it.

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

Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million in damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in September 2020. There is no tentative trial date. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.

Regulatory Matters

Civil Investigative Demand. The U.S. Department of Justice (“DOJ”) is conducting an industry-wide investigation of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams. The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York). We will continue to cooperate with the DOJ’s investigation.

Disability claims regulatory matter. The Company is subject to an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “Lead States”), originally entered into in 2013, that relates to the Company’s long-term disability claims handling practices. The agreement provides for enhanced procedures related to documentation and disposition. Cigna has cooperated fully with the Lead States and we believe we have addressed the requirements of the agreement. The Lead States initiated a re-examination of our practices. Accordingly, the Company may be subject to additional costs, penalties and requests to change its business practices that could negatively impact future earnings for this business.

Note 17 – Condensed Consolidating Financial Information

Effective upon closing of the Merger on December 20, 2018 (see Note 4 for further information) the senior notes issued by Cigna, Old Cigna, Express Scripts, ESI and Medco became jointly and severally and fully and unconditionally (subject to certain customary release provisions, including sale, exchange, transfer or liquidation of the guarantor subsidiary) guaranteed by Cigna, Old Cigna, Express Scripts, ESI and Medco, as applicable. All of the guarantor subsidiaries are 100% owned by Cigna. Details of these debt obligations are presented in Note 6. The following condensed consolidating financial information has been prepared in accordance with the requirements as prescribed by the SEC in Regulation S-X. The condensed consolidating financial information presented below is not indicative of what the financial position, results of operations or cash flows would have been had each of the entities operated as an independent company during the periods for various reasons, including, but not limited to, intercompany transactions and integration of systems.

In the fourth quarter of 2019, as a result of the settlement of an exchange of subsidiary notes for Cigna notes (see Note 6 for further information), certain guarantees of obligations under the notes were released pursuant to the terms of such indebtedness. The release of these guarantees is not reflected in the condensed consolidated financial information below as it occurred subsequent to September 30, 2019.

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

(viii)Cigna and subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2019

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$18,726	$3,165	$14,328	$(10,232)	$25,987
Premiums	-	-	-	-	-	9,935	-	9,935
Fees and other revenues	-	-	-	224	40	7,516	(5,495)	2,285
Net investment income (loss)	-	-	(15)	3	3	358	-	349
Total revenues	-	-	(15)	18,953	3,208	32,137	(15,727)	38,556
Benefits and expenses
Pharmacy and other service costs	-	-	-	17,421	3,004	18,768	(14,641)	24,552
Medical costs and other benefit expenses	-	-	-	1	-	7,728	5	7,734
Selling, general and administrative expenses	-	74	29	991	120	3,290	(1,091)	3,413
Amortization of acquired intangible assets	-	-	-	573	82	79	-	734
Total benefits and expenses	-	74	29	18,986	3,206	29,865	(15,727)	36,433
Income (loss) from operations	-	(74)	(44)	(33)	2	2,272	-	2,123
Interest and other expense	(229)	(57)	(115)	-	(5)	(5)	-	(411)
Intercompany interest income (expense)	(28)	(14)	153	(58)	(38)	(15)	-	-
Net realized investment gains	-	-	-	-	-	51	-	51
Income (loss) before income taxes	(257)	(145)	(6)	(91)	(41)	2,303	-	1,763
Total income tax (benefit) expense	(60)	(21)	(1)	(25)	(14)	530	-	409
Income (loss) before equity in earnings of subsidiaries	(197)	(124)	(5)	(66)	(27)	1,773	-	1,354
Equity in earnings of subsidiaries	1,548	1,083	594	574	115	-	(3,914)	-
Net income	1,351	959	589	508	88	1,773	(3,914)	1,354
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	3	-	3
Shareholders' net income	$1,351	$959	$589	$508	$88	$1,770	$(3,914)	$1,351
Other comprehensive income (loss), net of tax	107	108	(1)	(1)	-	80	(186)	107
Shareholders' comprehensive income	$1,458	$1,067	$588	$507	$88	$1,850	$(4,100)	$1,458

Condensed Consolidating Statements of Income
	For the Three Months Ended September 30, 2018

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$-	$-	$747	$-	$747
Premiums	-	-	-	-	-	8,994	-	8,994
Fees and other revenues	-	-	-	-	-	1,361	-	1,361
Net investment income	13	1	-	-	-	341	-	355
Total revenues	13	1	-	-	-	11,443	-	11,457
Benefits and expenses
Pharmacy and other service costs	-	-	-	-	-	602	-	602
Medical costs and other benefit expenses	-	-	-	-	-	6,803	-	6,803
Selling, general and administrative expenses	-	126	-	-	-	2,746	-	2,872
Amortization of acquired intangible assets	-	-	-	-	-	48	-	48
Total benefits and expenses	-	126	-	-	-	10,199	-	10,325
Income (loss) from operations	13	(125)	-	-	-	1,244	-	1,132
Interest and other expense	(33)	(64)	-	-	-	(2)	-	(99)
Intercompany interest income (expense)	-	(16)	-	-	-	16	-	-
Net realized investment (losses)	-	-	-	-	-	-	-	-
Income (loss) before income taxes	(20)	(205)	-	-	-	1,258	-	1,033
Total income tax (benefit) expense	(4)	(35)	-	-	-	298	-	259
Income (loss) before equity in earnings of subsidiaries	(16)	(170)	-	-	-	960	-	774
Equity in earnings of subsidiaries	788	958	-	-	-	-	(1,746)	-
Net income	772	788	-	-	-	960	(1,746)	774
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	2	-	2
Shareholders' net income	$772	$788	$-	$-	$-	$958	$(1,746)	$772
Other comprehensive (loss), net of tax	(14)	(14)	-	-	-	(25)	39	(14)
Shareholders' comprehensive income	$758	$774	$-	$-	$-	$933	$(1,707)	$758

Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2019

(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$55,326	$10,219	$43,246	$(31,337)	$77,454
Premiums	-	-	-	-	-	29,709	-	29,709
Fees and other revenues	-	-	-	639	133	15,034	(8,683)	7,123
Net investment income (loss)	(8)	-	27	10	8	998	-	1,035
Total revenues	(8)	-	27	55,975	10,360	88,987	(40,020)	115,321
Benefits and expenses
Pharmacy and other service costs	-	-	-	51,444	9,670	49,388	(36,937)	73,565
Medical costs and other benefit expenses	-	-	-	1	-	22,960	(31)	22,930
Selling, general and administrative expenses	(99)	234	72	2,750	438	9,753	(3,052)	10,096
Amortization of acquired intangible assets	-	-	-	1,724	247	243	-	2,214
Total benefits and expenses	(99)	234	72	55,919	10,355	82,344	(40,020)	108,805
Income (loss) from operations	91	(234)	(45)	56	5	6,643	-	6,516
Interest and other expense	(695)	(197)	(361)	(7)	(19)	(12)	-	(1,291)
Intercompany interest income (expense)	(93)	(25)	399	(181)	(115)	15	-	-
Net realized investment gains	-	-	-	-	-	84	-	84
Income (loss) before income taxes	(697)	(456)	(7)	(132)	(129)	6,730	-	5,309
Total income tax (benefit) expense	(166)	(88)	(1)	(46)	(80)	1,554	-	1,173
Income (loss) before equity in earnings of subsidiaries	(531)	(368)	(6)	(86)	(49)	5,176	-	4,136
Equity in earnings of subsidiaries	4,658	3,304	1,728	1,549	294	-	(11,533)	-
Net income	4,127	2,936	1,722	1,463	245	5,176	(11,533)	4,136
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	9	-	9
Shareholders' net income	$4,127	$2,936	$1,722	$1,463	$245	$5,167	$(11,533)	$4,127
Other comprehensive income, net of tax	853	851	2	2	-	800	(1,655)	853
Shareholders' comprehensive income	$4,980	$3,787	$1,724	$1,465	$245	$5,967	$(13,188)	$4,980

Condensed Consolidating Statements of Income
	For the Nine Months Ended September 30, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Revenues
Pharmacy revenues	$-	$-	$-	$-	$-	$2,222	$-	$2,222
Premiums	-	-	-	-	-	27,005	-	27,005
Fees and other revenues	-	-	-	-	-	4,087	-	4,087
Net investment income	13	1	-	-	-	1,022	-	1,036
Total revenues	13	1	-	-	-	34,336	-	34,350
Benefits and expenses
Pharmacy and other service costs	-	-	-	-	-	1,776	-	1,776
Medical costs and other benefit expenses	-	-	-	-	-	20,420	-	20,420
Selling, general and administrative expenses	-	361	-	-	-	8,093	-	8,454
Amortization of acquired intangible assets	-	-	-	-	-	99	-	99
Total benefits and expenses	-	361	-	-	-	30,388	-	30,749
Income (loss) from operations	13	(360)	-	-	-	3,948	-	3,601
Interest and other income (expense)	(33)	(191)	-	-	-	12	-	(212)
Intercompany interest income (expense)	-	(50)	-	-	-	50	-	-
Net realized investment (losses)	-	-	-	-	-	(36)	-	(36)
Income (loss) before income taxes	(20)	(601)	-	-	-	3,974	-	3,353
Total income tax (benefit) expense	(4)	(102)	-	-	-	960	-	854
Income (loss) before equity in earnings of subsidiaries	(16)	(499)	-	-	-	3,014	-	2,499
Equity in earnings of subsidiaries	2,509	3,008	-	-	-	-	(5,517)	-
Net income	2,493	2,509	-	-	-	3,014	(5,517)	2,499
Less: Net income attributable to noncontrolling interests	-	-	-	-	-	6	-	6
Shareholders' net income	$2,493	$2,509	$-	$-	$-	$3,008	$(5,517)	$2,493
Other comprehensive (loss), net of tax	(536)	(536)	-	-	-	(572)	1,108	(536)
Shareholders' comprehensive income	$1,957	$1,973	$-	$-	$-	$2,436	$(4,409)	$1,957

Condensed Consolidating Balance Sheets
	As of September 30, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Assets
Cash and cash equivalents	$-	$-	$430	$16	$-	$4,131	$-	$4,577
Investments	5	-	402	-	-	964	-	1,371
Accounts receivable, net	-	(2)	-	2,711	592	8,418	-	11,719
Inventories	-	-	-	-	-	2,160	-	2,160
Other current assets	4	210	2	287	24	814	-	1,341
Total current assets	9	208	834	3,014	616	16,487	-	21,168
Long-term investments	-	10	-	-	-	28,894	-	28,904
Reinsurance recoverables	-	-	-	-	-	5,274	-	5,274
Deferred policy acquisition costs	-	-	-	-	-	2,795	-	2,795
Property and equipment	-	-	-	2,298	-	2,150	-	4,448
Investments in subsidiaries	72,654	29,680	53,871	18,693	8,385	-	(183,283)	-
Intercompany receivables, net	134	2,950	-	10,171	2,367	26,096	(41,718)	-
Goodwill	-	-	30,988	-	-	13,474	-	44,462
Other intangible assets	-	-	8,400	17,544	6,793	4,347	-	37,084
Other assets	27	221	-	144	86	2,108	(207)	2,379
Separate account assets	-	-	-	-	-	8,333	-	8,333
TOTAL ASSETS	$72,824	$33,069	$94,093	$51,864	$18,247	$109,958	$(225,208)	$154,847
Liabilities
Current insurance and contractholder liabilities	$-	$-	$-	$-	$-	$7,180	$-	$7,180
Pharmacy and service costs payable	-	-	-	8,731	1,355	771	-	10,857
Accounts payable	26	-	-	662	3	3,811	-	4,502
Accrued expenses and other liabilities	316	410	69	1,600	185	4,616	-	7,196
Short-term debt	3,885	300	-	13	503	11	-	4,712
Total current liabilities	4,227	710	69	11,006	2,046	16,389	-	34,447
Non-current insurance and contractholder liabilities	-	-	-	-	-	20,090	-	20,090
Deferred tax liabilities, net	-	-	2,001	4,652	1,637	1,201	(207)	9,284
Other non-current liabilities	-	697	-	598	246	2,378	-	3,919
Intercompany payables, net	5,766	4,512	30,754	-	-	686	(41,718)	-
Long-term debt	18,135	4,816	10,949	36	-	105	-	34,041
Separate account liabilities	-	-	-	-	-	8,333	-	8,333
TOTAL LIABILITIES	28,128	10,735	43,773	16,292	3,929	49,182	(41,925)	110,114
Redeemable noncontrolling interests	-	-	-	-	-	34	-	34
TOTAL SHAREHOLDERS’ EQUITY	44,696	22,334	50,320	35,572	14,318	60,739	(183,283)	44,696
Noncontrolling interests	-	-	-	-	-	3	-	3
TOTAL EQUITY	44,696	22,334	50,320	35,572	14,318	60,742	(183,283)	44,699
TOTAL LIABILITIES AND EQUITY	$72,824	$33,069	$94,093	$51,864	$18,247	$109,958	$(225,208)	$154,847

Condensed Consolidating Balance Sheets
	As of December 31, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
Assets
Cash and cash equivalents	$243	$-	$633	$43	$-	$2,936	$-	$3,855
Investments	-	-	-	-	-	2,045	-	2,045
Accounts receivable, net	-	-	-	4,206	748	5,519	-	10,473
Inventories	-	-	-	-	-	2,821	-	2,821
Other current assets	14	59	-	310	-	1,063	(210)	1,236
Total current assets	257	59	633	4,559	748	14,384	(210)	20,430
Long-term investments	-	10	-	-	-	26,919	-	26,929
Reinsurance recoverables	-	-	-	-	-	5,507	-	5,507
Deferred policy acquisition costs	-	-	-	-	-	2,821	-	2,821
Property and equipment	-	-	-	2,432	-	2,130	-	4,562
Investments in subsidiaries	68,969	27,544	52,035	17,115	8,117	-	(173,780)	-
Intercompany receivables, net	-	4,505	-	7,425	2,335	24,882	(39,147)	-
Goodwill	-	-	31,049	-	-	13,456	-	44,505
Other intangible assets	-	-	8,400	18,962	7,040	4,601	-	39,003
Other assets	48	198	-	68	74	1,488	(246)	1,630
Separate account assets	-	-	-	-	-	7,839	-	7,839
TOTAL ASSETS	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226
Liabilities
Current insurance and contractholder liabilities	$-	$-	$-	$-	$-	$6,801	$-	$6,801
Pharmacy and service costs payable	-	-	-	8,422	1,579	701	-	10,702
Accounts payable	22	-	-	834	4	3,506	-	4,366
Accrued expenses and other liabilities	396	182	129	1,387	189	4,998	(210)	7,071
Short-term debt	-	1,500	995	353	-	107	-	2,955
Total current liabilities	418	1,682	1,124	10,996	1,772	16,113	(210)	31,895
Non-current insurance and contractholder liabilities	-	-	-	-	-	19,974	-	19,974
Deferred tax liabilities, net	-	-	2,001	5,012	1,685	1,001	(246)	9,453
Other non-current liabilities	-	685	-	497	290	1,998	-	3,470
Intercompany payables, net	4,965	4,361	29,569	-	-	252	(39,147)	-
Long-term debt	22,863	5,110	10,932	24	506	88	-	39,523
Separate account liabilities	-	-	-	-	-	7,839	-	7,839
TOTAL LIABILITIES	28,246	11,838	43,626	16,529	4,253	47,265	(39,603)	112,154
Redeemable noncontrolling interests	-	-	-	-	-	37	-	37
TOTAL SHAREHOLDERS’ EQUITY	41,028	20,478	48,491	34,032	14,061	56,718	(173,780)	41,028
Noncontrolling interest	-	-	-	-	-	7	-	7
TOTAL EQUITY	41,028	20,478	48,491	34,032	14,061	56,725	(173,780)	41,035
TOTAL LIABILITIES AND EQUITY	$69,274	$32,316	$92,117	$50,561	$18,314	$104,027	$(213,383)	$153,226

Condensed Consolidating Cash Flow Statements
	For the Nine Months Ended September 30, 2019
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,256	$2,259	$72	$4,087	$43	$2,930	$(3,955)	$6,692
Cash Flows from Investing Activities
Net change in amounts due to (from) affiliates	-	1,695	(2,698)	-	-	537	466	-
Proceeds from investments sold:
Debt securities and equity securities	-	-	-	-	-	2,639	-	2,639
Investment maturities and repayments:
Debt securities and equity securities	-	-	-	-	-	1,281	-	1,281
Commercial mortgage loans	-	-	-	-	-	174	-	174
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	-	-	-	-	978	-	978
Investments purchased or originated:
Debt securities and equity securities	-	-	-	-	-	(3,347)	-	(3,347)
Commercial mortgage loans	-	-	-	-	-	(221)	-	(221)
Other (primarily short-term and other long-term investments)	(5)	-	(402)	-	-	(807)	-	(1,214)
Property and equipment purchases, net	-	-	-	(232)	-	(508)	-	(740)
Acquisitions, net of cash acquired	-	-	-	-	-	(6)	-	(6)
Other, net	-	-	-	-	-	(7)	-	(7)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5)	1,695	(3,100)	(232)	-	713	466	(463)
Cash Flows from Financing Activities
Net change in amounts due to (from) affiliates	903	(537)	3,825	(3,537)	(43)	(145)	(466)	-
Intercompany dividends paid	-	(1,917)	-	-	-	(2,038)	3,955	-
Deposits and interest credited to contractholder deposit funds	-	-	-	-	-	731	-	731
Withdrawals and benefit payments from contractholder deposit funds	-	-	-	-	-	(845)	-	(845)
Net change in short-term debt	1,140	(1,500)	-	(8)	-	(111)	-	(479)
Repayment of long-term debt	(2,003)	-	(1,000)	(337)	-	-	-	(3,340)
Repurchase of common stock	(1,540)	-	-	-	-	-	-	(1,540)
Issuance of common stock	101	-	-	-	-	-	-	101
Other, net	(95)	-	-	-	-	(13)	-	(108)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,494)	(3,954)	2,825	(3,882)	(43)	(2,421)	3,489	(5,480)
Effect of foreign currency rate changes on cash and cash equivalents	-	-	-	-	-	(27)	-	(27)
Net (decrease) increase in cash and cash equivalents	(243)	-	(203)	(27)	-	1,195	-	722
Cash and cash equivalents, January 1, 2019	243	-	633	43	-	2,936	-	3,855
Cash and cash equivalents, September 30, 2019	$-	$-	$430	$16	$-	$4,131	$-	$4,577

Condensed Consolidating Cash Flow Statements
	For the Nine Months Ended September 30, 2018
(In millions)	Cigna	Old Cigna	Express Scripts Holding Company	Express Scripts, Inc.	Medco Health Solutions, Inc.	Non-Guarantors	Eliminations and Consolidation Adjustments	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5	$1,113	$-	$-	$-	$3,900	$(1,374)	$3,644
Cash Flows from Investing Activities
Net change in amounts due (from) to affiliates	-	(275)	-	-	-	428	(153)	-
Proceeds from investments sold:
Debt securities and equity securities	-	-	-	-	-	1,930	-	1,930
Investment maturities and repayments:
Debt securities and equity securities	-	-	-	-	-	1,394	-	1,394
Commercial mortgage loans	-	-	-	-	-	181	-	181
Other sales, maturities and repayments (primarily short-term and other long-term investments)	-	53	-	-	-	535	-	588
Investments purchased or originated:
Debt securities and equity securities	-	-	-	-	-	(4,461)	-	(4,461)
Commercial mortgage loans	-	-	-	-	-	(288)	-	(288)
Other (primarily short-term and other long-term investments)	-	-	-	-	-	(660)	-	(660)
Property and equipment purchases, net	-	-	-	-	-	(346)	-	(346)
Other, net	-	-	-	-	-	(12)	-	(12)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(222)	-	-	-	(1,299)	(153)	(1,674)
Cash Flows from Financing Activities
Net change in amounts due (from) to affiliates	-	(428)	-	-	-	275	153	-
Intercompany dividends paid	-	-	-	-	-	(1,374)	1,374	-
Deposits and interest credited to contractholder deposit funds	-	-	-	-	-	816	-	816
Withdrawals and benefit payments from contractholder deposit funds	-	-	-	-	-	(872)	-	(872)
Net change in short-term debt	-	(5)	-	-	-	(104)	-	(109)
Repayment of long-term debt	-	(131)	-	-	-	-	-	(131)
Net proceeds on issuance of long-term debt	19,884	-	-	-	-	-	-	19,884
Repurchase of common stock	-	(310)	-	-	-	-	-	(310)
Issuance of common stock	-	41	-	-	-	-	-	41
Other, net	-	(67)	-	-	-	(137)	-	(204)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,884	(900)	-	-	-	(1,396)	1,527	19,115
Effect of foreign currency rate changes on cash and cash equivalents	-	-	-	-	-	(25)	-	(25)
Net increase (decrease) in cash and cash equivalents	19,889	(9)	-	-	-	1,180	-	21,060
Cash and cash equivalents, January 1, 2018	-	9	-	-	-	2,963	-	2,972
Cash and cash equivalents, September 30, 2018	$19,889	$-	$-	$-	$-	$4,143	$-	$24,032

Note 18 – Segment Information

See Note 1 for a description of our segments that changed effective with the fourth quarter of 2018. Prior year segment information reported in this Form 10-Q was adjusted to reflect these changes. In addition, effective with the first quarter of 2019, the Company began allocating compensation cost for stock options to the segments. Prior year segment information was not restated for this change. A description of our basis for reporting segment operating results is outlined below. Intersegment transactions primarily reflect pharmacy sales to insured customers of the Integrated Medical segment. These and other transactions are eliminated in consolidation.

The Company uses “pre-tax adjusted income from operations” and “adjusted revenues” as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. Pre-tax adjusted income from operations is defined as income before taxes excluding realized investment results, amortization of acquired intangible assets, results of transitioning clients Anthem and Coventry Health Care, Inc. (the “transitioning clients”) and special items. Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

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

The following tables present the special items recorded by the Company for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended
(In millions)	September 30, 2019		September 30, 2018
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (See Note 4)	$88	$114	$108	$128
Charges (benefits) associated with litigation matters (1)	(23)	(30)	35	45
Charges (benefits) associated with U.S. Tax Reform	-	-	(5)	2
Total impact from special items	$65	$84	$138	$175

	Nine Months Ended
(In millions)	September 30, 2019		September 30, 2018
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (See Note 4)	$311	$405	$267	$318
Charges associated with litigation matters (1) (2)	41	51	35	45
Charges (benefits) associated with U.S. Tax Reform	-	-	(5)	2
Total impact from special items	$352	$456	$297	$365

(1) See Note 16 for additional information.
(2) The Company recorded a charge in the second quarter of 2019 related to the sale of a subsidiary and is appealing.

Summarized segment financial information for the three and nine months ended September 30 was as follows:

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended September 30, 2019
Revenues from external customers (1)	$27,084	$8,648	$1,368	$1,107	$-	$38,207
Inter-segment revenues	499	376	-	7	(882)	-
Net investment income	15	124	39	170	1	349
Total revenues	27,598	9,148	1,407	1,284	(881)	38,556
Revenue contributions from transitioning clients	(2,718)	-	-	-	-	(2,718)
Net realized investment results from certain equity method investments (2)	-	-	(5)	-	-	(5)
Adjusted revenues	$24,880	$9,148	$1,402	$1,284	$(881)	$35,833
Income (loss) before taxes	$965	$1,011	$184	$159	$(556)	$1,763
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(274)	-	-	-	-	(274)
(Income) attributable to noncontrolling interests	-	-	(4)	-	-	(4)
Net realized investment (gains) losses (2)	-	(43)	5	(18)	-	(56)
Amortization of acquired intangible assets	708	15	9	2	-	734
Special items
Integrated and transaction-related costs	-	-	-	-	114	114
Charges associated with litigation matters	-	(30)	-	-	-	(30)
Pre-tax adjusted income (loss) from operations	$1,399	$953	$194	$143	$(442)	$2,247

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended September 30, 2018
Revenues from external customers (1)	$828	$7,907	$1,285	$1,082	$-	$11,102
Inter-segment revenues	279	150	-	4	(433)	-
Net investment income	2	117	40	176	20	355
Total revenues	1,109	8,174	1,325	1,262	(413)	11,457
Net realized investment results from certain equity method investments (2)	-	-	1	-	-	1
Special items reported in transaction-related costs	-	-	-	-	(13)	(13)
Adjusted revenues	$1,109	$8,174	$1,326	$1,262	$(426)	$11,445
Income (loss) before taxes	$67	$848	$194	$135	$(211)	$1,033
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	-	-	(3)	-	-	(3)
Net realized investment (gains) losses	-	(3)	(1)	5	-	1
Amortization of acquired intangible assets	-	42	5	1	-	48
Special items
Integrated and transaction-related costs	-	-	-	-	128	128
Charges associated with litigation matters	-	45	-	-	-	45
Charges associated with U.S. tax reform	-	-	-	2	-	2
Pre-tax adjusted income (loss) from operations	$67	$932	$195	$143	$(83)	$1,254

(1) Includes the Company’s share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.
(2) Includes the Company’s share of certain realized investment gains (losses) of its joint ventures reported in the International Markets segment using the equity method of accounting.

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Nine months ended September 30, 2019
Revenues from external customers (1)	$80,618	$26,226	$4,095	$3,347	$-	$114,286
Inter-segment revenues	1,869	727	-	21	(2,617)	-
Net investment income (loss)	47	358	117	521	(8)	1,035
Total revenues	82,534	27,311	4,212	3,889	(2,625)	115,321
Revenue contributions from transitioning clients	(11,657)	-	-	-	-	(11,657)
Net realized investment results from certain equity method investments (2)	-	-	(27)	-	-	(27)
Adjusted revenues	$70,877	$27,311	$4,185	$3,889	$(2,625)	$103,637
Income (loss) before taxes	$3,015	$3,157	$601	$407	$(1,871)	$5,309
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(1,589)	-	-	-	-	(1,589)
(Income) attributable to noncontrolling interests	(1)	-	(12)	-	-	(13)
Net realized investment (gains) (2)	-	(65)	(10)	(36)	-	(111)
Amortization of acquired intangible assets	2,130	51	28	5	-	2,214
Special items
Integration and transaction-related costs	-	-	-	-	405	405
Charges associated with litigation matters	-	(30)	-	-	81	51
Pre-tax adjusted income (loss) from operations	$3,555	$3,113	$607	$376	$(1,385)	$6,266

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Nine months ended September 30, 2018
Revenues from external customers (1)	$2,447	$23,725	$3,875	$3,267	$-	$33,314
Inter-segment revenues	841	421	-	10	(1,272)	-
Net investment income	5	348	113	538	32	1,036
Total revenues	3,293	24,494	3,988	3,815	(1,240)	34,350
Net realized investment results from certain equity method investments (2)	-	-	23	-	-	23
Special items reported in transaction-related costs	-	-	-	-	(13)	(13)
Adjusted revenues	$3,293	$24,494	$4,011	$3,815	$(1,253)	$34,360
Income (loss) before taxes	$227	$2,720	$580	$400	$(574)	$3,353
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	-	-	(10)	-	-	(10)
Net realized investment losses (2)	-	12	32	14	1	59
Amortization of acquired intangible assets	-	82	13	4	-	99
Special items
Integration and transaction-related costs	-	-	-	-	318	318
Charges associated with litigation matters	-	45	-	-	-	45
Charges associated with U.S. tax reform	-	-	-	2	-	2
Pre-tax adjusted income (loss) from operations	$227	$2,859	$615	$420	$(255)	$3,866

(1) Includes the Company’s share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.
(2) Includes the Company’s share of certain realized investment gains (losses) of its joint ventures reported in the International Markets segment using the equity method of accounting.

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2019	2018	2019	2018
Products (Pharmacy revenues) (ASC 606)
Home delivery and specialty revenues	$11,837	$747	$35,893	$2,222
Network revenues	12,923	-	37,954	-
Other	1,227	-	3,607	-
Total pharmacy revenues	25,987	747	77,454	2,222
Insurance premiums (ASC 944)
Integrated Medical premiums
Commercial
Risk	3,174	2,697	9,278	7,951
Stop loss	1,085	1,010	3,221	2,983
Other	260	260	779	777
Government
Medicare Advantage	1,562	1,455	4,779	4,414
Medicare Part D	404	157	1,329	574
Other	1,059	1,114	3,137	3,355
Total Integrated Medical premiums	7,544	6,693	22,523	20,054
International Markets premiums	1,309	1,245	3,914	3,767
Domestic disability, life and accident premiums	1,049	1,006	3,165	3,013
Other premiums	33	50	107	171
Total premiums	9,935	8,994	29,709	27,005
Services (ASC 606)
Fees	2,249	1,350	7,015	4,064
Other external revenues	36	11	108	23
Total services	2,285	1,361	7,123	4,087
Total revenues from external customers	$38,207	$11,102	$114,286	$33,314

The Health Services segment may provide certain financial and performance guarantees in its pharmacy benefit management contracts including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive performance penalties if we fail to meet guarantees. Actual performance is compared to the guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The deferred revenue balance was $ 973 million as of September 30, 2019 and $895 million as of December 31, 2018.

The Company’s Health Services segment reported revenues as follows from Anthem and the Department of Defense for the nine months ended September 30, 2019. Amounts presented below reflect the percentage of consolidated revenues. The Company did not report revenue from these two customers in periods before the Merger.

Nine Months Ended
September 30, 2019
Anthem	10%
Department of Defense	8%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2019 compared with December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019 compared with the same periods last year. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 to the Consolidated Financial Statements in our 2018 Form 10-K for additional information regarding the Company’s significant accounting policies and Note 2 to the Consolidated Financial Statements in the Form 10-Q for updates to those accounting policies resulting from adopting new accounting guidance. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related pharmacy and other benefits businesses, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or “N/M” when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points (“bps”).

In this MD&A, our consolidated measures “adjusted income from operations,” earnings per share on that same basis, and “adjusted revenues” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures of “shareholders’ net income,” “earnings per share” and “total revenues.” We also use pre-tax adjusted income from operations and adjusted revenues to measure the results of our segments.

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

As described more fully in Note 4 to the Consolidated Financial Statements, on December 20, 2018, we completed the acquisition of Express Scripts Holding Company (“Express Scripts”) and changed our segments effective in the fourth quarter of 2018. See Note 1 to the Consolidated Financial Statements for a description of our segments. As described further in Note 2 to the Consolidated Financial Statements, we adopted Article 5 of Regulation S-X issued by the SEC effective December 31, 2018. Prior year information presented in this Form 10-Q was restated to reflect these changes. In addition, as discussed in Note 18 to the Consolidated Financial Statements, effective in the first quarter of 2019, compensation cost for stock options is now recorded by our segments. Prior year segment information has not been restated for this change. Results for the three and nine months ended September 30, 2019 included the results of Express Scripts’ business, whereas results for the three months and the nine months ended September 30, 2018 reflected only Cigna’s stand-alone historical results. Unless otherwise specified, the commentary provided below describes our results for the three and nine months ended September 30, 2019 compared with the same periods in 2018.

Summarized below are certain key measures of our performance by segment for the three months and the nine months ended September 30, 2019 and 2018:

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2019	2018	% Change	2019	2018	% Change
Revenues
Adjusted revenues by segment
Health Services	$24,880	$1,109	N/M	$70,877	$3,293	N/M
Integrated Medical	9,148	8,174	12%	27,311	24,494	12%
International Markets	1,402	1,326	6	4,185	4,011	4
Group Disability and Other	1,284	1,262	2	3,889	3,815	2
Corporate, including eliminations	(881)	(426)	(107)	(2,625)	(1,253)	(109)
Adjusted revenues	35,833	11,445	213	103,637	34,360	202
Revenue contributions from transitioning clients	2,718	-	N/M	11,657	-	N/M
Net realized investment results from certain equity method investments	5	(1)	N/M	27	(23)	N/M
Special items reported in transaction-related costs	-	13	N/M	-	13	N/M
Total revenues	$38,556	$11,457	237%	$115,321	$34,350	236%
Shareholders’ net income	$1,351	$772	75%	$4,127	$2,493	66%
Adjusted income from operations	$1,718	$945	82%	$4,856	$2,910	67%
Earnings per share (diluted)
Shareholders’ net income	$3.57	$3.14	14%	$10.83	$10.14	7%
Adjusted income from operations	$4.54	$3.84	18%	$12.74	$11.84	8%
Pre-tax adjusted income from operations by segment
Health Services	$1,399	$67	N/M	$3,555	$227	N/M
Integrated Medical	953	932	2%	3,113	2,859	9%
International Markets	194	195	(1)	607	615	(1)
Group Disability and Other	143	143	-	376	420	(10)
Corporate, including eliminations	(442)	(83)	N/M	(1,385)	(255)	N/M
Consolidated pre-tax adjusted income from operations	2,247	1,254	79	6,266	3,866	62
Adjustment for transitioning clients	274	-	N/M	1,589	-	N/M
Income attributable to noncontrolling interests	4	3	33	13	10	30
Realized investment gains (losses)	56	(1)	N/M	111	(59)	N/M
Amortization of acquired intangible assets	(734)	(48)	N/M	(2,214)	(99)	N/M
Special items	(84)	(175)	52	(456)	(365)	(25)
Income before income taxes	$1,763	$1,033	71%	$5,309	$3,353	58%

For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A beginning on page 60.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in millions)	2019	2018	% Change		2019	2018	% Change
Pharmacy revenues	$25,987	$747	N/M		$77,454	$2,222	N/M
Premiums	9,935	8,994	10%		29,709	27,005	10%
Fees and other revenues	2,285	1,361	68		7,123	4,087	74
Net investment income	349	355	(2)		1,035	1,036	-
Total revenues	38,556	11,457	237		115,321	34,350	236
Pharmacy and other service costs	24,552	602	N/M		73,565	1,776	N/M
Medical costs and other benefit expenses	7,734	6,803	14		22,930	20,420	12
Selling, general and administrative expenses	3,413	2,872	19		10,096	8,454	19
Amortization of acquired intangible assets	734	48	N/M		2,214	99	N/M
Total benefits and expenses	36,433	10,325	253		108,805	30,749	254
Income from operations	2,123	1,132	88		6,516	3,601	81
Interest expense and other	(411)	(99)	N/M		(1,291)	(212)	N/M
Net realized investment gains (losses)	51	-	N/M		84	(36)	N/M
Income before income taxes	1,763	1,033	71		5,309	3,353	58
Income taxes	409	259	58		1,173	854	37
Net income	1,354	774	75		4,136	2,499	66
Less: net income attributable to noncontrolling interest	3	2	50		9	6	50
Shareholders’ net income	$1,351	$772	75%		$4,127	$2,493	66%
Consolidated effective tax rate	23.2%	25.1%	190	bps	22.1%	25.5%	340	bps
Medical customers (in thousands)
Integrated Medical					15,495	15,301	1%
International Markets					1,576	1,558	1
Total					17,071	16,859	1%

Reconciliation of Shareholders’ Net Income to Adjusted Income from Operations
	$ in millions				Diluted Earnings Per Share
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Shareholders’ net income	$1,351	$772	$4,127	$2,493	$3.57	$3.14	$10.83	$10.14
After-tax adjustments required to reconcile to adjusted income from operations
- Adjustment for transitioning clients	(207)	-	(1,217)	-	(0.55)	-	(3.19)	-
- Net realized investment (gains) losses	(49)	(1)	(100)	46	(0.13)	-	(0.26)	0.19
- Amortization of acquired intangible assets	558	36	1,694	74	1.47	0.15	4.43	0.30
Special items
- Integration and transaction-related costs	88	108	311	267	0.24	0.43	0.82	1.09
- Charges (benefits) associated with litigation matters	(23)	35	41	35	(0.06)	0.14	0.11	0.14
- Charges (benefits) associated with U.S. tax reform	-	(5)	-	(5)	-	(0.02)	-	(0.02)
Total special items	65	138	352	297	0.18	0.55	0.93	1.21
Adjusted income from operations	$1,718	$945	$4,856	$2,910	$4.54	$3.84	$12.74	$11.84

Commentary: Three Months and Nine Months Ended September 30, 2019 versus the same periods in 2018

Unless indicated otherwise, the commentary presented below, and in the segment discussions that follow, applies to both the three months and nine months ended September 30, 2019, compared to the same periods in 2018.

Earnings and Revenue

Shareholders’ net income increased, primarily driven by the earnings contribution from Express Scripts and improved results in the Integrated Medical segment partially offset by interest expense on debt issued to finance the Express Scripts acquisition. Earnings per share also increased, but at a significantly lower rate, reflecting dilution caused by shares issued in connection with the Express Scripts acquisition.

Adjusted income from operations increased, reflecting earnings from Express Scripts’ pharmacy benefits and medical management businesses reported in the Health Services segment and improved results in Integrated Medical. These favorable results were partially offset by higher interest expense reported in Corporate from debt issued to finance the acquisition and assumed from Express Scripts. Adjusted income from operations per share also increased, but at a significantly lower rate, reflecting dilution caused by shares issued in connection with the Express Scripts acquisition.

Medical customers increased, primarily attributable to growth in the Select and Middle Market segments, partially offset by a decline in National Accounts.

Revenue growth largely reflects the addition of Express Scripts and, to a lesser extent, business growth in the Integrated Medical segment. Detailed revenue items are discussed further below.

oPharmacy revenues in 2019 reflect the Express Scripts pharmacy benefit management business. See the Health Services Segment section of this MD&A for further discussion of pharmacy revenues.

oPremiums were higher, primarily resulting from: 1) customer growth across all segments, predominantly Integrated Medical, 2) rate increases in Integrated Medical reflecting underlying medical cost trends; and 3) a contribution from Express Scripts’ Medicare Part D business.

oFees and other revenues. The increases were primarily driven by contributions from Express Scripts’ medical management business reported in the Health Services segment. To a lesser extent, higher fees in our Integrated Medical segment primarily driven by growth in our specialty businesses contributed to the increases.

oNet investment income was essentially flat, as lower yields were substantially offset by higher average assets.

Other Components of Consolidated Results of Operations

•Pharmacy and other service costs. In 2019, this amount is largely comprised of Express Scripts’ pharmacy benefits and medical management businesses reported in the Health Services segment. In 2018, Cigna’s home delivery business comprised the entire amount.

•Medical costs and other benefit expenses increased, largely attributable to medical cost inflation in Integrated Medical, customer growth in the insured business and the addition of Express Scripts’ Medicare Part D business.

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

•Realized investment gains (losses). We reported realized investment gains for the three and nine months ended September 30, 2019, compared with no gain or loss for the three months and losses for the nine months ended September 30, 2018. The improvements largely result from gains on sales of real estate joint ventures in the third quarter of 2019, higher gains on sales of debt securities and favorable market value adjustments on equity securities.

•The consolidated effective tax rate declined, primarily due to suspension of the nondeductible health insurance industry tax in 2019 and, for the nine months, recognition of incremental state tax benefits in the second quarter of 2019.

Key Transactions and Business Developments

Merger with Express Scripts

As discussed in more detail in our 2018 Form 10-K, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion. The “Liquidity” section of this MD&A provides further discussion of the impact of the acquisition on our liquidity and capital resources.

We continue to incur costs related to this transaction. These costs are being reported in “integration and transaction-related costs” as a special item and excluded from adjusted income from operations. The results of the Express Scripts’ business were included in Cigna’s consolidated financial information for the three and nine months ended September 30, 2019, whereas the three and nine months ended September 30, 2018 reflected only Cigna’s stand-alone historical results.

On January 30, 2019, Anthem exercised its early termination right and terminated their pharmacy benefit management services agreement with us, effective March 1, 2019. There is a twelve-month transition period ending March 1, 2020. The transition of Anthem’s customers is expected to occur at various dates, as informed by Anthem’s technology platform migration schedule. We will focus on an effective transition of this relationship and related services over Anthem’s accelerated timeline. We exclude the results of Express Scripts’ contract with Anthem (and also Coventry) from our non-GAAP reporting metrics “adjusted revenues” and “adjusted income from operations” and refer to these clients as “transitioning clients.”

Industry Developments and Other Matters Affecting Our Health Services and Integrated Medical Segments

Our 2018 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“ACA”) provisions and other legislative initiatives that impact our health care and pharmacy services businesses, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”). The health care and pharmacy services businesses continue to operate in a dynamic environment, and the laws and regulations applicable to these businesses, including the ACA, continue to be subject to legislative, regulatory and judicial challenges. The table presented below provides an update on the impact of these items and other matters affecting our Integrated Medical and Health Services segments as of September 30, 2019.

Item	Description
Medicare Advantage

Medicare Star Quality Ratings (“Star Ratings”): CMS uses a Star Rating system to measure how well Medicare Advantage (“MA”) plans perform, scoring how well plans perform in several categories, including quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 73% of our MA customers are in a four star or greater plan for bonus payments to be received in 2019. We expect this percentage to increase to 77% for bonus payments to be received in 2020 and 85% for bonus payments to be received in 2021.

Risk Adjustment: As discussed in the “Regulation” and “Risk Factors” sections of our 2018 Form 10-K, our MA business is subject to reviews, including risk adjustment data validation (“RADV”) audits by CMS and the Office of the Inspector General (“OIG”). We expect that CMS, OIG and other federal agencies will continue to closely scrutinize components of the Medicare program.

The “Regulation” and “Health Care Industry Developments and Other Matters Affecting Our Integrated Medical and Health Services Segments” sections of our 2018 Form 10-K also discuss a proposed rule issued by CMS in 2018 that included, among other things, extrapolation of the error rate related to RADV audit findings without applying the adjustment for underlying fee-for-service data errors as currently contemplated by CMS’s RADV audit methodology. If adopted in its current form, the rule could have a detrimental impact to all MA insurers and affect the ability of plans to deliver high quality health care for the population served. The Company, along with other MA organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019. It is uncertain if CMS will finalize the rule as proposed. Preliminary data validation for CMS contract years 2011 through 2013 audits has been completed and the Company does not expect the impact of the rule, if adopted as proposed, to be material to the Company’s results of operations for these contract years. Data validation for the CMS contract year 2014 audit is in process. As a result, the Company cannot estimate the potential impact of adoption of the proposed rule for contract year 2014 at this time.

In addition, the Company is subject to OIG RADV audits that are in process. The U.S. Department of Justice also is currently conducting an industry-wide investigation of risk adjustment data submission practices and business processes, as described in Note 16 to the Consolidated Financial Statements.

Item	Description
Health Insurance Industry Tax

Health Insurance Industry Tax: Federal legislation suspended the health insurance industry tax for 2019 and our premium rates for 2019 reflect this suspension. We recorded $94 million for the three months and $279 million for the nine months ended September 30, 2018. Under current legislation, the industry tax will return in 2020 and is expected to approximate $460 million. The return of the industry tax in 2020 is contemplated in our premium rates and benefits for the affected products.

Public Health Exchanges

Market Participation: In 2019, we are offering individual coverage on the public health insurance exchanges in Arizona, Colorado, Illinois, Missouri, North Carolina, Tennessee and Virginia. For 2020, we are expanding individual exchange offerings into Kansas, Utah and Florida, as well as new counties in Tennessee and Virginia.

Cost Sharing Reduction Subsidies: The ACA provides for cost sharing reductions that offset the amount that qualifying customers pay for deductibles, copayments and coinsurance. The federal government stopped funding insurers for the cost sharing reduction subsidies in 2017. Certain insurers have sued the federal government for failure to pay cost sharing reduction subsidies and the matter remains unresolved. To date, judges in six of those actions have ruled in favor of the insurers, three of which are presently under appeal. We will continue to monitor developments. Our premium rates for the 2019 plan year reflected a lack of government funding for cost sharing reduction subsidies. We followed a similar approach for 2020 premium rates.

Risk Mitigation Programs – Individual ACA Business

See the MD&A in our 2018 Form 10-K for background around legal actions related to the risk corridor and risk adjustment programs. During the second quarter of 2019, the U.S. Supreme Court agreed to review the unfavorable lower court rulings in the risk corridor cases. We continue to carry an allowance for the balance of our risk corridor receivables of $109 million. No other significant updates occurred in the third quarter of 2019 related to these risk corridor and risk adjustment legal matters.

In April 2019, CMS published the final Notice of Benefit and Payment Parameters for the 2020 plan year that clarified the 2017 benefit year RADV program. CMS released the 2017 benefit year data validation error rates in May and published the preliminary RADV transfers in August 2019. Based on the information currently available, we adjusted our risk adjustment balance to reflect the expected outcome of the RADV program.

The following table presents our balances associated with the risk adjustment program as of September 30, 2019 and December 31, 2018, inclusive of the RADV adjustments recorded in 2019.

	Net Receivable (Payable) Balance
	September 30,	December 31,
(In millions)	2019	2018
Risk Adjustment
Receivables (1)	$57	$32
Payables (2)	(174)	(187)
Total risk adjustment balance	$(117)	$(155)

(1) Receivables, net of allowances, are reported in accounts receivable in the Consolidated Balance Sheets.
(2) Payables are reported in accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.

Charges for the ongoing risk adjustment program and RADV audit adjustments were $18 million pre-tax ($14 million after-tax) for the three months and $134 million pre-tax ($103 million after-tax) for the nine months ended September 30, 2019 compared with $48 million pre-tax ($38 million after-tax) and $143 million ($113 million after-tax) for the same periods in 2018.

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

•using proceeds from issuing debt and common stock; and

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

Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2019	2018
Operating activities	$6,692	$3,644
Investing activities	$(463)	$(1,674)
Financing activities	$(5,480)	$19,115

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2019 compared with the same period in 2018.

Operating activities

Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.

Cash flows from operating activities increased, primarily driven by higher net income adjusted for depreciation and amortization and reduction in inventories. These increases were partially offset by the timing of accounts receivable collections and higher income tax payments.

Investing and Financing activities

Cash used in investing activities decreased, primarily due to higher proceeds from investment sales coupled with lower investment purchases.

Cash flows from financing activities for the nine months ended September 30, 2018 included $19.9 billion of proceeds from long-term debt issued to fund the Express Scripts acquisition. Excluding this item, cash used in financing activities increased in 2019, primarily due to higher repayments of long-term debt and share repurchases.

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

For the nine months ended September 30, 2019, we repurchased 9.3 million shares for approximately $1.5 billion. In October 2019, the Board increased repurchase authority by an additional $1.0 billion. From October 1, 2019 through October 30, 2019 we repurchased 1.5 million shares for approximately $240 million. Share repurchase authority was $1.2 billion as of October 30, 2019.

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

At September 30, 2019, our debt-to-capitalization ratio was 46.4%, a decline from 50.9% at December 31, 2018. We expect to deleverage to the upper 30s by the end of 2020 using cash flows from operating activities.

In 2018, Cigna entered into a new Revolving Credit Agreement and Term Loan Credit Agreement in financing the Express Scripts acquisition. Cigna had $21 million of letters of credit outstanding under the Revolving Credit Agreement as of September 30, 2019. In the fourth quarter of 2019, Cigna entered into an additional 364-day revolving credit agreement that matures in October 2020. See Note 6 to the Consolidated Financial Statements for further information on our revolving credit agreements and the Term Loan Credit Agreement.

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

Liquidity and Capital Resources Outlook

We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements, and the issuance of long-term debt. As of September 30, 2019, we had approximately $4.8 billion in cash and short-term investments, approximately $1.1 billion of which was held by the parent company or nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. During the fourth quarter of 2019, we settled a debt exchange that generated additional near-term liquidity through the recognition of current tax losses that will reverse over the remaining life of the debt. A description of our outstanding debt, including further discussion of the debt exchange completed in the fourth quarter of 2019, can be found in Note 6 to the Consolidated Financial Statements.

During the first quarter of 2019, our unfunded pension liability increased by approximately $140 million due to the settlement of the Amara litigation, as described more fully in Notes 13 and 16 to the Consolidated Financial Statements. In addition, our pension liability will be re-measured at December 31, 2019 using updated pension assets and valuation assumptions, including discount rates. As of September 30, 2019, discount rates had declined approximately 110 basis points since December 31, 2018. If year-end discount rates and pension assets were to remain at the levels as of September 30, 2019, our pension liability would increase by approximately $300 million, resulting in an after-tax charge to accumulated other comprehensive income of approximately $240 million. However, we cannot predict the actual amount of the year-end adjustment as it will depend on discount rates activity and investment performance during the fourth quarter of 2019. Our required contributions for 2019 under the Pension Protection Act of 2006 remain unchanged and were immaterial. We currently expect 2020 required contributions to be immaterial. See Note 13 to the Consolidated Financial Statements for additional information regarding our pension plans.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of our 2018 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.1 billion from its insurance subsidiaries without additional state approval.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 16 to the Consolidated Financial Statements for discussion of various guarantees.

We have updated the long-term debt and purchase obligations as of September 30, 2019 previously provided in our 2018 Form 10-K.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year (1)	years	years	years
On-Balance Sheet
Long-term debt (1)	50,190	368	9,287	9,397	31,138
Off-Balance Sheet
Purchase obligations	2,989	830	1,484	558	117

(1) Amounts reflect cash obligations for the remainder of 2019 and do not include amounts related to current maturities of long-term debt. See Note 6 to the Consolidated Financial Statements for information regarding our long-term debt.

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

Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2018 Form 10-K. We regularly evaluate items that may impact critical accounting estimates. Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2018 Form 10-K. As of September 30, 2019, there were no significant changes to the critical accounting estimates from what was reported in our 2018 Form 10-K.

Goodwill and Other Intangible Assets

Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2019. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by sufficient margins.

Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience significantly differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

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

In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, results of transitioning clients and special items. Ratios presented in this segment discussion exclude the same items as pre-tax adjusted income from operations. See Note 18 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 18 to the Consolidated Financial Statements also explains two additional items that are important in understanding our segment results: 1) segment revenues include both external revenues and sales between segments that are eliminated in Corporate; and 2) beginning in the first quarter of 2019, compensation cost for stock options is recorded by the segments. Prior year segment information was not restated for the change in stock option reporting.

In these segment discussions, we also present “pre-tax adjusted margin,” defined as adjusted income from operations before taxes divided by adjusted revenues.

See the MD&A Executive Overview beginning on page 52 for summarized financial results of each of our segments.

Health Services Segment

The Health Services segment includes the pharmacy benefit management, pharmacy home delivery and certain medical management services. This segment includes Express Scripts’ business from the December 20, 2018 date of acquisition except for Express Scripts’ Medicare Part D business that is reported in the Government operating segment. This segment also includes Cigna’s legacy mail order pharmacy business. Due to the timing of the acquisition, results of operations for the three months and nine months ended September 30, 2018 did not include results from the Express Scripts’ business. The main driver of period over period increases in the financial information presented below is the inclusion of results from the Express Scripts’ business in 2019. As described in the introduction to Segment Reporting on page 60, performance of the Health Services segment is measured using pre-tax adjusted income from operations.

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

•Our client contract pricing is impacted by our ability to negotiate supply chain contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates. As we seek to improve the effectiveness of our integrated solutions for the benefit of our clients, we are continuously innovating and optimizing the supply chain. Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients can affect our revenues and cost of revenues.

In this MD&A, we present revenues and gross profit “excluding transitioning clients” in addition to those metrics including transitioning clients. Pre-tax adjusted income from operations and pre-tax adjusted margin exclude contributions from transitioning clients. See the “Key Transactions and Developments” section on page 55 of this MD&A for further discussion of transitioning clients and why we present this information.

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable		Nine Months Ended September 30,		Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Total revenues	$27,598	$1,109	N/M	%	$82,534	$3,293	N/M	%
Less: revenue contributions from transitioning clients	(2,718)	-	N/M	%	(11,657)	-	N/M	%
Adjusted revenues	$24,880	$1,109	N/M	%	$70,877	$3,293	N/M	%
Gross profit	$2,192	$90	N/M	%	$6,631	$291	N/M	%
Gross profit excluding transitioning clients	$1,880	$90	N/M	%	$4,887	$291	N/M	%
Pre-tax adjusted income from operations	$1,399	$67	N/M	%	$3,555	$227	N/M	%
Pre-tax adjusted margin	5.6%	6.0%	(40)	bps	5.0%	6.9%	(190)	bps

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars and adjusted scripts in millions)	2019	2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Network revenues	$10,911	$29,937
Home delivery and specialty revenues	11,650	34,198
Other revenues	1,228	3,608
Total pharmacy revenues	$23,789	$67,743
Pharmacy script volume
Adjusted network scripts(2)	242	687
Adjusted home delivery and specialty scripts(2)	70	211
Total adjusted scripts(2)	312	898
Generic fill rate
Network	87.1%	87.5%
Home delivery	84.2%	84.2%
Overall generic fill rate	86.7%	87.1%

(1)Amounts exclude contributions from transitioning clients.

(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018

This segment includes Express Scripts’ business from the date of acquisition by the Company on December 20, 2018 with the exception of Express Scripts’ Medicare Part D business that is reported in the Government operating segment. In the third quarter of 2019, Integrated Medical’s Commercial customers transitioned to Express Scripts’ retail pharmacy network. Results of operations for the three and nine months ended September 30, 2018 reflect only Cigna’s legacy mail order pharmacy business.

The main driver of period over period increases in the financial information was the results from the Express Scripts’ business in 2019. The Health Services segment reflects strong performance, including customer growth, adjusted pharmacy scripts volume, specialty pharmacy care and management of supply chain.

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

The business section of our 2018 Form 10-K (see the “Integrated Medical” section beginning on page 3) describes the various products and funding solutions offered by this segment, including the various revenue sources. As described in the introduction to Segment Reporting on page 60, performance of the Integrated Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:

•customer growth;

•revenues from integrated specialty products, including pharmacy services, sold to clients and customers across all funding solutions;

•percentage of Medicare Advantage customers in plans eligible for quality bonus payments;

•benefit expenses as a percentage of premiums (medical care ratio or “MCR”) for our insured commercial and government businesses; and

•selling, general and administrative expense as a percentage of adjusted revenues (expense ratio).

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable		Nine Months Ended September 30,		Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Adjusted revenues	$9,148	$8,174	12%		$27,311	$24,494	12%
Pre-tax adjusted income from operations	$953	$932	2%		$3,113	$2,859	9%
Adjusted pre-tax margin	10.4%	11.4%	(100)	bps	11.4%	11.7%	(30)	bps
Medical care ratio	80.5%	78.3%	(220)	bps	80.3%	78.3%	(200)	bps
Expense ratio	23.2%	24.5%	130	bps	22.3%	24.2%	190	bps

					As of September 30,
(In thousands)					2019	2018	% Change
Integrated Medical Customers
Commercial risk					2,078	1,880	11%
Government					1,374	1,402	(2)%
Total risk					3,452	3,282	5%
Service					12,043	12,019	-%
Total					15,495	15,301	1%

					As of	As of
(In millions)					September 30, 2019	December 31, 2018	% Change
Unpaid claims and claim expenses – Integrated Medical					$3,061	$2,697	13%

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018

Adjusted revenues. The increases for the three months and nine months ended September 30, 2019 compared with the same periods in 2018 reflect higher revenues in both our Commercial and Government operating segments. The increase in the Commercial segment reflects customer growth in our risk business as well as higher premium rates due to underlying medical cost trend. The increase in the Government segment reflects the addition of Express Scripts’ Medicare Part D business.

Pre-tax adjusted income from operations. The increases for the three months and nine months ended September 30, 2019 compared with the same periods in 2018 reflect strong ongoing performance in our Commercial segment, including increased contributions from our commercial risk business and specialty products, partially offset by lower margins in our Individual business.

Medical care ratio. As expected, the medical care ratio increased for the three months ended September 30, 2019 compared with the same period in 2018, primarily reflecting an additional business day in third quarter 2019 as compared to 2018, the pricing impact of the suspension of the health insurance industry tax in 2019, as well as a higher Individual business loss ratio. As expected, for the nine months ended September 30, 2019 compared with the same period in 2018, the medical care ratio increased reflecting the pricing impact of the suspension of the health insurance industry tax in 2019, business mix related to the addition of Express Scripts’ Medicare Part D business, as well as a higher Individual business loss ratio.

Expense ratio. The expense ratio decreased for the three months and nine months ended September 30, 2019 compared with the same periods in 2018, primarily reflecting higher risk revenues and the suspension of the health insurance industry tax in 2019.

Other Items Affecting Integrated Medical Results

Unpaid Claims and Claim Expenses

Our unpaid claims and claim expenses liability was higher as of September 30, 2019 compared with December 31, 2018, primarily due to seasonality in our stop loss products, as well as customer growth.

Medical Customers

Our medical customer base was higher at September 30, 2019 compared with the same period in 2018, primarily reflecting growth in our Select and Middle Market segments partially offset by lower membership in our National Accounts segment.

A medical customer is defined as a person meeting any one of the following criteria:

•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;

•has access to our provider network for covered services under their medical plan; or

•has medical claims that are administered by us.

International Markets Segment

The International Markets segment includes supplemental health, life and accident business previously reported in the “Global Supplemental Benefits” segment, except for our Medicare Supplement business that is now reported in the Integrated Medical segment and certain international businesses in run-off that are now reported in Group Disability and Other. International Markets also includes health care products previously reported in the former “Global Health Care” segment.

As described in the introduction to Segment Reporting on page 60, performance of the International Markets segment is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations for this segment are:

•premium growth, including new business and customer retention;

•benefit expenses as a percentage of premiums (loss ratio);

•selling, general and administrative expense and acquisition expense as a percentage of revenues (expense ratio and acquisition cost ratio); and

•the impact of foreign currency movements.

Results of Operations

Financial Summary	Three Months Ended September 30,	Change Favorable			Nine Months Ended September 30,	Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Adjusted revenues	$1,402	$1,326	6%		$4,185	$4,011	4%
Pre-tax adjusted income from operations	$194	$195	(1)%		$607	$615	(1)%
Pre-tax adjusted margin	13.8%	14.7%	(90)	bps	14.5%	15.3%	(80)	bps
Loss ratio	57.6%	57.1%	(50)	bps	56.8%	56.7%	(10)	bps
Acquisition cost ratio	13.0%	12.7%	(30)	bps	13.0%	12.8%	(20)	bps
Expense ratio (excluding acquisition costs)	19.0%	18.7%	(30)	bps	19.0%	18.3%	(70)	bps

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018

Adjusted revenues increased mainly due to business growth in Europe, the Middle East and South Korea and the acquisition of OnePath Life in New Zealand in the fourth quarter of 2018. These increases are partially offset by unfavorable foreign currency movements.

Pre-tax adjusted income from operations decreased due to unfavorable foreign currency movements along with higher benefit, acquisition and operating expenses, partially offset by the acquisition of OnePath Life and business growth in China.

The segment’s loss ratio was less favorable due to higher claims in Asia, largely offset by reserve updates.

The acquisition cost ratio increased due to higher amortization in South Korea. For the nine months ended September 30, 2019, higher acquisition expense in Taiwan also contributed to the increase, partially offset by the acquisition of OnePath Life.

The increase in the expense ratio (excluding acquisition costs) was driven by strategic investments for long-term growth and integration of OnePath Life.

Other Items Affecting International Markets Results

South Korea is the single largest geographic market for our International Markets segment. For the nine months ended September 30, 2019, South Korea generated 37% of the segment’s adjusted revenues and 61% of the segment’s pre-tax adjusted income from operations. For the nine months ended September 30, 2019, our International Markets segment operations in South Korea represented 2% of our consolidated adjusted revenues and 6% of consolidated pre-tax adjusted income from operations.

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

As described in the introduction of Segment Reporting on page 60, performance of Group Disability and Other is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations are:

•premium growth, including new business and customer retention;

•net investment income;

•benefit expenses as a percentage of premiums (loss ratio); and

•selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).

Results of Operations

Financial Summary	Three Months Ended September 30,	Change Favorable			Nine Months Ended September 30,	Change Favorable
(In millions)	2019	2018	(Unfavorable)		2019	2018	(Unfavorable)
Adjusted revenues	$1,284	$1,262	2%		$3,889	$3,815	2%
Pre-tax adjusted income from operations	$143	$143	-%		$376	$420	(10)%
Pre-tax adjusted margin	11.1%	11.3%	(20)	bps	9.7%	11.0%	(130)	bps

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018

Adjusted revenues increased, due to business growth in the group disability, life and voluntary businesses, partially offset by the continued run-off of international business and lower investment income.

Pre-tax adjusted income from operations and margin is flat for the three months ended September 30, 2019 compared with the same period in 2018. For the nine months ended September 30, 2019 compared with the same period in 2018, the decrease is a result of unfavorable disability claims experience.

Corporate

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and project costs and intersegment eliminations for products and services sold between segments. As discussed in the introduction to Segment Reporting on page 60, beginning in the first quarter of 2019, compensation cost for stock options is now recorded by the segments. Prior year results for Corporate were not restated to reflect this change.

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2019	2018		2019	2018
Pre-tax adjusted loss from operations	$(442)	$(83)	N/M	$(1,385)	$(255)	N/M

Three and Nine Months Ended September 30, 2019 versus Three and Nine Months Ended September 30, 2018

Pre-tax adjusted loss from operations was higher, reflecting interest expense on debt issued in the third quarter of 2018 to finance the Express Scripts acquisition and debt assumed from Express Scripts.

INVESTMENT ASSETS

The following table presents our investment asset portfolio excluding separate account assets as of September 30, 2019 and December 31, 2018. Additional information regarding our investment assets is included in Notes 9, 10, 11 and 12 to the Consolidated Financial Statements.

	September 30,	December 31,
(In millions)	2019	2018
Debt securities	$24,161	$22,928
Equity securities	288	548
Commercial mortgage loans	1,886	1,858
Policy loans	1,352	1,423
Other long-term investments	2,363	1,901
Short-term investments	225	316
Total	$30,275	$28,974

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

The following table reflects our portfolio of debt securities by type of issuer as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
(In millions)	2019	2018
Federal government and agency	$757	$710
State and local government	864	985
Foreign government	2,197	2,362
Corporate	19,809	18,361
Mortgage and other asset-backed	534	510
Total	$24,161	$22,928

Our debt securities portfolio increased during the nine months of 2019 reflecting increased valuations due to decreases in market yields, partially offset by net sales and maturities. As of September 30, 2019, $21.7 billion, or 90% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.4 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.

These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy. Investments in debt securities are diversified by issuer, geography and industry as appropriate.

Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $7.4 billion. These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

In addition to amounts classified as debt securities in our Consolidated Balance Sheets, we participate in an insurance joint venture in China with a 50% ownership interest. This entity had an investment portfolio of approximately $7.4 billion supporting its business that is primarily invested in Chinese corporate and government debt securities. We account for this joint venture on the equity method of accounting and report it in other assets. There were no investments with a material unrealized loss as of September 30, 2019.

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

As of September 30, 2019, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 65 loans that are generally in good standing. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $ 2.4 billion as of September 30, 2019 included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures. These entities typically invest in mezzanine debt or equity of privately-held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 150 separate partnerships and approximately 75 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 5% of our securities and real estate partnership portfolio.

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

The amount of problem or potential problem investments as of September 30, 2019 and December 31, 2018 was not material.

Investment Outlook

Public equity markets rebounded during the first nine months of 2019, reflecting the continued strength of the U.S. economy. However, concerns related to trade and tariffs continue to contribute to financial market volatility. We continue to closely monitor global macroeconomic conditions and trends, including uncertainty caused by the United Kingdom’s process of exiting the European Union, and their potential impact on our investment portfolio. We expect continued volatility in certain sectors, such as retail, energy and natural gas. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include certain financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2018 Form 10-K. As of September 30, 2019, there were no material changes in our risk exposures from those reported in our 2018 Form 10-K.

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

On December 20, 2018, Cigna acquired Express Scripts (see Note 4 to the Consolidated Financial Statements for additional information). As of September 30, 2019, management is in the process of evaluating and integrating the internal controls of the acquired Express Scripts business into the Company’s existing operations. Other than the controls enhanced or implemented to integrate the Express Scripts business, there have been no changes in Cigna’s internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Cigna’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information contained under “Litigation Matters” and “Regulatory Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2019:

	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
Period
July 1-31, 2019	1,167,011	$168.59	1,163,539	$882,347,156
August 1-31, 2019	1,559,862	$159.49	1,556,008	$634,190,125
September 1-30, 2019	1,474,597	$157.64	1,469,461	$402,544,473
Total	4,201,470	$161.37	4,189,008	N/A

(1) Represents shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 3,472 shares in July, 3,854 shares in August and 5,136 shares in September 2019.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time. In October 2019, the Board increased repurchase authority by an additional $1.0 billion. From October 1, 2019 through October 30, 2019, the Company repurchased 1.5 million shares for approximately $240 million, leaving repurchase authority at $1.2 billion as of October 30, 2019.

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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2019 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2019

CIGNA CORPORATION

By:	/s/ Eric P. Palmer
Eric P. Palmer
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)