Form 10-Q
period 2020-03-31
Cigna Corp
filed 2020-05-07
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _____ to _____
Commission file number 1-38769
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
Yes ☐ No ☒
As of April 30, 2020, 368,980,984 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Cigna Corporation Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Revenues
Pharmacy revenues	$25,098	$25,179
Premiums	10,840	9,971
Fees and other revenues	2,178	2,450
Net investment income	353	346
Total revenues	38,469	37,946
Benefits and expenses
Pharmacy and other service costs	24,190	24,050
Medical costs and other benefit expenses	8,322	7,620
Selling, general and administrative expenses	3,398	3,303
Amortization of acquired intangible assets	498	743
Total benefits and expenses	36,408	35,716
Income from operations	2,061	2,230
Interest expense and other	(391)	(452)
Debt extinguishment costs	(185)	—
Net realized investment gains (losses)	(88)	10
Income before income taxes	1,397	1,788
Total income taxes	208	416
Net income	1,189	1,372
Less: net income attributable to noncontrolling interests	8	4
Shareholders’ net income	$1,181	$1,368
Shareholders’ net income per share
Basic	$3.19	$3.61
Diluted	$3.15	$3.56
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$1,189	$1,372
Other comprehensive (loss) income, net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(428)	442
Net translation (losses) on foreign currencies	(175)	(26)
Postretirement benefits liability adjustment	13	11
Other comprehensive (loss) income, net of tax	(590)	427
Total comprehensive income	599	1,799

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	4	3
Net income attributable to other noncontrolling interests	4	1
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(4)	(2)
Total comprehensive income attributable to noncontrolling interests	4	2
SHAREHOLDERS' COMPREHENSIVE INCOME	$595	$1,797
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
(In millions)	As of March 31, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$4,452	$4,619
Investments	973	937
Accounts receivable, net	11,735	10,716
Inventories	2,565	2,661
Other current assets	1,733	1,400
Assets of business held for sale	9,419	9,512
Total current assets	30,877	29,845
Long-term investments	20,608	21,542
Reinsurance recoverables	5,047	5,100
Deferred policy acquisition costs	2,959	2,958
Property and equipment	4,317	4,417
Goodwill	44,584	44,602
Other intangible assets	36,162	36,562
Other assets	2,517	2,283
Separate account assets	7,640	8,465
TOTAL ASSETS	$154,711	$155,774
Liabilities
Current insurance and contractholder liabilities	$5,030	$4,921
Pharmacy and service costs payable	10,797	10,454
Accounts payable	5,585	5,090
Accrued expenses and other liabilities	7,585	7,347
Short-term debt	4,340	5,514
Liabilities of business held for sale	7,043	6,812
Total current liabilities	40,380	40,138
Non-current insurance and contractholder liabilities	15,838	16,052
Deferred tax liabilities, net	9,066	9,387
Other non-current liabilities	4,519	4,460
Long-term debt	32,147	31,893
Separate account liabilities	7,640	8,465
TOTAL LIABILITIES	109,590	110,395
Contingencies — Note 19
Redeemable noncontrolling interests	35	35
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	28,554	28,306
Accumulated other comprehensive loss	(1,527)	(941)
Retained earnings	21,298	20,162
Less: treasury stock, at cost	(3,250)	(2,193)
TOTAL SHAREHOLDERS’ EQUITY	45,079	45,338
Other noncontrolling interests	7	6
Total equity	45,086	45,344
Total liabilities and equity	$154,711	$155,774
(1)Par value per share, $0.01; shares issued, 388 million as of March 31, 2020 and 386 million as of December 31, 2019; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13) (1)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		248			(78)	170		170
Other comprehensive income (loss)			(586)			(586)		(586)	(4)
Net income				1,181		1,181	4	1,185	4
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(979)	(979)		(979)
Other transactions impacting noncontrolling interests							(3)	(3)
Balance at March 31, 2020	$4	$28,554	$(1,527)	$21,298	$(3,250)	$45,079	$7	$45,086	$35

Three Months Ended March 31, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		104			(29)	75		75
Other comprehensive income (loss)			429			429		429	(2)
Net income				1,368		1,368	1	1,369	3
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(462)	(462)		(462)
Other transactions impacting noncontrolling interests							(3)	(3)
Balance at March 31, 2019	$4	$27,855	$(1,282)	$16,426	$(595)	$42,408	$5	$42,413	$38
(1)See Note 3 for further information about the Company's adoption of new credit loss guidance (ASU 2016-13).

Cigna Corporation Consolidated Statements of Cash Flows
	Unaudited
	Three Months Ended March 31,
(In millions)	2020	2019
Cash Flows from Operating Activities
Net income	$1,189	$1,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693	897
Realized investment losses (gains), net	88	(10)
Deferred income tax (benefit)	(161)	(162)
Debt extinguishment costs	185	—
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(1,056)	(396)
Inventories	96	440
Deferred policy acquisition costs	(138)	(51)
Reinsurance recoverable and Other assets	(210)	124
Insurance liabilities	341	360
Pharmacy and service costs payable	408	444
Accounts payable and Accrued expenses and other liabilities	308	91
Other, net	144	83
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,887	3,192
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	756	1,471
Investment maturities and repayments:
Debt securities and equity securities	408	319
Commercial mortgage loans	5	89
Other sales, maturities and repayments (primarily short-term and other long-term investments)	346	367
Investments purchased or originated:
Debt securities and equity securities	(1,174)	(1,088)
Commercial mortgage loans	—	(95)
Other (primarily short-term and other long-term investments)	(380)	(388)
Property and equipment purchases, net	(267)	(194)
Acquisitions, net of cash acquired	—	(6)
Other, net	37	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(269)	475
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	267	247
Withdrawals and benefit payments from contractholder deposit funds	(255)	(251)
Net change in short-term debt	(180)	(1,048)
Payments for debt extinguishment	(192)	—
Repayment of long-term debt	(4,209)	(1,000)
Net proceeds on issuance of long-term debt	3,470	—
Repurchase of common stock	(956)	(462)
Issuance of common stock	153	53
Other, net	84	(73)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,818)	(2,534)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(37)	(12)
Net (decrease) increase in cash, cash equivalents and restricted cash	(237)	1,121
Cash, cash equivalents, and restricted cash January 1, (1)	5,411	3,855
Cash, cash equivalents and restricted cash, March 31,	5,174	4,976
Cash reclassified to assets of business held for sale	(597)	—
Cash, cash equivalents, and restricted cash March 31, per Consolidated Balance Sheets (2)	$4,577	$4,976
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$81	$29
Interest paid	$395	$377

(1) Includes restricted cash of $26 million reported in Other assets, $23 million reported in Long-term investments, and $743 million reported in Assets of business held for sale as of January 1, 2020.
(2) Includes restricted cash of $125 million reported in Other long-term investments as of March 31, 2020.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health service organization with a mission of helping those we serve improve their health, well-being and peace of mind. Our evolved strategy in support of our mission is Go Deeper, Go Local, Go Beyond using a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.
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
•The Government operating segment offers Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors (including the acquired Express Scripts' Medicare Part D business), Medicaid plans, and individual health insurance coverage both on and off the public exchanges.
International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets, as well as health care benefits to globally mobile employees of multinational organizations.
The remainder of our business operations are reported in Group Disability and Other, consisting of the following:
•Group Disability and Life provides group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services. In December 2019, Cigna entered into a definitive agreement to sell the domestic U.S. Group Disability and Life insurance business to New York Life Insurance Company. See Note 6 to the Consolidated Financial Statements for further information on the classification of this business as held for sale.
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

Note 2 – COVID-19 and Related Economic Impact
Following the emergence of the novel strain of coronavirus (COVID-19), Cigna has been actively monitoring all aspects of our business. The effects of the COVID-19 pandemic on the Company began to emerge in the U.S. at the end of the first quarter and were not material to the Company's results of operations or financial condition as of or for the three months ended March 31, 2020. As described below, management has taken a number of steps to assess the impact on our business, including the financial reporting implications associated with this pandemic.
The Company conducted its normal quarterly qualitative assessment of goodwill impairment, and concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative impairment analysis. All other long-lived assets, including intangible assets, were reviewed for impairment and no material impairments were recorded for the three months ended March 31, 2020.
The Company reviewed all classes of financial instruments including investments, accounts receivable and reinsurance recoverables, and recorded an additional allowance for expected credit losses of $55 million related to investments (see Note 11 to the Consolidated Financial Statements) and $13 million related to accounts receivable (see Note 4 to the Consolidated Financial Statements) for the three months ended March 31, 2020. The Company also initiated several actions to assist our customers, clients, health care providers, and employees in this time of crisis. The financial impact of these actions for the three months ended March 31, 2020 was not material.

Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The impact of this new legislation was not material to the Company's financial results for the three months ended March 31, 2020. The Company did not request any funding under the CARES Act. However, in April 2020 the Company received $41 million from the provider relief fund, all of which has been returned to the U.S. Department of Health and Human Services.

Note 3 – Summary of Significant Accounting Policies
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
These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2019 Annual Report on Form 10-K (“2019 Form 10-K”). The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, competitive and other market conditions, as well as COVID-19 related impacts, call for caution in estimating full-year results based on interim results of operations.
Recent Accounting Pronouncements
The Company's 2019 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted our financial statements or may impact them in the future. The following information provides updates on recently adopted or recently issued accounting pronouncements that have occurred since the Company filed its 2019 Form 10-K.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance
Measurement of Credit Losses on Financial Instruments (Accounting Standards Update (ASU) 2016-13 and related amendments) Adopted as of January 1, 2020	Requires:
	•	A new approach using expected credit losses to estimate and recognize credit losses for certain financial instruments (such as mortgage loans, reinsurance recoverables and other receivables) when such instruments are first originated or acquired, and in each subsequent reporting period, compared with the incurred loss model previously followed under GAAP. At adoption, the Company recorded an allowance for estimated credit losses and subsequent changes in the allowance will be reported in current period earnings.
	•	Changes in the criteria for impairment of available-for-sale debt securities
Effects of adoption:
	•	Adopted using a modified retrospective approach
•
Cumulative effect adjustment of $30 million after-tax was recorded as a reduction to retained earnings as of January 1, 2020, reflecting an additional allowance for future expected credit losses required under the new model, primarily related to reinsurance recoverables.

•
See additional information regarding the Company’s accounting policy for establishing the allowance for credit losses in Note 4, Accounts Receivable, Net, Note 10, Reinsurance, and Note 11, Investments.

Simplifying the Test for Goodwill Impairment (ASU 2017-04) Adopted as of January 1, 2020	Requires:
	•	A simplified approach to the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment
	•	The amount of goodwill impairment to equal the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill of the reporting unit
Effects of adoption:
	•	Adopted on a prospective basis
	•	There was no impact of adopting this new standard to the Company’s financial statements because our quarterly qualitative assessments did not result in a triggering event for impairment of goodwill.

In the first quarter of 2020, the Company adopted other accounting guidance in addition to the standards listed above, with no material impact to our financial statements.

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date	Requirements and Expected Effects of New Guidance Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) Optional, effective upon issuance (March 12, 2020) through December 31, 2022	Guidance:
•
Provides temporary optional relief to ease the potential burden of accounting for reference rate reform under existing GAAP. Amendments are elective and apply to all entities that have contracts, hedging relationships and other transactions that reference interbank offered rates, including LIBOR, expected to be discontinued by December 31, 2021.

•
Permits optional expedients and exceptions to simplify the accounting for contract modifications, hedging arrangements and held-to-maturity investments, when certain changes are made to a contract or instrument to facilitate reference rate reform.

•
An entity may elect to apply the amendments, by topic or subsection, at any point prospectively through December 31, 2022. When elected, the optional expedients must be applied consistently for all eligible contracts or transactions.

Expected effects:
• The Company is evaluating the impact and timing of adoption of this guidance along with the required phase out of the use of LIBOR by the end of 2021.
• To date, the Company has identified minimal exposure to LIBOR and does not anticipate that LIBOR’s phase-out will have a material impact on its operations or financial results.

Note 4 - Accounts Receivable, Net
Accounting policy. The Company's accounts receivable balances primarily include amounts due from clients, third-party payors, customers and pharmaceutical manufacturers, and are presented net of allowances. The Company's adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as of January 1, 2020 did not have a material impact on our accounts receivable credit loss allowance, as there were no substantive changes to our methodology for this class of assets. The allowance for expected credit losses for current accounts receivable is based primarily on past collections experience relative to the length of time receivables are past due; however, when available evidence reasonably supports an assumption that counterparty credit risk over the expected payment period will differ from current and historical payment collections, a forecasting adjustment is reflected in the allowance for expected credit losses.
All other (non-credit) allowances are based on the current status of each customer's receivable balance as well as current economic and market conditions and a variety of other factors, including the length of time the receivables are past due, the financial health of customers and our past experience. We bill pharmaceutical manufacturers based on management's interpretation of contractual terms and estimate a contractual allowance based on the best information available at the time a claim is processed. Contractual allowances for certain rebates receivable from pharmaceutical manufacturers are determined by reviewing payment experience and specific known items that could be adjusted under contract terms. The Company's estimation process for contractual allowances for pharmaceutical manufacturer receivables generally results in an allowance for balances outstanding greater than 90 days.

Contractual allowances for certain receivables from third-party payors are based on their contractual terms and are estimates based on the Company's best information available at the time revenue is recognized.
Receivables are written off only when all collection attempts have failed and such amounts are determined unrecoverable. We regularly review the adequacy of these allowances based on a variety of factors, including age of the outstanding receivable and collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
The following amounts were included within accounts receivable, net:

(In millions)	March 31, 2020	December 31, 2019
Noninsurance customer receivables	$5,522	$5,143
Pharmaceutical manufacturers receivable (1)	3,631	3,439
Insurance customer receivables	2,839	2,321
Other receivables	359	334
Total	12,351	11,237
Accounts receivable, net classified as assets of business held for sale	(616)	(521)
Accounts receivable, net per Consolidated Balance Sheets	$11,735	$10,716
(1)Includes receivables from service contracts with customers of $222 million at March 31, 2020 and $285 million at December 31, 2019 .
These receivables are reported net of our allowances of $928 million as of March 31, 2020 and $778 million as of December 31, 2019. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for the balance of our ACA risk corridor receivables, an allowance for current expected credit losses and other non-credit adjustments. The Company's allowance for current expected credit losses was $61 million as of March 31, 2020 and $39 million as of January 1, 2020 (no change to allowance for credit losses from December 31, 2019). The allowance for current expected credit losses as of March 31, 2020 includes an additional forecasting adjustment of $13 million related to COVID-19 (see Note 2).

Note 5 – Mergers and Acquisitions
Integration and Transaction-related Costs
The Company incurred integration and transaction costs related to the acquisition and integration of Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”), the sale of the U.S. Group Disability and Life insurance business, and other transactions. These costs were $97 million pre-tax ($74 million after-tax) for the three months ended March 31, 2020, compared with $136 million pre-tax ($108 million after-tax) for the three months ended March 31, 2019 and consisted primarily of certain projects to integrate or separate the Company’s systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.

Note 6 – Assets and Liabilities of Business Held for Sale
In December 2019, Cigna entered into a definitive agreement to sell its U.S. Group Disability and Life insurance business to New York Life Insurance Company for $6.3 billion. The sale is expected to close in the third quarter of 2020 following applicable regulatory approvals and other customary closing conditions. The Company believes this sale is probable and has aggregated and classified the assets and liabilities directly associated with the pending sale of its Group Disability and Life insurance business as held for sale and has reported them separately on our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. The assets and liabilities of business held for sale were as follows:

(In millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$597	$743
Accounts receivable, net	616	521
Investments	7,659	7,709
Other assets	547	539
Total assets of business held for sale	9,419	9,512
Insurance and contractholder liabilities	6,441	6,308
Other liabilities	602	504
Total liabilities of business held for sale	$7,043	$6,812

Note 7 – Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2020			March 31, 2019
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,181		$1,181	$1,368		$1,368
Shares:
Weighted average	370,440		370,440	379,387		379,387
Common stock equivalents		4,199	4,199		4,637	4,637
Total shares	370,440	4,199	374,639	379,387	4,637	384,024
EPS	$3.19	$(0.04)	$3.15	$3.61	$(0.05)	$3.56
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended March 31,
(In millions)	2020	2019
Anti-dilutive options	4.1	2.8
The Company held approximately 18.8 million shares of common stock in treasury at March 31, 2020, and 3.6 million shares as of March 31, 2019.

Note 8 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	March 31, 2020	December 31, 2019
Short-term debt
$1,000 million, Floating Rate Notes due 3/2020	$—	$999
$300 million, 5.125% Notes due 6/2020	300	300
$1,750 million, 3.2% Notes due 9/2020	1,748	1,748
$349 million, 4.125% Notes due 9/2020	351	351
$500 million, 2.6% Notes due 11/2020	497	496
$400 million, Floating Rate Notes due 11/2020	400	400
$250 million, 4.375% Notes due 12/2020	249	249
Commercial paper	770	944
Other, including finance leases	25	27
Total short-term debt	$4,340	$5,514
Long-term debt
$500 million, 3.3% Notes due 2021	$—	$499
$300 million, 4.5% Notes due 2021	—	298
$78 million, 6.37% Notes due 2021	78	78
$1,000 million, Floating Rate Notes due 2021	998	998
$1,250 million, 3.4% Notes due 2021	1,247	1,247
$289 million, 4.75% Notes due 2021	292	1,272
$277 million, 4% Notes due 2022	276	747
$973 million, 3.9% Notes due 2022	972	999
$500 million, 3.05% Notes due 2022	487	485
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	100
$700 million, Floating Rate Notes due 2023	698	698
$1,000 million, 3% Notes due 2023	969	966
$2,187 million, 3.75% Notes due 2023	2,179	3,088
$1,000 million, 3.5% Notes due 2024	973	970
$900 million, 3.25% Notes due 2025	895	895
$2,200 million, 4.125% Notes due 2025	2,189	2,188
$1,500 million, 4.5% Notes due 2026	1,505	1,506
$1,500 million, 3.4% Notes due 2027	1,400	1,396
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	595	595
$3,800 million, 4.375% Notes due 2028	3,777	3,776
$1,500 million, 2.4% Notes due 2030	1,488	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,179	2,178
$750 million, 3.2% Notes due 2040	742	—
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	491
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,464	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,965	2,964
$1,250 million, 3.4% Notes due 2050	1,235	—
Other, including finance leases	58	61
Total long-term debt	$32,147	$31,893

Debt issuance and redemption. In order to decrease interest expense and reduce future refinancing risk, the Company entered into the following transactions:
•Debt issuance: On March 16, 2020, the Company issued $3.5 billion of new senior notes. The proceeds of this debt were mainly used to pay the consideration for the cash tender and redemption offer as described below. Interest on this debt is generally paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$1,500 million	March 15, 2030	2.40%	$1,491 million
$750 million	March 15, 2040	3.20%	$743 million
$1,250 million	March 15, 2050	3.40%	$1,237 million

•Debt tender and redemption: In March 2020, the Company completed a tender offer and an optional redemption totaling $3.2 billion of aggregate principal amount of certain of its outstanding debt securities. The principal amount repurchased in this tender offer was $1,450 million and $1,760 million of notes were repurchased via optional redemption during March 2020. The Company recorded a pre-tax loss of $185 million ($140 million after-tax), consisting primarily of premium payments on the tender and optional redemption. An additional $289 million of outstanding debt securities were repurchased via optional redemption on April 15, 2020. The effect of a pre-tax loss from this April redemption was not material.
Debt Repayment. During the first three months of 2020, the Company repaid $4.2 billion of long-term debt, including the $3.2 billion debt tender and redemption described above.
Revolving Credit Agreements. Cigna has a revolving credit and letter of credit agreement that matures in April 2023 and is diversified among 23 banks. Cigna can borrow up to $3.25 billion for general corporate purposes, with up to $500 million available for issuance of letters of credit. This revolving credit agreement also includes an option to increase the facility amount up to $500 million and an option to extend the termination date for additional one year periods, subject to consent of the banks.

In the fourth quarter of 2019, the Company entered into an additional 364-day revolving credit agreement that matures in October 2020 and is diversified among 23 banks. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to “term out” any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one year anniversary of conversion.
The revolving credit agreements contain customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%.
Term Loan Credit Agreement. On April 1, 2020, the Company borrowed an aggregate principal amount of $1.4 billion under a new 364-Day Term Loan Credit Agreement (the "Credit Agreement"). The Company entered into the Credit Agreement to enhance its liquidity position in light of disruption in the commercial paper market and used a portion of the net proceeds to pay down amounts outstanding under its commercial paper facility. The Credit Agreement may be prepaid at any time in whole or in part without premium or penalty. Term loans prepaid may not be reborrowed. The Credit Agreement provides for mandatory prepayment of the term loans in an amount equal to 20% of any Net Cash Proceeds (as defined in the Credit Agreement) arising from the previously announced sale of Cigna’s U.S. Group Disability and Life insurance business to New York Life Insurance Company.
Commercial Paper. The commercial paper program had approximately $770 million outstanding at March 31, 2020 at an average interest rate of 2.28%.
The Company was in compliance with its debt covenants as of March 31, 2020.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
As of March 31, 2020, December 31, 2019 and March 31, 2019, the Company’s insurance and contractholder liabilities were comprised of the following:

	March 31, 2020			December 31, 2019			March 31, 2019
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$613	$7,086	$7,699	$600	$7,139	$7,739	$7,947
Future policy benefits	541	9,110	9,651	553	9,281	9,834	9,691
Unpaid claims and claim expenses
Integrated Medical	2,982	18	3,000	2,875	17	2,892	2,961
Other segments	2,544	3,575	6,119	2,529	3,474	6,003	5,725
Unearned premiums	480	360	840	453	360	813	779
Total	7,160	20,149	27,309	7,010	20,271	27,281	27,103
Insurance and contractholder liabilities classified as liabilities of business held for sale(1)	(2,130)	(4,311)	(6,441)	(2,089)	(4,219)	(6,308)
Total insurance and contractholder liabilities	$5,030	$15,838	$20,868	$4,921	$16,052	$20,973	$27,103
(1) Amounts classified as Liabilities of business held for sale primarily include $5.1 billion of unpaid claims,$726 million of contractholder deposit funds and $640 million of future policy benefits as of March 31, 2020 and $4.9 billion of unpaid claims, $717 million of contractholder deposit funds and $653 million of future policy benefits as of December 31, 2019.
Insurance and contractholder liabilities expected to be paid within one year are classified as current.
B.Unpaid Claims and Claim Expenses – Integrated Medical
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

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.7 billion at March 31, 2020 and March 31, 2019.
Activity in the unpaid claims liability for the Integrated Medical segment for the three months ended March 31, was as follows:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Beginning balance	$2,892	$2,697
Less: Reinsurance and other amounts recoverable	303	264
Beginning balance, net	2,589	2,433
Incurred costs related to:
Current year	6,661	6,095
Prior years	(152)	(117)
Total incurred	6,509	5,978
Paid costs related to:
Current year	4,271	3,786
Prior years	2,027	1,908
Total paid	6,298	5,694
Ending balance, net	2,800	2,717
Add: Reinsurance and other amounts recoverable	200	244
Ending balance	$3,000	$2,961
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years’ unpaid claims and claims expenses that resulted from the differences between actual experience and the Company’s key assumptions were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2020		March 31, 2019
	$	%(1)	$	%(2)
Actual completion factors	$63	0.3%	$55	0.2%
Medical cost trend	89	0.3	62	0.3
Total favorable variance	$152	0.6%	$117	0.5%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2019.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2018.
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
Prior year development increased shareholders’ net income by $62 million ($78 million before-tax) for the three months ended March 31, 2020, compared with $39 million ($50 million before-tax) for the three months ended March 31, 2019. Favorable prior year development in both periods reflects lower than expected utilization of medical services.

C.Unpaid Claims and Claim Expenses – Group Disability and Other and International Markets
Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	March 31, 2020 (1)	March 31, 2019
Group Disability and Other
Group Disability and Life	$5,084	$4,786
Other Operations	209	194
Total Group Disability and Other	5,293	4,980
International Markets	826	745
Unpaid claims and claim expenses Group Disability and Other and International Markets	$6,119	$5,725
(1) Includes unpaid claim amounts classified as Liabilities of business held for sale.
Activity in the Company’s liabilities for unpaid claims and claim expenses, excluding Other Operations, are presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Three Months Ended
(In millions)	March 31, 2020(1)	March 31, 2019
Beginning balance	$5,816	$5,432
Less: Reinsurance	184	156
Beginning balance, net	5,632	5,276
Incurred claims related to:
Current year	1,473	1,428
Prior years:
Interest accretion	42	38
All other incurred	46	(32)
Total incurred	1,561	1,434
Paid claims related to:
Current year	490	474
Prior years	946	856
Total paid	1,436	1,330
Foreign currency	(25)	(7)
Ending balance, net	5,732	5,373
Add: Reinsurance	178	158
Ending balance	$5,910	$5,531
(1) Includes Unpaid claims amounts classified as Liabilities of business held for sale.
Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities. The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 10 for additional information on reinsurance.
The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims and reported in Medical costs and other benefit expenses in the income statement. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Unfavorable prior year incurred claims for the three months ended March 31, 2020 primarily reflected unfavorable long-term disability resolution rate experience relative to expectations reflected in the prior year reserve. Favorable prior year incurred claims for the three months ended March 31, 2019 primarily reflected favorable life loss ratio experience relative to expectations reflected in the prior year reserve, partially offset by unfavorable long-term disability resolution rate experience relative to expectations reflected in the prior year reserve.

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

A.Reinsurance Recoverables
Accounting policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company’s insurance businesses. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances for uncollectible reinsurance that, effective with adopting ASU 2016-13 on January 1, 2020, consists primarily of an allowance for expected credit losses. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level. On January 1, 2020, the Company recorded an additional allowance of $31 million through a cumulative effect adjustment to retained earnings at adoption. The Company's allowance for credit losses on reinsurance recoverables was $34 million as of March 31, 2020.

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below is $238 million of current reinsurance recoverables that are reported in Other current assets as of March 31, 2020; as of December 31, 2019 there was $222 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables are presented in the following table by range of external credit rating and collateral level.

(Dollars in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$6	$310	$316
Lower-medium grade (2)	—	—	63	63
Not rated	87	15	23	125
Total recoverables related to ongoing operations (3)	$87	$21	$396	$504
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	3,137	—	3,137
Berkshire	337	492	—	829
Prudential Retirement Insurance and Annuity	692	—	—	692
Other	248	21	19	288
Not rated	—	40	4	44
Total recoverables related to acquisition, disposition or runoff activities	1,277	3,690	23	4,990
Total	$1,364	$3,711	$419	$5,494
Allowance for uncollectible reinsurance				(34)
Reinsurance recoverables classified as assets of business held for sale				(175)
Total reinsurance recoverables				$5,285
(1) Includes A- equivalent and higher current ratings certified by a nationally recognized statistical rating organization ('NRSRO')
(2) Includes BBB- to BBB+ equivalent current credit ratings certified by a NRSRO
(3) This includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral’s fair value. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables, as further described above.

B.Effects of Reinsurance
In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended March 31,
(In millions)	2020	2019
Total ceded premiums	$128	$130
Total reinsurance recoveries	$178	$59
C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.3 billion remaining at March 31, 2020.
GMDB is accounted for as assumed and ceded reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below. GMIB assets are reported in Other current assets and Other assets, and GMIB liabilities are reported in Accrued expenses and other liabilities and Other non-current liabilities.
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

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2020	December 31, 2019
Account value	$7,490	$9,110
Net amount at risk	$2,422	$1,764
Number of contractholders (estimated)	195,000	200,000
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
The only assumption expected to impact future shareholders’ net income is non-performance risk. The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the three months ended March 31, 2020 and March 31, 2019.
GMIB liabilities totaling $882 million as of March 31, 2020 and $688 million as of December 31, 2019 were reported in Accrued expenses and other liabilities and Other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of March 31, 2020 and December 31, 2019 as follows:

(In millions)
Line of Business	Reinsurer	March 31, 2020	December 31, 2019	Collateral and Other Terms at March 31, 2020
GMIB	Berkshire	$429	$332	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	264	202
	Liberty Re (Bermuda) Ltd.	233	179	73% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$926	$713
Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three months ended March 31, 2020 or March 31, 2019.

Note 11 – Investments
Cigna’s investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 for information about the valuation of the Company’s investment portfolio. The following table summarizes the Company's investments by category and current or long-term classification.

	March 31, 2020			December 31, 2019
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$1,014	$21,559	$22,573	$928	$22,827	$23,755
Equity securities	—	347	347	—	303	303
Commercial mortgage loans	—	1,935	1,935	—	1,947	1,947
Policy loans	—	1,344	1,344	—	1,357	1,357
Other long-term investments	—	2,735	2,735	—	2,403	2,403
Short-term investments	306	—	306	423	—	423
Total	$1,320	$27,920	$29,240	$1,351	$28,837	$30,188
Investments classified as assets of business held for sale(1)	(347)	(7,312)	(7,659)	(414)	(7,295)	(7,709)
Investments per Consolidated Balance Sheets	$973	$20,608	$21,581	$937	$21,542	$22,479
(1) The table above includes $7.7 billion as of March 31, 2020 and December 31, 2019 of investments associated with the U.S.Group Disability and Life business that are held for sale to New York Life. Under the terms of the definitive agreement, some of the assets currently associated with the Group Disability and Life business can be substituted for other assets. The assets that will transfer to New York Life will be primarily debt securities and to a lesser extent commercial mortgage loans and short-term investments.

A.Investment Portfolio
Debt Securities
Accounting policy. Debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive income (loss) within Shareholders’ equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. Net unrealized appreciation on debt securities supporting the Company’s run-off settlement annuity business is reported in Non-current insurance and contractholder liabilities rather than Accumulated other comprehensive income (loss). When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Realized investment gains and losses.

As of January 1, 2020, the Company adopted ASU 2016-13 that included certain targeted improvements to the accounting for available-for-sale debt securities. The new guidance resulted in certain policy changes related to the process used by the Company to review declines in fair value from a security’s amortized cost basis to determine whether a credit loss exists. For example, the length of time that a debt security has been impaired is no longer a criterion for this review. In addition, under this new guidance, the Company recognizes an allowance for credit loss with a corresponding charge to credit loss expense, presented in Realized investment gains and losses in the Company’s income statement. Prior to this new guidance, the Company recorded a direct write-down of the instrument’s amortized cost basis. The allowance for credit loss represents the excess of amortized cost over the greater of its fair value or the net present value of the debt security's projected future cash flows (based on qualitative and quantitative factors, including the probability of default, and the estimated timing and amount of recovery). Each period, the allowance for credit loss is adjusted through credit loss expense.

The Company elected the expedient to not measure an allowance for credit losses for accrued interest receivables. Consistent with prior practice, when interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured, accrued interest, reported in Other current assets, is written off through a charge to Net investment income, and interest income is recognized on a cash basis.

Debt securities are classified as either Current or Long-term investments based on their contractual maturities.

Review of declines in fair value. Management reviews impaired debt securities to determine whether a credit loss allowance is needed based on criteria that include:
•severity of decline;
•financial health and specific prospects of the issuer; and
•changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at March 31, 2020:

(In millions)	Amortized Cost(1)	Fair Value
Due in one year or less	$1,020	$1,023
Due after one year through five years	7,046	7,104
Due after five years through ten years	8,970	9,109
Due after ten years	4,144	4,849
Mortgage and other asset-backed securities	495	488
Total	$21,675	$22,573
(1) As of March 31, 2020, amortized cost of $145 million is presented net of an allowance for credit losses of $55 million for debt securities with a fair value of $90 million.
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

(In millions)	Amortized Cost (2)	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2020
Federal government and agency	$411	$216	$—	$627
State and local government	701	76	—	777
Foreign government	1,930	255	(7)	2,178
Corporate (2)	18,138	823	(458)	18,503
Mortgage and other asset-backed	495	16	(23)	488
Total	$21,675	$1,386	$(488)	$22,573
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,189	$627	$(45)	$2,771
December 31, 2019
Federal government and agency	$498	$235	$—	$733
State and local government	729	81	—	810
Foreign government	2,027	230	(1)	2,256
Corporate	18,149	1,299	(28)	19,420
Mortgage and other asset-backed	506	31	(1)	536
Total	$21,909	$1,876	$(30)	$23,755
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,229	$740	$(4)	$2,965
(1)Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.
(2)As of March 31, 2020, amortized cost of $145 million is presented net of an allowance for credit losses of $55 million for Corporate debt securities with a fair value of $90 million.

The table below summarizes debt securities with a decline in fair value from amortized cost by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. See Realized investment gains and losses below for further information on the credit loss expense recorded for the Company's investments.

	March 31, 2020				December 31, 2019
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$4,550	$4,816	$(266)	1,023	$723	$729	$(6)	267
Below investment grade	$1,539	$1,712	$(173)	1,150	$340	$348	$(8)	355
More than one year
Investment grade	$194	$226	$(32)	34	$366	$378	$(12)	118
Below investment grade	$64	$81	$(17)	56	$84	$88	$(4)	93

Equity Securities

Equity securities with a readily determinable fair value consist primarily of mutual funds that invest in fixed income debt securities. Equity securities without a readily determinable fair value consist of private equity investments and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The amount of impairments or value changes resulting from observable price changes was not material as of March 31, 2020 and December 31, 2019. Hybrid equity securities consist of preferred stock investments that have call features.

The following table provides the values of the Company's equity security investments as of March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
(Dollars in millions)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Equity securities with readily determinable fair values	$136	$126	$61	$64
Equity securities with no readily determinable fair value	$187	$196	$183	$192
Hybrid equity securities	$58	$25	$58	$47
Total	$381	$347	$302	$303

Commercial Mortgage Loans
Accounting policy. Commercial mortgage loans are carried at unpaid principal balances. Beginning January 1, 2020 with the adoption of ASU 2016-13, unpaid principal balances are presented net of an allowance for expected credit losses. The Company recorded an allowance of $7 million through a cumulative effect adjustment to retained earnings to reflect expected credit losses at adoption. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Realized investment gains and losses in the Company’s income statement. Each period, the Company establishes (or adjusts) its allowance for expected credit losses for commercial mortgage loans. The allowance for expected credit losses is based on a credit risk category that is assigned to each loan at origination using key credit quality indicators, including debt service coverage and loan-to-value ratios. Credit risk categories are updated as key credit quality indicators change. An expected loss rate, assigned based on the credit risk category, is applied to each loan's unpaid principal balance to develop an aggregate allowance for expected credit losses. Prior to adoption, impaired commercial mortgage loans were written down to the lower of unpaid principal or fair value of the underlying collateral when it became probable that the Company would not collect all amounts due under its promissory note. The credit loss allowance for the Company’s commercial mortgage loan investments was $7 million as of March 31, 2020.

Commercial mortgage loans are considered impaired and written off against the allowance when it is probable that the Company will not collect all amounts due per the terms of the promissory note. The Company elected the expedient to not measure an allowance for credit losses for accrued interest receivables. Consistent with our prior practice, accrued interest, reported in Other current assets, is written off through a charge to net investment income; interest income on impaired loans is only recognized when a payment is received.

In the event of a foreclosure, the allowance for credit losses is based on the excess of the carrying value of the mortgage loan over the fair value of its underlying collateral.

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
The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of March 31, 2020 and December 31, 2019:

(Dollars in millions)	March 31, 2020			December 31, 2019
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$1,132	2.19		$1,136	2.19
60% to 79%	722	1.98		723	1.98
80% to 100%	88	1.62		88	1.62
Allowance for credit losses	(7)
Total	$1,935	2.09	58%	$1,947	2.09	58%
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
All commercial mortgage loans in the Company's portfolio are current as of March 31, 2020 and December 31, 2019.
Other Long-Term Investments
Other long-term investments include investments in unconsolidated entities, including certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company's ownership percentage of reporting income or loss, based on the financial statements of the underlying investments that are generally reported at fair value. Income or loss from these investments is reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments.

Other long-term investments also include investment real estate, foreign currency swaps, and statutory and other deposits. The following table provides carrying value information for these investments.

	Carrying value as of
(In millions)	March 31, 2020	December 31, 2019
Real estate investments	$848	$788
Securities partnerships	1,517	1,409
Other	370	206
Total	$2,735	$2,403

Short-Term Investments and Cash Equivalents
Short-term investments and cash equivalents included the following types of issuers:

(In millions)	March 31, 2020	December 31, 2019
Corporate securities	$1,954	$1,985
Federal government securities	$110	$472
Foreign government securities	$25	$65
Money market funds	$963	$631
B.Realized Investment Gains and Losses
Accounting policy. Realized investment gains and losses are based on specifically identified assets and results from sales, investment asset write-downs, change in the fair value of certain derivatives and equity securities, and changes in valuation reserves on commercial mortgage loans. Commencing January 1, 2020, realized gains and losses also include credit loss expense resulting from the impact of changes in the allowances for credit losses on debt securities and commercial mortgage loan investments under ASU 2016-13.
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

	Three Months Ended March 31,
(In millions)	2020	2019
Net realized investment (losses) gains, excluding credit loss expense and asset write-downs	$(24)	$11
Credit loss expense on invested assets	(55)	—
Other investment asset write-downs	(9)	(1)
Net realized investment (losses) gains, before income taxes	$(88)	$10

Net realized investment losses, excluding credit loss expense and asset write-downs, for the three months ended March 31, 2020 primarily represent mark-to-market losses on equity securities and derivatives, partially offset by gains on sales of debt securities. Net realized investment gains, excluding credit loss expense and asset write-downs, for the three months ended March 31, 2019 represent mark-to-market gains on equity securities. Credit loss expense on invested assets for the three months ended March 31, 2020 reflects credit losses incurred on debt securities due to uncertainty around issuers in certain industries that are particularly impacted by the global COVID-19 pandemic, and we believe are most likely to have liquidity issues if the economic shutdown is prolonged. Realized gains or losses on equity securities still held at March 31, 2020 and 2019 were not material.

The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended March 31,
(In millions)	2020	2019
Proceeds from sales	$743	$1,086
Gross gains on sales	$39	$14
Gross losses on sales	$(7)	$(10)
C.Derivative Financial Instruments
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
The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty. The Company would incur a loss if dealers completely failed to perform under derivative contracts, however collateral has been posted by dealers to cover substantially all of the fair values owed by dealers at March 31, 2020 and December 31, 2019. The fair value of collateral posted by the Company was not significant as of March 31, 2020 or December 31, 2019.
The gross fair values of our derivative financial instruments are presented in Note 12. The following table summarizes the types and notional quantity of derivative instruments held by the Company. As of March 31, 2020 and December 31, 2019, the effects of these individual hedging strategies were not material to the Consolidated Financial statements, including gains or losses reclassified from accumulated other comprehensive income into shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness.

	(In millions)	Notional Value as of
		March 31, 2020	December 31, 2019
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$817	$817
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros and Korean Won. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$438
	Foreign currency forward contracts	$426	$406
Economic hedge: To hedge the foreign exchange-related changes in fair value of a U.S. dollar-denominated bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.	Foreign currency forward contracts	$439	$410
The Company’s derivative financial instruments are presented as follows:
•Fair value hedges of the foreign exchange-related changes in fair values of certain foreign-denominated bonds: Swap fair values are reported in Long-term investments or Other non-current liabilities. Changes in fair values attributable to foreign exchange risk of the swap contracts and the hedged bonds are reported in Realized investment gains and losses. The portion of the swap contracts’ changes in fair value excluded from the assessment of hedge effectiveness is recorded in Other comprehensive income and recognized in Net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds. Net cash flows are reported in Operating activities, while exchanges of notional principal amounts are reported in Investing activities.
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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of March 31, 2020 and December 31, 2019 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
Financial assets at fair value
Debt securities
Federal government and agency	$193	$197	$434	$536	$—	$—	$627	$733
State and local government	—	—	777	810	—	—	777	810
Foreign government	—	—	2,153	2,228	25	28	2,178	2,256
Corporate	—	—	17,944	19,063	559	357	18,503	19,420
Mortgage and other asset-backed	—	—	321	398	167	138	488	536
Total debt securities	193	197	21,629	23,035	751	523	22,573	23,755
Equity securities (1)	6	7	130	72	15	32	151	111
Short-term investments	—	—	306	423	—	—	306	423
Derivative assets	—	—	239	83	—	—	239	83
Real estate funds priced at NAV as a practical expedient (2)							179	184
Financial liabilities at fair value
Derivative liabilities	$—	$—	$19	$18	$—	$—	$19	$18
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV“)) including changes in the fair value of its underlying investments. The funds have a quarterly redemption frequency, 45-90 day redemption notice period and the Company has $57 million in unfunded commitments as of March 31, 2020.
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
Debt and equity securities. Approximately 96% of the Company’s investments in debt and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many debt securities do not trade daily. Pricing models are used to determine these prices when recent trades are not available. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of March 31, 2020 or December 31, 2019. The nature and use of these derivative financial instruments are described in Note 11.
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
The Company classifies certain newly-issued, privately-placed, complex or illiquid securities in Level 3. Approximately 3% of debt and equity securities are priced using significant unobservable inputs and classified in this category.
Fair values of mortgage and other asset-backed securities, as well as corporate and government debt securities, are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. Inputs and assumptions for pricing may also include characteristics of the issuer, collateral attributes and prepayment speeds for mortgage and other asset-backed securities. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer’s financial statements.
Quantitative Information about Unobservable Inputs
The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of March 31, 2020 and December 31, 2019. The range and weighted average basis point amounts (“bps”) for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values. The range and weighted averages have increased over the reported periods, resulting from growing concerns over the economic impacts related to COVID-19.
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	March 31, 2020	December 31, 2019	Unobservable input March 31, 2020	March 31, 2020	December 31, 2019
Debt securities
Corporate and government debt securities	$582	$385	Liquidity	70 - 2330 (370) bps	70 - 930 (280) bps
Mortgage and other asset-backed securities	167	138	Liquidity	60 - 350 (120) bps	60 - 370 (70) bps
			Weighting of credit spreads	350 - 580 (440) bps	240 - 460 (330) bps
Securities not priced by the Company (1)	2	—
Total Level 3 debt securities	$751	$523
(1)The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.
Significant increases in liquidity or credit spreads would result in lower fair value measurements while decreases in these inputs would result in higher fair value measurements. The unobservable inputs are generally not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2020 and 2019. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

Debt and Equity Securities
	For the Three Months Ended March 31,
(In millions)	2020	2019
Balance at January 1,	$555	$410
Total (losses) included in shareholders’ net income	(12)	(1)
Gains (losses) included in other comprehensive income	(71)	7
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(10)	2
Purchases, sales and settlements
Purchases	62	—
Sales	(12)	—
Settlements	(2)	(1)
Total purchases, sales and settlements	$48	$(1)
Transfers into/(out of) Level 3
Transfers into Level 3	348	20
Transfers out of Level 3	(92)	(1)
Total transfers into/(out of) Level 3	$256	$19
Balance at March 31,	$766	$436
Total (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(18)	$(1)
Change in unrealized gains or losses included in other comprehensive income for assets held at the end of the reporting period	$(66)	N/A
(1)Amounts do not accrue to shareholders.

Total gains and losses included in shareholders’ net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment gains (losses) and Net investment income.
Gains and losses included in other comprehensive income in the tables above are reflected in Net unrealized appreciation (depreciation) on securities in the Consolidated Statements of Comprehensive Income.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers between Level 2 and Level 3 during 2020 and 2019 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors.
Separate Accounts
The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company’s Consolidated Statements of Income and Cash Flows.

Fair values of separate account assets at March 31, 2020 and December 31, 2019 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Guaranteed separate accounts (See Note 19)	$197	$219	$265	$271	$—	$—	$462	$490
Non-guaranteed separate accounts (1)	1,160	1,450	4,966	5,522	322	263	6,448	7,235
Subtotal	$1,357	$1,669	$5,231	$5,793	$322	$263	$6,910	$7,725
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							742	756
Total							$7,652	$8,481
Separate account assets of business classified as held for sale							(12)	(16)
Separate account assets per Consolidated Balance Sheets							$7,640	$8,465
(1)Non-guaranteed separate accounts included $3.5 billion as of March 31, 2020 and $4.0 billion as of December 31, 2019 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of March 31, 2020 and $0.2 billion classified in Level 3 as of December 31, 2019.
Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2020 and 2019.
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

	Fair Value as of		Unfunded Commitment as of March 31, 2020	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	March 31, 2020	December 31, 2019
Securities partnerships	$513	$531	$302	Not applicable	Not applicable
Real estate funds	224	220	—	Quarterly	30 - 90 days
Hedge funds	5	5	—	Up to annually, varying by fund	30 - 90 days
Total	$742	$756	$302
As of March 31, 2020, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually unredeemable, and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.
B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as investments when they become impaired, including investment real estate and commercial mortgage loans and certain equity securities with no readily determinable fair value. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. For the three months ended March 31, 2020, there were immaterial losses relating to price changes for equity securities with no readily determinable fair value and no impaired investments written down to their fair values. For the three months ended March 31, 2019, there are no realized investment losses resulting from impairments on these assets or price changes for equity securities with no readily determinable fair value. Carrying values represented less than 1% of total investments as of both March 31, 2020 and March 31, 2019.
C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2020 and December 31, 2019. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		March 31, 2020		December 31, 2019
(In millions)	Classification in Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,958	$1,935	$1,989	$1,947
Long-term debt, including current maturities, excluding finance leases	Level 2	$38,134	$35,634	$39,439	$36,375

Fair values of off-balance sheet financial instruments were not material as of March 31, 2020 and December 31, 2019.

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

The Company determined it was not a primary beneficiary in any material variable interest entities as of March 31, 2020 or December 31, 2019. The Company’s involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights. The Company’s maximum exposure to loss from these entities of $3.7 billion across approximately 150 limited partnerships as of March 31, 2020, included $1.9 billion reported in Long-term investments and commitments to contribute an additional $1.8 billion. The Company’s noncontrolling interest in each of these limited partnerships is generally less than 15% of the partnership ownership interests.
Other asset-backed and corporate securities. In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to our carrying amount of $0.6 billion as of March 31, 2020 that is reported in debt securities. The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.
The Company is involved with various other variable interest entities with immaterial carrying values and maximum exposures to loss.
The Company has not provided, and does not intend to provide, financial support to any of the entities involving the Company's variable interest relationships that it is not contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

Note 14 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)
AOCI includes unrealized appreciation on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (See Note 11), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company’s share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Securities and Derivatives
Beginning balance	$975	$18
(Depreciation) appreciation on securities and derivatives	(580)	565
Tax benefit (expense)	127	(122)
Net (depreciation) appreciation on securities and derivatives	(453)	443
Reclassification adjustment for losses (gains) included in shareholders' net income (net realized investment losses (gains))	32	(1)
Tax (expense)	(7)	—
Net losses (gains) reclassified from AOCI to net income	25	(1)
Other comprehensive (loss) income, net of tax	(428)	442
Ending balance	$547	$460

Translation of foreign currencies
Beginning balance	$(275)	$(221)
Translation of foreign currencies	(160)	(25)
Tax (expense)	(15)	(1)
Net translation of foreign currencies	(175)	(26)
Less: Net translation of foreign currencies attributable to noncontrolling interests	(4)	(2)
Shareholders' net translation of foreign currencies	(171)	(24)
Ending balance	$(446)	$(245)

Postretirement benefits liability
Beginning balance	$(1,641)	$(1,508)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (interest expense and other)	18	15
Reclassification adjustment for settlement (interest expense and other)	—	10
Tax (expense)	(5)	(14)
Net adjustments reclassified from AOCI to net income	13	11
Other comprehensive income, net of tax	13	11
Ending balance	$(1,628)	$(1,497)

Note 15 - Organizational Efficiency Plan
The Company is continuously evaluating ways to deliver our products and services more efficiently and at a lower cost. During the fourth quarter of 2019, we committed to a plan to increase our organizational alignment and operational efficiency and reduce costs. As a result, we recognized a charge in selling, general and administrative expenses of $207 million pre-tax ($162 million after-tax) in the fourth quarter of 2019 and an additional $31 million pre-tax ($24 million after-tax) in the first quarter 2020, primarily for severance costs related to headcount reductions. We expect most of the severance to be paid by the end of 2021.

Note 16 – Pension
Future benefit accruals for the Company’s domestic defined benefit pension plans are frozen and the net pension benefit for the three months ended March 31, 2020 was immaterial to our results of operations. The Company also has non-U.S. pension and other postretirement benefit plans that were immaterial to our results of operations, liquidity and financial position for the periods presented.
Cigna Corporation (now Old Cigna) and the Cigna Pension Plan (the “Plan”) were defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1997. In the first quarter of 2019, the Plan implemented a court order resulting in an increase to the pension liability of $142 million. Pension expense, including reversal of the litigation reserve related to this liability, is reported in Interest expense and other in the Consolidated Statements of Income.
The Company did not make any contributions to the domestic qualified pension plans for the three months ended March 31, 2020. Contributions to these plans are expected to be immaterial for the remainder of 2020.
Note 17 – Leases
Operating and finance lease right of use ("ROU") assets and lease liabilities were as follows:

(In millions)	March 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$514	$536

Accrued expenses and other current liabilities	$165	$166
Other non-current liabilities	445	465
Total operating lease liabilities	$610	$631

Finance leases:
Property and equipment, gross	$113	$110
Accumulated depreciation	(32)	(23)
Property and equipment, net	$81	$87

Short-term debt	$25	$27
Long-term debt	58	61
Total finance lease liabilities	$83	$88

Note 18 – Income Taxes
A.Income Tax Expense
The 14.9% effective tax rate for the three months ended March 31, 2020 was lower than the 23.3% rate for the same period in 2019. This rate decrease is due to incremental tax benefits associated with remeasuring deferred state income taxes and releasing liabilities for uncertain tax positions as discussed below. This decrease was partially offset by return of the nondeductible health insurer tax.
B.Uncertain Tax Positions and Other Tax Matters
For the three months ended March 31, 2020 the balance of uncertain tax position declined after resolving examination matters with certain taxing authorities, resulting in a net increase to Shareholders' net income of $48 million.

Note 19 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2020, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $455 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2020. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2020 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of March 31, 2020.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material effects for existing or new guaranty fund assessments for the three months ended March 31, 2020.
D.Legal and Regulatory Matters
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
Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss and certain other material litigation matters are described below. For those matters that the Company has identified with a reasonably possible material loss, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated. The Company’s accruals for the matters discussed below under “Litigation Matters” and "Regulatory Matters" are immaterial. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period. The outcomes of lawsuits are inherently unpredictable and we may be unsuccessful in these ongoing litigation matters or any future claims or litigation.
Litigation Matters
Risk Corridors and CSR Litigation with the Federal Government. As a result of the Supreme Court decision in April 2020, the Company filed suit in early May against the United States in the U.S. Court of Federal Claims seeking to recover two types of payments the Federal Government owes Cigna under the risk corridors and cost-sharing reduction (“CSR”) programs of the Patient Protection and Affordable Care Act (“ACA”). The complaint seeks to recover at least $120 million in risk corridors payments and more than $195 million in CSR payments. Cigna’s complaint is pending and we await the Federal Government’s response.

Cigna Litigation with Anthem. In February 2017, the Company delivered a notice to Anthem terminating the 2015 merger agreement and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement. Also in February 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the “Chancery Court”) seeking declaratory judgments that the Company’s termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date. The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company’s shareholders caused by Anthem’s willful breaches of the merger agreement. Anthem has countersued, alleging its own claims for damages.
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
The litigation between the parties remains pending. A trial was held during the first quarter of 2019. Oral arguments on post-trial briefs were held on November 26, 2019. In February 2020, the Chancery Court requested additional post-trial briefing, which has been completed. The court's decision is now expected by early June 2020. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in October 2020. There is no tentative trial date. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.
Regulatory Matters
Civil Investigative Demand. The U.S. Department of Justice (“DOJ”) is conducting an industry-wide investigation of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams. For certain other Medicare Advantage organizations, the investigation has resulted in litigation. The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York). We will continue to cooperate with the DOJ’s investigation.
Disability claims regulatory matter. The Company is subject to an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “Lead States”), originally entered into in 2013, that relates to the Company’s long-term disability claims handling practices. The agreement provides for enhanced procedures related to documentation and disposition. Cigna has cooperated fully with the Lead States and we believe we have addressed the requirements of the agreement. The Lead States initiated a re-examination of our practices. In April 2020, the re-examination was closed with a determination that the Company is in material compliance and no adverse regulatory action was, or is expected to be, taken.

Note 20 – Segment Information
See Note 1 for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment transactions primarily reflect pharmacy sales to insured customers of the Integrated Medical segment. These and other transactions are eliminated in consolidation.
The Company uses “pre-tax adjusted income from operations” and “adjusted revenues” as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. Pre-tax adjusted income from operations is defined as income before taxes excluding realized investment results, amortization of acquired intangible assets, special items and, for periods prior to 2020, earnings contribution from transitioning clients Anthem and Coventry Health Care, Inc. (the “transitioning clients”). As of December 31, 2019, the transition of these clients was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our adjusted revenues and adjusted income from operations. Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:
•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.
•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.
•Results of transitioning clients, for periods prior to 2020, because those results are not indicative of ongoing results.
•Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.
The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.
Adjusted revenues is defined as revenues excluding: 1) revenue contribution from transitioning clients for periods prior to 2020; 2) the Company’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting; and 3) special items, if any.

The following tables present the special items recorded by the Company for the three months ended March 31, 2020 and 2019.

	Three Months Ended
(In millions)	March 31, 2020		March 31, 2019
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Debt extinguishment costs (Debt extinguishment costs)	$140	$185	$—	$—
Integration and transaction-related costs (Selling, general and administrative expenses)	74	97	108	136
Charge for organizational efficiency plan (Selling, general and administrative expenses)	24	31	—	—
Charges associated with litigation matters (Selling, general and administrative expenses)	19	25	—	—
Contractual adjustment for a former client (Pharmacy revenues)	(66)	(87)	—	—
Total impact from special items	$191	$251	$108	$136

Summarized segment financial information for the three months ended March 31 was as follows:

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended March 31, 2020
Revenues from external customers (1)	$26,256	$9,268	$1,420	$1,172	$—	$38,116
Inter-segment revenues	974	466	—	5	(1,445)
Net investment income	25	126	40	162	—	353
Total revenues	27,255	9,860	1,460	1,339	(1,445)	38,469
Net realized investment results from certain equity method investments (2)	—	—	10	—	—	10
Special items	(87)	—	—	—	—	(87)
Adjusted revenues	$27,168	$9,860	$1,470	$1,339	$(1,445)	$38,392
Income (loss) before taxes	$694	$1,140	$234	$72	$(743)	$1,397
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(4)	—	(5)	—	—	(9)
Net realized investment losses (2)	—	48	46	4	—	98
Amortization of acquired intangible assets	479	11	7	1	—	498
Special items
Debt extinguishment costs	—	—	—	—	185	185
Integration and transaction-related costs	—	—	—	—	97	97
Charge for organizational efficiency plan	—	—	—	—	31	31
Charges associated with litigation matters	—	—	—	—	25	25
Contractual adjustment for a former client	(87)	—	—	—	—	(87)
Pre-tax adjusted income (loss) from operations	$1,082	$1,199	$282	$77	$(405)	$2,235

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended March 31, 2019
Revenues from external customers (1)	$26,197	$8,910	$1,384	$1,109	$—	$37,600
Inter-segment revenues	737	162	—	7	(906)
Net investment income (loss)	15	123	38	180	(10)	346
Total revenues	26,949	9,195	1,422	1,296	(916)	37,946
Revenue contribution from transitioning clients	(4,489)	—	—	—	—	(4,489)
Net realized investment results from certain equity method investments (2)	—	—	(28)	—	—	(28)
Adjusted revenues	$22,460	$9,195	$1,394	$1,296	$(916)	$33,429
Income (loss) before taxes	$942	$1,157	$222	$93	$(626)	$1,788
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(660)	—	—	—	—	(660)
(Income) attributable to noncontrolling interests	(1)	—	(4)	—	—	(5)
Net realized investment (gains) (2)	—	(5)	(23)	(10)	—	(38)
Amortization of acquired intangible assets	713	18	11	1	—	743
Special items
Integration and transaction-related costs	—	—	—	—	136	136
Pre-tax adjusted income (loss) from operations	$994	$1,170	$206	$84	$(490)	$1,964
(1)Includes the Company’s share of the earnings of its joint ventures reported in the International Markets segment using the equity method of accounting.
(2)Includes the Company’s share of certain realized investment (gains) losses of its joint ventures reported in the International Markets segment using the equity method of accounting.

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the three months ended March 31:

	Three Months Ended March 31,
(In millions)	2020	2019
Products (Pharmacy revenues) (ASC 606)
Network revenues	$12,142	$12,273
Home delivery and specialty revenues	11,714	11,784
Other	1,242	1,122
Total pharmacy revenues	25,098	25,179
Insurance premiums (ASC 944)
Integrated Medical premiums
Commercial
Health Insurance	3,461	3,039
Stop loss	1,161	1,069
Other	289	278
Government
Medicare Advantage	1,881	1,607
Medicare Part D	462	525
Other	1,066	1,065
Total Integrated Medical premiums	8,320	7,583
International Markets premiums	1,375	1,304
Domestic disability, life and accident premiums	1,116	1,047
Other premiums	29	37
Total premiums	10,840	9,971
Services (ASC 606)
Fees	2,154	2,390
Other external revenues	24	60
Total services	2,178	2,450
Total revenues from external customers	$38,116	$37,600
The Health Services segment may provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet these guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.2 billion as of March 31, 2020 and $1.0 billion as of December 31, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2020 compared with December 31, 2019 and our results of operations for the three months ended March 31, 2020 compared with the same period last year and intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form as such Risk Factors are supplemented by the information contained in Part II, Item 1A of this Form 10-Q.
Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 to the Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding the Company’s significant accounting policies and Note 3 to the Consolidated Financial Statements in this Form 10-Q for updates to those accounting policies resulting from adopting new accounting guidance. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or “N/M” when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points (“bps”).
In this MD&A, our consolidated measures “adjusted income from operations,” earnings per share on that same basis and “adjusted revenues” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures of “shareholders’ net income,” “earnings per share” and “total revenues.” We also use pre-tax adjusted income from operations and adjusted revenues to measure the results of our segments.
We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders’ net income (or income before taxes for the segment metric) excluding realized investment gains and losses, amortization of acquired intangible assets, special items, and for periods prior to 2020, results of Anthem, Inc. and Coventry Health Care Inc. (“Coventry”) (collectively, the “transitioning clients”) (see the “Key Transactions and Business Developments” section of the MD&A for further discussion of transitioning clients). Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:
•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.
•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.
•Results of transitioning clients, for periods prior to 2020, because those results are not indicative of ongoing results.
•Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.
The term "Adjusted revenues" is defined as total revenues excluding the following adjustments: revenue contribution from transitioning clients for periods prior to 2020, special items and Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business.

.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, personalized and innovative solutions for our customers and clients, in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy, strategic or operational initiatives, including our organizational efficiency plan; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions, including the merger (“Merger”) with Express Scripts Holding Company and the sale of our U.S.Group Disability and Life business; our ongoing operational response to the COVID-19 pandemic; and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance. You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical and pharmacy costs and price effectively; our ability to adapt to changes or trends in an evolving and rapidly changing industry; our ability to effectively differentiate our products and services from those of our competitors and maintain or increase market share; our ability to develop and maintain good relationships with physicians, hospitals, other health care providers, producers, consultants and pharmaceutical manufacturers; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing; the impact of modifications to our operations and processes; our ability to identify potential strategic transactions and realize the expected benefits (including anticipated synergies) of such transactions in full or within the anticipated time frame, including with respect to the Merger and the sale of our Group Disability and Life business, as well as our ability to integrate or separate operations, resources and systems; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems and those of our key suppliers or other third parties; the impact of our debt service obligations on the availability of funds for other business purposes; unfavorable industry, economic or political conditions, including foreign currency movements; acts of civil unrest, war, terrorism, natural disasters or pandemics; reinsurance credit risk, the scale and scope of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows and financial condition, as well as on our employees, clients, customers, suppliers and partners and on the U.S. and global economies, as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors, as such Risk Factors are supplemented by information contained in Part II, Item 1A of this Form 10-Q, and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).
You should not place undue reliance on forward-looking statements which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.
EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health service organization with a mission of helping those we serve improve their health, well-being and peace of mind. Our evolved strategy in support of our mission is Go Deeper, Go Local, Go Beyond using a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. For further information on our business and strategy, see Item 1, “Business” in our 2019 Form 10-K.
COVID-19 Update
The novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020 because the virus had surfaced in nearly all regions around the world. As the world fights the COVID-19 pandemic, Cigna remains focused on delivering peace of mind during these unprecedented times. We have taken several actions to drive affordability and reduce uncertainty for our customers, increase flexibility for providers, support mental health in our communities, and care for our colleagues around the world. To date, these actions include:
Answering the Call for Affordability
Waived customer out-of-pocket costs, through May 31, 2020, for COVID-19 related to:
•diagnostic testing
▪office visits for testing
▪telehealth screenings (medical and dental)
▪treatment

Ensuring Access to Care

•offered free standard shipping of up to 90-day supplies for prescription maintenance medications and 24/7 access to pharmacists.
•deployed hundreds of Cigna clinicians to telehealth provider MDLIVE to increase virtual care capacity.
•provided Buoy Health symptom checker customized for Cigna customers and Express Scripts members in the U.S. with next best action guides and multi-language symptom checker Infermedica for international customers.
•maintained in-home medication infusions by Accredo nurses so vulnerable patients can avoid travel.
•expanded our Employee Assistance Program services for Cigna customers and household members.
•added a new furlough package that offers a prescription savings program (Inside Rx), a dental savings card, and more for customers.

Supporting the Medical Community

•made it easier for hospitals to transfer COVID-19 patients to long-term acute care hospitals and subacute facilities.
•waived prior authorizations for patient transfers, emergency department visits, and home health care services.
•donated medications to Washington University for a COVID-19 treatment clinical trial.

Advocating for Whole Person Health

•launched a social connector initiative for Medicare Advantage customers to help mitigate feelings of loneliness.
•offered free on-demand webinars to the public to help manage fear and anxiety while building resiliency.
•created a 24/7 toll-free help line to the public to speak with behavioral health clinicians.
•established partnership with SilverCloud Health, a digital mental health platform for Express Scripts clients and members.
•sent more than 5,000 greeting cards to seniors from our employees and their families.

Taking Care of Our Workforce

•all U.S. employees able to do so are working from home until further notice.
•allotted 10 Emergency Time Off days for our U.S. colleagues to use for COVID-19 related absences through 2020.
•lifted the restriction on Paid Time Off being used before it is accrued, until further notice.
•U.S.-based employees with worksite-essential roles receive a 20% pay premium.
•created an employee-focused COVID-19 resource site on our Company's Intranet.
•enhanced our employee recognition program.

Assisting Our Communities

Cigna and the Cigna Foundation have:
•launched the Brave of Heart Fund with a $25 million grant to provide financial assistance to survivors of front-line U.S. healthcare workers who gave their lives in the fight against COVID-19. The Fund was created in partnership with the New York Life Foundation. Cigna will also provide emotional support services to their families.
•committed over $1 million to nonprofits addressing food insecurity and health care support needs in the U.S.
•donated $250 thousand towards relief efforts in China during the earliest days of the outbreak.

Going forward, we will continue to work with our clients, customers, providers and employees by expanding on the immediate support we have already implemented and by continuing partnerships with the goal of quickly adapting to how customers are accessing care during the pandemic.

We have also taken actions to implement our business continuity plans over our operations. The Company is mitigating risk associated with prescription drug supply through our ability to operate and leverage purchasing volume across the pharmaceutical supply chain. These continuity plans have also impacted our employees and partners through global office closures, reductions in operating hours, travel restrictions, changes in operating procedures and enhancements for employees that cannot work remotely. We did not incur significant disruptions to our operations during the three months ended March 31, 2020 from COVID-19.

As further discussed in Note 2 to the Consolidated Financial Statements, the effects of the COVID-19 pandemic began to emerge in the U.S. at the end of the first quarter of 2020 and were not material to our results for that period across all segments of our business. Additionally, discussion of the impact of COVID-19 on our investment portfolio and related considerations regarding our investment outlook can be found in Note 11 to the Consolidated Financial Statements and in the "Investment Assets" discussion of this MD&A, respectively. While it is difficult to quantify the impact of the COVID-19 pandemic on our results for the remainder of 2020 and beyond, we believe that such results may be impacted by, among other things, lower customer volumes due to rising unemployment levels and higher medical costs to treat those affected by the virus, offset by lower elective medical procedures.

Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The impact of this new legislation was not material to the Company's financial results for the three months ended March 31, 2020. The Company did not request any funding under the CARES Act. However, in April 2020 the Company received $41 million from the provider relief fund, all of which has been returned to the U.S. Department of Health and Human Services.

The Company has taken actions to enhance our liquidity that, combined with our other sources of liquidity described in the "Liquidity and Capital Resources Outlook" below, and our current projections for operating cash flows, we believe are sufficient to support our operations and meet our obligations.

The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing impacts to our financial position and operating results, as well as adverse developments in our business.

For further information regarding the impact of COVID-19 on the Company, please see “Risk Factors” contained in Part I, Item 1A of the 2019 Form 10-K as such Risk Factors are supplemented by the information contained in Part II, Item 1A of this Form 10-Q.

See Note 1 to the Consolidated Financial Statements for a description of our segments. Unless otherwise specified, the commentary provided below describes our results for the three months ended March 31, 2020 compared with the same period in 2019.

Summarized below are certain key measures of our performance by segment for the three months ended March 31, 2020 and 2019:

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2020	2019	% Change
Revenues
Adjusted revenues by segment
Health Services	$27,168	$22,460	21%
Integrated Medical	9,860	9,195	7
International Markets	1,470	1,394	5
Group Disability and Other	1,339	1,296	3
Corporate, net eliminations	(1,445)	(916)	(58)
Adjusted revenues	38,392	33,429	15
Revenue contribution from transitioning clients	—	4,489	N/M
Net realized investment results from certain equity method investments	(10)	28	N/M
Special items	87	—	N/M
Total revenues	$38,469	$37,946	1%
Shareholders’ net income	$1,181	$1,368	(14)%
Adjusted income from operations	$1,758	$1,498	17%
Earnings per share (diluted)
Shareholders’ net income	$3.15	$3.56	(12)%
Adjusted income from operations	$4.69	$3.90	20%
Pre-tax adjusted income from operations by segment
Health Services	$1,082	$994	9%
Integrated Medical	1,199	1,170	2
International Markets	282	206	37
Group Disability and Other	77	84	(8)
Corporate, net eliminations	(405)	(490)	17
Consolidated pre-tax adjusted income from operations	2,235	1,964	14
Adjustment for transitioning clients	—	660	N/M
Income attributable to noncontrolling interests	9	5	80
Realized investment gains (losses)	(98)	38	N/M
Amortization of acquired intangible assets	(498)	(743)	33
Special items	(251)	(136)	(85)
Income before income taxes	$1,397	$1,788	(22)%
For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2020	2019	% Change
Pharmacy revenues	$25,098	$25,179	—%
Premiums	10,840	9,971	9
Fees and other revenues	2,178	2,450	(11)
Net investment income	353	346	2
Total revenues	38,469	37,946	1
Pharmacy and other service costs	24,190	24,050	1
Medical costs and other benefit expenses	8,322	7,620	9
Selling, general and administrative expenses	3,398	3,303	3
Amortization of acquired intangible assets	498	743	(33)
Total benefits and expenses	36,408	35,716	2
Income from operations	2,061	2,230	(8)
Interest expense and other	(391)	(452)	13
Debt extinguishment costs	(185)	—	N/M
Net realized investment gains (losses)	(88)	10	N/M
Income before income taxes	1,397	1,788	(22)
Total income taxes	208	416	(50)
Net income	1,189	1,372	(13)
Less: net income attributable to noncontrolling interests	8	4	100
Shareholders’ net income	$1,181	$1,368	(14)%
Consolidated effective tax rate	14.9%	23.3%	(840)	bps
Medical customers (in thousands)
Integrated Medical	15,552	15,421	1%
International Markets	1,666	1,572	6
Total	17,218	16,993	1%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	$ in millions		Diluted Earnings Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Shareholders’ net income	$1,181	$1,368	$3.15	$3.56
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses	77	(38)	0.21	(0.10)
Amortization of acquired intangible assets	309	564	0.82	1.47
Adjustment for transitioning clients	—	(504)	—	(1.31)
Special items
Debt extinguishment costs	140	—	0.38	—
Integration and transaction-related costs	74	108	0.20	0.28
Charge for organizational efficiency plan	24	—	0.06	—
Charges associated with litigation matters	19	—	0.05	—
Contractual adjustment for a former client	(66)	—	(0.18)	—
Total special items	191	108	0.51	0.28
Adjusted income from operations	$1,758	$1,498	$4.69	$3.90

Commentary: Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Unless indicated otherwise, the commentary presented below, and in the segment discussions that follow, compare results for the three months ended March 31, 2020 with results for the three months ended March 31, 2019.
Earnings and Revenue
Shareholders’ net income decreased, driven by the absence of 2019 earnings from transitioning clients, costs associated with the debt tender and optional redemption completed in March 2020 and realized investment losses, partially offset by higher adjusted income from operations, lower amortization of acquired intangibles and lower income taxes.
Adjusted income from operations increased, driven by higher earnings in the Health Services, Integrated Medical and International Markets segments. Please refer to the individual segment discussions below for further detail.
Medical customers increased primarily as a result of growth in the Select segment, partially offset by declines in the National Accounts segment.
Pharmacy revenues increased, driven by growth in adjusted pharmacy script volumes, including the insourcing of Integrated Medical pharmacy volumes. See the Health Services segment discussion for further detail.

Premiums increased, primarily resulting from customer growth and rate increases.
Other Components of Consolidated Results of Operations
•Pharmacy and other service costs, see the Health Services segment discussion.
•Medical costs and other benefit expenses increased, primarily due to Integrated Medical segment customer growth in the insured business as well as medical cost inflation.
•Selling, general and administrative expenses increased, primarily due to the health insurance industry tax in 2020 that had been suspended in 2019.
•Amortization of acquired intangible assets in 2020 primarily reflects lower amortization of customer-related intangibles associated with the transitioning clients.
•The consolidated effective tax rate declined, primarily due to recognizing incremental federal and state tax benefits, partially offset by the return of the nondeductible health insurance industry tax.

Key Transactions and Business Developments
Merger with Express Scripts
As discussed in more detail in our 2019 Form 10-K, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion. We continue to incur costs related to this transaction, including costs to integrate the Cigna and Express Scripts operations. These costs are being reported in “integration and transaction-related costs” as a special item and excluded from adjusted income from operations because they are not indicative of future underlying performance of the business.
On January 30, 2019, Anthem exercised its early termination right and terminated its pharmacy benefit management services agreement with us, effective March 1, 2019. There was a twelve-month transition period that ended March 1, 2020. We excluded the results of Express Scripts’ contract with Anthem (and also Coventry) from our non-GAAP reporting metrics for 2019 “adjusted revenues” and “adjusted income from operations” and refer to these clients as “transitioning clients.” As of December 31, 2019, the transition was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our reported adjusted revenues and adjusted income from operations.

Agreement to sell Group Disability and Life business

As discussed in Note 6 to the Consolidated Financial Statements, Cigna entered into a definitive agreement in December 2019 to sell the U.S. Group Disability and Life business to New York Life Insurance Company for $6.3 billion. The “Liquidity” section of this MD&A provides further discussion of the impact of this pending divestiture on our liquidity and capital resources.

Organizational Efficiency Plan

Consistent with our commitment to affordability for our customers and clients, during the fourth quarter of 2019 the Company committed to a plan to increase our organizational alignment and operational efficiency and reduce costs. As a result, we recognized a charge in selling, general and administrative expenses of $207 million, pre-tax ($162 million, after-tax) in the fourth quarter of 2019 and an additional charge of $31 million pre-tax ($24 million, after-tax) in the first quarter of 2020. We expect to realize annualized after-tax savings of approximately $200 million. A substantial portion of the savings is expected to be realized in 2020. See Note 15 to the Consolidated Financial Statements for discussion.

Industry Developments and Other Matters
Our 2019 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“ACA”) provisions and other legislative initiatives that impact our health care and pharmacy services businesses, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services. The health care and pharmacy services businesses continue to operate in a dynamic environment, and the laws and regulations applicable to these businesses, including the ACA, continue to be subject to legislative, regulatory and judicial challenges. The following table provides an update on the expected impact of these items and other matters:

Item	Description
COVID-19-related Regulatory Actions	In response to the COVID-19 public health emergency, U.S. federal and state governments have increasingly enacted new regulatory requirements, as well as provided additional flexibility to industry participants. These regulatory actions provide for, among other things, client and customer premium deferrals of varying lengths to avoid the cancellation or non-renewal of policies; mandating or requesting waiver of customer cost-share and other associated costs related to COVID-19 testing or treatment, as well as future vaccine immunizations; extending claims filing deadlines for providers, customers and facilities; mandating or encouraging waiver of customer cost-share related to telemedicine services, as well as requiring certain reimbursement levels for telemedicine providers to encourage its utilization; enacting coverage and reimbursement requirements at in-network levels for certain services received from out-of-network providers; revising or suspending the use of certain medical management procedures; and mandating prescription drug benefit administration requirements related to, among other things, formulary exceptions and restrictions, and prior authorization and prescription drug refill limits. We are diligently working with federal, state and local governments to deliver access to simple, affordable and predictable health care and continue to monitor developments.
Medicare Advantage ("MA")	MA Rates: Final MA reimbursement rates for 2021 were published by CMS in April 2020. We do not expect the new rates to have a material impact on our consolidated results of operations in 2021.

Risk Adjustment: As discussed in the “Regulation” and “Risk Factors” sections of our 2019 Form 10-K, our MA business is subject to reviews, including risk adjustment data validation (“RADV”) audits by CMS and the Office of the Inspector General (“OIG”). We expect that CMS, OIG and other federal agencies will continue to closely scrutinize components of the Medicare program.

The “Regulation” section of the 2019 Form 10-K also discusses a proposed rule issued by CMS in 2018 for RADV audits of contract year 2011 and all subsequent years that included, among other things, extrapolation of the error rate related to RADV audit findings without applying the adjustment for underlying fee-for-service data errors as currently contemplated by CMS’ RADV audit methodology. RADV audits for our contract years 2011 through 2015 are currently in process. CMS has announced its intent to use third-party auditors to audit all Medicare Advantage contracts by either a comprehensive or a targeted RADV review for each contract year. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other MA organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019. If CMS adopts the rule as proposed, there could be a material impact on the Company’s future results of operations, though we expect the rule would be subject to legal challenges. In addition, the Company is subject to OIG RADV audits that are in process. Certain CMS and OIG audit activities, including the CMS RADV audit for contract year 2015 and two OIG targeted reviews, have been suspended for an indeterminate amount of time as a result of the COVID-19 public health emergency.
Also, as described in Note 19 to the Consolidated Financial Statements, the U.S. Department of Justice is currently conducting an industry-wide investigation of risk adjustment data submission practices and business processes, which in the case of certain other MA organizations has resulted in litigation.

Item	Description
Public Health Exchanges
ACA Cost-Sharing Reduction Subsidies: The ACA provides for cost-sharing reductions that offset the amount that qualifying customers pay for deductibles, copays and coinsurance. The federal government stopped funding insurers for the cost-sharing reduction subsidies in 2017. Certain insurers have sued the federal government for failure to pay cost-sharing reduction subsidies and the matter remains unresolved. To date, judges in six of those actions have ruled in favor of the insurers, all of which are presently under appeal. The Court of Appeals for the Federal Circuit heard oral argument in the first set of consolidated appeals on January 9, 2020. As described in Note 19 to the Consolidated Financial Statements, as a result of the Supreme Court decision in April 2020, we filed a lawsuit in May against the federal government seeking payment of these subsidies. Our premium rates for the 2019 and 2020 plan years reflected a lack of government funding for cost-sharing reduction subsidies.

Affordable Care Act	As described in the “Business - Regulation” section of our 2019 Form 10-K, a federal district court ruled that the “individual mandate” in the ACA is unconstitutional. On appeal, the Court of Appeals for the Fifth Circuit agreed that the “individual mandate” is unconstitutional but ordered the district court to reexamine whether the other provisions of the ACA can remain in effect, thereby leaving in doubt whether the entire ACA is unconstitutional until there is a final judicial determination on appeal. The California-led states and the U.S. House of Representatives filed petitions seeking to appeal the Fifth Circuit's ruling to the U.S. Supreme Court. On March 2, 2020, the Supreme Court agreed to hear the appeals and we expect the case will be argued during the next court term which runs from October 2020 through June 2021.
Risk Mitigation Programs – Individual ACA Business
In 2016, we recorded an allowance for the balance of our ACA risk corridors receivable based on court decisions and the large program deficit. On April 27, 2020, the U.S. Supreme Court ruled that insurers are entitled to the full amount due under the risk corridors program. The Supreme Court remanded the cases before it to the lower courts for further proceedings consistent with its opinion. The decision does not order an immediate issuance of payment and the timing of any payments is unclear. As of March 31, 2020, the Company has $120 million in uncollected risk corridors payments. As described in Note 19 to the Consolidated Financial Statements, we filed a lawsuit in May 2020 seeking payment of these funds.
Following each program year, risk adjustment balances are subject to audit adjustment by CMS through the RADV program. RADV audits commenced with the 2017 benefit year. CMS published the final RADV transfers for the 2017 benefit year in 2019 along with guidance that the settlement will not take place until 2021. The 2018 benefit year data validation error rates are expected to be released by CMS in May 2020. Based on the information currently available, we adjust our risk adjustment balance to reflect the expected outcome of the RADV program.

The following table presents our balances associated with the risk adjustment program and RADV audit adjustments as of March 31, 2020 and December 31, 2019.

	Net Receivable (Payable) Balance
(In millions)	March 31, 2020	December 31, 2019
Risk Adjustment
Receivables (1)	$53	$47
Payables (2)	(234)	(213)
Total risk adjustment balance	$(181)	$(166)
(1)Receivables, net of allowances, are reported in Accounts receivable,net in the Consolidated Balance Sheets.
(2)Payables are reported in Accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.

Charges for the risk adjustment program, including any RADV adjustments, were $15 million pre-tax ($12 million after tax) for the three months ended March 31, 2020 compared with $40 million pre-tax ($30 million after tax) for the same period in 2019.

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
Dividends from our insurance, Health Maintenance Organization (“HMO”) and foreign subsidiaries are subject to regulatory restrictions. See Note 20 to the Consolidated Financial Statements in our 2019 Form 10-K for additional information regarding these restrictions. Most of Express Scripts' subsidiaries are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to Cigna.

Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Operating activities	$1,887	$3,192
Investing activities	$(269)	$475
Financing activities	$(1,818)	$(2,534)
The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2020 compared with the same period in 2019.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities decreased, primarily driven by absence of 2019 cash receipts from transitioning clients and higher inventory purchases in the first quarter of 2020 partially offset by business growth in Health Services and Integrated Medical.
Investing and Financing activities
Cash used in investing activities increased, primarily due to lower net investment sales.
Cash used in finance activities decreased, primarily due to proceeds from issuance of new debt coupled with lower short-term debt repayments, partially offset by the debt tender and redemption payments.
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
For the three months ended March 31, 2020, we repurchased 5.4 million shares for approximately $980 million. From April 1, 2020 through April 30, 2020 we repurchased 475,000 shares for approximately $79 million. Share repurchase authority was $2.9 billion as of April 30, 2020.
Capital Resources
Our capital resources (primarily cash flows from operating activities and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

In December 2019, Cigna entered into a definitive agreement to sell the U.S. Group Disability and Life business to New York Life Insurance Company for $6.3 billion. The sale is expected to close by the third quarter of 2020 subject to applicable regulatory approvals and other customary closing conditions. Cigna estimates to receive approximately $5.3 billion of net after-tax proceeds from this transaction and expects to use these proceeds for share repurchase and repayment of debt in 2020.

In 2018, Cigna entered into a five-year revolving credit agreement and term loan credit agreement in financing the Express Scripts acquisition. Cigna had immaterial letters of credit outstanding under the revolving credit agreement as of March 31, 2020. The term loan was repaid in full and the agreement was terminated in the fourth quarter of 2019. In the fourth quarter of 2019, Cigna entered into an additional 364-day revolving credit agreement that matures in October 2020.
On April 1, 2020, the Company borrowed an aggregate principal amount of $1.4 billion under a new 364-Day term loan credit agreement. The Company entered into this agreement to further enhance its liquidity position in light of disruption in the commercial paper market and used a portion of the proceeds to pay down amounts outstanding under its commercial paper facility. See Note 8 to the Consolidated Financial Statements for further information on our credit agreements.
At March 31, 2020, our debt-to-capitalization ratio was 44.7%, a decline from 45.2% at December 31, 2019. We have a near-term focus on accelerated debt repayment and expect to continue to deleverage into the upper 30%s by the end of 2020 using cash flows from operating activities and a portion of the proceeds from the sale of the Group Disability and Life business.
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
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements, and the issuance of long-term debt. As of March 31, 2020, we had $4.25 billion of undrawn committed capacity under our revolving credit agreements, $2.5 billion of remaining capacity under our commercial paper program, and approximately $4.8 billion in cash and short-term investments, approximately $1.6 billion of which was held by the parent company or certain nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 8 to the Consolidated Financial Statements.

We currently expect the required contributions for 2020 and 2021 under the Pension Protection Act of 2006 to be immaterial. See Note 16 to the Consolidated Financial Statements for additional information regarding our pension plans.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of our 2019 Form 10-K and Part II, Item 1A of this Form 10-Q. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $680 million from its insurance subsidiaries without further state approval.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 19 to the Consolidated Financial Statements for discussion of various guarantees.
We have updated long-term debt obligations as of March 31, 2020 previously provided in our 2019 Form 10-K. There have been no material changes to the other information presented in our table of guarantees and contractual obligations as set forth in our 2019 Form 10-K.

(In millions, on an undiscounted basis)	Total	Less than 1 year (1)	1-3 years	4-5 years	After 5 years
On-Balance Sheet
Long-term debt(1)	52,971	4,896	6,573	7,110	34,392
(1)Amounts reflect cash obligations for the remainder of 2020 and include scheduled interest payments and current maturities of long-term debt. Finance leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 17 to the Consolidated Financial Statements for information regarding finance leases. Amounts do not include payments for the $1.4B term loan entered into on April 1, 2020. See Note 8 to the Consolidated Financial Statements for information regarding our long-term debt.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2019 Form 10-K. We regularly evaluate items that may impact critical accounting estimates. Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2019 Form 10-K. As of March 31, 2020, other than as follows, there were no significant changes to the critical accounting estimates from what was reported in our 2019 Form 10-K.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used
Assessment of unrealized losses on debt securities
Certain debt securities with a fair value below amortized cost are carried at fair value with changes in fair value recorded in Accumulated other comprehensive income. For these investments, we have determined that the decline in fair value below its amortized cost is not due to credit concerns. To make this determination, we evaluate the expected recovery in value and our intent to sell or the likelihood of a required sale of the debt security prior to an expected recovery. In making this evaluation, we consider a number of general and specific factors including the regulatory, economic and market environments, severity of the decline, and the financial health and specific near term prospects of the issuer.	If we subsequently determine that the excess of amortized cost over fair value is due to credit loss for any or all of these debt securities, the amount recorded in Accumulated other comprehensive income would be reclassified to shareholders’ net income as credit loss expense.
The after-tax amounts as of March 31 in Accumulated other comprehensive income for debt securities in an unrealized loss position were as follows (in millions):
March 31, 2020 – ($350)
See Note 11 to the Consolidated Financial Statements for additional discussion of our review of declines in fair value, including information regarding our accounting policies for debt securities, which were updated to reflect our adoption of ASU 2016-13 as of January 1, 2020.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments. See Note 1 to the Consolidated Financial Statements for a description of our segments.
In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, special items and, for periods prior to 2020, results of transitioning clients. Ratios presented in this segment discussion exclude the same items as pre-tax adjusted income from operations. See Note 20 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 20 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present “pre-tax adjusted margin,” defined as pre-tax adjusted income from operations divided by adjusted revenues.

Health Services Segment
The Health Services segment includes pharmacy benefit management, specialty pharmacy services, clinical solutions, home delivery and health management services. As described in the introduction to Segment Reporting, performance of the Health Services segment is measured using pre-tax adjusted income from operations.
The key factors that impact Health Services revenues and costs of revenues are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2019 Form 10-K for additional information on revenue and cost recognition policies for this segment.
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
•Our client contract pricing is impacted by our ongoing ability to negotiate supply chain contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates. As we seek to improve the effectiveness of our integrated solutions for the benefit of our clients, we are continuously innovating and optimizing the supply chain. Our gross profit could also increase or decrease as a result of supply chain initiatives implemented. Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients can affect our revenues and cost of revenues.
In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items and, for periods prior to 2020, contributions from transitioning clients. As of December 31, 2019, the transition of these clients was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our adjusted revenues, pre-tax adjusted income from operations, and pre-tax adjusted margin. See the “Key Transactions and Business Developments” section of our 2019 Form 10-K MD&A for further discussion of transitioning clients and why we present this information.

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2020	2019
Total revenues	$27,255	$26,949	1%
Less: transitioning clients	—	(4,489)	N/M
Less: contractual adjustment for a former client	$(87)	$—	N/M
Adjusted revenues(1)	$27,168	$22,460	21%
Gross profit	$1,701	$2,114	(20)%
Adjusted gross profit(1)	$1,614	$1,396	16%
Pre-tax adjusted income from operations	$1,082	$994	9%
Pre-tax adjusted margin	4.0%	4.4%	(40)	bps

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2020	2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$12,791	$9,268	38%
Adjusted home delivery and specialty revenues	12,005	11,041	9%
Other revenues	1,242	1,122	11%
Total adjusted pharmacy revenues	$26,038	$21,431	21%
Pharmacy script volume
Adjusted network scripts(2)	288	222	30%
Adjusted home delivery and specialty scripts(2)	72	70	3%
Total adjusted scripts(2)	360	292	23%
Generic fill rate
Network	88.2%	87.8%	40	bps
Home delivery	84.8%	84.4%	40	bps
Overall generic fill rate	87.9%	87.4%	50	bps
(1)Amounts exclude special items and, for periods prior to 2020, contributions from transitioning clients.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
In the third quarter of 2019, Integrated Medical’s Commercial customers transitioned to Express Scripts’ retail pharmacy network. In the first quarter of 2020, Integrated Medical's Government customers transitioned to Express Scripts' retail pharmacy network.

Adjusted network revenues. The increase reflected the transition of Integrated Medical’s customers; higher prices, primarily due to increased inflation on branded drugs; and higher claims volume. This increase was partially offset by claims mix, due to the increase in the generic fill rate.

Adjusted home delivery and specialty revenues. The increase reflected higher prices, primarily due to an increase in inflation on branded drugs; higher claims volume, primarily due to higher home delivery and specialty claims volume; and claims mix, primarily due to an increase in specialty pharmacy care partially offset by an increase in the generic fill rate.

Adjusted gross profit. The increase reflected customer growth, higher adjusted pharmacy scripts volumes, specialty pharmacy care and benefits from the effective management of supply chain.

Pre-tax adjusted income from operations. The increase reflected customer growth, higher adjusted pharmacy scripts volumes, specialty pharmacy care and benefits from the effective management of supply chain, partially offset by an increase in operating expenses.

Integrated Medical Segment
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
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2020	2019
Adjusted revenues	$9,860	$9,195	7%
Pre-tax adjusted income from operations	$1,199	$1,170	2%
Pre-tax adjusted margin	12.2%	12.7%	(50)	bps
Medical care ratio	78.3%	78.9%	60	bps
Expense ratio	21.8%	22.2%	40	bps

	As of March 31,
(In thousands)	2020	2019	% Change
Integrated Medical Customers
Commercial	2,133	1,991	7%
Government	1,412	1,405	—%
Insured	3,545	3,396	4%
Service	12,007	12,025	—%
Total	15,552	15,421	1%

(In millions)	As of March 31, 2020	As of December 31, 2019	% Change
Unpaid claims and claim expenses – Integrated Medical	$3,000	$2,892	4%

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Adjusted revenues. The increase for the three months ended March 31, 2020 compared with the same period in 2019 reflects customer growth in our Commercial Risk and Medicare Advantage businesses, as well as higher premium rates due to underlying medical cost trend and the resumption of the health insurance industry tax.
Pre-tax adjusted income from operations. The increase for the three months ended March 31, 2020 compared with the same period in 2019 reflects increased contribution from our Commercial Risk business and specialty products, partially offset by lower margins in our Individual and Medicare businesses.
Medical care ratio. The medical care ratio decreased for the three months ended March 31, 2020 compared with the same period in 2019, primarily reflecting the return of the health insurance industry tax and reduced utilization late in the quarter, partially offset by the impact of an additional calendar day in the first quarter of 2020 as compared to 2019.
Expense ratio. The expense ratio decreased for the three months ended March 31, 2020 compared with the same period in 2019, reflecting higher risk revenues due to customer growth and the resumption of the health insurance industry tax.
Other Items Affecting Integrated Medical Results
Unpaid Claims and Claim Expenses
Our unpaid claims and claim expenses liability was higher as of March 31, 2020 compared with December 31, 2019, primarily due to seasonality in our stop loss products.
Medical Customers
Our medical customer base was higher at March 31, 2020 compared with the same period in 2019, primarily reflecting growth in our Select and Middle Market segments partially offset by a lower customer base in our National Accounts.
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
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2020	2019
Adjusted revenues	$1,470	$1,394	5%
Pre-tax adjusted income from operations	$282	$206	37%
Pre-tax adjusted margin	19.2%	14.8%	440	bps
Loss ratio	57.8%	57.2%	(60)	bps
Acquisition cost ratio	9.1%	12.3%	320	bps
Expense ratio (excluding acquisition costs)	17.4%	19.1%	170	bps

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Adjusted revenues increased mainly due to business growth in Asia and Europe, partially offset by unfavorable foreign currency movements.
Pre-tax adjusted income from operations increased due to lower acquisition and expense ratios and business growth primarily in Asia, partially offset by higher benefit expenses and unfavorable foreign currency movements.
The segment’s loss ratio was less favorable due to higher claims in Asia.
The acquisition cost ratio decreased reflecting an update to our commission deferral process, partially offset by higher amortization in Asia.
The decrease in the expense ratio (excluding acquisition costs) was driven by lower spend across markets.
Other Items Affecting International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the three months ended March 31, 2020, South Korea generated 37% of the segment’s adjusted revenues and 63% of the segment’s pre-tax adjusted income from operations.

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
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2020	2019
Adjusted revenues	$1,339	$1,296	3%
Pre-tax adjusted income from operations	$77	$84	(8)%
Pre-tax adjusted margin	5.8%	6.5%	(70)	bps
Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Adjusted revenues increased due to growth in disability, life and voluntary products, partially offset by lower investment income.
Pre-tax adjusted income from operations and margin decreased due to unfavorable disability claims experience and lower interest rates partially offset by favorable results in our voluntary products.

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

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2020	2019
Pre-tax adjusted loss from operations	$(405)	$(490)	17%
Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019
Pre-tax adjusted loss from operations was lower, primarily reflecting lower interest expense.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of March 31, 2020 and December 31, 2019. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	March 31, 2020	December 31, 2019
Debt securities	$22,573	$23,755
Equity securities	347	303
Commercial mortgage loans	1,935	1,947
Policy loans	1,344	1,357
Other long-term investments	2,735	2,403
Short-term investments	306	423
Total	$29,240	$30,188
Investments classified as assets of business held for sale (1)	$(7,659)	$(7,709)
Investments per Consolidated Balance Sheets	$21,581	$22,479
(1) The table above includes $7.7 billion as of March 31, 2020 and December 31, 2019 of investments associated with the U.S. Group Disability and Life business that are held for sale to New York Life. Under the terms of the definitive agreement, some of the assets currently associated with the Group Disability and Life business can be substituted for other assets. The assets that will transfer to New York Life will be primarily debt securities and, to a lesser extent, commercial mortgage loans and short-term investments.
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

The following table reflects our portfolio of debt securities by type of issuer as of March 31, 2020 and December 31, 2019.

(In millions)	March 31, 2020	December 31, 2019
Federal government and agency	$627	$733
State and local government	777	810
Foreign government	2,178	2,256
Corporate	18,503	19,420
Mortgage and other asset-backed	488	536
Total	$22,573	$23,755
Our debt securities portfolio decreased during the three months of 2020 reflecting a decrease in valuations due to increases in yields, net sales and maturities and decreases in foreign exchange rates. The increase in yields are a result of spread widening at the end of March due to growing concerns related to COVID-19 and its related economic impacts. As of March 31, 2020, $20.3 billion, or 90% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.2 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy. Investments in debt securities are diversified by issuer, geography and industry as appropriate.
Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $7.2 billion. These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
In addition to amounts classified as debt securities in our Consolidated Balance Sheets, we participate in an insurance joint venture in China with a 50% ownership interest. This entity had an investment portfolio of approximately $8.5 billion supporting its business that is primarily invested in Chinese corporate and government debt securities. We account for this joint venture on the equity method of accounting and report it in Other assets. There were no investments with a material unrealized loss as of March 31, 2020.
Commercial Mortgage Loans
Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Loans are secured by high quality commercial properties and are generally made at less than 65% of the property’s value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
Commercial real estate capital markets were very active for well-leased, quality commercial real estate located in strong institutional investment markets through much of the first quarter. The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics. Real estate market activity has been negatively impacted by COVID-19 with concentrated weakness in hotels and regional malls, however our mortgage loan portfolio is well-diversified by property type and geography with no material exposure to hotels. The Company has no commercial mortgage loan exposure to regional malls.

As of March 31, 2020, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 65 loans that are in good standing. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms.
Other Long-term Investments
Other long-term investments of $2.7 billion as of March 31, 2020 included investments in securities limited partnerships and real estate limited partnerships, as well as direct investments in real estate joint ventures. These entities typically invest in mezzanine debt or equity of privately-held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 175 separate partnerships and approximately 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.
The increase in other long-term investments is largely driven by net new funding to limited partnerships and real estate joint ventures, as well as increases in value of the investments held by these entities. Income from these investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. As a result of the economic impacts of COVID-19, we expect to recognize declines in values during 2020. The magnitude of the declines could be significant, depending in part on the length and extent of the economic shutdown, the speed of the recovery, and the overall economic impacts.

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
The amount of problem or potential problem investments as of March 31, 2020 and December 31, 2019 was not material.
Investment Outlook
Public equity markets achieved new highs during the first quarter, reflecting the continued strength of the U.S. economy. However, concerns related to COVID-19 and its related economic impacts have driven significant declines and elevated volatility in U.S. public equity markets since mid-February. Fixed income markets have been impacted as well, with a significant decline in Treasury rates more than offset by an increase in credit spreads as a result of investor uncertainty related to the severity and duration of the recession that has since unfolded. We continue to actively monitor the economic impact of the pandemic, as well as fiscal and monetary responses, and their potential impact on the portfolio. We expect continued market volatility and portfolio impacts, particularly in certain sectors such as retail, hospitality and energy, as well as other areas most severely impacted by COVID-19 and the related shutdowns. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK
Financial Instruments
Our assets and liabilities include certain financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2019 Form 10-K. Given the transactions in our long term-debt further described in Note 8 to the Consolidated Financial Statements, in the event of a 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.7 billion at March 31, 2020, compared to approximately $2.5 billion at December 31, 2019. Other than this, there were no material changes in our risk exposures from those reported in our 2019 Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.

Item 4. CONTROLS AND PROCEDURES
Based on an evaluation of the effectiveness of Cigna’s disclosure controls and procedures conducted under the supervision and with the participation of Cigna’s management (including Cigna’s Chief Executive Officer and Chief Financial Officer), Cigna's Chief Executive officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to Cigna’s management, including Cigna’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
During the period covered by this report, there have been no changes in Cigna’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Cigna’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation Matters” and “Regulatory Matters” in Note 19 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

In light of developments relating to the coronavirus (COVID-19) pandemic occurring subsequent to the filing of our 2019 Form 10-K, the Company is supplementing the risk factors discussed in our 2019 Form 10-K with the following risk factor, which should be read in conjunction with the risk factors contained in our 2019 Form 10-K.

The scale and scope of the recent coronavirus (COVID-19) outbreak and resulting pandemic is unknown and is expected to adversely impact our business at least for the near term. The overall impact on our business, operating results, cash flows or financial condition could be material.

In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.

The scale and scope of the COVID-19 pandemic may heighten the potential adverse effects on our business, operating results, cash flows or financial condition described in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, the likelihood of and impact from:

•unfavorable economic conditions on our clients and customers (both employers and individuals), health care providers, pharmaceutical manufacturers, pharmacy providers and third-party vendors, as well as federal and state entities and programs;

•changes in medical claims submission and processing patterns or procedures; changes in customer base and product mix; changes in utilization of prescription drugs, medical or other covered items or services; changes in medical cost trends; changes in our health management practices; and the introduction of new benefits and products causing actual claims to exceed our estimates such that ultimate losses exceed existing reserves;

•significant disruptions in service within our operations or among our key suppliers or other third parties;

•compliance with substantial government regulation, including new laws or regulations or changes in existing laws or regulations, such as recent treatment mandates and premium deferrals, which laws or regulations may vary significantly by jurisdiction;

•significant shifts in the structure of the industry which could alter dynamics and, if we fail to adapt, negatively impact our business;

•risks inherent in foreign operations, including political, legal, operational, regulatory, economic and other risks;

•economic and market conditions affecting the value of our financial instruments and the value of particular assets and liabilities;

•fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity; and

•cyberattacks or other privacy or data security incidents, including as a result of the transition of substantially all of our workforce to a remote work environment.

In addition, the COVID-19 pandemic has and may continue to adversely impact our business and financial condition in other areas, including:

•decreased worker productivity and operational and sales disruptions, including as a result of remote working arrangements, increased medical, emergency or other leave, quarantines, government actions or restrictions, or deployment of on-staff health care providers to assist in COVID-19 relief efforts;

•increased costs or reductions in revenue, including as a result of waiving cost-sharing for our customers for COVID-19 virtual care, testing and treatment, premium deferrals, new or different regulatory requirements, extended payment terms or other relief for heavily-impacted clients and customers, expansion of benefits to our employees, changes in utilization and mix of products and services, and a higher level of incidence and duration of disability claims; and

•prioritization of matters relating to COVID-19 resulting in delays in responsiveness by regulatory agencies and other third parties in matters arising in the ordinary course of business.

Additionally, if we do not respond appropriately to the pandemic, or if our clients or customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our business.

We believe COVID-19’s adverse impact on our business, operating results, cash flows or financial condition will be driven primarily by the severity and duration of the pandemic, the pandemic’s impact on our employees, clients, customers, suppliers and partners, as well as the U.S. and global economies, and the actions taken by governmental authorities and other third parties in response to the pandemic. Those primary drivers are largely beyond our knowledge and control, and may be more adverse than our current expectations. Given these uncertainties, we cannot estimate the full impact COVID-19 will have on our business, operating results, cash flows or financial condition, but the adverse impact could be material.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2020:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2020	1,036,896	$205.97	1,034,494	$3,748,759,781
February 1-29, 2020	1,654,944	$199.15	1,248,952	$3,493,249,690
March 1-31, 2020	3,121,442	$164.78	3,099,937	$2,982,897,862
Total	5,813,282	$181.91	5,383,383	N/A
(1)Represents shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 2,402 shares in January, 405,992 shares in February and 21,505 shares in March 2020.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time. From April 1, 2020 through April 30, 2020, the Company repurchased 475,000 shares for approximately $79 million, leaving repurchase authority at $2.9 billion as of April 30, 2020.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
4.1	Fourth Supplemental Indenture, dated as of March 16, 2020, between Cigna Corporation and U.S. Bank National Association, as Trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 16, 2020 and incorporated herein by reference.
10.1*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed herewith.
10.2*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed herewith.
10.3*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed herewith.
10.5*	Form of Cigna Long-Term Incentive Plan: Covenant Agreement	Filed herewith.
10.6*	Agreement and Release between the Company and Lisa Bacus dated June 10, 2019	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 7, 2020

CIGNA CORPORATION

By:	/s/ Eric P. Palmer
Eric P. Palmer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)