Form 10-Q
period 2020-06-30
Cigna Corp
filed 2020-08-06
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Yes ☐ No ☒
As of July 31, 2020, 367,200,629 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Cigna Corporation Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues
Pharmacy revenues	$26,564	$26,288	$51,662	$51,467
Premiums	10,406	9,803	21,246	19,774
Fees and other revenues	2,072	2,388	4,250	4,838
Net investment income	223	340	576	686
Total revenues	39,265	38,819	77,734	76,765
Benefits and expenses
Pharmacy and other service costs	25,611	24,963	49,801	49,013
Medical costs and other benefit expenses	7,112	7,576	15,434	15,196
Selling, general and administrative expenses	3,407	3,380	6,805	6,683
Amortization of acquired intangible assets	496	737	994	1,480
Total benefits and expenses	36,626	36,656	73,034	72,372
Income from operations	2,639	2,163	4,700	4,393
Interest expense and other	(374)	(428)	(765)	(880)
Debt extinguishment costs	(14)	—	(199)	—
Net realized investment gains (losses)	38	23	(50)	33
Income before income taxes	2,289	1,758	3,686	3,546
Total income taxes	529	348	737	764
Net income	1,760	1,410	2,949	2,782
Less: net income attributable to noncontrolling interests	6	2	14	6
Shareholders’ net income	$1,754	$1,408	$2,935	$2,776
Shareholders’ net income per share
Basic	$4.77	$3.73	$7.96	$7.33
Diluted	$4.73	$3.70	$7.88	$7.26
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income	$1,760	$1,410	$2,949	$2,782
Other comprehensive income, net of tax
Net unrealized appreciation on securities and derivatives	709	343	281	785
Net translation gains (losses) on foreign currencies	70	(42)	(105)	(68)
Postretirement benefits liability adjustment	(42)	14	(29)	25
Other comprehensive income, net of tax	737	315	147	742
Total comprehensive income	2,497	1,725	3,096	3,524

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	4	2	8	5
Net income attributable to other noncontrolling interests	2	—	6	1
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(2)	(2)	(6)	(4)
Total comprehensive income attributable to noncontrolling interests	4	—	8	2
SHAREHOLDERS' COMPREHENSIVE INCOME	$2,493	$1,725	$3,088	$3,522
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
(In millions)	As of June 30, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$7,185	$4,619
Investments	1,190	937
Accounts receivable, net	12,694	10,716
Inventories	2,712	2,661
Other current assets	1,311	1,400
Assets of business held for sale	9,788	9,512
Total current assets	34,880	29,845
Long-term investments	21,338	21,542
Reinsurance recoverables	4,942	5,100
Deferred policy acquisition costs	3,042	2,958
Property and equipment	4,255	4,417
Goodwill	44,590	44,602
Other intangible assets	35,791	36,562
Other assets	2,529	2,283
Separate account assets	8,261	8,465
TOTAL ASSETS	$159,628	$155,774
Liabilities
Current insurance and contractholder liabilities	$5,060	$4,921
Pharmacy and service costs payable	11,856	10,454
Accounts payable	5,413	5,090
Accrued expenses and other liabilities	7,991	7,347
Short-term debt	4,750	5,514
Liabilities of business held for sale	7,109	6,812
Total current liabilities	42,179	40,138
Non-current insurance and contractholder liabilities	16,064	16,052
Deferred tax liabilities, net	9,170	9,387
Other non-current liabilities	4,775	4,460
Long-term debt	31,774	31,893
Separate account liabilities	8,261	8,465
TOTAL LIABILITIES	112,223	110,395
Contingencies — Note 18
Redeemable noncontrolling interests	34	35
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	28,699	28,306
Accumulated other comprehensive loss	(788)	(941)
Retained earnings	23,052	20,162
Less: treasury stock, at cost	(3,601)	(2,193)
TOTAL SHAREHOLDERS’ EQUITY	47,366	45,338
Other noncontrolling interests	5	6
Total equity	47,371	45,344
Total liabilities and equity	$159,628	$155,774
(1)Par value per share, $0.01; shares issued, 389 million as of June 30, 2020 and 386 million as of December 31, 2019; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2020
(In millions)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2020	$4		$28,554	$(1,527)	$21,298	$(3,250)	$45,079	$7	$45,086	$35
Effects of issuing stock for employee benefits plans		—	145			(6)	139		139
Other comprehensive income (loss)				739			739		739	(2)
Net income					1,754		1,754	2	1,756	4
Repurchase of common stock						(345)	(345)		(345)
Other transactions impacting noncontrolling interests							—	(4)	(4)	(3)
Balance at June 30, 2020	$4		$28,699	$(788)	$23,052	$(3,601)	$47,366	$5	$47,371	$34

Three Months Ended June 30, 2019
(In millions)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2019	$4		$27,855	$(1,282)	$16,426	$(595)	$42,408	$5	$42,413	$38
Effect of issuing stock for employee benefit plans			36			52	88		88
Other comprehensive income (loss)				317			317		317	(2)
Net income					1,408		1,408		1,408	2
Repurchase of common stock						(406)	(406)		(406)
Other transactions impacting noncontrolling interests								(2)	(2)	(7)
Balance at June 30, 2019	$4		$27,891	$(965)	$17,834	$(949)	$43,815	$3	$43,818	$31

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13) (1)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		393			(84)	309		309
Other comprehensive income (loss)			153			153		153	(6)
Net income				2,935		2,935	6	2,941	8
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(1,324)	(1,324)		(1,324)
Other transactions impacting noncontrolling interests							(7)	(7)	(3)
Balance at June 30, 2020	$4	$28,699	$(788)	$23,052	$(3,601)	$47,366	$5	$47,371	$34

Six Months Ended June 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		140			23	163		163
Other comprehensive income (loss)			746			746		746	(4)
Net income				2,776		2,776	1	2,777	5
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(868)	(868)		(868)
Other transactions impacting noncontrolling interests							(5)	(5)	(7)
Balance at June 30, 2019	$4	$27,891	$(965)	$17,834	$(949)	$43,815	$3	$43,818	$31

(1)See Note 3 for further information about the Company's adoption of new credit loss guidance (ASU 2016-13).

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Cash Flows
	Unaudited
	Six Months Ended June 30,
(In millions)	2020	2019
Cash Flows from Operating Activities
Net income	$2,949	$2,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,387	1,811
Realized investment losses (gains), net	50	(33)
Deferred income tax (benefit)	(259)	(241)
Debt extinguishment costs	199	—
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(2,121)	(1,165)
Inventories	(50)	524
Deferred policy acquisition costs	(177)	(99)
Reinsurance recoverable and Other assets	28	(177)
Insurance liabilities	483	297
Pharmacy and service costs payable	1,655	713
Accounts payable and Accrued expenses and other liabilities	630	(370)
Other, net	387	189
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,161	4,231
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	1,638	2,036
Investment maturities and repayments:
Debt securities and equity securities	765	738
Commercial mortgage loans	10	169
Other sales, maturities and repayments (primarily short-term and other long-term investments)	664	650
Investments purchased or originated:
Debt securities and equity securities	(2,150)	(2,212)
Commercial mortgage loans	(13)	(184)
Other (primarily short-term and other long-term investments)	(934)	(847)
Property and equipment purchases, net	(523)	(497)
Acquisitions, net of cash acquired	—	(6)
Other, net	37	(6)
NET CASH (USED IN) INVESTING ACTIVITIES	(506)	(159)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	529	498
Withdrawals and benefit payments from contractholder deposit funds	(483)	(542)
Net change in short-term debt	(953)	(621)
Net proceeds on issuance of term loan	1,398	—
Payments for debt extinguishment	(212)	—
Repayment of long-term debt	(4,798)	(2,740)
Net proceeds on issuance of long-term debt	3,465	—
Repurchase of common stock	(1,324)	(866)
Issuance of common stock	229	70
Other, net	19	(106)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,130)	(4,307)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(15)	(10)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,510	(245)
Cash, cash equivalents, and restricted cash January 1, (1)	5,411	3,855
Cash, cash equivalents and restricted cash, June 30,	7,921	3,610
Cash reclassified to assets of business held for sale	(418)	—
Cash, cash equivalents, and restricted cash June 30, per Consolidated Balance Sheets (2)	$7,503	$3,610
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$190	$1,190
Interest paid	$743	$865

(1) Includes restricted cash of $26 million reported in Other assets, $23 million in Long-term investments, and $743 million reported in Assets of business held for sale as of January 1, 2020.
(2) See table below for Cash, cash equivalents and restricted cash reconciliation as of June 30, 2020 and June 30, 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:

	Unaudited
	As of June 30,
	2020	2019
Cash and cash equivalents	$7,185	$3,610
Restricted cash and cash equivalents, included in other long-term investments	318	—
Total cash, cash equivalents, and restricted cash and cash equivalents	$7,503	$3,610

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health service organization with a mission of helping those we serve improve their health, well-being and peace of mind. We offer a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.
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
The remainder of our business operations are reported in Group Disability and Other, consisting of the following:
•Group Disability and Life provides group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services. In December 2019, Cigna entered into a definitive agreement to sell the U.S. Group Disability and Life insurance business to New York Life Insurance Company. See Note 6 for further information on the classification of this business as held for sale.
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

Note 2 – COVID-19 and Related Economic Impact
Cigna continues to actively monitor all aspects of our business in light of the ongoing coronavirus ("COVID-19") pandemic. As described below, management has taken a number of steps to assess the impact on our business, including the financial reporting implications associated with this pandemic.
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems during the second quarter, including significant deferral of care of our customers. These impacts were most prominent in April 2020 and moderated throughout the quarter with utilization levels returning to nearly normal levels by the end of June 2020. These impacts were most significant in our Integrated Medical segment where results reflect higher quarterly earnings and a lower medical care ratio as a result of the deferral of care significantly exceeding the incremental COVID-19 costs, partially offset by COVID-19 related actions including premium relief programs for clients as well as cost share waivers for customers. The Health Services segment quarterly earnings also reflected effects of the pandemic, specifically, a favorable mix of claims as a result of both the type of drugs dispensed as well as the distribution method used for dispensing and fulfilling, partially offset by lower non-specialty, 30-day retail script volume.
The Company conducted its normal quarterly qualitative assessment of goodwill impairment, and concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative impairment analysis. All other long-lived assets, including intangible assets, were reviewed for impairment and no material impairments were recorded for the six months ended June 30, 2020.
The Company reviewed all classes of financial instruments including investments, accounts receivable and reinsurance recoverables, and recorded an additional allowance for expected credit losses of $48 million related to investments (see Note 11) and $13 million related to accounts receivable (see Note 4) for the six months ended June 30, 2020. The Company also initiated several actions to assist our customers, clients, health care providers, and employees in this time of crisis.

Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The direct impact of this new legislation was not material to the Company's results of operations for the six months ended June 30, 2020. As permitted by the CARES Act and COVID-19 related regulatory actions, the Company deferred approximately $900 million in income and payroll tax payments during the second quarter of 2020. Approximately $825 million of the deferred tax payments will be made during the third quarter of 2020. The Company did not request any funding under the CARES Act. However, in April 2020 the Company received $41 million from the provider relief fund which was immediately returned to the U.S. Department of Health and Human Services.

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

The Financial Accounting Standards Board voted to propose the deferral of the effective date of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and, in July 2020, issued a proposed standard for comment extending the effective date by one year, or until January 1, 2023 for the Company.

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
Receivables and any associated allowance are written off only when all collection attempts have failed and such amounts are determined unrecoverable. We regularly review the adequacy of these allowances based on a variety of factors, including age of the outstanding receivable and collection history. When circumstances related to specific collection patterns change, estimates of the recoverability of receivables are adjusted.
The following amounts were included within accounts receivable, net:

(In millions)	June 30, 2020	December 31, 2019
Noninsurance customer receivables	$5,678	$5,143
Pharmaceutical manufacturers receivable	4,654	3,439
Insurance customer receivables	2,607	2,321
Other receivables	386	334
Total	13,325	11,237
Accounts receivable, net classified as assets of business held for sale	(631)	(521)
Accounts receivable, net per Consolidated Balance Sheets	$12,694	$10,716

These receivables are reported net of our allowances of $1.1 billion as of June 30, 2020 and $778 million as of December 31, 2019. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for the balance of our risk corridor receivables under the Patient Protection and Affordable Care Act ("ACA"), an allowance for current expected credit losses and other non-credit adjustments. The Company's allowance for current expected credit losses was $72 million as of June 30, 2020 and $39 million as of January 1, 2020 (no change to allowance for credit losses from December 31, 2019). The allowance for current expected credit losses as of June 30, 2020 includes an additional forecasting adjustment of $13 million related to COVID-19.

Note 5 – Mergers and Acquisitions
Integration and Transaction-related Costs
The Company incurred integration and transaction costs related to the acquisition and integration of Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”), the sale of the U.S. Group Disability and Life insurance business, and other transactions. These costs were $130 million pre-tax ($99 million after-tax) for the three months and $227 million pre-tax ($173 million after tax) for the six months ended June 30, 2020, compared with $155 million pre-tax ($115 million after-tax) for the three months and $291 million pre-tax ($223 million after-tax) for the six months ended June 30, 2019. These costs consisted primarily of certain projects to integrate or separate the Company’s systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.

Note 6 – Assets and Liabilities of Business Held for Sale
In December 2019, Cigna entered into a definitive agreement to sell its U.S. Group Disability and Life insurance business to New York Life Insurance Company for $6.3 billion. The sale is expected to close in the third quarter of 2020 following applicable regulatory approvals and other customary closing conditions. The Company believes this sale is probable and has aggregated and classified the assets and liabilities directly associated with the pending sale of its Group Disability and Life insurance business as held for sale and has reported them separately on our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. The assets and liabilities of business held for sale were as follows:

(In millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$418	$743
Accounts receivable, net	631	521
Investments	8,181	7,709
Other assets	558	539
Total assets of business held for sale	9,788	9,512
Insurance and contractholder liabilities	6,549	6,308
Other liabilities	560	504
Total liabilities of business held for sale	$7,109	$6,812
Note 7 – Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2020			June 30, 2019
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,754		$1,754	$1,408		$1,408
Shares:
Weighted average	367,396		367,396	377,962		377,962
Common stock equivalents		3,301	3,301		3,007	3,007
Total shares	367,396	3,301	370,697	377,962	3,007	380,969
EPS	$4.77	$(0.04)	$4.73	$3.73	$(0.03)	$3.70

	Six Months Ended
	June 30, 2020			June 30, 2019
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$2,935		$2,935	$2,776		$2,776
Shares:
Weighted average	368,918		368,918	378,672		378,672
Common stock equivalents		3,750	3,750		3,824	3,824
Total shares	368,918	3,750	372,668	378,672	3,824	382,496
EPS	$7.96	$(0.08)	$7.88	$7.33	$(0.07)	$7.26

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Anti-dilutive options	4.0	5.4	4.0	4.1
The Company held approximately 20.8 million shares of common stock in treasury at June 30, 2020, 13.0 million shares as of December 31, 2019 and 6.2 million shares as of June 30, 2019.

Note 8 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	June 30, 2020	December 31, 2019
Short-term debt
$1,000 million, Floating Rate Notes due 3/2020	$—	$999
$300 million, 5.125% Notes due 6/2020	—	300
$1,750 million, 3.2% Notes due 9/2020	1,750	1,748
$349 million, 4.125% Notes due 9/2020	349	351
$500 million, 2.6% Notes due 11/2020	498	496
$400 million, Floating Rate Notes due 11/2020	400	400
$250 million, 4.375% Notes due 12/2020	250	249
$1,400 million, Floating Rate Term Loan due 3/2021	1,398	—
$78 million, 6.37% Notes due 6/2021	78	—
Commercial paper	5	944
Other, including finance leases	22	27
Total short-term debt	$4,750	$5,514
Long-term debt
$500 million, 3.3% Notes due 2021	$—	$499
$300 million, 4.5% Notes due 2021	—	298
$78 million, 6.37% Notes due 2021	—	78
$1,000 million, Floating Rate Notes due 2021	998	998
$1,250 million, 3.4% Notes due 2021	1,248	1,247
$1,248 million, 4.75% Notes due 2021	—	1,272
$277 million, 4% Notes due 2022	276	747
$973 million, 3.9% Notes due 2022	972	999
$500 million, 3.05% Notes due 2022	488	485
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	100
$700 million, Floating Rate Notes due 2023	698	698
$1,000 million, 3% Notes due 2023	971	966
$2,187 million, 3.75% Notes due 2023	2,180	3,088
$1,000 million, 3.5% Notes due 2024	974	970
$900 million, 3.25% Notes due 2025	895	895
$2,200 million, 4.125% Notes due 2025	2,189	2,188
$1,500 million, 4.5% Notes due 2026	1,505	1,506
$1,500 million, 3.4% Notes due 2027	1,404	1,396
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	595	595
$3,800 million, 4.375% Notes due 2028	3,778	3,776
$1,500 million, 2.4% Notes due 2030	1,489	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,179	2,178
$750 million, 3.2% Notes due 2040	742	—
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	491
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,464	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,965	2,964
$1,250 million, 3.4% Notes due 2050	1,235	—
Other, including finance leases	43	61
Total long-term debt	$31,774	$31,893

Debt issuance and redemption. In order to decrease future interest expense and reduce future refinancing risk, the Company entered into the following transactions:
•Debt issuance: On March 16, 2020, the Company issued $3.5 billion of new senior notes. The proceeds of this debt were mainly used to pay the consideration for the cash tender and redemption offer as described below. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$1,500 million	March 15, 2030	2.40%	$1,491 million
$750 million	March 15, 2040	3.20%	$743 million
$1,250 million	March 15, 2050	3.40%	$1,237 million
•Debt tender and redemption: In March and April 2020, the Company completed a tender offer and an optional redemption totaling $3.5 billion of aggregate principal amount of certain of its outstanding debt securities. The principal amount repurchased in this tender offer was $1.5 billion. Additionally, $2.0 billion of notes were repurchased via optional redemption. The Company recorded a pre-tax loss of $199 million ($151 million after-tax), consisting primarily of premium payments on the tender and optional redemption.
Debt Exchange. In the fourth quarter of 2019, the Company settled an exchange of approximately $12.7 billion of Notes issued by Express Scripts Holding Company, Medco Health Solutions, Inc. and Cigna Holding Company (formerly named Cigna Corporation) for privately placed Notes issued by Cigna with the same interest rates and maturities and comparable other terms. We initiated an exchange offer to register such debt in the second quarter of 2020 and completed the exchange in July 2020.

Debt Repayment. During the first six months of 2020, the Company repaid $4.8 billion of long-term debt, including the $3.5 billion debt tender and redemption described above.
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
The revolving credit agreements contain customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%. As of June 30, 2020, there were no outstanding balances under the revolving credit agreements.
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
Commercial Paper. The commercial paper program had approximately $5 million outstanding at June 30, 2020 at an average interest rate of 1.0%.
The Company was in compliance with its debt covenants as of June 30, 2020.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
As of June 30, 2020, December 31, 2019 and June 30, 2019, the Company’s insurance and contractholder liabilities were comprised of the following:

	June 30, 2020			December 31, 2019			June 30, 2019
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$627	$7,062	$7,689	$600	$7,139	$7,739	$7,883
Future policy benefits	528	9,417	9,945	553	9,281	9,834	9,715
Unpaid claims and claim expenses
Integrated Medical	2,942	17	2,959	2,875	17	2,892	2,881
Other segments	2,551	3,599	6,150	2,529	3,474	6,003	5,793
Unearned premiums	561	369	930	453	360	813	776
Total	7,209	20,464	27,673	7,010	20,271	27,281	27,048
Insurance and contractholder liabilities classified as liabilities of business held for sale(1)	(2,149)	(4,400)	(6,549)	(2,089)	(4,219)	(6,308)
Total insurance and contractholder liabilities	$5,060	$16,064	$21,124	$4,921	$16,052	$20,973	$27,048
(1) Amounts classified as Liabilities of business held for sale primarily include $5.1 billion of unpaid claims, $758 million of contractholder deposit funds and $644 million of future policy benefits as of June 30, 2020 and $4.9 billion of unpaid claims, $717 million of contractholder deposit funds and $653 million of future policy benefits as of December 31, 2019.
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

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.7 billion at June 30, 2020 and June 30, 2019.
Activity, net of intercompany transactions, in the unpaid claims liability for the Integrated Medical segment for the six months ended June 30 was as follows:

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019
Beginning balance	$2,892	$2,697
Less: Reinsurance and other amounts recoverable	303	264
Beginning balance, net	2,589	2,433
Incurred costs related to:
Current year	12,212	12,120
Prior years	(130)	(149)
Total incurred	12,082	11,971
Paid costs related to:
Current year	9,585	9,629
Prior years	2,284	2,134
Total paid	11,869	11,763
Ending balance, net	2,802	2,641
Add: Reinsurance and other amounts recoverable	157	240
Ending balance	$2,959	$2,881
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years’ unpaid claims and claims expenses that resulted from the differences between actual experience and the Company’s key assumptions for the six months ended June 30 were as follows:

	Six Months Ended
(Dollars in millions)	June 30, 2020		June 30, 2019
	$	%(1)	$	%(2)
Actual completion factors	$50	0.2%	$91	0.4%
Medical cost trend	80	0.3	58	0.3
Total favorable variance	$130	0.5%	$149	0.7%
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
Prior year development increased shareholders’ net income by $44 million ($56 million before-tax) for the six months ended June 30, 2020, compared with $62 million ($78 million before-tax) for the six months ended June 30, 2019. Favorable prior year development in both periods reflects lower than expected utilization of medical services.

C.Unpaid Claims and Claim Expenses – Group Disability and Other and International Markets
Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	June 30, 2020 (1)	June 30, 2019
Group Disability and Other
Group Disability and Life	$5,165	$4,827
Other Operations	160	195
Total Group Disability and Other	5,325	5,022
International Markets	825	771
Unpaid claims and claim expenses Group Disability and Other and International Markets	$6,150	$5,793
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

	Six Months Ended
(In millions)	June 30, 2020(1)	June 30, 2019
Beginning balance	$5,816	$5,432
Less: Reinsurance	184	156
Beginning balance, net	5,632	5,276
Incurred claims related to:
Current year	2,829	2,814
Prior years:
Interest accretion	81	81
All other incurred	(8)	(42)
Total incurred	2,902	2,853
Paid claims related to:
Current year	1,357	1,415
Prior years	1,353	1,275
Total paid	2,710	2,690
Foreign currency	(14)	(16)
Ending balance, net	5,810	5,423
Add: Reinsurance	180	175
Ending balance	$5,990	$5,598
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
The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts that relate to a business held for sale. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims and reported in Medical costs and other benefit expenses in the income statement. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Favorable prior year incurred claims for the six months ended June 30, 2020 primarily reflected favorable experience in Europe and the Middle East and favorable Voluntary and Life incidence, partially offset by unfavorable long-term disability resolution rate experience relative to expectations reflected in the prior year reserve. Favorable prior year incurred claims for the six months ended June 30, 2019 primarily reflected favorable life and voluntary loss ratio experience relative to expectations reflected in the prior year reserve.

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

A.Reinsurance Recoverables
Accounting policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company’s insurance businesses. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances for uncollectible reinsurance that, effective with adopting ASU 2016-13 on January 1, 2020, consists primarily of an allowance for expected credit losses. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level. The Company's allowance for credit losses on reinsurance recoverables was $34 million as of June 30, 2020, of which $31 million was through a cumulative effect adjustment to retained earnings at adoption.

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below is $224 million of current reinsurance recoverables that are reported in Other current assets as of June 30, 2020; as of December 31, 2019 there was $222 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables are presented in the following table by range of external credit rating and collateral level.

(Dollars in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$6	$311	$317
Lower-medium grade (2)	—	—	66	66
Not rated	89	14	17	120
Total recoverables related to ongoing operations (3)	$89	$20	$394	$503
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	3,064	—	3,064
Berkshire	329	493	—	822
Prudential Retirement Insurance and Annuity	660	—	—	660
Other	241	21	19	281
Not rated	—	40	3	43
Total recoverables related to acquisition, disposition or runoff activities	1,230	3,618	22	4,870
Total	$1,319	$3,638	$416	$5,373
Allowance for uncollectible reinsurance				(34)
Reinsurance recoverables classified as assets of business held for sale				(173)
Total reinsurance recoverables				$5,166
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

B.Effects of Reinsurance
In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Total ceded premiums	$117	$126	$245	$256
Total reinsurance recoveries	$102	$53	$280	$112
C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.3 billion remaining at June 30, 2020.
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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2020	December 31, 2019
Account value	$8,424	$9,110
Net amount at risk	$1,776	$1,764
Number of contractholders (estimated)	190,000	200,000
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
The only assumption expected to impact future shareholders’ net income is non-performance risk. The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the three and six months ended June 30, 2020 and June 30, 2019.
GMIB liabilities totaling $838 million as of June 30, 2020 and $688 million as of December 31, 2019 were reported in Accrued expenses and other liabilities and Other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of June 30, 2020 and December 31, 2019 as follows:

(In millions)
Line of Business	Reinsurer	June 30, 2020	December 31, 2019	Collateral and Other Terms at June 30, 2020
GMIB	Berkshire	$404	$332	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	249	202
	Liberty Re (Bermuda) Ltd.	218	179	96% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$871	$713
Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three or six months ended June 30, 2020 or June 30, 2019.

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

	June 30, 2020			December 31, 2019
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$1,046	$22,628	$23,674	$928	$22,827	$23,755
Equity securities	—	373	373	—	303	303
Commercial mortgage loans	—	1,942	1,942	—	1,947	1,947
Policy loans	—	1,364	1,364	—	1,357	1,357
Other long-term investments	—	2,900	2,900	—	2,403	2,403
Short-term investments	456	—	456	423	—	423
Total	$1,502	$29,207	$30,709	$1,351	$28,837	$30,188
Investments classified as assets of business held for sale(1)	(312)	(7,869)	(8,181)	(414)	(7,295)	(7,709)
Investments per Consolidated Balance Sheets	$1,190	$21,338	$22,528	$937	$21,542	$22,479
(1) The table above includes $8.2 billion as of June 30, 2020 and $7.7 billion as of December 31, 2019 of investments associated with the U.S. Group Disability and Life business that are held for sale to New York Life. Under the terms of the definitive agreement, some of the assets currently associated with the Group Disability and Life business can be substituted for other assets. The assets that will transfer to New York Life will be primarily debt securities and to a lesser extent commercial mortgage loans and short-term investments.

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

Review of declines in fair value. Management reviews impaired debt securities to determine whether a credit loss allowance is needed based on criteria that include:
•severity of decline;
•financial health and specific prospects of the issuer; and
•changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at June 30, 2020:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$1,049	$1,059
Due after one year through five years	7,298	7,593
Due after five years through ten years	8,751	9,582
Due after ten years	4,053	4,969
Mortgage and other asset-backed securities	475	471
Total	$21,626	$23,674

Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2020
Federal government and agency	$415	$—	$222	$—	$637
State and local government	654	—	85	(2)	737
Foreign government	2,002	—	293	(9)	2,286
Corporate	18,080	(39)	1,663	(161)	19,543
Mortgage and other asset-backed	475	(9)	28	(23)	471
Total	$21,626	$(48)	$2,291	$(195)	$23,674
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,209	$(11)	$803	$(25)	$2,976
December 31, 2019
Federal government and agency	$498	$—	$235	$—	$733
State and local government	729	—	81	—	810
Foreign government	2,027	—	230	(1)	2,256
Corporate	18,149	—	1,299	(28)	19,420
Mortgage and other asset-backed	506	—	31	(1)	536
Total	$21,909	$—	$1,876	$(30)	$23,755
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,229	$—	$740	$(4)	$2,965
(1)Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

The table below summarizes debt securities with a decline in fair value from amortized cost by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. See discussion of Realized Investment Gains and Losses below for further information on the credit loss expense recorded for the Company's investments.

	June 30, 2020				December 31, 2019
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,337	$1,412	$(75)	280	$723	$729	$(6)	267
Below investment grade	$968	$1,055	$(87)	831	$340	$348	$(8)	355
More than one year
Investment grade	$201	$221	$(20)	23	$366	$378	$(12)	118
Below investment grade	$75	$88	$(13)	35	$84	$88	$(4)	93
Total	$2,581	$2,776	$(195)	1,169	$1,513	$1,543	$(30)	833

The table below presents a roll-forward of the allowance for credit losses on debt securities for the six months ended June 30, 2020.

(In millions)	2020
Beginning balance, January 1, 2020	$0
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	55
Balance at March 31, 2020	55
Second Quarter Activity:
Additions to allowance for credit losses on securities for which credit losses were not previously recorded	25
Reductions for securities sold during the period	(9)
Net reductions to allowance for credit losses on securities that had an allowance recorded in a previous period	(23)
Ending balance, June 30, 2020	$48
Equity Securities
Equity securities with a readily determinable fair value consist primarily of mutual funds that invest in fixed income debt securities. Equity securities without a readily determinable fair value consist of private equity investments and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The amount of impairments or value changes resulting from observable price changes was not material as of June 30, 2020 and December 31, 2019. Hybrid equity securities consist of preferred stock investments that have call features.

The following table provides the values of the Company's equity security investments as of June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
(Dollars in millions)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Equity securities with readily determinable fair values	$140	$134	$61	$64
Equity securities with no readily determinable fair value	$187	$196	$183	$192
Hybrid equity securities	$58	$43	$58	$47
Total	$385	$373	$302	$303

Commercial Mortgage Loans
Accounting policy. Commercial mortgage loans are carried at unpaid principal balances. Beginning January 1, 2020 with the adoption of ASU 2016-13, unpaid principal balances are presented net of an allowance for expected credit losses. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Realized investment gains and losses in the Company’s income statement. Each period, the Company establishes (or adjusts) its allowance for expected credit losses for commercial mortgage loans. The allowance for expected credit losses is based on a credit risk category that is assigned to each loan at origination using key credit quality indicators, including debt service coverage and loan-to-value ratios. Credit risk categories are updated as key credit quality indicators change. An expected loss rate, assigned based on the credit risk category, is applied to each loan's unpaid principal balance to develop an aggregate allowance for expected credit losses. Prior to adoption, impaired commercial mortgage loans were written down to the lower of unpaid principal or fair value of the underlying collateral when it became probable that the Company would not collect all amounts due under its promissory note. The Company recorded an allowance of $7 million through a cumulative effect adjustment to retained earnings to reflect expected credit losses at adoption. The credit loss allowance for the Company’s commercial mortgage loan investments was $8 million as of June 30, 2020.

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
The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of June 30, 2020 and December 31, 2019:

(Dollars in millions)	June 30, 2020			December 31, 2019
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$904	2.18		$1,136	2.19
60% to 79%	903	1.94		723	1.98
80% to 100%	143	1.33		88	1.62
Allowance for credit losses	(8)
Total	$1,942	2.01	60%	$1,947	2.09	58%
The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The Company’s investment professionals completed the annual in-depth review in the second quarter of 2020 that included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimated the current year and future stabilized property income and fair value for each loan. The average loan to value increased slightly from last year and remains strong. The portfolio's average debt service coverage ratio decreased slightly as June 30, 2020 compared with December 31, 2019 but remains at a high level.

The Company re-evaluates a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.
All commercial mortgage loans in the Company's portfolio are current as of June 30, 2020 and December 31, 2019.
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

	Carrying value as of
(In millions)	June 30, 2020	December 31, 2019
Real estate investments	$850	$788
Securities partnerships	1,525	1,409
Other	525	206
Total	$2,900	$2,403

Short-Term Investments and Cash Equivalents
Short-term investments and cash equivalents included the following types of issuers:

(In millions)	June 30, 2020	December 31, 2019
Corporate securities	$4,266	$1,985
Federal government securities	$482	$472
Foreign government securities	$32	$65
Money market funds	$814	$631
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net realized investment gains, excluding credit loss expense and asset write-downs	$33	$25	$9	$36
Credit loss expense on invested assets	6	—	(49)	—
Other investment asset write-downs	(1)	(2)	(10)	(3)
Net realized investment gains (losses), before income taxes	$38	$23	$(50)	$33

Net realized investment gains, excluding credit loss expense and asset write-downs, for the six months ended June 30, 2020 primarily represent gains on the sales of debt securities, partially offset by mark-to-market losses on foreign exchange derivatives and equity securities. Net realized investment gains, excluding credit loss expense and asset write-downs, for the six months ended June 30, 2019 represent mark-to-market gains on equity securities and gains on the sales of debt securities and real estate partnerships. Credit loss expense on invested assets for the six months ended June 30, 2020 reflects credit losses incurred on debt securities due to uncertainty around issuers in certain industries that are particularly impacted by the global COVID-19 pandemic. Realized gains and losses on equity securities still held at June 30, 2020 and 2019 were not material.

The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Proceeds from sales	$880	$565	$1,623	$1,651
Gross gains on sales	$27	$9	$66	$23
Gross losses on sales	$(14)	$(2)	$(21)	$(12)
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
The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty. The Company would incur a loss if dealers completely failed to perform under derivative contracts, however collateral has been posted by dealers to cover substantially all of the fair values owed by dealers at June 30, 2020 and December 31, 2019. The fair value of collateral posted by the Company was not significant as of June 30, 2020 or December 31, 2019.
The gross fair values of our derivative financial instruments are presented in Note 12. The following table summarizes the types and notional quantity of derivative instruments held by the Company. As of June 30, 2020 and December 31, 2019, the effects of these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from accumulated other comprehensive income into shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness.

	(In millions)	Notional Value as of
		June 30, 2020	December 31, 2019
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$817	$817
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros, Korean Won, and Taiwan Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$438
	Foreign currency forward contracts	$606	$406
Economic hedge: To hedge the foreign exchange-related changes in fair value of a U.S. dollar-denominated bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.	Foreign currency forward contracts	$442	$410
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
A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of June 30, 2020 and December 31, 2019 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
Financial assets at fair value
Debt securities
Federal government and agency	$192	$197	$445	$536	$—	$—	$637	$733
State and local government	—	—	737	810	—	—	737	810
Foreign government	—	—	2,260	2,228	26	28	2,286	2,256
Corporate	—	—	18,889	19,063	654	357	19,543	19,420
Mortgage and other asset-backed	—	—	322	398	149	138	471	536
Total debt securities	192	197	22,653	23,035	829	523	23,674	23,755
Equity securities (1)	1	7	145	72	31	32	177	111
Short-term investments	—	—	456	423	—	—	456	423
Derivative assets	—	—	193	83	—	—	193	83
Real estate funds priced at NAV as a practical expedient (2)							168	184
Financial liabilities at fair value
Derivative liabilities	$—	$—	$15	$18	$—	$—	$15	$18
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV“)) including changes in the fair value of its underlying investments. The Company has $55 million in unfunded commitments in these funds as of June 30, 2020.
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
Debt and equity securities. Approximately 95% of the Company’s investments in debt and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many debt securities do not trade daily. Pricing models are used to determine these prices when recent trades are not available. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of June 30, 2020 or December 31, 2019. The nature and use of these derivative financial instruments are described in Note 11.
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
The Company classifies certain newly-issued, privately-placed, complex or illiquid securities in Level 3. Approximately 4% of debt and equity securities are priced using significant unobservable inputs and classified in this category.

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
Quantitative Information about Unobservable Inputs
The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of June 30, 2020 and December 31, 2019. The range and weighted average basis point (“bps”) amounts for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values. These inputs have increased over the reported periods, resulting from continued uncertainty over the economic impacts related to COVID-19.
Corporate and government debt securities. The significant unobservable input used to value the following corporate and government debt securities is an adjustment for liquidity. This adjustment is needed to reflect current market conditions and issuer circumstances when there is limited trading activity for the security.
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	June 30, 2020	December 31, 2019	Unobservable input June 30, 2020	June 30, 2020	December 31, 2019
Debt securities
Corporate and government debt securities	$678	$385	Liquidity	70 - 1700 (390) bps	70 - 930 (280) bps
Mortgage and other asset-backed securities	149	138	Liquidity	60 - 370 (70) bps	60 - 370 (70) bps
			Weighting of credit spreads	310 - 620 (440) bps	240 - 460 (330) bps
Securities not priced by the Company (1)	2	—
Total Level 3 debt securities	$829	$523
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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2020 and 2019. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

Debt and Equity Securities
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$766	$436	$555	$410
Total gains (losses) included in shareholders’ net income	17	—	5	(1)
Gains (losses) included in other comprehensive income	12	5	(59)	12
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	7	—	(3)	2
Purchases, sales and settlements
Purchases	2	43	64	43
Sales	—	—	(12)	—
Settlements	(5)	(9)	(7)	(10)
Total purchases, sales and settlements	$(3)	$34	$45	$33
Transfers into/(out of) Level 3
Transfers into Level 3	179	13	527	33
Transfers out of Level 3	(118)	(57)	(210)	(58)
Total transfers into/(out of) Level 3	$61	$(44)	$317	$(25)
Balance at June 30,	$860	$431	$860	$431
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$16	$(1)	$(1)	$(1)
Change in unrealized gains or losses included in other comprehensive income for assets held at the end of the reporting period	$12	N/A	$(54)	N/A
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

Fair values of separate account assets at June 30, 2020 and December 31, 2019 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Guaranteed separate accounts (See Note 18)	$203	$219	$298	$271	$—	$—	$501	$490
Non-guaranteed separate accounts (1)	1,485	1,450	5,228	5,522	334	263	7,047	7,235
Subtotal	$1,688	$1,669	$5,526	$5,793	$334	$263	$7,548	$7,725
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							727	756
Total							$8,275	$8,481
Separate account assets of business classified as held for sale							(14)	(16)
Separate account assets per Consolidated Balance Sheets							$8,261	$8,465
(1)Non-guaranteed separate accounts included $3.9 billion as of June 30, 2020 and $4.0 billion as of December 31, 2019 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of June 30, 2020 and $0.2 billion classified in Level 3 as of December 31, 2019.
Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2020 and 2019.
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

	Fair Value as of		Unfunded Commitment as of June 30, 2020	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	June 30, 2020	December 31, 2019
Securities partnerships	$499	$531	$314	Not applicable	Not applicable
Real estate funds	224	220	—	Quarterly	30 - 90 days
Hedge funds	4	5	—	Up to annually, varying by fund	30 - 90 days
Total	$727	$756	$314
As of June 30, 2020, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually unredeemable, and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.
B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as when investments become impaired, including investment real estate and commercial mortgage loans and certain equity securities with no readily determinable fair value. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. For the six months ended June 30, 2020, there were immaterial losses relating to price changes for equity securities with no readily determinable fair value and no impaired investments written down to their fair values. For the six months ended June 30, 2019, there were immaterial gains relating to price changes for equity securities with no readily determinable fair value and no impaired investments written down to their fair values . Carrying values represented less than 1% of total investments as of both June 30, 2020 and June 30, 2019.
C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2020 and December 31, 2019. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		June 30, 2020		December 31, 2019
(In millions)	Classification in Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,990	$1,942	$1,989	$1,947
Long-term debt, including current maturities, excluding finance leases	Level 2	$40,310	$35,054	$39,439	$36,375

Fair values of off-balance sheet financial instruments were not material as of June 30, 2020 and December 31, 2019.

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

The Company determined it was not a primary beneficiary in any material variable interest entities as of June 30, 2020 or December 31, 2019. The Company’s involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights. The Company’s maximum exposure to loss from these entities of $3.8 billion across approximately 150 limited partnerships as of June 30, 2020, included $1.9 billion reported in Long-term investments and commitments to contribute an additional $1.9 billion. The Company’s noncontrolling interest in each of these limited partnerships is generally less than 15% of the partnership ownership interests.
Other asset-backed and corporate securities. In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to our carrying amount of $0.7 billion as of June 30, 2020 that is reported in debt securities. The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.
The Company is involved with various other variable interest entities with immaterial carrying values and maximum exposures to loss.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities beyond what it is contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Securities and Derivatives
Beginning balance	$547	$460	$975	$18
Appreciation on securities and derivatives	920	442	340	1,007
Tax (expense)	(197)	(94)	(69)	(216)
Net appreciation on securities and derivatives	723	348	271	791
Reclassification adjustment for losses (gains) included in shareholders' net income (net realized investment losses (gains))	(19)	(6)	13	(7)
Tax (expense) benefit	5	1	(3)	1
Net losses (gains) reclassified from AOCI to net income	(14)	(5)	10	(6)
Other comprehensive income, net of tax	709	343	281	785
Ending balance	$1,256	$803	$1,256	$803

Translation of foreign currencies
Beginning balance	$(446)	$(245)	$(275)	$(221)
Translation of foreign currencies	65	(42)	(95)	(67)
Tax (expense) benefit	5	—	(10)	(1)
Net translation of foreign currencies	70	(42)	(105)	(68)
Less: Net translation of foreign currencies attributable to noncontrolling interests	(2)	(2)	(6)	(4)
Shareholders' net translation of foreign currencies	72	(40)	(99)	(64)
Ending balance	$(374)	$(285)	$(374)	$(285)

Postretirement benefits liability
Beginning balance	$(1,628)	$(1,497)	$(1,641)	$(1,508)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (interest expense and other)	18	16	36	31
Reclassification adjustment for settlement (interest expense and other)	—	—	—	10
Tax (expense) benefit	(4)	5	(9)	(9)
Net adjustments reclassified from AOCI to net income	14	21	27	32
Valuation update	(73)	(8)	(73)	(8)
Tax benefit	17	1	17	1
Net change due to valuation update	(56)	(7)	(56)	(7)
Other comprehensive (loss) income, net of tax	(42)	14	(29)	25
Ending balance	$(1,670)	$(1,483)	$(1,670)	$(1,483)

Note 15 - Organizational Efficiency Plan
The Company is continuously evaluating ways to deliver our products and services more efficiently and at a lower cost. During the fourth quarter of 2019, we committed to a plan to increase our organizational alignment and operational efficiency and reduce costs. As a result, we recognized a charge in Selling, general and administrative expenses of $207 million pre-tax ($162 million after-tax) in the fourth quarter of 2019 and an additional $31 million pre-tax ($24 million after-tax) in the first quarter 2020, primarily for severance costs related to headcount reductions. As of June 30, 2020 we expect most of the severance to be paid by the end of 2021.

Note 16 – Leases
Operating and finance lease right of use ("ROU") assets and lease liabilities were as follows:

(In millions)	June 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$544	$536

Accrued expenses and other current liabilities	$158	$166
Other non-current liabilities	482	465
Total operating lease liabilities	$640	$631

Finance leases:
Property and equipment, gross	$98	$110
Accumulated depreciation	(35)	(23)
Property and equipment, net	$63	$87

Short-term debt	$22	$27
Long-term debt	43	61
Total finance lease liabilities	$65	$88
Note 17 – Income Taxes
Income Tax Expense
The 20.0% effective tax rate for the six months ended June 30, 2020 was lower than the 21.5% rate for the same period in 2019. This decrease is primarily attributable to incremental tax benefits including the remeasurement of deferred state income taxes and the settlement of uncertain tax positions. This decrease was partially offset by return of the nondeductible health insurer tax.

Note 18 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2020, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $455 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2020. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2020 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of June 30, 2020.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material effects for existing or new guaranty fund assessments for the six months ended June 30, 2020.

D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator’s filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health service business. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the Internal Revenue Service or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions. Further information on income tax matters can be found in Note 17.
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
Litigation Matters
Risk Corridors and CSR Litigation with the Federal Government. As a result of the Supreme Court decision in April 2020, the Company filed suit in early May against the United States in the U.S. Court of Federal Claims seeking to recover two types of payments the Federal Government owes Cigna under the risk corridors and cost-sharing reduction (“CSR”) programs of the ACA. In aggregate, the complaint seeks to recover more than $315 million: $120 million in risk corridors payments and more than $195 million in CSR payments. Cigna’s complaint is pending and we await the Federal Government’s response.

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

The litigation between the parties remains pending. A trial was held during the first quarter of 2019. Oral arguments on post-trial briefs were held on November 26, 2019. In February 2020, the Chancery Court requested additional post-trial briefing, which has been completed. In June 2020, the Company was notified by the Chancery Court that its decision had been delayed, due in part to COVID-19 complexities. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in March 2021. There is no tentative trial date. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.
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

Note 19 – Segment Information
See Note 1 for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy related transactions between the Health Services and Integrated Medical segments.
The Company uses “pre-tax adjusted income from operations” and “adjusted revenues” as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. Pre-tax adjusted income from operations is defined as income before taxes excluding realized investment results, amortization of acquired intangible assets, special items and, for periods prior to 2020, earnings contribution from transitioning clients Anthem Inc. and Coventry Health Care, Inc. (the “transitioning clients”). As of December 31, 2019, the transition of these clients was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our adjusted revenues and adjusted income from operations. Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:
•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.
•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.
•Results of transitioning clients, for periods prior to 2020, because those results were not indicative of ongoing results.
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
The following tables present the special items recorded by the Company for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
(In millions)	June 30, 2020		June 30, 2019
Description of special item charges (benefits) and financial statement line item(s)	After-tax	Before-tax	After-tax	Before-tax
Debt extinguishment costs (Debt extinguishment costs)	$11	$14	$—	$—
Integration and transaction-related costs (Selling, general and administrative expenses)	99	130	115	155
Charges associated with litigation matters (Selling, general and administrative expenses)	—	—	64	81
Total impact from special items	$110	$144	$179	$236

	Six Months Ended
(In millions)	June 30, 2020		June 30, 2019
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Debt extinguishment costs (Debt extinguishment costs)	$151	$199	$—	$—
Integration and transaction-related costs (Selling, general and administrative expenses)	173	227	223	291
Charge for organizational efficiency plan (Selling, general and administrative expenses)	24	31	—	—
Charges associated with litigation matters (Selling, general and administrative expenses)	19	25	64	81
Contractual adjustment for a former client (Pharmacy revenues)	(66)	(87)	—	—
Total impact from special items	$301	$395	$287	$372

Summarized segment financial information for the three and six months ended June 30 was as follows:

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended June 30, 2020
Revenues from external customers	$27,714	$8,684	$1,466	$1,178	$—	$39,042
Inter-segment revenues	885	504	—	6	(1,395)
Net investment income	3	49	26	144	1	223
Total revenues	28,602	9,237	1,492	1,328	(1,394)	39,265
Net realized investment results from certain equity method investments	—	—	(60)	—	—	(60)
Adjusted revenues	$28,602	$9,237	$1,432	$1,328	$(1,394)	$39,205
Income (loss) before taxes	$771	$1,543	$390	$129	$(544)	$2,289
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(3)	—	(5)	—	—	(8)
Net realized investment losses	—	(26)	(73)	1	—	(98)
Amortization of acquired intangible assets	481	6	7	2	—	496
Special items
Debt extinguishment costs	—	—	—	—	14	14
Integration and transaction-related costs	—	—	—	—	130	130
Pre-tax adjusted income (loss) from operations	$1,249	$1,523	$319	$132	$(400)	$2,823

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended June 30, 2019
Revenues from external customers	$27,337	$8,668	$1,343	$1,131	$—	$38,479
Inter-segment revenues	633	189	—	7	(829)
Net investment income	17	111	40	171	1	340
Total revenues	27,987	8,968	1,383	1,309	(828)	38,819
Revenue contributions from transitioning clients	(4,450)	—	—	—	—	(4,450)
Net realized investment results from certain equity method investments	—	—	6	—	—	6
Adjusted revenues	$23,537	$8,968	$1,389	$1,309	$(828)	$34,375
Income (loss) before taxes	$1,108	$989	$195	$155	$(689)	$1,758
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(655)	—	—	—	—	(655)
(Income) attributable to noncontrolling interests	—	—	(4)	—	—	(4)
Net realized investment (gains) losses	—	(17)	8	(8)	—	(17)
Amortization of acquired intangible assets	709	18	8	2	—	737
Special items
Integration and transaction-related costs	—	—	—	—	155	155
Charges associated with litigation matters	—	—	—	—	81	81
Pre-tax adjusted income (loss) from operations	$1,162	$990	$207	$149	$(453)	$2,055

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Six Months Ended June 30, 2020
Revenues from external customers	$53,970	$17,952	$2,886	$2,350	$—	$77,158
Inter-segment revenues	1,859	970	—	11	(2,840)	—
Net investment income	28	175	66	306	1	576
Total revenues	55,857	19,097	2,952	2,667	(2,839)	77,734
Net realized investment results from certain equity method investments	—	—	(50)	—	—	(50)
Special items	(87)	—	—	—	—	(87)
Adjusted revenues	$55,770	$19,097	$2,902	$2,667	$(2,839)	$77,597
Income (loss) before taxes	$1,465	$2,683	$624	$201	$(1,287)	$3,686
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(7)	—	(10)	—	—	(17)
Net realized investment losses	—	22	(27)	5	—	—
Amortization of acquired intangible assets	960	17	14	3	—	994
Special items
Debt extinguishment costs	—	—	—	—	199	199
Integration and transaction-related costs	—	—	—	—	227	227
Charge for organizational efficiency plan	—	—	—	—	31	31
Charges associated with litigation matters	—	—	—	—	25	25
Contractual adjustment for a former client	(87)	—	—	—	—	(87)
Pre-tax adjusted income (loss) from operations	$2,331	$2,722	$601	$209	$(805)	$5,058

(In millions)	Health Services	Integrated Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Six Months Ended June 30, 2019
Revenues from external customers	$53,534	$17,578	$2,727	$2,240	$—	$76,079
Inter-segment revenues	1,370	351	—	14	(1,735)
Net investment income (loss)	32	234	78	351	(9)	686
Total revenues	54,936	18,163	2,805	2,605	(1,744)	76,765
Revenue contribution from transitioning clients	(8,939)	—	—	—	—	(8,939)
Net realized investment results from certain equity method investments	—	—	(22)	—	—	(22)
Adjusted revenues	$45,997	$18,163	$2,783	$2,605	$(1,744)	$67,804
Income (loss) before taxes	$2,050	$2,146	$417	$248	$(1,315)	$3,546
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(1,315)	—	—	—	—	(1,315)
(Income) attributable to noncontrolling interests	(1)	—	(8)	—	—	(9)
Net realized investment (gains)	—	(22)	(15)	(18)	—	(55)
Amortization of acquired intangible assets	1,422	36	19	3	—	1,480
Special items
Integration and transaction-related costs	—	—	—	—	291	291
Charges associated with litigation matters	—	—	—	—	81	81
Pre-tax adjusted income (loss) from operations	$2,156	$2,160	$413	$233	$(943)	$4,019

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Products (Pharmacy revenues) (ASC 606)
Network revenues	13,090	12,758	25,232	25,031
Home delivery and specialty revenues	$12,183	$12,272	$23,897	$24,056
Other	1,291	1,258	2,533	2,380
Total pharmacy revenues	26,564	26,288	51,662	51,467
Insurance premiums (ASC 944)
Integrated Medical premiums
Commercial
Health Insurance	3,090	3,065	6,551	6,104
Stop loss	1,152	1,067	2,313	2,136
Other	283	241	572	519
Government
Medicare Advantage	1,904	1,610	3,785	3,217
Medicare Part D	420	400	882	925
Other	1,063	1,013	2,129	2,078
Total Integrated Medical premiums	7,912	7,396	16,232	14,979
International Markets premiums	1,344	1,301	2,719	2,605
Domestic disability, life and accident premiums	1,124	1,069	2,240	2,116
Other premiums	26	37	55	74
Total premiums	10,406	9,803	21,246	19,774
Services (ASC 606)
Fees	1,979	2,376	4,133	4,766
Other external revenues	93	12	117	72
Total services	2,072	2,388	4,250	4,838
Total revenues from external customers	$39,042	$38,479	$77,158	$76,079
The Health Services segment may provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet these guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $0.9 billion as of June 30, 2020 and $1.0 billion as of December 31, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2020 compared with December 31, 2019 and our results of operations for the three and six months ended June 30, 2020 compared with the same periods last year and intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form as such Risk Factors are supplemented by the information contained in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, personalized and innovative solutions for our customers and clients, in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy, strategic or operational initiatives, including our organizational efficiency plan; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions, including the merger (“Merger”) with Express Scripts Holding Company and the sale of our U.S. Group Disability and Life business; our ongoing operational response to the COVID-19 pandemic; and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance. You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical and pharmacy costs and price effectively; our ability to adapt to changes or trends in an evolving and rapidly changing industry; our ability to effectively differentiate our products and services from those of our competitors and maintain or increase market share; our ability to develop and maintain good relationships with physicians, hospitals, other health care providers, producers, consultants and pharmaceutical manufacturers; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing; the impact of modifications to our operations and processes; our ability to identify potential strategic transactions and realize the expected benefits (including anticipated synergies) of such transactions in full or within the anticipated time frame, including with respect to the Merger and the sale of our Group Disability and Life business, as well as our ability to integrate or separate operations, resources and systems; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems and those of our key suppliers or other third parties; the impact of our debt service obligations on the availability of funds for other business purposes; unfavorable industry, economic or political conditions, including foreign currency movements; acts of civil unrest, war, terrorism, natural disasters or pandemics; reinsurance credit risk, the scale and scope of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows and financial condition, as well as on our employees, clients, customers, suppliers and partners and on the U.S. and global economies, as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors of our 2019 Form 10-K, as such Risk Factors are supplemented by information contained in Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2020, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K and this MD&A and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).
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
EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health service organization with a mission of helping those we serve improve their health, well-being and peace of mind. We offer a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. For further information on our business and strategy, see Item 1, “Business” in our 2019 Form 10-K.
COVID-19 Update
The novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020 because the virus had surfaced in nearly all regions around the world. From the onset of the COVID-19 pandemic, Cigna has focused on continuing to deliver peace of mind for the people and businesses we serve, and our employees and their families. We’ve taken bold actions to drive affordability, reduce uncertainty, and make health care easier. To date, these actions throughout the United States and in many other parts of the world where we do business include:
Making Health Care Affordable

•Waiving customer out-of-pocket costs for COVID-19 related visits, testing and treatment delivered by any in-network provider anywhere – whether at an office, an urgent care center, emergency room or through virtual care.
•Protecting customers from surprise bills by out-of-network providers through the Customer Protection Program.
•Enabling customers to utilize free home delivery for maintenance medications.
•Helping people temporarily without coverage access prescription savings through Parachute Rx.

•Providing employers tax-free financial assistance for employees for qualified disaster relief payments, such as medical payments, groceries, child care, and wellness services with the Cigna Care Card.
•Expanding financial relief to Cigna's dental and guaranteed cost medical clients by issuing premium credits.

Making Health Care Simple

•Encouraging use of virtual care through telehealth partners, including MDLIVE and Amwell.
•Encouraging Cigna Dental customers to utilize Cigna Dental Virtual Care powered by The TeleDentists.
•Enabling Buoy Health (U.S.) and Infermedica (outside U.S.) tools to provide COVID-19 symptom checkers.
•Availability of digital mental health care tools including Happify, iPrevail and Talkspace, and SilverCloud Health.
•Expanding Employee Assistance Programs for customers and households and have seen a significant increase in consultations.

Making Health Care Predictable

•Partnering with Medocity to offer a digital solution that allows customers to track their COVID-19 symptoms, connect with care advocates and access behavioral and emotional resources.
•Protecting prescription medication supply through quantity limits as needed.
•24/7 customer access to pharmacists.
•Waiving prior authorizations for patient transfers, emergency department visits and home health care services.
•Entitling customers to utilize virtual care for non-COVID-19 issues at the standard in-office benefit.
•Offering acute and advanced illness care offered at home.

Supporting Communities

•Cigna Foundation launched Brave of Heart Fund with a $25 million grant to provide financial assistance to survivors of frontline U.S. workers who gave their lives in the COVID-19 fight, with Cigna providing emotional support at no cost.
•Providing free on-demand supportive resources for customers and the general public, such as online articles, podcasts, and webinars.
•24/7 free mental health support line for the public.

Supporting the Medical Community

•Making it easier for hospitals to transfer COVID-19 patients to long-term acute care hospitals and subacute facilities.
•Waiving prior authorizations for patient transfers, emergency department visits, and home health care services.
•Donating medications to Washington University for a COVID-19 treatment clinical trial.

Supporting Our Workforce

•Enabling nearly 100% of employees who could work from home to do so, globally in less than 1 month.
•Granting employees 10 paid Emergency Time Off days for COVID-19 related absences.
•Lifting restriction on paid time-off use before accrual.
•20% pay premium for U.S. worksite-essential employees.
•Enhancing employee recognition program.
•Introducing the Cigna COVID-19 Employee Assistance Fund to help offset extraordinary financial hardships.
•Ensuring workplace health through enhanced safety protocols, including personal protective equipment for frontline staff.

We have also taken actions to implement our business continuity plans over our operations. For example, the Company is mitigating risk associated with prescription drug supply through our ability to operate and leverage purchasing volume across the pharmaceutical supply chain. Our continuity plans also include global office closures, reductions in operating hours, travel restrictions, changes in operating procedures and enhancements for employees that cannot work remotely. We did not incur significant disruptions to our operations during the three and six months ended June 30, 2020 from COVID-19.
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems during the second quarter, including significant deferral of care of our customers. These impacts were most prominent in April 2020 and moderated throughout the quarter with utilization levels returning to nearly normal levels by the end of June 2020. These impacts were most significant in our Integrated Medical segment where results reflect higher quarterly earnings and a lower medical care ratio as a result of the deferral of care significantly exceeding the incremental COVID-19 costs, partially offset by COVID-19 related actions including premium relief programs for clients as well as cost share waivers for customers. The Health Services segment quarterly earnings also reflected effects of the pandemic, specifically, a favorable mix of claims as a result of both the type of drugs dispensed as well as the distribution method used for dispensing and fulfilling, partially offset by lower non-specialty, 30-day retail script volume. Segment results are discussed further in the Segment Reporting section of this MD&A and discussion of the impact of COVID-19 on our investment portfolio and related considerations regarding our investment outlook can be found in Note 11 to the Consolidated Financial Statements and in the "Investment Assets" discussion of this MD&A, respectively.
While it is difficult to quantify the impact of the COVID-19 pandemic on our results for the remainder of 2020 and beyond, we believe that such results may be impacted by, among other things, lower customer volumes due to rising unemployment levels, by higher medical costs to treat those affected by the virus, by the return of costs related to previously deferred care, or by the potential for continued deferral of care.
Additionally, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States. The direct impact of this new legislation was not material to the Company's results of operations for the three or six months ended June 30, 2020. As permitted by the CARES Act and COVID-19 related regulatory actions, the Company deferred approximately $900 million in income and payroll tax payments during the second quarter of 2020. Approximately $825 million of the deferred tax payments will be made during the third quarter of 2020. The Company did not request any funding under the CARES Act. However, in April 2020 the Company received $41 million from the provider relief fund, all of which has been returned to the U.S. Department of Health and Human Services.
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
For further information regarding the potential impact of COVID-19 on the Company, please see “Risk Factors” contained in Part I, Item 1A of the 2019 Form 10-K as such Risk Factors are supplemented in Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2020.
See Note 1 to the Consolidated Financial Statements for a description of our segments. Unless otherwise specified, the commentary provided below describes our results for the three and six months ended June 30, 2020 compared with the same periods in 2019.

Summarized below are certain key measures of our performance by segment for the three and six months ended June 30, 2020 and 2019:

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2020	2019	% Change	2020	2019	% Change
Revenues
Adjusted revenues by segment
Health Services	$28,602	$23,537	22%	$55,770	$45,997	21%
Integrated Medical	9,237	8,968	3	19,097	18,163	5
International Markets	1,432	1,389	3	2,902	2,783	4
Group Disability and Other	1,328	1,309	1	2,667	2,605	2
Corporate, net eliminations	(1,394)	(828)	(68)	(2,839)	(1,744)	(63)
Adjusted revenues	39,205	34,375	14	77,597	67,804	14
Revenue contribution from transitioning clients	—	4,450	N/M	—	8,939	N/M
Net realized investment results from certain equity method investments	60	(6)	N/M	50	22	127
Special items	—	—	N/M	87	—	N/M
Total revenues	$39,265	$38,819	1%	$77,734	$76,765	1%
Shareholders’ net income	$1,754	$1,408	25%	$2,935	$2,776	6%
Adjusted income from operations	$2,152	$1,640	31%	$3,910	$3,138	25%
Earnings per share (diluted)
Shareholders’ net income	$4.73	$3.70	28%	$7.88	$7.26	9%
Adjusted income from operations	$5.81	$4.30	35%	$10.49	$8.20	28%
Pre-tax adjusted income from operations by segment
Health Services	$1,249	$1,162	7%	$2,331	$2,156	8%
Integrated Medical	1,523	990	54	2,722	2,160	26
International Markets	319	207	54	601	413	46
Group Disability and Other	132	149	(11)	209	233	(10)
Corporate, net of eliminations	(400)	(453)	12	(805)	(943)	15
Consolidated pre-tax adjusted income from operations	2,823	2,055	37	5,058	4,019	26
Adjustment for transitioning clients	—	655	N/M	—	1,315	N/M
Income attributable to noncontrolling interests	8	4	100	17	9	89
Realized investment gains (losses)	98	17	N/M	—	55	N/M
Amortization of acquired intangible assets	(496)	(737)	33	(994)	(1,480)	33
Special items	(144)	(236)	39	(395)	(372)	(6)
Income before income taxes	$2,289	$1,758	30%	$3,686	$3,546	4%
For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2020	2019	% Change		2020	2019	% Change
Pharmacy revenues	$26,564	$26,288	1%		$51,662	$51,467	—%
Premiums	10,406	9,803	6		21,246	19,774	7
Fees and other revenues	2,072	2,388	(13)		4,250	4,838	(12)
Net investment income	223	340	(34)		576	686	(16)
Total revenues	39,265	38,819	1		77,734	76,765	1
Pharmacy and other service costs	25,611	24,963	3		49,801	49,013	2
Medical costs and other benefit expenses	7,112	7,576	(6)		15,434	15,196	2
Selling, general and administrative expenses	3,407	3,380	1		6,805	6,683	2
Amortization of acquired intangible assets	496	737	(33)		994	1,480	(33)
Total benefits and expenses	36,626	36,656	—		73,034	72,372	1
Income from operations	2,639	2,163	22		4,700	4,393	7
Interest expense and other	(374)	(428)	13		(765)	(880)	13
Debt extinguishment costs	(14)	—	N/M		(199)	—	N/M
Net realized investment gains (losses)	38	23	65		(50)	33	N/M
Income before income taxes	2,289	1,758	30		3,686	3,546	4
Total income taxes	529	348	52		737	764	(4)
Net income	1,760	1,410	25		2,949	2,782	6
Less: net income attributable to noncontrolling interests	6	2	200		14	6	133
Shareholders’ net income	$1,754	$1,408	25%		$2,935	$2,776	6%
Consolidated effective tax rate	23.1%	19.8%	330	bps	20.0%	21.5%	(150)	bps
Medical customers (in thousands)
Integrated Medical					15,415	15,408	—%
International Markets					1,668	1,589	5
Total					17,083	16,997	1%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	$ in millions				Diluted Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Shareholders’ net income	$1,754	$1,408	$2,935	$2,776	$4.73	$3.70	$7.88	$7.26
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses	(88)	(13)	(11)	(51)	(0.24)	(0.03)	(0.03)	(0.13)
Amortization of acquired intangible assets	376	572	685	1,136	1.02	1.49	1.84	2.96
Adjustment for transitioning clients	—	(506)	—	(1,010)	—	(1.33)	—	(2.64)
Special items
Debt extinguishment costs	11	—	151	—	0.03	—	0.41	—
Integration and transaction-related costs	99	115	173	223	0.27	0.30	0.46	0.58
Charge for organizational efficiency plan	—	—	24	—	—	—	0.06	—
Charges associated with litigation matters	—	64	19	64	—	0.17	0.05	0.17
Contractual adjustment for a former client	—	—	(66)	—	—	—	(0.18)	—
Total special items	110	179	301	287	0.30	0.47	0.80	0.75
Adjusted income from operations	$2,152	$1,640	$3,910	$3,138	$5.81	$4.30	$10.49	$8.20
Commentary: Three and Six Months Ended June 30, 2020 versus the same periods in 2019
Unless indicated otherwise, the commentary presented below, and in the segment discussions that follow, compare results for the three and six months ended June 30, 2020 with results for the three and six months ended June 30, 2019.
Earnings and Revenue
Shareholders’ net income increased, driven by significantly higher adjusted income from operations and lower amortization, partially offset by the absence of earnings from transitioning clients.
Adjusted income from operations increased significantly, primarily due to higher earnings in Integrated Medical and International Markets segments driven by substantial declines in medical costs resulting from the deferral of care due to the COVID-19 pandemic.
Medical customers increased slightly as of June 30, 2020 compared with the same period last year primarily as a result of growth in the Select market segment, and, to a lesser extent, growth in International Markets and in our Medicare Advantage business, substantially offset by declines in the National Accounts market segment and increased disenrollment resulting from the economic impacts of the COVID-19 pandemic.
Pharmacy revenues increased, primarily reflecting the transition of Integrated Medical's customers to Health Services, higher claims volumes, primarily driven by the Health Services collaboration with Prime Therapeutics, and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the absence of revenues from the transitioning clients and, to a lesser extent, an increase in generic fill rate. See the Health Services segment section of this MD&A for further discussion of pharmacy revenues.

Premiums increased, primarily resulting from customer growth and rate increases reflecting expected medical cost inflation and the return of the health insurance industry tax. These factors were partially offset by the impact of premium relief programs implemented in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Fees and Other Revenues decreased, primarily reflecting the impact of the transition of Integrated Medical’s commercial customers to Health Services’ retail pharmacy network in the third quarter of 2019. See section K of Note 2 to the Consolidated Financial Statements contained in our 2019 Form 10-K for further information. Additionally, the decreases resulted from lower cost containment program fees driven by lower claims volumes due to COVID-19.

Net investment income decreased, primarily driven by losses in certain securities partnership investments due to current economic conditions. See the Investment Asset section of this MD&A for further discussion.

Other Components of Consolidated Results of Operations
•Pharmacy and other service costs increased, primarily reflecting the transition of Integrated Medical's customers to Health Services; higher claims volumes, primarily driven by the Health Services collaboration with Prime Therapeutics, and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the impact of the absence of the transitioning clients and, to a lesser extent, effective management of supply chain and the favorable impact of the mix of claims.
•Medical costs and other benefit expenses: For the three months, medical costs and other benefit expenses decreased substantially, driven by significantly lower medical utilization in the Integrated Medical and International Markets segments resulting from the deferral of care due to COVID-19, partially offset by customer growth in the insured business. For the six months, the increase reflects customer growth in Integrated Medical and increased claims in Group and Other, offset by lower medical cost utilization in the Integrated Medical and International Markets segments due to COVID-19.
•Selling, general and administrative expenses increased, primarily due to the health insurance industry tax in 2020 that had been suspended in 2019, partially offset by a decrease in integration and transaction-related costs.
•Amortization of acquired intangible assets in 2020 primarily reflects lower amortization of customer-related intangibles associated with the transitioning clients.
•Consolidated effective tax rate: For the three months, the consolidated effective tax rate increased, reflecting the return of the health insurance industry tax and the absence of certain state tax benefits recognized in the second quarter of 2019. For the six months, the consolidated effective tax rate declined, primarily due to recognizing incremental federal and state tax benefits in the first quarter of 2020, partially offset by the return of the nondeductible health insurance industry tax.

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
On January 30, 2019, Anthem exercised its early termination right and terminated its pharmacy benefit management services agreement with us, effective March 1, 2019. There was a twelve-month transition period that ended March 1, 2020. We excluded the results of Express Scripts’ contract with Anthem (and also Coventry) from our non-GAAP reporting metrics “adjusted revenues” and “adjusted income from operations” for 2019 and refer to these clients as “transitioning clients.” As of December 31, 2019, the transition was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our reported adjusted revenues and adjusted income from operations.

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

Item	Description
Executive Orders regarding Drug Pricing	On July 24, 2020, President Trump signed four Executive Orders addressing prescription drug importation; affordability of insulin and epinephrine purchased at federally qualified health centers through the Public Health Service Act Section 340B drug pricing program; drug rebates and favored-nation international pricing. The release of the favored-nation international pricing order, an approach to international reference pricing, was delayed thirty days. The remaining three orders call for subsequent policy action by the Department of Health and Human Services (HHS). They do not contain any policy changes that take effect immediately. The order covering rebate policy directs HHS to complete prior rulemaking which proposed changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers. This order also requires that prior to taking such action, the Secretary confirm that the action is not projected to increase federal spending, Medicare beneficiary premiums or customers’ total out-of-pocket costs.

We do not believe the executive orders will have a material impact on our business.
COVID-19-related Regulatory Actions
In response to the COVID-19 public health emergency, U.S. federal and state governments have increasingly enacted new regulatory requirements, as well as provided additional flexibility to industry participants. These regulatory actions primarily provide for:
•client and customer premium relief to avoid the cancellation or non-renewal of policies;
•mandating or requesting waiver of customer cost-sharing and other associated costs related to COVID-19 testing or treatment, as well as future vaccine immunizations;
•extending claims filing deadlines for providers, customers and facilities;
•mandating or encouraging waiver of customer cost-share related to telemedicine services, as well as requiring certain reimbursement levels for telemedicine providers to encourage its utilization;
•enacting coverage and reimbursement requirements at in-network levels for certain services received from out-of-network providers;
•revising or suspending the use of certain medical management procedures; and
•mandating prescription drug benefit administration requirements primarily related to formulary exceptions and restrictions, and prior authorization and prescription drug refill limits.
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

The “Regulation” section of the 2019 Form 10-K also discusses a proposed rule issued by CMS in 2018 for RADV audits of contract year 2011 and all subsequent years that included, among other things, extrapolation of the error rate related to RADV audit findings without applying the adjustment for underlying fee-for-service data errors as currently contemplated by CMS’ RADV audit methodology. RADV audits for our contract years 2011 through 2015 are currently in process. CMS has announced its intent to use third-party auditors to audit all Medicare Advantage contracts by either a comprehensive or a targeted RADV review for each contract year. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other MA organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019. If CMS adopts the rule as proposed, there could be a material impact on the Company’s future results of operations, though we expect the rule would be subject to legal challenges. In addition, the Company is subject to OIG RADV audits that are in process. Certain OIG audit activities have been suspended for an indeterminate amount of time as a result of the COVID-19 public health emergency. Previously suspended CMS audit activities have either resumed or are expected to resume during the third quarter of 2020.
Also, as described in Note 18 to the Consolidated Financial Statements, the U.S. Department of Justice is currently conducting an industry-wide investigation of risk adjustment data submission practices and business processes, which in the case of certain other MA organizations has resulted in litigation.

Item	Description
ACA Cost-Sharing Reduction Subsidies
The ACA provides for cost-sharing reductions that offset the amount that qualifying customers pay for deductibles, copays and coinsurance. The federal government stopped funding insurers for the cost-sharing reduction subsidies in 2017. Certain insurers have sued the federal government for failure to pay cost-sharing reduction subsidies and the matter remains unresolved. To date, judges in six of those actions have ruled in favor of the insurers, all of which are presently under appeal. The Court of Appeals for the Federal Circuit heard oral argument in the first set of consolidated appeals on January 9, 2020. As described in Note 18 to the Consolidated Financial Statements, as a result of the Supreme Court decision in April 2020, we filed a lawsuit in May 2020 against the federal government seeking payment of these subsidies. Our premium rates for the 2019 and 2020 plan years reflected a lack of government funding for cost-sharing reduction subsidies.

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
Risk Mitigation Programs – Individual ACA Business
Risk Corridor. In 2016, we recorded an allowance for the balance of our ACA risk corridors receivable based on court decisions and the large program deficit. On April 27, 2020, the U.S. Supreme Court ruled that insurers are entitled to the full amount due under the risk corridors program. The Supreme Court remanded the cases before it to the lower courts for further proceedings consistent with its opinion. The decision does not order an immediate issuance of payment and the timing of any payments is unclear. As of June 30, 2020, the Company has $120 million in uncollected risk corridors payments. As described in Note 18 to the Consolidated Financial Statements, we filed a lawsuit in May 2020 seeking payment of these funds.
Risk Adjustment. Following each program year, risk adjustment balances are subject to audit adjustment by CMS through the RADV program. RADV audits commenced with the 2017 benefit year. CMS published the final RADV transfers for the 2017 benefit year in 2019 along with guidance that the settlement will not take place until 2021. The 2018 benefit year data validation error rates were released by CMS in June 2020 and the RADV transfers are expected to be published by CMS in August 2020, subject to an appeals period with final settlement expected in 2022. Based on the information currently available, we adjusted our risk adjustment balance to reflect the expected outcome of the RADV program.

The following table presents our balances associated with the risk adjustment program and RADV audit adjustments as of June 30, 2020 and December 31, 2019.

	Receivable (Payable) Balances
(In millions)	June 30, 2020	December 31, 2019
Risk Adjustment
Receivables (1)	$104	$47
Payables (2)	$(256)	$(213)
(1)Receivables, net of allowances, are reported in Accounts receivable, net in the Consolidated Balance Sheets.
(2)Payables are reported in Accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.

Risk adjustment program activity, including any RADV adjustments, was favorable by $30 million pre-tax ($23 million after tax) for the three months and $15 million pre-tax ($11 million after tax) for the six months ended June 30, 2020 compared with charges of $76 million pre-tax ($58 million after tax) and $116 million pre-tax ($89 million after-tax) for the same periods in 2019.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We maintain liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•pharmacy, medical costs and other benefit payments;
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

Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2020	2019
Operating activities	$5,161	$4,231
Investing activities	$(506)	$(159)
Financing activities	$(2,130)	$(4,307)
The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2020 compared with the same period in 2019.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities increased, primarily driven by higher pharmacy and services costs payable due to business growth and lower tax payments from the deferral of income and payroll tax payments as permitted under the CARES Act and COVID-19 related Regulatory actions, partially offset by an increase in accounts receivable due to business growth and collection timing and higher inventory purchases.
Investing and Financing activities
Cash used in investing activities increased, primarily due to lower net investment sales.
Cash used in finance activities decreased, primarily due to proceeds from issuance of new long-term debt and term loan, partially offset by the debt tender and redemption and repayment of commercial paper borrowing.
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
For the six months ended June 30, 2020, we repurchased 7.2 million shares for approximately $1.3 billion. From July 1, 2020 through July 31, 2020 we repurchased 1.2 million shares for approximately $210 million. Share repurchase authority was $4.4 billion as of July 31, 2020.
Capital Resources
Our capital resources (primarily cash flows from operating activities and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

In December 2019, Cigna entered into a definitive agreement to sell the U.S. Group Disability and Life business to New York Life Insurance Company for $6.3 billion. The sale is expected to close in the third quarter of 2020 subject to applicable regulatory approvals and other customary closing conditions. Cigna estimates to receive approximately $5.3 billion of net after-tax proceeds from this transaction and expects to use these proceeds primarily for share repurchase and repayment of debt in 2020.

In 2018, Cigna entered into a $3.25 billion five-year revolving credit agreement and term loan credit agreement in financing the Express Scripts acquisition. Cigna had immaterial letters of credit outstanding under the revolving credit agreement as of June 30, 2020. The term loan was repaid in full and the agreement was terminated in the fourth quarter of 2019. In the fourth quarter of 2019, Cigna entered into an additional $1.0 billion 364-day revolving credit agreement that matures in October 2020.
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
At June 30, 2020, our debt-to-capitalization ratio was 43.5%, a decline from 45.2% at December 31, 2019. We have a near-term focus on accelerated debt repayment and expect to continue to deleverage into the upper 30%s by the end of 2020 using cash flows from operating activities and a portion of the proceeds from the sale of the Group Disability and Life business.
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
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements, and the issuance of long-term debt. As of June 30, 2020, we had $4.25 billion of undrawn committed capacity under our revolving credit agreements, $3.25 billion of remaining capacity under our commercial paper program, and approximately $7.6 billion in cash and short-term investments, approximately $1.7 billion of which was held by the parent company or certain nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 8 to the Consolidated Financial Statements.

We currently expect the required contributions for 2020 and 2021 under the Pension Protection Act of 2006 to be immaterial.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of our 2019 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2020. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.3 billion from its subsidiaries without further approvals as of June 30, 2020.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 18 to the Consolidated Financial Statements for discussion of various guarantees.
We have updated long-term debt obligations as of June 30, 2020 previously provided in our 2019 Form 10-K. There have been no material changes to the other information presented in our table of guarantees and contractual obligations as set forth in our 2019 Form 10-K.

(In millions, on an undiscounted basis)	Total	2020	2021 to 2022	2023 to 2024	Thereafter
On-Balance Sheet
Long-term debt(1)	53,419	3,967	7,954	7,106	34,392
(1)Amounts include scheduled interest payments, current maturities of long-term debt and term loan borrowing. Finance leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 16 to the Consolidated Financial Statements for information regarding finance leases. See Note 8 to the Consolidated Financial Statements for information regarding our long-term debt.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2019 Form 10-K. We regularly evaluate items that may impact critical accounting estimates. Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2019 Form 10-K. As of June 30, 2020 there were no significant changes to the critical accounting estimates from what was reported in our 2019 Form 10-K.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments. See Note 1 to the Consolidated Financial Statements for a description of our segments.
In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, special items and, for periods prior to 2020, results of transitioning clients. Ratios presented in this segment discussion exclude the same items as pre-tax adjusted income from operations. See Note 19 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 19 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
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
•The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. Types of drugs can have an impact on our pharmacy revenues, pharmacy and other service costs and gross profit, including amounts payable under certain financial and performance guarantees with our clients. In addition to the types of drugs, the mix of generic claims (i.e. generic fill rate), also impacts our gross profit. Generally, higher generic fill rates reduce revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (such as therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications that are primarily dispensed by pharmacies in our retail networks. Furthermore, our gross profit differs among network, home delivery and specialty distribution methods and can impact our profitability.

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
In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items and, for periods prior to 2020, contributions from transitioning clients. As of December 31, 2019, the transition of these clients was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our adjusted metrics. See the “Key Transactions and Business Developments” section of our 2019 Form 10-K MD&A for further discussion of transitioning clients and why we present this information.

Results of Operations

Financial Summary	Three Months Ended June 30,	Change Favorable (Unfavorable)	Six Months Ended June 30,	Change Favorable (Unfavorable)
(In millions)	2020	2019	2020	2019
Total revenues	$28,602	$27,987	2%	$55,857	$54,936	2%
Less: transitioning clients	—	(4,450)	N/M	—	(8,939)	N/M
Less: contractual adjustment for a former client	—	—	N/M	(87)	—	N/M
Adjusted revenues(1)	$28,602	$23,537	22%	$55,770	$45,997	21%
Gross profit	$1,781	$2,325	(23)%	$3,482	$4,439	(22)%
Adjusted gross profit(1)	$1,781	$1,611	11%	$3,395	$3,007	13%
Pre-tax adjusted income from operations	$1,249	$1,162	7%	$2,331	$2,156	8%
Pre-tax adjusted margin	4.4%	4.9%	(50)	bps	4.2%	4.7%	(50)	bps

	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2020	2019			2020	2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$13,866	$9,758	42%		$26,657	$19,026	40%
Adjusted home delivery and specialty revenues	12,407	11,507	8%		24,412	22,548	8%
Other revenues	1,292	1,258	3%		2,534	2,380	6%
Total adjusted pharmacy revenues	$27,565	$22,523	22%		$53,603	$43,954	22%
Pharmacy script volume
Adjusted network scripts(2)	293	223	31%		581	445	31%
Adjusted home delivery and specialty scripts(2)	71	71	—%		143	141	1%
Total adjusted scripts(2)	364	294	24%		724	586	24%
Generic fill rate
Network	88.4%	87.7%	70	bps	88.3%	87.8%	50	bps
Home delivery	85.1%	84.1%	100	bps	85.0%	84.2%	80	bps
Overall generic fill rate	88.0%	87.2%	80	bps	87.9%	87.3%	60	bps

(1)Amounts exclude special items and, for periods prior to 2020, contributions from transitioning clients.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
In the third quarter of 2019, Integrated Medical’s Commercial customers transitioned to Express Scripts’ retail pharmacy network. In the first quarter of 2020, Integrated Medical's Government segment customers transitioned to Express Scripts' retail pharmacy network.

Adjusted network revenues. The increase reflected the transition of Integrated Medical’s customers; higher claims volume, primarily due to our collaboration with Prime Therapeutics; and increased prices primarily due to inflation on branded drugs. This increase was partially offset by claims mix, due to the increase in the generic fill rate.

Adjusted home delivery and specialty revenues. The increase reflected higher prices, primarily due to inflation on branded drugs. For the six months ended June 30, 2020, the increase was also due to higher home delivery and specialty claims volume. For both the three and six months ended June 30, 2020, these increases were partially offset by claims mix due to an increase in the generic fill rate.

Adjusted gross profit. The increase reflected customer growth, higher adjusted pharmacy script volumes, benefits from the effective management of supply chain, and the favorable impact of claims mix as a result of the types of drugs dispensed, the distribution method used for dispensing and fulfilling, and an increase in the generic fill rate.

Pre-tax adjusted income from operations. The increase reflected customer growth, higher adjusted pharmacy scripts volumes, benefits from the effective management of supply chain, and the favorable impact of claims mix as a result of the types of drugs dispensed, the distribution method used for dispensing and fulfilling, and an increase in the generic fill rate, partially offset by an increase in operating expenses due to client transitions.

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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019			2020	2019
Adjusted revenues	$9,237	$8,968	3%		$19,097	$18,163	5%
Pre-tax adjusted income from operations	$1,523	$990	54%		$2,722	$2,160	26%
Pre-tax adjusted margin	16.5%	11.0%	550	bps	14.3%	11.9%	240	bps
Medical care ratio	70.5%	81.6%	1,110	bps	74.5%	80.3%	580	bps
Expense ratio	23.1%	21.6%	(150)	bps	22.4%	21.9%	(50)	bps

	As of June 30,
(In thousands)	2020	2019	% Change
Integrated Medical Customers
Commercial	2,123	2,034	4%
Government	1,415	1,382	2%
Insured	3,538	3,416	4%
Service	11,877	11,992	(1)%
Total	15,415	15,408	—%

(In millions)	As of June 30, 2020	As of December 31, 2019	% Change
Unpaid claims and claim expenses – Integrated Medical	$2,959	$2,892	2%
Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
Adjusted revenues. The increase for the three and six months ended June 30, 2020 compared with the same periods in 2019 reflects customer growth in our Commercial insured and Medicare Advantage businesses, as well as higher premium rates due to anticipated underlying medical cost trend and the resumption of the health insurance industry tax. These increases were partially offset by the impact of premium relief programs for clients implemented in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Pre-tax adjusted income from operations. The significant increase for the three and six months ended June 30, 2020 compared with the same periods in 2019 reflects increased earnings from the Commercial and Government insured businesses due to significant deferral of care by our customers in response to the COVID-19 pandemic exceeding the cost of COVID-19 related care, partially offset by lower net investment income.
Medical care ratio. The medical care ratio reflects a significant decrease for the three and six months ended June 30, 2020 compared with the same periods in 2019 due to the COVID-19 pandemic effects of significant deferred utilization exceeding incremental costs of care, partially offset by premium relief programs extended to employer clients.
Expense ratio. The expense ratio increased for the three and six months ended June 30, 2020 compared with the same periods in 2019, primarily reflecting the reinstatement of the health insurance industry tax in 2020, costs associated with operations-related litigation matters and the impact of premium relief programs, partially offset by higher insured revenues.
Other Items Affecting Integrated Medical Results
Unpaid Claims and Claim Expenses
Our unpaid claims and claim expenses liability was higher as of June 30, 2020 compared with December 31, 2019, primarily due to seasonality in our stop loss products partially offset by the impact of deferred utilization in both April and May 2020 due to the COVID-19 pandemic.
Medical Customers
Our medical customer base was flat at June 30, 2020 compared with the same period in 2019, primarily reflecting growth in our Select segment and our Medicare Advantage business offset by a lower customer base in our National Accounts and increased disenrollment resulting from the economic impacts of the COVID-19 pandemic.
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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019			2020	2019
Adjusted revenues	$1,432	$1,389	3%		$2,902	$2,783	4%
Pre-tax adjusted income from operations	$319	$207	54%		$601	$413	46%
Pre-tax adjusted margin	22.3%	14.9%	740	bps	20.7%	14.8%	590	bps
Loss ratio	49.9%	55.6%	570	bps	53.9%	56.4%	250	bps
Acquisition cost ratio	11.7%	13.7%	200	bps	10.4%	13.0%	260	bps
Expense ratio (excluding acquisition costs)	19.1%	19.0%	(10)	bps	18.2%	19.0%	80	bps

Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
Adjusted revenues increased mainly due to business growth in Asia and Europe, partially offset by unfavorable foreign currency movements.
Pre-tax adjusted income from operations increased due to lower loss and acquisition ratios and business growth, primarily in Asia, partially offset by unfavorable foreign currency movements and lower net investment income.
The segment’s loss ratio was more favorable reflecting lower medical utilization due to the COVID-19 pandemic, partially offset by the absence of 2019 reserve updates.
The acquisition cost ratio decreased reflecting an update to our commission deferral process and lower acquisition expenses in Asia.
The expense ratio (excluding acquisition costs) was essentially flat for the three months ended June 30, 2020. For the six months ended June 30, 2020, the decrease in the expense ratio was mainly driven by lower spend across markets.
Other Items Affecting International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the six months ended June 30, 2020, South Korea generated 36% of the segment’s adjusted revenues and 50% of the segment’s pre-tax adjusted income from operations.

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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019			2020	2019
Adjusted revenues	$1,328	$1,309	1%		$2,667	$2,605	2%
Pre-tax adjusted income from operations	$132	$149	(11)%		$209	$233	(10)%
Pre-tax adjusted margin	9.9%	11.4%	(150)	bps	7.8%	8.9%	(110)	bps
Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
Adjusted revenues increased due to growth in disability, life and voluntary products, partially offset by lower investment income.
Pre-tax adjusted income from operations and margin decreased due to unfavorable life claims experience related to COVID-19, lower investment income and lower interest rates, partially offset by favorable results in our voluntary products.

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

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019		2020	2019
Pre-tax adjusted loss from operations	$(400)	$(453)	12%	$(805)	$(943)	15%

Three and Six Months Ended June 30, 2020 versus Three and Six Months Ended June 30, 2019
Pre-tax adjusted loss from operations was lower, primarily reflecting lower interest expense.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of June 30, 2020 and December 31, 2019. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	June 30, 2020	December 31, 2019
Debt securities	$23,674	$23,755
Equity securities	373	303
Commercial mortgage loans	1,942	1,947
Policy loans	1,364	1,357
Other long-term investments	2,900	2,403
Short-term investments	456	423
Total	$30,709	$30,188
Investments classified as assets of business held for sale (1)	$(8,181)	$(7,709)
Investments per Consolidated Balance Sheets	$22,528	$22,479
(1) The table above includes $8.2 billion as of June 30, 2020 and $7.7 billion as of December 31, 2019 of investments associated with the U.S. Group Disability and Life business that are held for sale to New York Life. Under the terms of the definitive agreement, some of the assets currently associated with the Group Disability and Life business can be substituted for other assets. The assets that will transfer to New York Life will be primarily debt securities and, to a lesser extent, commercial mortgage loans and short-term investments.
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
The following table reflects our portfolio of debt securities by type of issuer as of June 30, 2020 and December 31, 2019.

(In millions)	June 30, 2020	December 31, 2019
Federal government and agency	$637	$733
State and local government	737	810
Foreign government	2,286	2,256
Corporate	19,543	19,420
Mortgage and other asset-backed	471	536
Total	$23,674	$23,755

Our debt securities portfolio decreased during the first six months of 2020 reflecting net sales and maturities, partially offset by an increase in valuations due to decreasing yields. As of June 30, 2020, $21.1 billion, or 89% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.5 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy. Investments in debt securities are diversified by issuer, geography and industry as appropriate. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. However, due to the economic impacts of the COVID-19 pandemic, there are certain issuers, particularly within the aviation, energy and hospitality sectors that are showing signs of distress, primarily in the form of requests for temporary covenant relief. There were no material unrealized losses in any of these sectors as of the reporting date. We continue to monitor the economic environment and its effect on our portfolio, and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.
Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $7.6 billion. These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
In addition to amounts classified as debt securities in our Consolidated Balance Sheets, we participate in an insurance joint venture in China with a 50% ownership interest. This entity had an investment portfolio of approximately $9.5 billion supporting its business that is primarily invested in Chinese corporate and government debt securities. We account for this joint venture on the equity method of accounting and report it in Other assets. There were no investments with a material unrealized loss as of June 30, 2020.
Commercial Mortgage Loans
Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Loans are secured by high quality commercial properties, located in strong institutional markets, and are generally made at less than 65% of the property’s value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
Overall, commercial real estate capital market activity has been negatively impacted by COVID-19 with concentrated weakness in hotels and regional malls. Our mortgage loan portfolio is well diversified by property type and geography with no material exposure to hotels and no exposure to regional shopping malls.
As of June 30, 2020, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 65 loans that are in good standing. We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2020. The results of the review were generally in line with the prior year and reconfirmed the strength of the overall portfolio. The average loan to value ratio increased slightly to 60% and the portfolio’s average debt service coverage ratio decreased slightly to 2.01. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.

Other Long-term Investments
Other long-term investments of $2.9 billion as of June 30, 2020 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. The increase in other long term investments is driven by net new funding activity. Our approximately $2 billion of limited partnership entities typically invest in mezzanine debt or equity of privately-held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 170 separate partnerships and approximately 85 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the second quarter reflects the underlying financial information from the first quarter of 2020, and is lower due to the economic impacts of COVID-19, reflecting declines in fair value and some operating losses of the underlying investments. We could experience additional losses during the remainder of 2020 and into future periods. The magnitude of these losses, will depend in part on the length and extent of the economic disruption, the speed of the recovery, and the overall economic impacts.

Investment Outlook
The impact of COVID-19 on the economy, despite unprecedented monetary and fiscal support, and the uncertainty as to the strength and sustainability of the recovery prior to a widely available vaccine continue to dominate financial markets. Our investment outlook has not changed materially from last quarter and we expect continued pressure on net investment income for the balance of the year and potentially beyond. Second quarter valuations of mezzanine, private equity, and real estate fund asset holdings and net investment income were negatively impacted by COVID-19 and the resulting economic and market conditions. The low interest rate environment is also pressuring income from both short-term and longer-term investments. U.S. treasury rates remain near all-time lows and the wider market credit spreads experienced during the beginning of the second quarter have meaningfully narrowed, resulting in historically low yields for investment grade assets. We continue to actively monitor the economic impact of the pandemic, as well as fiscal and monetary responses, and their potential impact on the portfolio. Our full year earnings projections reflect continued market volatility and portfolio impacts, particularly in certain sectors such as retail, hospitality, aviation and energy, as well as other areas most severely impacted by COVID-19 and the related shutdowns. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK
Financial Instruments
Our assets and liabilities include certain financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2019 Form 10-K. Given the transactions in our long-term debt further described in Note 8 to the Consolidated Financial Statements, in the event of a 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $3.0 billion at June 30, 2020, compared to approximately $2.5 billion at December 31, 2019. Other than this, there were no material changes in our risk exposures from those reported in our 2019 Form 10-K.

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation Matters” and “Regulatory Matters” in Note 18 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 as such Risk Factors are supplemented by the information contained in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to our previously reported Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2020:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2020	476,671	$167.03	475,000	$2,903,570,181
May 1-31, 2020	563,876	$190.44	533,100	$2,802,107,025
June 1-30, 2020	851,987	$193.00	850,985	$2,637,861,789
Total	1,892,534	$185.70	1,859,085	N/A
(1)Represents shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 1,671 shares in April, 30,776 shares in May and 1,002 shares in June 2020.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. In July 2020, the Board increased repurchase authority by an additional $2 billion. From July 1, 2020 through July 31, 2020, the Company repurchased 1.2 million shares for approximately $210 million, leaving repurchase authority at $4.4 billion as of July 31, 2020.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
10.1
364-Day Term Loan Credit Agreement, dated as of April 1, 2020, with the lenders named therein, Bank of America, N.A., as administrative agent, BofA Securities, Inc., as lead arranger and lead bookrunner, and Citibank, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association, and Morgan Stanley MUFG Loan Partners, LLC, as syndication agents
Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 3, 2020 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 6, 2020

CIGNA CORPORATION

/s/ Eric P. Palmer
Eric P. Palmer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)