Form 10-Q
period 2020-09-30
Cigna Corp
filed 2020-11-05
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes ☐ No ☒
As of October 16, 2020, 361,267,280 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Cigna Corporation Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues
Pharmacy revenues	$27,802	$25,987	$79,464	$77,454
Premiums	10,682	9,935	31,928	29,709
Fees and other revenues	2,174	2,285	6,424	7,123
Net investment income	297	349	873	1,035
Total revenues	40,955	38,556	118,689	115,321
Benefits and expenses
Pharmacy and other service costs	26,624	24,552	76,425	73,565
Medical costs and other benefit expenses	8,429	7,734	23,863	22,930
Selling, general and administrative expenses	3,301	3,413	10,106	10,096
Amortization of acquired intangible assets	493	734	1,487	2,214
Total benefits and expenses	38,847	36,433	111,881	108,805
Income from operations	2,108	2,123	6,808	6,516
Interest expense and other	(336)	(411)	(1,101)	(1,291)
Debt extinguishment costs	—	—	(199)	—
Net realized investment gains (losses)	32	51	(18)	84
Income before income taxes	1,804	1,763	5,490	5,309
Total income taxes	406	409	1,143	1,173
Net income	1,398	1,354	4,347	4,136
Less: Net income attributable to noncontrolling interests	10	3	24	9
Shareholders’ net income	$1,388	$1,351	$4,323	$4,127
Shareholders’ net income per share
Basic	$3.81	$3.60	$11.77	$10.94
Diluted	$3.78	$3.57	$11.66	$10.83
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$1,398	$1,354	$4,347	$4,136
Other comprehensive income, net of tax
Net unrealized appreciation on securities and derivatives	120	223	401	1,008
Net translation gains (losses) on foreign currencies	109	(127)	4	(195)
Postretirement benefits liability adjustment	14	12	(15)	37
Other comprehensive income, net of tax	243	108	390	850
Total comprehensive income	1,641	1,462	4,737	4,986

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	4	3	12	8
Net income attributable to other noncontrolling interests	6	—	12	1
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(4)	1	(10)	(3)
Total comprehensive income attributable to noncontrolling interests	6	4	14	6
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,635	$1,458	$4,723	$4,980
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
(In millions)	As of September 30, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$5,344	$4,619
Investments	1,324	937
Accounts receivable, net	13,488	10,716
Inventories	2,657	2,661
Other current assets	1,722	1,400
Assets of business held for sale	10,022	9,512
Total current assets	34,557	29,845
Long-term investments	21,952	21,542
Reinsurance recoverables	4,898	5,100
Deferred policy acquisition costs	3,161	2,958
Property and equipment	4,203	4,417
Goodwill	44,685	44,602
Other intangible assets	35,492	36,562
Other assets	2,480	2,283
Separate account assets	8,616	8,465
TOTAL ASSETS	$160,044	$155,774
Liabilities
Current insurance and contractholder liabilities	$5,223	$4,921
Pharmacy and service costs payable	12,539	10,454
Accounts payable	5,327	5,090
Accrued expenses and other liabilities	7,153	7,347
Short-term debt	6,449	5,514
Liabilities of business held for sale	7,195	6,812
Total current liabilities	43,886	40,138
Non-current insurance and contractholder liabilities	16,213	16,052
Deferred tax liabilities, net	9,142	9,387
Other non-current liabilities	4,552	4,460
Long-term debt	29,537	31,893
Separate account liabilities	8,616	8,465
TOTAL LIABILITIES	111,946	110,395
Contingencies — Note 18
Redeemable noncontrolling interests	59	35
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	28,777	28,306
Accumulated other comprehensive loss	(541)	(941)
Retained earnings	24,440	20,162
Less: treasury stock, at cost	(4,648)	(2,193)
TOTAL SHAREHOLDERS’ EQUITY	48,032	45,338
Other noncontrolling interests	7	6
Total equity	48,039	45,344
Total liabilities and equity	$160,044	$155,774
(1)Par value per share, $0.01; shares issued, 389 million as of September 30, 2020 and 386 million as of December 31, 2019; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three months ended September 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2020	$4	$28,699	$(788)	$23,052	$(3,601)	$47,366	$5	$47,371	$34
Effects of issuing stock for employee benefits plans		78			(2)	76		76
Other comprehensive income (loss)			247			247		247	(4)
Net income				1,388		1,388	6	1,394	4
Repurchase of common stock					(1,045)	(1,045)		(1,045)
Other transactions impacting noncontrolling interests						—	(4)	(4)	25
Balance at September 30, 2020	$4	$28,777	$(541)	$24,440	$(4,648)	$48,032	$7	$48,039	$59

Three months ended September 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2019	$4	$27,891	$(965)	$17,834	$(949)	$43,815	$3	$43,818	$31
Effect of issuing stock for employee benefit plans		224			(125)	99		99
Other comprehensive income (loss)			107			107		107	1
Net income				1,351		1,351		1,351	3
Repurchase of common stock					(676)	(676)		(676)
Other transactions impacting noncontrolling interests									(1)
Balance at September 30, 2019	$4	$28,115	$(858)	$19,185	$(1,750)	$44,696	$3	$44,699	$34

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13) (1)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		471			(86)	385		385
Other comprehensive income (loss)			400			400		400	(10)
Net income				4,323		4,323	12	4,335	12
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(2,369)	(2,369)		(2,369)
Other transactions impacting noncontrolling interests							(11)	(11)	22
Balance at September 30, 2020	$4	$28,777	$(541)	$24,440	$(4,648)	$48,032	$7	$48,039	$59

Nine Months Ended September 30, 2019
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		364			(102)	262		262
Other comprehensive income (loss)			853			853		853	(3)
Net income				4,127		4,127	1	4,128	8
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(1,544)	(1,544)		(1,544)
Other transactions impacting noncontrolling interests							(5)	(5)	(8)
Balance at September 30, 2019	$4	$28,115	$(858)	$19,185	$(1750)	$44,696	$3	$44,699	$34

(1)See Note 3 for further information about the Company's adoption of new credit loss guidance (ASU 2016-13).

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Cash Flows
	Unaudited
	Nine Months Ended September 30,
(In millions)	2020	2019
Cash Flows from Operating Activities
Net income	$4,347	$4,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,089	2,724
Realized investment losses (gains), net	18	(84)
Deferred income tax (benefit)	(340)	(400)
Debt extinguishment costs	199	—
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(2,810)	(1,171)
Inventories	5	661
Deferred policy acquisition costs	(244)	(162)
Reinsurance recoverable and Other assets	(468)	(92)
Insurance liabilities	740	590
Pharmacy and service costs payable	2,084	210
Accounts payable and Accrued expenses and other liabilities	(32)	23
Other, net	468	257
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,056	6,692
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	2,038	2,639
Investment maturities and repayments:
Debt securities and equity securities	1,097	1,281
Commercial mortgage loans	14	174
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,086	978
Investments purchased or originated:
Debt securities and equity securities	(3,317)	(3,347)
Commercial mortgage loans	(55)	(221)
Other (primarily short-term and other long-term investments)	(1,434)	(1,214)
Property and equipment purchases, net	(775)	(740)
Acquisitions, net of cash acquired	(135)	(6)
Other, net	37	(7)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,444)	(463)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	769	731
Withdrawals and benefit payments from contractholder deposit funds	(736)	(845)
Net change in short-term debt	592	(479)
Net proceeds on issuance of term loan	1,398	—
Payments for debt extinguishment	(212)	—
Repayment of long-term debt	(6,897)	(3,340)
Net proceeds on issuance of long-term debt	3,465	—
Repurchase of common stock	(2,352)	(1,540)
Issuance of common stock	239	101
Other, net	(78)	(108)
NET CASH (USED IN) FINANCING ACTIVITIES	(3,812)	(5,480)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(7)	(27)
Net increase in cash, cash equivalents and restricted cash	793	722
Cash, cash equivalents, and restricted cash January 1, (1)	5,411	3,855
Cash, cash equivalents and restricted cash, September 30,	6,204	4,577
Cash reclassified to assets of business held for sale	(798)	—
Cash, cash equivalents, and restricted cash September 30, per Consolidated Balance Sheets (2)	$5,406	$4,577
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,408	$1,607
Interest paid	$1,112	$1,257

(1) Includes restricted cash of $26 million reported in Other assets, $23 million in Long-term investments, and $743 million reported in Assets of business held for sale as of January 1, 2020.
(2) See table below for Cash, cash equivalents and restricted cash reconciliation as of September 30, 2020 and September 30, 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:

	Unaudited
	As of September 30,
	2020	2019
Cash and cash equivalents	$5,344	$4,577
Restricted cash and cash equivalents, included in other long-term investments	62	—
Total cash, cash equivalents, and restricted cash and cash equivalents	$5,406	$4,577

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind. We offer a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.
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
As of the third quarter 2020, two reporting segments were re-named: Health Services to Evernorth and Integrated Medical to U.S. Medical. In addition, two of our operating segments were re-named: Commercial and Government to U.S. Commercial and U.S. Government, respectively. There were no changes to the underlying businesses reported in the segments.
Evernorth includes a broad range of coordinated and point solution health services, including pharmacy services, benefits management, care solutions and data and analytics, which are provided to health plans, employers, government organizations, and health care providers.
U.S. Medical offers a variety of health care solutions to employers and individuals.
•The U.S. Commercial operating segment serves employers (also referred to as “clients”) and their employees (also referred to as “customers”) and other groups. This segment's products and services include medical, pharmacy, dental, behavioral health, vision, health advocacy programs and other products and services for insured and self-insured clients.
•The U.S. Government operating segment offers Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors (including the acquired Express Scripts' Medicare Part D business), Medicaid plans, and individual health insurance plans both on and off the public exchanges.
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
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. The effects of the COVID-19 pandemic on the Company began to emerge in the U.S. at the end of the first quarter and were not material to the Company's results of operations or financial condition for that period. Beginning in April, we experienced a significant deferral of care by our customers. The deferral of care moderated over the course of the second quarter with utilization levels eventually returning to nearly normal levels by the end of June. As expected, in the third quarter we experienced medical utilization at more typical levels as we observed a reduction to the level of deferred care and our customers sought care for COVID-19 testing and treatment. These impacts were most prevalent in the U.S. Medical segment where quarterly earnings reflect the impacts of COVID-19 including the return of medical utilization to more typical levels, costs of COVID-19 care as well as the costs of actions we have taken to support customers and providers, decreased contributions from our specialty products, and lower net investment income. Higher year to date U.S. Medical results reflect deferral of care by our customers in April and May that exceeded the cost of COVID-19 testing and treatment, the cost of COVID-19 related actions including premium relief programs for employer clients as well as cost share waivers for customers, and lower net investment income. Our Group Disability and Other results reflect significantly elevated life insurance claims related to the COVID-19 pandemic and its effects in the third quarter. Quarterly and year to date earnings in our Evernorth segment also reflected effects of the pandemic, specifically, a favorable mix of claims as a result of both the type of drugs dispensed as well as the distribution method used for dispensing and fulfilling, partially offset by lower non-specialty, 30-day retail script volume.

The Company conducted its annual quantitative evaluation of goodwill impairment during the third quarter of 2020. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses and market data. The estimated fair value of each of our reporting units exceeded their carrying values by significant margins.
For all other long-lived assets, including intangible assets, the Company conducted its normal quarterly qualitative impairment assessment and concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative impairment analysis. There were no material impairments recorded for the nine months ended September 30, 2020.

The Company reviewed all classes of financial instruments including investments, accounts receivable and reinsurance recoverables. The additional allowance for expected credit losses recorded was not material for the nine months ended September 30, 2020.

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

Simplifying the Test for Goodwill Impairment (ASU 2017-04) Adopted as of January 1, 2020	Requires:
	•	A simplified approach to the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment
	•	The amount of goodwill impairment to equal the amount by which a reporting unit’s carrying value exceeds its fair value, limited to the total amount of goodwill of the reporting unit
Effects of adoption:
	•	Adopted on a prospective basis
	•	There was no impact of adopting this new standard to the Company’s financial statements because our quarterly qualitative assessments did not result in a triggering event for impairment of goodwill, and the results of our annual quantitative evaluation performed in the third quarter of 2020 indicated that the estimated fair value of each of our reporting units exceeded their carrying values by significant margins.

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date	Requirements and Expected Effects of New Guidance Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) Optional, effective upon issuance (March 12, 2020) through December 31, 2022	Guidance:
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

The Financial Accounting Standards Board voted to propose the deferral of the effective date of ASU 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts and, in September 2020, affirmed its decision to extend the effective date by one year, or until January 1, 2023 for the Company. A final standard is expected in the fourth quarter.

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
The following amounts were included within accounts receivable, net:

(In millions)	September 30, 2020	December 31, 2019
Noninsurance customer receivables	$5,688	$5,143
Pharmaceutical manufacturers receivable	5,433	3,439
Insurance customer receivables	2,575	2,321
Other receivables	368	334
Total	14,064	11,237
Accounts receivable, net classified as assets of business held for sale	(576)	(521)
Accounts receivable, net per Consolidated Balance Sheets	$13,488	$10,716

These receivables are reported net of our allowances of $1.2 billion as of September 30, 2020 and $778 million as of December 31, 2019. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments. The Company's allowance for current expected credit losses was $69 million as of September 30, 2020 and $39 million as of January 1, 2020 (no change to allowance for credit losses from December 31, 2019). The allowance for current expected credit losses as of September 30, 2020 includes an additional forecasting adjustment of $11 million related to COVID-19.

Note 5 – Mergers and Acquisitions
Integration and Transaction-related Costs
The Company incurred integration and transaction costs related to the acquisition and integration of Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”), the sale of the U.S. Group Disability and Life insurance business, and other transactions. These costs were $112 million pre-tax ($83 million after-tax) for the three months and $339 million pre-tax ($256 million after-tax) for the nine months ended September 30, 2020, compared with $114 million pre-tax ($88 million after-tax) for the three months and $405 million pre-tax ($311 million after-tax) for the nine months ended September 30, 2019. These costs consisted primarily of certain projects to integrate or separate the Company’s systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.

Note 6 – Assets and Liabilities of Business Held for Sale
In December 2019, Cigna entered into a definitive agreement to sell its U.S. Group Disability and Life insurance business to New York Life Insurance Company for $6.3 billion. The sale is expected to close in the fourth quarter of 2020 following applicable regulatory approvals and other customary closing conditions. The Company believes this sale is probable and has aggregated and classified the assets and liabilities directly associated with the pending sale of its Group Disability and Life insurance business as held for sale and has reported them separately on our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. The assets and liabilities of business held for sale were as follows:

(In millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$798	$743
Accounts receivable, net	576	521
Investments	8,258	7,709
Other assets	390	539
Total assets of business held for sale	10,022	9,512
Insurance and contractholder liabilities	6,591	6,308
Other liabilities	604	504
Total liabilities of business held for sale	$7,195	$6,812

Note 7 – Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2020			September 30, 2019
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,388		$1,388	$1,351		$1,351
Shares:
Weighted average	364,427		364,427	374,842		374,842
Common stock equivalents		2,763	2,763		3,479	3,479
Total shares	364,427	2,763	367,190	374,842	3,479	378,321
EPS	$3.81	$(0.03)	$3.78	$3.60	$(0.03)	$3.57

	Nine Months Ended
	September 30, 2020			September 30, 2019
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$4,323		$4,323	$4,127		$4,127
Shares:
Weighted average	367,410		367,410	377,381		377,381
Common stock equivalents		3,421	3,421		3,710	3,710
Total shares	367,410	3,421	370,831	377,381	3,710	381,091
EPS	$11.77	$(0.11)	$11.66	$10.94	$(0.11)	$10.83

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Anti-dilutive options	4.6	3.6	4.2	3.9
The Company held approximately 26.7 million shares of common stock in treasury at September 30, 2020, 13.0 million shares as of December 31, 2019 and 10.4 million shares as of September 30, 2019.

Note 8 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	September 30, 2020	December 31, 2019
Short-term debt
$1,000 million, Floating Rate Notes due 3/2020	$—	$999
$300 million, 5.125% Notes due 6/2020	—	300
$1,750 million, 3.2% Notes due 9/2020	—	1,748
$349 million, 4.125% Notes due 9/2020	—	351
$500 million, 2.6% Notes due 11/2020	500	496
$400 million, Floating Rate Notes due 11/2020	400	400
$250 million, 4.375% Notes due 12/2020	250	249
$1,400 million, Floating Rate Term Loan due 3/2021	1,399	—
$78 million, 6.37% Notes due 6/2021	78	—
$1,000 million, Floating Rate Notes due 9/2021	999	—
$1,250 million, 3.4% Notes due 9/2021	1,248	—
Commercial paper	1,555	944
Other, including finance leases	20	27
Total short-term debt	$6,449	$5,514
Long-term debt
$500 million, 3.3% Notes due 2021	$—	$499
$300 million, 4.5% Notes due 2021	—	298
$78 million, 6.37% Notes due 2021	—	78
$1,000 million, Floating Rate Notes due 2021	—	998
$1,250 million, 3.4% Notes due 2021	—	1,247
$1,248 million, 4.75% Notes due 2021	—	1,272
$277 million, 4% Notes due 2022	276	747
$973 million, 3.9% Notes due 2022	972	999
$500 million, 3.05% Notes due 2022	489	485
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	100
$700 million, Floating Rate Notes due 2023	698	698
$1,000 million, 3% Notes due 2023	973	966
$2,187 million, 3.75% Notes due 2023	2,180	3,088
$1,000 million, 3.5% Notes due 2024	976	970
$900 million, 3.25% Notes due 2025	896	895
$2,200 million, 4.125% Notes due 2025	2,189	2,188
$1,500 million, 4.5% Notes due 2026	1,505	1,506
$1,500 million, 3.4% Notes due 2027	1,406	1,396
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	595	595
$3,800 million, 4.375% Notes due 2028	3,779	3,776
$1,500 million, 2.4% Notes due 2030	1,489	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,180	2,178
$750 million, 3.2% Notes due 2040	742	—
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	491
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,966	2,964
$1,250 million, 3.4% Notes due 2050	1,235	—
Other, including finance leases	40	61
Total long-term debt	$29,537	$31,893

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

Debt Repayment. During the first nine months of 2020, the Company repaid $6.9 billion of long-term debt, including the $3.5 billion debt tender and redemption described above.
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

Additionally, Cigna has a 364-day $1.0 billion revolving credit agreement that will mature in October 2021. The agreement replaces the $1.0 billion 364-day revolving credit agreement that expired in October 2020. The agreement is diversified among 23 banks. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to “term out” any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one year anniversary of conversion.

The revolving credit agreements contain customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%. As of September 30, 2020, there were no outstanding balances under the revolving credit agreements.
Term Loan Credit Agreement. On April 1, 2020, the Company borrowed an aggregate principal amount of $1.4 billion under a new 364-Day Term Loan Credit Agreement (the "Credit Agreement"). The Company entered into the Credit Agreement to enhance its liquidity position in light of disruption in the commercial paper market and used a portion of the net proceeds to pay down amounts outstanding under its commercial paper facility. The Credit Agreement may be prepaid at any time in whole or in part without premium or penalty. Term loans prepaid may not be re-borrowed. The Credit Agreement provides for mandatory prepayment of the term loans in an amount equal to 20% of any Net Cash Proceeds (as defined in the Credit Agreement) arising from the previously announced sale of Cigna’s U.S. Group Disability and Life insurance business to New York Life Insurance Company.
Commercial Paper. The commercial paper program had approximately $1.6 billion outstanding at September 30, 2020 at an average interest rate of 0.2%.
The Company was in compliance with its debt covenants as of September 30, 2020.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
As of September 30, 2020, December 31, 2019 and September 30, 2019, the Company’s insurance and contractholder liabilities were comprised of the following:

	September 30, 2020			December 31, 2019			September 30, 2019
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$624	$7,038	$7,662	$600	$7,139	$7,739	$7,789
Future policy benefits	597	9,505	10,102	553	9,281	9,834	9,808
Unpaid claims and claim expenses
U.S. Medical	3,182	18	3,200	2,875	17	2,892	3,061
Other segments	2,521	3,714	6,235	2,529	3,474	6,003	5,857
Unearned premiums	449	379	828	453	360	813	755
Total	7,373	20,654	28,027	7,010	20,271	27,281	27,270
Insurance and contractholder liabilities classified as liabilities of business held for sale(1)	(2,150)	(4,441)	(6,591)	(2,089)	(4,219)	(6,308)
Total insurance and contractholder liabilities	$5,223	$16,213	$21,436	$4,921	$16,052	$20,973	$27,270
(1) Amounts classified as Liabilities of business held for sale primarily include $5.2 billion of unpaid claims, $759 million of contractholder deposit funds and $646 million of future policy benefits as of September 30, 2020 and $4.9 billion of unpaid claims, $717 million of contractholder deposit funds and $653 million of future policy benefits as of December 31, 2019.
Insurance and contractholder liabilities expected to be paid within one year are classified as current.
B.Unpaid Claims and Claim Expenses – U.S. Medical
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

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $3.0 billion at September 30, 2020 and $2.8 billion at September 30, 2019.
Activity, net of intercompany transactions, in the unpaid claims liability for the U.S. Medical segment for the nine months ended September 30 was as follows:

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019
Beginning balance	$2,892	$2,697
Less: Reinsurance and other amounts recoverable	303	264
Beginning balance, net	2,589	2,433
Incurred costs related to:
Current year	18,935	18,169
Prior years	(126)	(159)
Total incurred	18,809	18,010
Paid costs related to:
Current year	16,061	15,555
Prior years	2,363	2,160
Total paid	18,424	17,715
Ending balance, net	2,974	2,728
Add: Reinsurance and other amounts recoverable	226	333
Ending balance	$3,200	$3,061
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years’ unpaid claims and claims expenses that resulted from the differences between actual experience and the Company’s key assumptions for the nine months ended September 30 were as follows:

	Nine Months Ended
(Dollars in millions)	September 30, 2020		September 30, 2019
	$	%(1)	$	%(2)
Actual completion factors	$47	0.2%	$87	0.4%
Medical cost trend	79	0.3	72	0.3
Total favorable variance	$126	0.5%	$159	0.7%
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
Prior year development increased shareholders’ net income by $30 million ($38 million before-tax) for the nine months ended September 30, 2020, compared with $68 million ($86 million before-tax) for the nine months ended

September 30, 2019. Favorable prior year development in both periods reflects lower than expected utilization of medical services.
C.Unpaid Claims and Claim Expenses – Group Disability and Other and International Markets
Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	September 30, 2020 (1)	September 30, 2019
Group Disability and Other
Group Disability and Life	$5,206	$4,887
Other Operations	162	189
Total Group Disability and Other	5,368	5,076
International Markets	867	781
Unpaid claims and claim expenses Group Disability and Other and International Markets	$6,235	$5,857
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

	Nine Months Ended
(In millions)	September 30, 2020(1)	September 30, 2019
Beginning balance	$5,816	$5,432
Less: Reinsurance	184	156
Beginning balance, net	5,632	5,276
Incurred claims related to:
Current year	4,277	4,205
Prior years:
Interest accretion	118	117
All other incurred	(12)	(59)
Total incurred	4,383	4,263
Paid claims related to:
Current year	2,435	2,422
Prior years	1,702	1,594
Total paid	4,137	4,016
Foreign currency	5	(26)
Ending balance, net	5,883	5,497
Add: Reinsurance	190	171
Ending balance	$6,073	$5,668
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

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts that relate to a business held for sale. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims and reported in Medical costs and other benefit expenses in the income statement. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Favorable prior year incurred claims for the nine months ended September 30, 2019 primarily reflected favorable long-term disability resolution rate experience relative to expectations reflected in the prior year reserve and favorable reserve development for life, accident and voluntary driven by lower than expected incidence.

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

A.Reinsurance Recoverables
Accounting policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company’s insurance businesses. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances for uncollectible reinsurance that, effective with adopting ASU 2016-13 on January 1, 2020, consists primarily of an allowance for expected credit losses. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level. The Company's allowance for credit losses on reinsurance recoverables was $34 million as of September 30, 2020, of which $31 million was recorded as a cumulative effect adjustment to retained earnings at adoption.

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below is $209 million of current reinsurance recoverables that are reported in Other current assets as of September 30, 2020; as of December 31, 2019 there was $222 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables are presented in the following table by range of external credit rating and collateral level.

(Dollars in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$8	$326	$334
Lower-medium grade (2)	—	—	63	63
Not rated	90	14	29	133
Total recoverables related to ongoing operations (3)	$90	$22	$418	$530
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	3,049	—	3,049
Berkshire	318	476	—	794
Prudential Retirement Insurance and Annuity	641	—	—	641
Other	237	21	17	275
Not rated	—	38	4	42
Total recoverables related to acquisition, disposition or runoff activities	1,196	3,584	21	4,801
Total	$1,286	$3,606	$439	$5,331
Allowance for uncollectible reinsurance				(34)
Reinsurance recoverables classified as assets of business held for sale				(190)
Total reinsurance recoverables				$5,107
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

B.Effects of Reinsurance
In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Total ceded premiums	$122	$124	$367	$380
Total reinsurance recoveries	$117	$180	$397	$292
C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at September 30, 2020.
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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2020	December 31, 2019
Account value	$8,650	$9,110
Net amount at risk	$1,694	$1,764
Number of contractholders (estimated)	190,000	200,000
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
The only assumption expected to impact future shareholders’ net income is non-performance risk. The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the three and nine months ended September 30, 2020 and September 30, 2019.
GMIB liabilities totaling $786 million as of September 30, 2020 and $688 million as of December 31, 2019 were reported in Accrued expenses and other liabilities and Other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of September 30, 2020 and December 31, 2019 as follows:

(In millions)
Line of Business	Reinsurer	September 30, 2020	December 31, 2019	Collateral and Other Terms at September 30, 2020
GMIB	Berkshire	$382	$332	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	233	202
	Liberty Re (Bermuda) Ltd.	205	179	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$820	$713
All reinsurers are rated A- equivalent and higher by a nationally recognized statistical rating organization ('NRSRO')
Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three or nine months ended September 30, 2020 or September 30, 2019.

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

	September 30, 2020			December 31, 2019
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$1,113	$23,560	$24,673	$928	$22,827	$23,755
Equity securities	—	379	379	—	303	303
Commercial mortgage loans	13	1,966	1,979	—	1,947	1,947
Policy loans	—	1,347	1,347	—	1,357	1,357
Other long-term investments	—	2,698	2,698	—	2,403	2,403
Short-term investments	458	—	458	423	—	423
Total	$1,584	$29,950	$31,534	$1,351	$28,837	$30,188
Investments classified as assets of business held for sale(1)	(260)	(7,998)	(8,258)	(414)	(7,295)	(7,709)
Investments per Consolidated Balance Sheets	$1,324	$21,952	$23,276	$937	$21,542	$22,479
(1) The table above includes $8.3 billion as of September 30, 2020 and $7.7 billion as of December 31, 2019 of investments associated with the U.S. Group Disability and Life business that are held for sale to New York Life. Under the terms of the definitive agreement, some of the assets currently associated with the Group Disability and Life business can be substituted for other assets. The assets that will transfer to New York Life will be primarily debt securities and to a lesser extent commercial mortgage loans and short-term investments.

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

Debt securities are classified as either Current or Long-term investments based on their contractual maturities.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at September 30, 2020:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$1,133	$1,143
Due after one year through five years	7,403	7,789
Due after five years through ten years	9,011	10,015
Due after ten years	4,212	5,211
Mortgage and other asset-backed securities	514	515
Total	$22,273	$24,673

Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2020
Federal government and agency	$411	$—	$223	$—	$634
State and local government	628	—	85	—	713
Foreign government	2,091	—	317	(6)	2,402
Corporate	18,629	(31)	1,890	(79)	20,409
Mortgage and other asset-backed	514	(9)	32	(22)	515
Total	$22,273	$(40)	$2,547	$(107)	$24,673
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,147	$(9)	$828	$(13)	$2,953
December 31, 2019
Federal government and agency	$498	$—	$235	$—	$733
State and local government	729	—	81	—	810
Foreign government	2,027	—	230	(1)	2,256
Corporate	18,149	—	1,299	(28)	19,420
Mortgage and other asset-backed	506	—	31	(1)	536
Total	$21,909	$—	$1,876	$(30)	$23,755
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,229	$—	$740	$(4)	$2,965
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

	September 30, 2020				December 31, 2019
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,193	$1,224	$(31)	356	$723	$729	$(6)	267
Below investment grade	$713	$774	$(61)	536	$340	$348	$(8)	355
More than one year
Investment grade	$107	$111	$(4)	19	$366	$378	$(12)	118
Below investment grade	$76	$87	$(11)	36	$84	$88	$(4)	93
Total	$2,089	$2,196	$(107)	947	$1,513	$1,543	$(30)	833

The table below presents a roll-forward of the allowance for credit losses on debt securities for the three and nine months ended September 30, 2020.

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions)	2020	2020
Balance at beginning of period	$48	$0
Additions for debt securities where no credit loss has previously been recognized	2	82
Reductions for securities sold during the period	(6)	(15)
Decrease for debt securities where credit losses have previously been recorded	(4)	(27)
Balance September 30,	$40	$40
Equity Securities
Equity securities with a readily determinable fair value consist primarily of mutual funds that invest in fixed income debt securities. Equity securities without a readily determinable fair value consist of private equity investments and are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes. The amount of impairments or value changes resulting from observable price changes was not material as of September 30, 2020 and December 31, 2019. Hybrid equity securities consist of preferred stock investments that have call features.

The following table provides the values of the Company's equity security investments as of September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
(Dollars in millions)	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Equity securities with readily determinable fair values	$126	$124	$61	$64
Equity securities with no readily determinable fair value	$203	$212	$183	$192
Hybrid equity securities	$57	$43	$58	$47
Total	$386	$379	$302	$303

Commercial Mortgage Loans
Accounting policy. Commercial mortgage loans are carried at unpaid principal balances. Beginning January 1, 2020 with the adoption of ASU 2016-13, unpaid principal balances are presented net of an allowance for expected credit losses. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Realized investment gains and losses in the Company’s income statement. Each period, the Company establishes (or adjusts) its allowance for expected credit losses for commercial mortgage loans. The allowance for expected credit losses is based on a credit risk category that is assigned to each loan at origination using key credit quality indicators, including debt service coverage and loan-to-value ratios. Credit risk categories are updated as key credit quality indicators change. An expected loss rate, assigned based on the credit risk category, is applied to each loan's unpaid principal balance to develop an aggregate allowance for expected credit losses. Prior to adoption, impaired commercial mortgage loans were written down to the lower of unpaid principal or fair value of the underlying collateral when it became probable that the Company would not collect all amounts due under its promissory note. The Company recorded an allowance of $7 million through a cumulative effect adjustment to retained earnings to reflect expected credit losses at adoption. The credit loss allowance for the Company’s commercial mortgage loan investments was $9 million as of September 30, 2020.

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

Credit quality. The Company regularly evaluates and monitors credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at origination that is then updated each year as part of the annual portfolio loan review. The Company evaluates and monitors credit quality on a consistent and ongoing basis.
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
The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of September 30, 2020 and December 31, 2019:

(Dollars in millions)	September 30, 2020			December 31, 2019
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$861	2.20		$1,136	2.19
60% to 79%	985	1.93		723	1.98
80% to 100%	142	1.33		88	1.62
Allowance for credit losses	(9)
Total	$1,979	2.01	60%	$1,947	2.09	58%
The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The Company’s investment professionals completed the annual in-depth review in the second quarter of 2020 that included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimated the current year and future stabilized property income and fair value for each loan. The average loan to value increased slightly from last year and remains strong. The portfolio's average debt service coverage ratio decreased slightly at September 30, 2020 compared with December 31, 2019 but remains at a high level.

The Company re-evaluates a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.
All commercial mortgage loans in the Company's portfolio are current as of September 30, 2020 and December 31, 2019.
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

	Carrying value as of
(In millions)	September 30, 2020	December 31, 2019
Real estate investments	$888	$788
Securities partnerships	1,591	1,409
Other	219	206
Total	$2,698	$2,403

Short-Term Investments and Cash Equivalents
Short-term investments and cash equivalents included the following types of issuers:

(In millions)	September 30, 2020	December 31, 2019
Corporate securities	$2,729	$1,985
Federal government securities	$1,139	$472
Foreign government securities	$89	$65
Money market funds	$313	$631
B.Realized Investment Gains and Losses
Accounting policy. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, change in the fair value of certain derivatives and equity securities, and changes in valuation reserves on commercial mortgage loans. Commencing January 1, 2020, realized gains and losses also include credit loss expense resulting from the impact of changes in the allowances for credit losses on debt securities and commercial mortgage loan investments under ASU 2016-13.
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net realized investment gains, excluding credit loss expense and asset write-downs	$24	$60	$33	$96
Credit loss (expense) recoveries on invested assets	8	—	(41)	—
Other investment asset write-downs	—	(9)	(10)	(12)
Net realized investment gains (losses), before income taxes	$32	$51	$(18)	$84

Net realized investment gains, excluding credit loss expense and asset write-downs, for the nine months ended September 30, 2020 primarily represent gains on the sales of debt securities, partially offset by mark-to-market losses on equity securities and foreign exchange derivatives. Net realized investment gains, excluding credit loss expense and asset write-downs, for the nine months ended September 30, 2019 represent gains on the sales of real estate partnerships and debt securities. Credit loss (expense) recoveries on invested assets for the nine months ended September 30, 2020 reflects credit losses incurred primarily on debt securities due to uncertainty around issuers in certain industries that are particularly impacted by the global COVID-19 pandemic. Realized gains and losses on equity securities still held at September 30, 2020 and 2019 were not material.

The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Proceeds from sales	$380	$591	$2,003	$2,242
Gross gains on sales	$15	$18	$81	$41
Gross losses on sales	$—	$(5)	$(21)	$(17)
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
Derivative instruments used by the Company typically include foreign currency swap contracts and foreign currency forward contracts. Foreign currency swap contracts periodically exchange cash flows between two currencies for principal and interest. Foreign currency forward contracts require the Company to purchase a foreign currency in exchange for the functional currency of its operating unit at a future date.

The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty. The Company would incur a loss if dealers completely failed to perform under derivative contracts, however collateral has been posted by dealers to cover substantially all of the fair values owed by dealers at September 30, 2020 and December 31, 2019. The fair value of collateral posted by the Company was not significant as of September 30, 2020 or December 31, 2019.
The gross fair values of our derivative financial instruments are presented in Note 12. The following table summarizes the types and notional quantity of derivative instruments held by the Company. As of September 30, 2020 and December 31, 2019, the effects of these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from accumulated other comprehensive income into shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness.

	(In millions)	Notional Value as of
		September 30, 2020	December 31, 2019
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$853	$817
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros, Korean Won, and Taiwan Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$438
	Foreign currency forward contracts	$636	$406
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$495	$410
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
The Company is responsible for determining fair value and for assigning the appropriate level within the fair value hierarchy based on the significance of unobservable inputs. The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations. An annual due-diligence review of the most significant pricing service is conducted to review their processes, methodologies and controls. This review includes a walk-through of inputs for a sample of securities held across various asset types to validate the documented pricing process.
A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of September 30, 2020 and December 31, 2019 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019	As of September 30, 2020	As of December 31, 2019
Financial assets at fair value
Debt securities
Federal government and agency	$183	$197	$451	$536	$—	$—	$634	$733
State and local government	—	—	713	810	—	—	713	810
Foreign government	—	—	2,381	2,228	21	28	2,402	2,256
Corporate	—	—	19,662	19,063	747	357	20,409	19,420
Mortgage and other asset-backed	—	—	368	398	147	138	515	536
Total debt securities	183	197	23,575	23,035	915	523	24,673	23,755
Equity securities (1)	1	7	135	72	31	32	167	111
Short-term investments	—	—	458	423	—	—	458	423
Derivative assets	—	—	104	83	—	—	104	83
Real estate funds priced at NAV as a practical expedient (2)							165	184
Financial liabilities at fair value
Derivative liabilities	$—	$—	$21	$18	$—	$—	$21	$18
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV“)) including changes in the fair value of its underlying investments. The Company has $50 million in unfunded commitments in these funds as of September 30, 2020.
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of September 30, 2020 or December 31, 2019. The nature and use of these derivative financial instruments are described in Note 11.
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
Quantitative Information about Unobservable Inputs
The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of September 30, 2020 and December 31, 2019. The range and weighted average basis point (“bps”) amounts for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values. These liquidity and credit spreads have increased over the reported periods, resulting from continued uncertainty over the economic impacts related to COVID-19.
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	September 30, 2020	December 31, 2019	Unobservable input September 30, 2020	September 30, 2020	December 31, 2019
Debt securities
Corporate and government debt securities	$765	$385	Liquidity	60 - 1570 (410) bps	70 - 930 (280) bps
Mortgage and other asset-backed securities	147	138	Liquidity	60 - 370 (80) bps	60 - 370 (70) bps
			Weighting of credit spreads	320 - 650 (460) bps	240 - 460 (330) bps
Securities not priced by the Company (1)	3	—
Total Level 3 debt securities	$915	$523
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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2020 and 2019. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

Debt and Equity Securities
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$860	$431	$555	$410
Total gains (losses) included in shareholders’ net income	(1)	(6)	4	(7)
Gains (losses) included in other comprehensive income	17	4	(42)	16
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	7	1	4	3
Purchases, sales and settlements
Purchases	3	10	67	53
Sales	(1)	—	(13)	—
Settlements	(8)	(6)	(15)	(16)
Total purchases, sales and settlements	$(6)	$4	$39	$37
Transfers into/(out of) Level 3
Transfers into Level 3	102	80	629	113
Transfers out of Level 3	(33)	—	(243)	(58)
Total transfers into/(out of) Level 3	$69	$80	$386	$55
Balance at September 30,	$946	$514	$946	$514
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$—	$(6)	$(2)	$(8)
Change in unrealized gains or losses included in other comprehensive income for assets held at the end of the reporting period	$17	N/A	$(37)	N/A

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

Fair values of separate account assets at September 30, 2020 and December 31, 2019 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Guaranteed separate accounts (See Note 18)	$208	$219	$302	$271	$—	$—	$510	$490
Non-guaranteed separate accounts (1)	1,541	1,450	5,508	5,522	335	263	7,384	7,235
Subtotal	$1,749	$1,669	$5,810	$5,793	$335	$263	$7,894	$7,725
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							736	756
Total							$8,630	$8,481
Separate account assets of business classified as held for sale							(14)	(16)
Separate account assets per Consolidated Balance Sheets							$8,616	$8,465
(1)Non-guaranteed separate accounts included $3.9 billion as of September 30, 2020 and $4.0 billion as of December 31, 2019 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of September 30, 2020 and $0.2 billion classified in Level 3 as of December 31, 2019.
Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2020 and 2019.
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

	Fair Value as of		Unfunded Commitment as of September 30, 2020	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	September 30, 2020	December 31, 2019
Securities partnerships	$511	$531	$283	Not applicable	Not applicable
Real estate funds	221	220	—	Quarterly	30 - 90 days
Hedge funds	4	5	—	Up to annually, varying by fund	30 - 90 days
Total	$736	$756	$283
As of September 30, 2020, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable, and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.
B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as when investments become impaired, including investment real estate and commercial mortgage loans and certain equity securities with no readily determinable fair value. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. For the nine months ended September 30, 2020 and 2019, there were immaterial gains relating to price changes for equity securities with no readily determinable fair value and no impaired investments written down to their fair values. Carrying values represented less than 1% of total investments as of both September 30, 2020 and September 30, 2019.
C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2020 and December 31, 2019. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		September 30, 2020		December 31, 2019
(In millions)	Classification in Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,033	$1,979	$1,989	$1,947
Long-term debt, including current maturities, excluding finance leases	Level 2	$37,976	$32,972	$39,439	$36,375

Fair values of off-balance sheet financial instruments were not material as of September 30, 2020 and December 31, 2019.

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

The Company determined it was not a primary beneficiary in any material variable interest entities as of September 30, 2020 or December 31, 2019. The Company’s involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights. The Company’s maximum exposure to loss from these entities of $3.9 billion across approximately 150 limited partnerships as of September 30, 2020, included $2.0 billion reported in Long-term investments and commitments to contribute an additional $1.9 billion. The Company’s noncontrolling interest in each of these limited partnerships is generally less than 15% of the partnership ownership interests.
Other asset-backed and corporate securities. In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to our carrying amount of $0.7 billion as of September 30, 2020 that is reported in debt securities. The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Securities and Derivatives
Beginning balance	$1,256	$803	$975	$18
Appreciation on securities and derivatives	159	298	499	1,305
Tax (expense)	(27)	(68)	(96)	(284)
Net appreciation on securities and derivatives	132	230	403	1,021
Reclassification adjustment for (gains) included in shareholders' net income (net realized investment (gains))	(16)	(10)	(3)	(17)
Tax benefit	4	3	1	4
Net (gains) reclassified from AOCI to net income	(12)	(7)	(2)	(13)
Other comprehensive income, net of tax	120	223	401	1,008
Ending balance	$1,376	$1,026	$1,376	$1,026

Translation of foreign currencies
Beginning balance	$(374)	$(285)	$(275)	$(221)
Translation of foreign currencies	102	(124)	7	(191)
Tax (expense) benefit	7	(3)	(3)	(4)
Net translation of foreign currencies	109	(127)	4	(195)
Less: Net translation of foreign currencies attributable to noncontrolling interests	(4)	1	(10)	(3)
Shareholders' net translation of foreign currencies	113	(128)	14	(192)
Ending balance	$(261)	$(413)	$(261)	$(413)

Postretirement benefits liability
Beginning balance	$(1,670)	$(1,483)	$(1,641)	$(1,508)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (interest expense and other)	18	16	54	47
Reclassification adjustment for settlement (interest expense and other)	—	—	—	10
Tax (expense)	(4)	(3)	(13)	(12)
Net adjustments reclassified from AOCI to net income	14	13	41	45
Valuation update	—	(1)	(73)	(9)
Tax benefit	—	—	17	1
Net change due to valuation update	—	(1)	(56)	(8)
Other comprehensive (loss) income, net of tax	14	12	(15)	37
Ending balance	$(1,656)	$(1,471)	$(1,656)	$(1,471)

Note 15 - Organizational Efficiency Plan
The Company is continuously evaluating ways to deliver our products and services more efficiently and at a lower cost. During the fourth quarter of 2019, we committed to a plan to increase our organizational alignment and operational efficiency and reduce costs. As a result, we recognized a charge in Selling, general and administrative expenses of $207 million pre-tax ($162 million after-tax) in the fourth quarter of 2019 and an additional $31 million pre-tax ($24 million after-tax) in the first quarter 2020, primarily for severance costs related to headcount reductions. As of September 30, 2020, we expect most of the severance to be paid by the end of 2021.

Note 16 – Leases
Operating and finance lease right of use ("ROU") assets and lease liabilities were as follows:

(In millions)	September 30, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$530	$536

Accrued expenses and other current liabilities	$160	$166
Other non-current liabilities	461	465
Total operating lease liabilities	$621	$631

Finance leases:
Property and equipment, gross	$99	$110
Accumulated depreciation	(42)	(23)
Property and equipment, net	$57	$87

Short-term debt	$20	$27
Long-term debt	40	61
Total finance lease liabilities	$60	$88
Note 17 – Income Taxes
Income Tax Expense
The 20.8% effective tax rate for the nine months ended September 30, 2020 was lower than the 22.1% rate for the same period in 2019. This decrease is primarily attributable to incremental tax benefits including the remeasurement of deferred state income taxes and the settlement of uncertain tax positions. This decrease was partially offset by return of the nondeductible health insurer tax.

Note 18 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2020, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $455 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2020. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2020 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of September 30, 2020.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material effects for existing or new guaranty fund assessments for the nine months ended September 30, 2020.

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
Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss and certain other material litigation matters are described below. For those matters that the Company has identified with a reasonably possible material loss, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated. The Company’s accruals for the matters discussed below under “Litigation Matters” and “Regulatory Matters” are not material. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period. The outcomes of lawsuits are inherently unpredictable and we may be unsuccessful in these ongoing litigation matters or any future claims or litigation.
Litigation Matters
Risk Corridors and CSR Litigation with the Federal Government. As a result of a Supreme Court decision in April 2020, the Company filed suit in early May against the United States in the U.S. Court of Federal Claims seeking to recover two types of payments the Federal Government owes Cigna under the risk corridors and cost-sharing reduction (“CSR”) programs of The Patient Protection and Affordable Care Act (“ACA”). In aggregate, the complaint seeks to recover more than $315 million: $120 million in risk corridors payments and more than $195 million in CSR payments. We received $120 million in payments in September 2020, which resolved our risk corridors claim. Our claim seeking recovery for CSR payments is stayed pending resolution of a consolidated set of appeals currently before the Court of Appeals for the Federal Circuit.

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

The litigation continued over the next three years. A trial was held during the first quarter of 2019, oral arguments on post-trial briefs were held on November 26, 2019, and in early 2020, supplemental post-trial briefing was completed. In August 2020, the Chancery Court issued an opinion finding that, although Cigna breached its contractual obligation to use reasonable best efforts to support the Anthem/Cigna merger agreement, its actions did not cause the merger to fail. The Court denied claims by both parties for damages and further denied Cigna’s claim for a reverse termination fee. The Company filed a Notice of Appeal with the Delaware Supreme Court on October 30, 2020. The Company's opening brief is due on or before December 15, 2020 with Anthem's answering brief due thirty days following the Company's brief filing. We believe in the merits of our case and intend to vigorously pursue our positions.

Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement, and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in April 2021. There is no tentative trial date. We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.
Regulatory Matters
Civil Investigative Demand. The U.S. Department of Justice (“DOJ”) is conducting an industry-wide investigation of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams. For certain other Medicare Advantage organizations, the investigation has resulted in litigation. The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York ("SDNY")). Additionally, in relation to the SDNY’s pending investigation, a qui tam action that was filed by a relator in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain home health assessments conducted as part of Cigna’s Medicare Advantage business. The DOJ has not intervened in the case at this time. We intend to vigorously defend ourselves against relator’s claims and will continue to cooperate with the DOJ’s investigations.

Note 19 – Segment Information
See Note 1 for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy related transactions between the Evernorth and U.S. Medical segments.
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

The following tables present the special items recorded by the Company for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
(In millions)	September 30, 2020		September 30, 2019
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$83	$112	$88	$114
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	—	—	(23)	(30)
Risk corridors recovery (Selling, general and administrative expenses)	$(76)	$(101)	$—	$—
Contractual adjustment for a former client (Pharmacy revenues)	(89)	(117)	—	—
Total impact from special items	$(82)	$(106)	$65	$84

	Nine Months Ended
(In millions)	September 30, 2020		September 30, 2019
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$256	$339	$311	$405
Debt extinguishment costs (Debt extinguishment costs)	151	199	—	—
Charge for organizational efficiency plan (Selling, general and administrative expenses)	24	31	—	—
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	19	25	41	51
Risk corridors recovery (Selling, general and administrative expenses)	(76)	(101)	—	—
Contractual adjustment for a former client (Pharmacy revenues)	$(155)	$(204)	$—	$—
Total impact from special items	$219	$289	$352	$456

Summarized segment financial information for the three and nine months ended September 30 was as follows:

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended September 30, 2020
Revenues from external customers	$29,016	$9,047	$1,439	$1,156	$—	$40,658
Inter-segment revenues	926	478	—	6	(1,410)
Net investment income	2	104	38	152	1	297
Total revenues	29,944	9,629	1,477	1,314	(1,409)	40,955
Net realized investment results from certain equity method investments	—	—	(37)	—	—	(37)
Special item related to contractual adjustment for a former client	(117)	—	—	—	—	(117)
Adjusted revenues	$29,827	$9,629	$1,440	$1,314	$(1,409)	$40,801
Income (loss) before taxes	$1,086	$846	$253	$97	$(478)	$1,804
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(5)	—	(5)	—	—	(10)
Net realized investment (gains) losses	—	6	(48)	(27)	—	(69)
Amortization of acquired intangible assets	479	6	8	—	—	493
Special items
Integration and transaction-related costs	—	—	—	—	112	112
Risk corridors recovery	—	(101)	—	—	—	(101)
Contractual adjustment for a former client	(117)	—	—	—	—	(117)
Pre-tax adjusted income (loss) from operations	$1,443	$757	$208	$70	$(366)	$2,112

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Three months ended September 30, 2019
Revenues from external customers	$27,084	$8,648	$1,368	$1,107	$—	$38,207
Inter-segment revenues	499	376	—	7	(882)
Net investment income	15	124	39	170	1	349
Total revenues	27,598	9,148	1,407	1,284	(881)	38,556
Revenue contributions from transitioning clients	(2,718)	—	—	—	—	(2,718)
Net realized investment results from certain equity method investments	—	—	(5)	—	—	(5)
Adjusted revenues	$24,880	$9,148	$1,402	$1,284	$(881)	$35,833
Income (loss) before taxes	$965	$1,011	$184	$159	$(556)	$1,763
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(274)	—	—	—	—	(274)
(Income) attributable to noncontrolling interests	—	—	(4)	—	—	(4)
Net realized investment (gains) losses	—	(43)	5	(18)	—	(56)
Amortization of acquired intangible assets	708	15	9	2	—	734
Special items
Integration and transaction-related costs	—	—	—	—	114	114
(Benefits) charges associated with litigation matters	—	(30)	—	—	—	(30)
Pre-tax adjusted income (loss) from operations	$1,399	$953	$194	$143	$(442)	$2,247

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Nine months ended September 30, 2020
Revenues from external customers	$82,986	$26,999	$4,325	$3,506	$—	$117,816
Inter-segment revenues	2,785	1,448	—	17	(4,250)	—
Net investment income	30	279	104	458	2	873
Total revenues	85,801	28,726	4,429	3,981	(4,248)	118,689
Net realized investment results from certain equity method investments	—	—	(87)	—	—	(87)
Special item related to contractual adjustment for a former client	(204)	—	—	—	—	(204)
Adjusted revenues	$85,597	$28,726	$4,342	$3,981	$(4,248)	$118,398
Income (loss) before taxes	$2,551	$3,529	$877	$298	$(1,765)	$5,490
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(12)	—	(15)	—	—	(27)
Net realized investment (gains) losses	—	28	(75)	(22)	—	(69)
Amortization of acquired intangible assets	1,439	23	22	3	—	1,487
Special items
Integration and transaction-related costs	—	—	—	—	339	339
Debt extinguishment costs	—	—	—	—	199	199
Charge for organizational efficiency plan	—	—	—	—	31	31
(Benefits) charges associated with litigation matters	—	—	—	—	25	25
Risk corridors recovery	—	(101)	—	—	—	(101)
Contractual adjustment for a former client	(204)	—	—	—	—	(204)
Pre-tax adjusted income (loss) from operations	$3,774	$3,479	$809	$279	$(1,171)	$7,170

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
Nine months ended September 30, 2019
Revenues from external customers	$80,618	$26,226	$4,095	$3,347	$—	$114,286
Inter-segment revenues	1,869	727	—	21	(2,617)
Net investment income (loss)	47	358	117	521	(8)	1,035
Total revenues	82,534	27,311	4,212	3,889	(2,625)	115,321
Revenue contribution from transitioning clients	(11,657)	—	—	—	—	(11,657)
Net realized investment results from certain equity method investments	—	—	(27)	—	—	(27)
Adjusted revenues	$70,877	$27,311	$4,185	$3,889	$(2,625)	$103,637
Income (loss) before taxes	$3,015	$3,157	$601	$407	$(1,871)	$5,309
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(1,589)	—	—	—	—	(1,589)
(Income) attributable to noncontrolling interests	(1)	—	(12)	—	—	(13)
Net realized investment (gains) losses	—	(65)	(10)	(36)	—	(111)
Amortization of acquired intangible assets	2,130	51	28	5	—	2,214
Special items
Integration and transaction-related costs	—	—	—	—	405	405
(Benefits) charges associated with litigation matters	—	(30)	—	—	81	51
Pre-tax adjusted income (loss) from operations	$3,555	$3,113	$607	$376	$(1,385)	$6,266

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Products (Pharmacy revenues) (ASC 606)
Network revenues	$13,968	$12,923	$39,200	$37,954
Home delivery and specialty revenues	12,422	11,837	36,319	35,893
Other	1,412	1,227	3,945	3,607
Total pharmacy revenues	27,802	25,987	79,464	77,454
Insurance premiums (ASC 944)
U.S. Medical premiums
U.S. Commercial
Health Insurance	3,397	3,174	9,948	9,278
Stop loss	1,146	1,085	3,459	3,221
Other	281	260	853	779
U.S. Government
Medicare Advantage	1,895	1,562	5,680	4,779
Medicare Part D	360	404	1,242	1,329
Other	1,117	1,059	3,246	3,137
Total U.S. Medical premiums	8,196	7,544	24,428	22,523
International Markets premiums	1,360	1,309	4,079	3,914
Domestic disability, life and accident premiums	1,106	1,049	3,346	3,165
Other premiums	20	33	75	107
Total premiums	10,682	9,935	31,928	29,709
Services (ASC 606)
Fees	2,120	2,249	6,253	7,015
Other external revenues	54	36	171	108
Total services	2,174	2,285	6,424	7,123
Total revenues from external customers	$40,658	$38,207	$117,816	$114,286
Evernorth may provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet these guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.0 billion as of September 30, 2020 and December 31, 2019.

Signature page
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2020 compared with December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 compared with the same periods last year and intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form as such Risk Factors are supplemented by the information contained in Part II, Item 1A of our Form 10-Q for the quarter ended March 31, 2020.
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
EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind. We offer a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.
COVID-19 Update
The novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020 because the virus had surfaced in nearly all regions around the world. From the onset of the COVID-19 pandemic, Cigna has focused on continuing to deliver peace of mind for the people and businesses we serve, and our employees and their families. We have taken actions to drive affordability, reduce uncertainty, and make health care easier. For customers, these actions include COVID-19 related cost share waivers, expanded access to virtual care, support for access to medication, and advocating for whole person health through various behavioral health initiatives. We have supported the medical community by simplifying processes and donating medications for a COVID-19 clinical trial. Cigna and the Cigna Foundation have assisted our communities through several initiatives including the launch of the Brave of Heart Fund that provides financial assistance to survivors of front-line U.S. healthcare workers who gave their lives in the fight against COVID-19. Cigna also provides emotional support services to their families.

We have continued to support our workforce by enabling remote work where appropriate, implementing enhanced safety protocols and programs that support the health and mental well-being of our employees. We have continued to execute our business continuity plans over our operations such as leveraging purchasing volume across the pharmaceutical supply chain in order to mitigate risk associated with prescription drug supply. We did not incur significant disruptions to our operations during the three and nine months ended September 30, 2020 from COVID-19.

We will continue to work with our clients, customers, providers and employees to provide support during the pandemic.

The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. The effects of the COVID-19 pandemic on the Company began to emerge in the U.S. at the end of the first quarter and were not material to the Company's results of operations or financial condition for that period. Beginning in April, we experienced a significant deferral of care by our customers. The deferral of care moderated over the course of the second quarter with utilization levels eventually returning to nearly normal levels by the end of June. As expected, in the third quarter we experienced medical utilization at more typical levels as we observed a reduction to the level of deferred care and our customers sought care for COVID-19 testing and treatment. These impacts were most prevalent in the U.S. Medical segment where quarterly earnings reflect the impacts of COVID-19 including the return of medical utilization to more typical levels, costs of COVID-19 care as well as the costs of actions we have taken to support customers and providers, decreased contributions from our specialty products, and lower net investment income. Higher year to date U.S. Medical results reflect deferral of care by our customers in April and May that exceeded the cost of COVID-19 testing and treatment, the cost of COVID-19 related actions including premium relief programs for employer clients as well as cost share waivers for customers, and lower net investment income. Our Group Disability and Other results reflect significantly elevated life insurance claims related to the COVID-19 pandemic and its effects in the third quarter. Quarterly and year to date earnings in our Evernorth segment also reflected effects of the pandemic, specifically, a favorable mix of claims as a result of both the type of drugs dispensed as well as the distribution method used for dispensing and fulfilling, partially offset by lower non-specialty, 30-day retail script volume. Segment results are discussed further in the Segment Reporting section of this MD&A and discussion of the impact of COVID-19 on our investment portfolio and related considerations regarding our investment outlook can be found in Note 11 to the Consolidated Financial Statements and in the "Investment Assets" discussion of this MD&A, respectively.
While it is difficult to quantify the impact of the COVID-19 pandemic on our results for the remainder of 2020 and beyond, we believe that such results may be impacted by, among other things, lower customer volumes due to rising unemployment levels, higher medical costs to treat those affected by the virus or those who defer care, the return of costs related to previously deferred care, the potential for continued deferral of care, higher life insurance claims, lower investment returns, or lower future risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles.
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

See Note 1 to the Consolidated Financial Statements for a description of our segments. Unless otherwise specified, the commentary provided below describes our results for the three and nine months ended September 30, 2020 compared with the same periods in 2019.
Summarized below are certain key measures of our performance by segment for the three and nine months ended September 30, 2020 and 2019:

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2020	2019	% Change	2020	2019	% Change
Revenues
Adjusted revenues by segment
Evernorth	$29,827	$24,880	20%	$85,597	$70,877	21%
U.S. Medical	9,629	9,148	5	28,726	27,311	5
International Markets	1,440	1,402	3	4,342	4,185	4
Group Disability and Other	1,314	1,284	2	3,981	3,889	2
Corporate, net of eliminations	(1,409)	(881)	(60)	(4,248)	(2,625)	(62)
Adjusted revenues	40,801	35,833	14	118,398	103,637	14
Revenue contribution from transitioning clients	—	2,718	N/M	—	11,657	N/M
Net realized investment results from certain equity method investments	37	5	N/M	87	27	222
Special items	117	—	N/M	204	—	N/M
Total revenues	$40,955	$38,556	6%	$118,689	$115,321	3%
Shareholders’ net income	$1,388	$1,351	3%	$4,323	$4,127	5%
Adjusted income from operations	$1,618	$1,718	(6)%	$5,528	$4,856	14%
Earnings per share (diluted)
Shareholders’ net income	$3.78	$3.57	6%	$11.66	$10.83	8%
Adjusted income from operations	$4.41	$4.54	(3)%	$14.91	$12.74	17%
Pre-tax adjusted income from operations by segment
Evernorth	$1,443	$1,399	3%	$3,774	$3,555	6%
U.S. Medical	757	953	(21)	3,479	3,113	12
International Markets	208	194	7	809	607	33
Group Disability and Other	70	143	(51)	279	376	(26)
Corporate, net of eliminations	(366)	(442)	17	(1,171)	(1,385)	15
Consolidated pre-tax adjusted income from operations	2,112	2,247	(6)	7,170	6,266	14
Adjustment for transitioning clients	—	274	N/M	—	1,589	N/M
Income attributable to noncontrolling interests	10	4	150	27	13	108
Net realized investment gains (losses)	69	56	23	69	111	(38)
Amortization of acquired intangible assets	(493)	(734)	33	(1,487)	(2,214)	33
Special items	106	(84)	N/M	(289)	(456)	37
Income before income taxes	$1,804	$1,763	2%	$5,490	$5,309	3%
For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2020	2019	% Change		2020	2019	% Change
Pharmacy revenues	$27,802	$25,987	7%		$79,464	$77,454	3%
Premiums	10,682	9,935	8		31,928	29,709	7
Fees and other revenues	2,174	2,285	(5)		6,424	7,123	(10)
Net investment income	297	349	(15)		873	1,035	(16)
Total revenues	40,955	38,556	6		118,689	115,321	3
Pharmacy and other service costs	26,624	24,552	8		76,425	73,565	4
Medical costs and other benefit expenses	8,429	7,734	9		23,863	22,930	4
Selling, general and administrative expenses	3,301	3,413	(3)		10,106	10,096	—
Amortization of acquired intangible assets	493	734	(33)		1,487	2,214	(33)
Total benefits and expenses	38,847	36,433	7		111,881	108,805	3
Income from operations	2,108	2,123	(1)		6,808	6,516	4
Interest expense and other	(336)	(411)	18		(1,101)	(1,291)	15
Debt extinguishment costs	—	—	N/M		(199)	—	N/M
Net realized investment gains (losses)	32	51	(37)		(18)	84	N/M
Income before income taxes	1,804	1,763	2		5,490	5,309	3
Total income taxes	406	409	(1)		1,143	1,173	(3)
Net income	1,398	1,354	3		4,347	4,136	5
Less: Net income attributable to noncontrolling interests	10	3	233		24	9	167
Shareholders’ net income	$1,388	$1,351	3%		$4,323	$4,127	5%
Consolidated effective tax rate	22.5%	23.2%	(70)	bps	20.8%	22.1%	(130)	bps
Medical customers (in thousands)
U.S. Medical					15,314	15,495	(1)%
International Markets					1,668	1,576	6
Total					16,982	17,071	(1)%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	$ in millions				Diluted Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
Shareholders’ net income	$1,388	$1,351	$4,323	$4,127	$3.78	$3.57	$11.66	$10.83
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses	(64)	(49)	(75)	(100)	(0.17)	(0.13)	(0.20)	(0.26)
Amortization of acquired intangible assets	376	558	1,061	1,694	1.02	1.47	2.86	4.43
Adjustment for transitioning clients	—	(207)	—	(1,217)	—	(0.55)	—	(3.19)
Special items
Integration and transaction-related costs	83	88	256	311	0.23	0.24	0.69	0.82
Debt extinguishment costs	—	—	151	—	—	—	0.41	—
Charge for organizational efficiency plan	—	—	24	—	—	—	0.06	—
(Benefits) charges associated with litigation matters	—	(23)	19	41	—	(0.06)	0.05	0.11
Risk corridors recovery	(76)	—	(76)	—	(0.21)	—	(0.20)	—
Contractual adjustment for a former client	(89)	—	(155)	—	(0.24)	—	(0.42)	—
Total special items	(82)	65	219	352	(0.22)	0.18	0.59	0.93
Adjusted income from operations	$1,618	$1,718	$5,528	$4,856	$4.41	$4.54	$14.91	$12.74
Commentary: Three and Nine Months Ended September 30, 2020 versus the same periods in 2019
Unless indicated otherwise, the commentary presented below, and in the segment discussions that follow, compare results for the three and nine months ended September 30, 2020 with results for the three and nine months ended September 30, 2019.
Earnings and Revenue
Shareholders’ net income. The increase for the three months ended September 30, 2020 compared with the same period in 2019 was driven by lower amortization for customer-related intangibles associated with transitioning clients and the risk corridors claim recovery (see Risk Mitigation Programs - Individual ACA Business section of this MD&A and Note 18 to the Consolidated Financial Statements for further discussion), partially offset by the absence of earnings from transitioning clients and lower adjusted income from operations. For the nine months ended September 30, 2020, shareholders' net income increased compared with the same period in 2019, primarily due to higher adjusted income from operations and lower amortization, partially offset by the absence of earnings from transitioning clients.
Adjusted income from operations. The decrease for the three months ended September 30, 2020 compared with the same period in 2019 reflects impacts of COVID-19 in the U.S. Medical segment and unfavorable life claims experience in Group Disability and Other segment. Adjusted income from operations increased for the nine months ended September 30, 2020 compared with the same period in 2019, driven in part by higher earnings in the U.S. Medical and International segments resulting from the deferral of care in April and May due to the COVID-19 pandemic. Also contributing to the increase were higher Evernorth segment earnings reflecting customer growth and increased script volumes, and lower interest costs in Corporate driven by debt repayments.

Medical customers decreased slightly as of September 30, 2020 compared with the same period last year primarily as a result of declines in the National Accounts market segment and increased disenrollment driven by the impacts of COVID-19. Those decreases were partially offset by growth in the Select, International and Medicare Advantage market segments.
Pharmacy revenues increased, primarily reflecting the transition of U.S. Medical's customers to Evernorth, higher claims volumes, primarily driven by the Evernorth collaboration with Prime Therapeutics, and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the absence of revenues from the transitioning clients and, to a lesser extent, an increase in generic fill rate. See the Evernorth segment section of this MD&A for further discussion of pharmacy revenues.

Premiums increased, primarily resulting from customer growth in insured products and rate increases reflecting expected medical cost inflation and the return of the health insurance industry tax. These factors were partially offset by the impact of premium relief programs implemented in response to significantly lower than historical utilization as individuals deferred care in April and May due to the COVID-19 pandemic.
Fees and other revenues decreased, primarily reflecting the transition of U.S. Medical's commercial customers to Evernorth's retail pharmacy network beginning in the third quarter of 2019 (see Note 2(K) to the Consolidated Financial Statements included in our 2019 Form 10-K for further information).

Net investment income decreased, primarily driven by lower yields, including lower income from partnership investments due to current economic conditions. These effects were partially offset by higher average assets. See the Investment Asset section of this MD&A for further discussion.

Other Components of Consolidated Results of Operations
•Pharmacy and other service costs increased, primarily reflecting the transition of U.S. Medical's customers to Evernorth, higher claims volumes, primarily driven by the Evernorth collaboration with Prime Therapeutics, and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the impact of the absence of the transitioning clients and, to a lesser extent, effective management of supply chain and the favorable impact of the mix of claims.
•Medical costs and other benefit expenses increased, reflecting both medical cost trend and customer growth in insured products in U.S. Medical and higher life claims in Group Disability and Other due to the effects of the COVID-19 pandemic.
•Selling, general and administrative expenses decreased slightly for the three months and were essentially flat for the nine months ended September 30, 2020, compared with the same periods in 2019. These results primarily reflected the risk corridors claim recovery recognized in the third quarter of 2020 (see Risk Mitigation Programs - Individual ACA Business section of this MD&A and Note 18 to the Consolidated Financial Statements for further discussion) and lower costs associated with operations-related litigation and compliance costs (see the U.S. Medical section of this MD&A), offset by the return of the health insurance industry tax.
•Amortization of acquired intangible assets decreased, primarily reflecting lower amortization of customer-related intangibles associated with the transitioning clients.
•Consolidated effective tax rate decreased, driven by recognition of certain incremental federal and state tax benefits, partially offset by the return of the nondeductible health insurance industry tax.

Key Transactions and Business Developments
Merger with Express Scripts
As discussed in more detail in our 2019 Form 10-K, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion. Costs related to this transaction are reported in “integration and transaction-related costs” as a special item and excluded from adjusted income from operations because they are not indicative of future underlying performance of the business.
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

Organizational Efficiency Plan

Consistent with our commitment to affordability for our customers and clients, during the fourth quarter of 2019 the Company committed to a plan to increase our organizational alignment and operational efficiency and reduce costs. As a result, we recognized a charge in Selling, general and administrative expenses of $207 million, pre-tax ($162 million, after-tax) in the fourth quarter of 2019 and an additional charge of $31 million pre-tax ($24 million, after-tax) in the first quarter of 2020. We expect to realize annualized after-tax savings of approximately $200 million. A substantial portion of the savings will be realized in 2020. See Note 15 to the Consolidated Financial Statements for discussion.

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
Executive Orders Regarding Drug Pricing
On July 24, 2020, President Trump signed four Executive Orders addressing prescription drug importation; affordability of insulin and epinephrine purchased at federally qualified health centers through the Public Health Service Act Section 340B drug pricing program; drug rebates and most favored-nation international pricing. The release of the most favored-nation international pricing order, an approach to international reference pricing, was delayed and a revised order was issued on September 13, 2020. All four orders call for subsequent policy action by the Department of Health and Human Services (HHS). They do not contain any policy changes that take effect immediately. The order covering rebate policy directs HHS to complete prior rulemaking which proposed changes to the federal anti-kickback safe harbor to exclude regulatory protection for rebates between drug manufacturers and Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers. This order also requires that prior to taking such action, the Secretary of HHS confirm that the action is not projected to increase federal spending, Medicare beneficiary premiums or customers’ total out-of-pocket costs. In late September 2020, HHS released a rule intended to allow importation of certain prescription drugs from Canada under the Federal Food, Drug and Cosmetic Act, effective November 30, 2020, as well as guidance to pharmaceutical manufacturers related to importation or reimportation of certain products. Also in late September, HHS released a proposed rule that would implement the program to make insulin and epinephrine available at Section 340B pricing at participating federally qualified health centers. Comments on the proposed rule were due in late October.

President Trump signed an additional Executive Order on September 24, 2020 directing HHS to take various actions to expand upon existing actions to provide Americans more choice, lower costs, and better healthcare. The September 24 Order specifically calls on HHS, in coordination with the Commissioner of Food and Drugs, to continue to expand access to affordable medications, including accelerating approvals of new generic and biosimilar drugs and facilitating safe importation of prescription drugs.

The Company is continuing to monitor actions related to the Executive Orders and expects any final regulations, in the aggregate, will not have a material impact on our business.

Transparency in Coverage
On October 29, 2020, the HHS, the Department of Labor and the Department of the Treasury issued a final rule which requires most group health plans and health insurance issuers in the individual and group markets to disclose price and cost-sharing information for all items and services to participants and enrollees. The cost-sharing information requirements under the rule take effect in a phased approach beginning January 1, 2023. In addition to providing personalized cost-sharing information, health plans and health insurers must also publicly disclose in-network provider negotiated rates and historical out-of-network allowed amounts beginning January 1, 2022. Beginning in 2021, insurers will be able to receive credit in their medical loss ratio calculations for certain savings they share with enrollees.

We will continue to work with policymakers and our clients and customers on the implications of the rule.

COVID-19-related Regulatory Actions
In response to the COVID-19 public health emergency, U.S. federal and state governments have increasingly enacted new regulatory requirements, as well as provided additional flexibility to industry participants. These regulatory actions primarily provide for:
•client and customer premium relief to avoid the cancellation or non-renewal of policies;
•mandating or requesting waiver of customer cost-sharing and other associated costs related to COVID-19 testing or treatment, as well as establishing provider reimbursement and future vaccine immunizations coverage requirements;
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

Medicare Advantage ("MA")
Medicare Star Quality Ratings ("Star Ratings"): CMS uses a Star Rating system to measure how well MA plans perform and scores performance in several categories, including quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 77% of our MA customers were in four star or greater plans for bonus payments received in 2020 and 87% for bonus payments to be received in 2021. In October 2020, CMS announced the Star Ratings for bonus payments to be received in 2022. We expect the percentage of our MA customers in four star or greater plans will increase to 88% for bonus payments to be received in 2022.

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

The “Regulation” section of the 2019 Form 10-K also discusses a proposed rule issued by CMS in 2018 for RADV audits of contract year 2011 and all subsequent years that included, among other things, extrapolation of the error rate related to RADV audit findings without applying the adjustment for underlying fee-for-service data errors as currently contemplated by CMS’ RADV audit methodology. RADV audits for our contract years 2011 through 2015 are currently in process. CMS has announced its intent to use third-party auditors to audit all Medicare Advantage contracts by either a comprehensive or a targeted RADV review for each contract year. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other MA organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019. If CMS adopts the rule as proposed, there could be a material impact on the Company’s future results of operations, though we expect the rule would be subject to legal challenges. In addition, the Company is subject to OIG RADV audits that are in process. Previously suspended CMS and OIG audit activities have resumed.

Also, as described in Note 18 to the Consolidated Financial Statements, the U.S. Department of Justice is currently conducting an industry-wide investigation of risk adjustment data submission practices and business processes, which in the case of certain other MA organizations has resulted in litigation.

Item	Description
Affordable Care Act
Cost-Sharing Reduction Subsidies: The ACA provides for cost-sharing reductions that offset the amount that qualifying customers pay for deductibles, copays and coinsurance. The federal government stopped funding insurers for the cost-sharing reduction subsidies in 2017. Certain insurers have sued the federal government for failure to pay cost-sharing reduction subsidies and the matter remains unresolved. In the first set of consolidated appeals, the Court of Appeals for the Federal Circuit issued a decision on August 14, 2020, finding that (i) the CSR reimbursement provision of the ACA imposes an obligation on the government to pay, and (ii) the government’s payments must be reduced by the amount of additional premium tax credit payments that each insurer received as a result of the government’s termination of CSR payments. On September 28, 2020, the insurers filed a petition for rehearing en banc in the Federal Circuit and that petition remains pending before the court. As described in Note 18 to the Consolidated Financial Statements, we filed a lawsuit in May 2020 against the federal government seeking payment of these subsidies and our case is stayed pending the outcome of the consolidated appeals currently pending in the Federal Circuit. Our premium rates for the 2018, 2019 and 2020 plan years reflected a lack of government funding for cost-sharing reduction subsidies.

ACA Litigation: As described in the “Business - Regulation” section of our 2019 Form 10-K, a federal district court ruled that the “individual mandate” in the ACA is unconstitutional. On appeal, the Court of Appeals for the Fifth Circuit agreed that the “individual mandate” is unconstitutional but ordered the district court to reexamine whether the other provisions of the ACA can remain in effect, thereby leaving in doubt whether the entire ACA is unconstitutional until there is a final judicial determination on appeal. The California-led states and the U.S. House of Representatives filed petitions seeking to appeal the Fifth Circuit's ruling to the U.S. Supreme Court. On March 2, 2020, the Supreme Court agreed to hear the appeals and the case is scheduled to be argued before the Supreme Court on November 10, 2020.

Risk Mitigation Programs – Individual ACA Business
Risk Corridors. In 2016, we recorded an allowance for the balance of our ACA risk corridors receivable based on court decisions and the large program deficit. On April 27, 2020, the U.S. Supreme Court ruled that insurers are entitled to the full amount due under the risk corridors program. The Supreme Court remanded the cases before it to the lower courts for further proceedings consistent with its opinion. We filed a lawsuit in May 2020 seeking payment of these funds. We received $120 million in payments in September 2020, which resolved our risk corridors claim. See Note 18 to the Consolidated Financial Statements for further information.
Risk Adjustment. Following each program year, risk adjustment balances are subject to audit adjustment by CMS through the RADV program. RADV audits commenced with the 2017 benefit year. CMS published the final RADV transfers for the 2017 benefit year in 2019 along with guidance that the settlement will not take place until 2021. The 2018 benefit year data validation error rates were released by CMS in June 2020 and the RADV transfers were published by CMS in August 2020, subject to an appeals period with final settlement expected in 2022. Based on the information currently available, we adjusted our risk adjustment balance to reflect the expected outcome of the RADV program.

The following table presents our balances associated with the risk adjustment program and RADV audit adjustments as of September 30, 2020 and December 31, 2019.

	Receivable (Payable) Balances
(In millions)	September 30, 2020	December 31, 2019
Risk Adjustment
Receivables (1)	$110	$47
Payables (2)	$(121)	$(213)
(1)Receivables, net of allowances, are reported in Accounts receivable, net in the Consolidated Balance Sheets.
(2)Payables are reported in Accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.
Risk adjustment program activity, including any RADV adjustments, was favorable by $7 million pre-tax ($5 million after tax) for the three months and $21 million pre-tax ($17 million after tax) for the nine months ended September 30, 2020 compared with charges of $18 million pre-tax ($14 million after-tax) and $134 million pre-tax ($103 million after-tax) for the same periods in 2019.

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
Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019
Operating activities	$6,056	$6,692
Investing activities	$(1,444)	$(463)
Financing activities	$(3,812)	$(5,480)
The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2020 compared with the same period in 2019.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities decreased, primarily driven by an increase in accounts receivable due to business growth, higher inventory purchases and resumption of the health insurance industry tax payment, offset by higher pharmacy and services costs payable due to business growth.
Investing and Financing activities
Cash used in investing activities increased, primarily due to higher net investment purchases.
Cash used in finance activities decreased, primarily due to higher proceeds from issuance of debt, partially offset by higher debt repayments and stock repurchases.
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
For the nine months ended September 30, 2020, we repurchased 13.2 million shares for approximately $2.4 billion. From October 1, 2020 through November 4, 2020 we repurchased 2.8 million shares for approximately $500 million. Share repurchase authority was $3.1 billion as of November 4, 2020.
Capital Resources
Our capital resources (primarily cash flows from operating activities and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.
In December 2019, Cigna entered into a definitive agreement to sell the U.S. Group Disability and Life business to New York Life Insurance Company for $6.3 billion. The sale is expected to close in the fourth quarter of 2020 subject to applicable regulatory approvals and other customary closing conditions. Cigna estimates approximately $5.3 billion of net after-tax proceeds from this transaction and expects to use these proceeds primarily for share repurchase and repayment of debt.

In 2018, Cigna entered into a $3.25 billion five-year revolving credit agreement and a $3.0 billion term loan credit agreement in financing the Express Scripts acquisition. The term loan was repaid in full and the term loan credit agreement was terminated in the fourth quarter of 2019.
In 2019, Cigna entered into an additional $1 billion 364-day revolving credit agreement that expired in October 2020. In October 2020, Cigna replaced the revolving credit agreement with a new $1.0 billion 364-day revolving credit agreement which will expire in October 2021.

As of September 30, 2020, there were no outstanding balances under either of the revolving credit agreements.
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
At September 30, 2020, our debt-to-capitalization ratio was 42.8%, a decline from 45.2% at December 31, 2019. We have a near-term focus on accelerated debt repayment and expect to continue to deleverage to below 40% using cash flows from operating activities and a portion of the proceeds from the sale of the Group Disability and Life business.
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
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements, and the issuance of long-term debt. As of September 30, 2020, we had $4.25 billion of undrawn committed capacity under our revolving credit agreements, $1.7 billion of remaining capacity under our commercial paper program, and approximately $5.8 billion in cash and short-term investments, approximately $1.2 billion of which was held by the parent company or certain nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 8 to the Consolidated Financial Statements.

During the nine months ended September 30, 2020, we made an immaterial pension contribution as required under the Pension Protection Act of 2006. We expect the required contributions for 2021 to be immaterial.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of our 2019 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended March 31, 2020. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $0.9 billion from its subsidiaries without further approvals as of September 30, 2020.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 18 to the Consolidated Financial Statements for discussion of various guarantees.
We have updated long-term debt obligations as of September 30, 2020 previously provided in our 2019 Form 10-K. Investment commitments are described in Note 13 to the Consolidated Financial Statements. There have been no material changes to the other information presented in our table of guarantees and contractual obligations as set forth in our 2019 Form 10-K.

(In millions, on an undiscounted basis)	Total	2020	2021 to 2022	2023 to 2024	Thereafter
On-Balance Sheet
Long-term debt(1)	50,954	1,503	7,953	7,106	34,392
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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2019 Form 10-K. We regularly evaluate items that may impact critical accounting estimates. Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2019 Form 10-K. As of September 30, 2020 there were no significant changes to the critical accounting estimates from what was reported in our 2019 Form 10-K.
Goodwill and Other Intangible Assets
Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2020. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by significant margins.

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

As discussed in the executive overview of this MD&A, the COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. If the impact of the COVID-19 pandemic over the remainder of 2020 and beyond is worse than management's current projections, these adverse effects to our business could impact the estimated fair value of our reporting units.

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
As of the third quarter 2020, the segment previously reported as Health Services is reported as Evernorth, and the segment previously reported as Integrated Medical is reported as U.S. Medical. There are no changes to the underlying business reported in either segment.

Evernorth Segment
Evernorth includes pharmacy services, benefits management, care solutions and data and analytics. As described in the introduction to Segment Reporting, Evernorth performance is measured using pre-tax adjusted income from operations.
The key factors that impact Evernorth revenues and costs of revenues are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2019 Form 10-K for additional information on revenue and cost recognition policies for this segment.
•As our clients’ claim volumes increase or decrease, our resulting revenues and cost of revenues correspondingly increase or decrease. Our gross profit could also increase or decrease as a result of changes in purchasing discounts.
•The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. Types of drugs can have an impact on our pharmacy revenues, pharmacy and other service costs and gross profit, including amounts payable under certain financial and performance guarantees with our clients. In addition to the types of drugs, the mix of generic claims (i.e., generic fill rate) also impacts our gross profit. Generally, higher generic fill rates reduce revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (such as therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications that are primarily dispensed by pharmacies in our retail networks. Furthermore, our gross profit differs among network, home delivery and specialty distribution methods and can impact our profitability.
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

Results of Operations

Financial Summary	Three Months Ended September 30,	Change Favorable (Unfavorable)	Nine Months Ended September 30,	Change Favorable (Unfavorable)
(In millions)	2020	2019	2020	2019
Total revenues	$29,944	$27,598	9%	$85,801	$82,534	4%
Less: Transitioning clients	—	(2,718)	N/M	—	(11,657)	N/M
Less: Contractual adjustment for a former client	(117)	—	N/M	(204)	—	N/M
Adjusted revenues(1)	$29,827	$24,880	20%	$85,597	$70,877	21%
Gross profit	$2,107	$2,192	(4)%	$5,589	$6,631	(16)%
Adjusted gross profit(1)	$1,990	$1,880	6%	$5,385	$4,887	10%
Pre-tax adjusted income from operations	$1,443	$1,399	3%	$3,774	$3,555	6%
Pre-tax adjusted margin	4.8%	5.6%	(80)	bps	4.4%	5.0%	(60)	bps

	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2020	2019			2020	2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$14,522	$10,911	33%		$41,179	$29,937	38%
Adjusted home delivery and specialty revenues	12,699	11,650	9%		37,111	34,198	9%
Other revenues	1,412	1,228	15%		3,946	3,608	9%
Total adjusted pharmacy revenues	$28,633	$23,789	20%		$82,236	$67,743	21%
Pharmacy script volume
Adjusted network scripts(2)	309	242	28%		890	687	30%
Adjusted home delivery and specialty scripts(2)	72	70	3%		215	211	2%
Total adjusted scripts(2)	381	312	22%		1,105	898	23%
Generic fill rate
Network	87.0%	87.1%	(10)	bps	87.9%	87.5%	40	bps
Home delivery	85.3%	84.2%	110	bps	85.1%	84.2%	90	bps
Overall generic fill rate	86.9%	86.7%	20	bps	87.6%	87.1%	50	bps

(1)Amounts exclude special items and, for periods prior to 2020, contributions from transitioning clients.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.

Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
In the third quarter of 2019, U.S. Commercial operating segment customers transitioned to Express Scripts’ retail pharmacy network. In the first quarter of 2020, U.S. Government operating segment customers transitioned to Express Scripts’ retail pharmacy network.

Adjusted network revenues. The increase reflected the transition of U.S. Medical’s customers and higher claims volume, primarily due to our collaboration with Prime Therapeutics. For the nine months ended September 30, 2020, the increase was further driven by increased prices due to inflation on branded drugs, partially offset by claims mix due to the increase in the generic fill rate.

Adjusted home delivery and specialty revenues. The increase reflected higher prices, primarily due to inflation on branded drugs and higher home delivery and specialty claims volume. These increases were partially offset by claims mix due to an increase in the generic fill rate.

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

U.S. Medical Segment
U.S. Medical consists of a U.S. Commercial operating segment that includes our employer-sponsored medical coverage and a U.S. Government operating segment that includes Medicare offerings for seniors and individual insurance offerings both on and off the public health insurance exchanges. As described in the introduction to Segment Reporting, performance of the U.S. Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:

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

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019			2020	2019
Adjusted revenues	$9,629	$9,148	5%		$28,726	$27,311	5%
Pre-tax adjusted income from operations	$757	$953	(21)%		$3,479	$3,113	12%
Pre-tax adjusted margin	7.9%	10.4%	(250)	bps	12.1%	11.4%	70	bps
Medical care ratio	82.6%	80.5%	(210)	bps	77.2%	80.3%	310	bps
Expense ratio	21.8%	23.2%	140	bps	22.2%	22.3%	10	bps

	As of September 30,
(In thousands)	2020	2019	% Change
U.S. Medical Customers
U.S. Commercial	2,120	2,078	2%
U.S. Government	1,413	1,374	3%
Insured	3,533	3,452	2%
Service	11,781	12,043	(2)%
Total	15,314	15,495	(1)%

(In millions)	As of September 30, 2020	As of December 31, 2019	% Change
Unpaid claims and claim expenses – U.S. Medical	$3,200	$2,892	11%
Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
Adjusted revenues. The increase for the three and nine months ended September 30, 2020 compared with the same periods in 2019 reflects customer growth in our U.S. Commercial insured and Medicare Advantage businesses, as well as higher premium rates due to anticipated underlying medical cost trend and the resumption of the health insurance industry tax. The increase for the nine months ended September 30, 2020 compared with the same period in 2019 includes the impact of premium relief programs for clients implemented in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Pre-tax adjusted income from operations. The decrease for the three months ended September 30, 2020 compared with the same period in 2019 reflects unfavorable prior period development primarily related to the second quarter of 2020, COVID-19 related impacts, and the return of the health insurance industry tax. COVID-19 related impacts include the net impact of the return of medical utilization to more typical levels, direct COVID-19 costs, as well as the costs of actions we have taken to support customers and providers, decreased specialty contributions, and lower net investment income. The increase for the nine months ended September 30, 2020 compared with the same period in 2019 reflects increased earnings from the U.S. Commercial and U.S. Government insured businesses due to deferral of care by our customers in response to the COVID-19 pandemic exceeding the cost of COVID-19 related care, partially offset by premium relief programs extended to employer clients and lower net investment income.

Medical care ratio. The medical care ratio increased for the three months ended September 30, 2020 compared with the same period in 2019 reflecting unfavorable prior period development primarily related to the second quarter of 2020 and COVID-19 related impacts, partially offset by the pricing effect of the health insurance industry tax. The decrease for the nine months ended September 30, 2020 compared with the same period in 2019 is due to the COVID-19 pandemic effects of significant deferred utilization experienced in April and May exceeding incremental costs of care, partially offset by premium relief programs extended to employer clients.
Expense ratio. The expense ratio decreased for the three months ended September 30, 2020 and was essentially flat for the nine months ended September 30, 2020 compared with the same periods in 2019 reflecting higher insured revenues and lower costs associated with operations-related litigation and compliance matters, partially offset by the resumption of the health insurance industry tax.
Other Items Affecting U.S. Medical Results
Unpaid Claims and Claim Expenses
Our unpaid claims and claim expenses liability was higher as of September 30, 2020 compared with December 31, 2019, primarily due to seasonality in our stop-loss products and membership growth in our Medicare Advantage business.
Medical Customers
Our medical customer base decreased at September 30, 2020 compared with the same period in 2019, reflecting a lower customer base in our National Accounts segment and increased disenrollment resulting from the economic impacts of the COVID-19 pandemic partially offset by growth in our Select segment and our Medicare Advantage business.
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

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019			2020	2019
Adjusted revenues	$1,440	$1,402	3%		$4,342	$4,185	4%
Pre-tax adjusted income from operations	$208	$194	7%		$809	$607	33%
Pre-tax adjusted margin	14.4%	13.8%	60	bps	18.6%	14.5%	410	bps
Loss ratio	57.4%	57.6%	20	bps	55.1%	56.8%	170	bps
Acquisition cost ratio	11.8%	13.0%	120	bps	10.9%	13.0%	210	bps
Expense ratio (excluding acquisition costs)	19.5%	19.0%	(50)	bps	18.7%	19.0%	30	bps

Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
Adjusted revenues increased mainly due to business growth in Asia and Europe, partially offset by premium relief programs, primarily in Europe. The increase in adjusted revenues was also partially offset by unfavorable foreign currency movements for the nine months ended September 30, 2020.
Pre-tax adjusted income from operations increased for the three months ended September 30, 2020 due to lower acquisition and loss ratios, as well as business growth, partially offset by higher expense ratios. For the nine months ended September 30, 2020, the increase in pre-tax adjusted income from operations reflects lower acquisition, loss and expense ratios and business growth, primarily in Asia, partially offset by unfavorable foreign currency movements and lower net investment income. The ratios for both the three and nine months ended September 30, 2020 reflect the unfavorable impact of premium relief programs.
The segment’s loss ratio decreased reflecting lower medical utilization due to the COVID-19 pandemic, partially offset by premium relief programs. For the nine months ended September 30, 2020, the decrease in the loss ratio was also partially offset by the absence of 2019 reserve updates.
The acquisition cost ratio decreased reflecting an update to our commission deferral process and lower acquisition expenses in Asia, partially offset by premium relief programs.
The expense ratio (excluding acquisition costs) increased for the three months ended September 30, 2020 reflecting premium relief programs. For the nine months ended September 30, 2020, the decrease in the expense ratio was mainly driven by lower spend across markets.
Other Items Related to International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the nine months ended September 30, 2020, South Korea generated 37% of the segment’s adjusted revenues and 53% of the segment’s pre-tax adjusted income from operations.

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
Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019			2020	2019
Adjusted revenues	$1,314	$1,284	2%		$3,981	$3,889	2%
Pre-tax adjusted income from operations	$70	$143	(51)%		$279	$376	(26)%
Pre-tax adjusted margin	5.3%	11.1%	(580)	bps	7.0%	9.7%	(270)	bps
Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
Adjusted revenues increased primarily due to growth in disability, life and voluntary products, partially offset by lower investment income.
Pre-tax adjusted income from operations and margin decreased due to unfavorable life claims experience related to the COVID-19 pandemic, lower investment income and lower interest rates, partially offset by favorable results in our voluntary products.

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

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2020	2019		2020	2019
Pre-tax adjusted loss from operations	$(366)	$(442)	17%	$(1,171)	$(1,385)	15%

Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
Pre-tax adjusted loss from operations was lower, primarily reflecting lower interest expense.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of September 30, 2020 and December 31, 2019. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	September 30, 2020	December 31, 2019
Debt securities	$24,673	$23,755
Equity securities	379	303
Commercial mortgage loans	1,979	1,947
Policy loans	1,347	1,357
Other long-term investments	2,698	2,403
Short-term investments	458	423
Total	$31,534	$30,188
Investments classified as assets of business held for sale (1)	$(8,258)	$(7,709)
Investments per Consolidated Balance Sheets	$23,276	$22,479
(1) The table above includes $8.3 billion as of September 30, 2020 and $7.7 billion as of December 31, 2019 of investments associated with the U.S. Group Disability and Life business that are held for sale to New York Life. Under the terms of the definitive agreement, some of the assets currently associated with the Group Disability and Life business can be substituted for other assets. The assets that will transfer to New York Life will be primarily debt securities and, to a lesser extent, commercial mortgage loans and short-term investments.
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
The following table reflects our portfolio of debt securities by type of issuer as of September 30, 2020 and December 31, 2019.

(In millions)	September 30, 2020	December 31, 2019
Federal government and agency	$634	$733
State and local government	713	810
Foreign government	2,402	2,256
Corporate	20,409	19,420
Mortgage and other asset-backed	515	536
Total	$24,673	$23,755

Our debt securities portfolio increased during the first nine months of 2020 reflecting an increase in valuations due to decreasing yields and net purchase activity. As of September 30, 2020, $22.1 billion, or 90% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.6 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy. Investments in debt securities are diversified by issuer, geography and industry as appropriate. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. However, due to the economic impacts of the COVID-19 pandemic, there are certain issuers, particularly within the aviation, energy and hospitality sectors that are showing signs of distress, primarily in the form of requests for temporary covenant relief. There were no material unrealized losses in any of these sectors as of the reporting date. We continue to monitor the economic environment and its effect on our portfolio, and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.
Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $7.9 billion. These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
In addition to amounts classified as debt securities in our Consolidated Balance Sheets, we participate in an insurance joint venture in China with a 50% ownership interest. This entity had an investment portfolio of approximately $10.3 billion supporting its business that is primarily invested in Chinese corporate and government debt securities. We account for this joint venture on the equity method of accounting and report it in Other assets. There were no investments with a material unrealized loss as of September 30, 2020.
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
As of September 30, 2020, the $2.0 billion commercial mortgage loan portfolio consisted of approximately 65 loans that are in good standing. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.

Other Long-term Investments
Other long-term investments of $2.7 billion as of September 30, 2020 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments is driven by net new funding activity. Our approximately $2 billion of limited partnership entities typically invest in mezzanine debt or equity of privately-held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 175 separate partnerships and approximately 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the third quarter largely reflects the underlying financial information from the second quarter of 2020. We could experience losses during the remainder of 2020 and into future periods, but the magnitude of these losses will depend in part on the length and extent of the economic disruption, the speed of the recovery, and the overall economic impacts.

Investment Outlook
The impact of COVID-19 on the economy, despite unprecedented monetary and fiscal support, and the uncertainty as to the strength and sustainability of the recovery prior to a widely available vaccine continue to dominate financial markets. Net investment income was positively impacted by third quarter valuations of mezzanine, private equity, and real estate fund asset holdings based on improving economic prospects, as also reflected in public equity valuations. However, the low interest rate environment continues to pressure income from both short-term and longer-term investments. U.S. treasury rates remain near all-time lows and the wider market credit spreads experienced during the beginning of the second quarter have meaningfully narrowed, resulting in historically low yields for investment grade assets. We continue to actively monitor the economic impact of the pandemic, as well as fiscal and monetary responses, and their potential impact on the portfolio. Our full year net investment income projections reflect continued market volatility and portfolio impacts, particularly in certain sectors such as retail, hospitality, aviation and energy, as well as other areas most severely impacted by COVID-19. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK
Financial Instruments
Our assets and liabilities include certain financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2019 Form 10-K. Given the transactions in our long-term debt further described in Note 8 to the Consolidated Financial Statements, in the event of a 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.9 billion at September 30, 2020, compared to approximately $2.5 billion at December 31, 2019. Other than this, there were no material changes in our risk exposures from those reported in our 2019 Form 10-K.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2020

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2020	1,181,665	$179.88	1,180,578	$4,425,497,842
August 1-31, 2020	2,352,958	$178.78	2,349,942	$4,005,359,665
September 1-30, 2020	2,440,490	$169.35	2,438,383	$3,592,431,915
Total	5,975,113	$175.15	5,968,903	N/A
(1)Includes shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 1,087 shares in July, 3,016 shares in August and 2,107 shares in September2020.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases or privately negotiated transactions, each in compliance with Rule 10b-18 under the Exchange Act. The program may be suspended or discontinued at any time and does not have an expiration date. In July 2020, the Board increased repurchase authority by an additional $2 billion. From October 1, 2020 through November 4, 2020, the Company repurchased 2.8 million shares for approximately $500 million, leaving repurchase authority at $3.1 billion as of November 4, 2020.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2020 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 5, 2020

CIGNA CORPORATION

/s/ Eric P. Palmer
Eric P. Palmer
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)