Form 10-K
period 2020-12-31
Cigna Corp
filed 2021-02-25
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☐
•whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report
☒
•whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)				☐	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $68.9 billion.
As of January 31, 2021, 351,845,606 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2021 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, personalized and innovative solutions for our customers and clients, including in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions; and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition, our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits, investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, stock market or interest rate declines, risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).
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

Our Purpose and Mission To improve the health, well-being and peace of mind of those we serve
Our Strategy
Champions for affordable, predictable, and simple health care
Making it affordable: We build on our leading, differentiated position to lower the total cost of care.
Making it predictable: We take the surprise out of the system and help people make informed health care choices.
Making it simple: We make it easier for the people we serve to get the care they need.
Cigna is a global health services company uniquely capable of driving affordable, predictable, and simple health care, with expansive and deep capabilities that accelerate our strategy to achieve our mission of improving health, well-being and peace of mind. Cigna’s employees are champions for the people we serve and over the past decade, our focus has shifted to helping individuals and families thrive by offering solutions to prevent and better manage health challenges. When sickness or disability do occur, we support our customers by offering broad choices to help them best access high quality, affordable, whole person care. We see three primary ways to help individuals maintain, improve or recover their physical or mental health: 1) behavioral and lifestyle changes – with more than 1,000 health coaches helping individuals set and meet health goals; 2) affordable, effective medication options – with access to our leading pharmacy services improving health and driving affordability; and 3) targeted medical and surgical interventions – with a clear and proven strategy around partnerships and value-based care quality programs, powered by data and analytics and aligned incentives. We maximize use of evidence-based care, while delivering best-in-class service for our customers with acute and chronic conditions through enhanced real-time insights across an expanded platform with industry-leading solutions to support care decisions.
Our portfolio of offerings solves diverse challenges across the health care system. We offer a differentiated set of pharmacy, medical, behavioral, dental and supplemental products and services, primarily through two brands: Cigna and Evernorth. Our capabilities include: 1) a broad portfolio of solutions and services, some of which can be offered on a stand-alone basis; 2) integrated behavioral, medical and pharmacy management solutions; 3) leading specialty pharmacy, clinical and care management expertise; and 4) advanced analytics that help us engage more meaningfully with individuals, plan sponsors we serve and our provider partners.
We put medicine within reach for patients, and help providers improve access to prescription drugs, by making them more affordable.
We work with key stakeholders across the health care system to improve health outcomes and patient satisfaction, increase efficiency in drug distribution and manage costs of the pharmacy benefit.
In 2020 Cigna launched Evernorth, a new health services platform, and renamed the Health Services segment as Evernorth, accordingly. Evernorth brings together our array of health services capabilities, as well as those from partners across the health care system in pharmacy solutions, benefits management solutions, care solutions and intelligence solutions. Innovative products include: Healthy Ways to WorkSM, a broad suite of solutions to help health plans and employers move forward by addressing unique challenges resulting from the COVID-19 pandemic; FamilyPathSM, a comprehensive fertility solution to reduce avoidable costs, provide holistic care coordination and deliver more flexible options for individuals; and inMyndSM, a solution that helps clients and customers better recognize, treat and support mental health conditions.

We present the financial results of our businesses in the following segments (see "Executive Overview" section of the MD&A located in Part II, Item 7 of this Form 10-K for a Financial Summary):
Evernorth includes a broad range of coordinated and point solution health services, including pharmacy solutions, benefits management solutions, care solutions and intelligence solutions, which are provided to health plans, employers, government organizations and health care providers.
U.S. Medical includes Cigna’s U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement, and Medicare Part D plans for seniors, Medicaid plans, and individual health insurance plans both on and off the public exchanges.
International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets as well as health care benefits to globally mobile employees of multinational organizations.
Group Disability and Other contains the remainder of our business operations, consisting of the following:
•Group Disability and Life provides group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services. The sale of this business to New York Life was completed on December 31, 2020. The transaction with New York Life included the sale of our businesses offering group long-term and short-term disability, group life, accident, and specialty insurance products and related services. Our business that offers group voluntary products and services was not sold to New York Life and results of this business will be reported in the U.S. Medical segment beginning in the first quarter of 2021. See Note 5 to the Consolidated Financial Statements and Liquidity section of the MD&A for additional information on the impacts of this sale on our results of operations, liquidity and financial position.
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
In 2020, our business was impacted by the emergence and unprecedented global spread of the novel strain of coronavirus ("COVID-19"). COVID-19 was declared a pandemic by the World Health Organization in March 2020 because the virus had surfaced in nearly all regions around the world. The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. Cigna’s COVID-19 response actions focused on customer care, employee care and safety, as well as support for the medical community and execution of business continuity plans over our operations. COVID-19 continues to spread and we are actively managing our response and assessing impacts to our financial position and operating results, as well as adverse developments in our business. While it is difficult to predict the impact of the COVID-19 pandemic on our results beyond 2020, we believe that such results may be impacted by, among other things, higher medical costs to treat those affected by the virus, lower customer volumes due to rising unemployment, lower future risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles in our Medicare Advantage business, the return of costs for those who had previously deferred care, vaccine costs, continued cost share waivers, the potential for continued deferral of care, or lower investment returns. Additionally, in response to the pandemic, U.S. federal and state governments have enacted new regulatory requirements as discussed in the "Business - Regulation" section of this Form 10-K.
Other Information
The financial information included in this Form 10-K for the fiscal year ended December 31, 2020 is in conformity with accounting principles generally accepted in the United States of America (“GAAP”) unless otherwise indicated. In the segment discussions that follow, we use the terms “adjusted revenues” and “pre-tax adjusted income from operations” to describe segment results. See the introduction to the Management Discussion and Analysis section of this Form 10-K for definitions of those terms. Industry rankings and percentages set forth herein are for the year ended December 31, 2020 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.

Cigna Holding Company (formerly Cigna Corporation) was incorporated in Delaware in 1981. Halfmoon Parent, Inc. was incorporated in Delaware in March 2018. Halfmoon Parent, Inc. was renamed Cigna Corporation and Cigna Holding Company became its subsidiary concurrent with the consummation of the combination with Express Scripts on December 20, 2018.
You can access our website at http://www.cigna.com to learn more about our company. We make annual, quarterly and current reports and proxy statements and amendments to those reports available, free of charge through our website (http://www.cigna.com, under the “Investors—Quarterly Reports and SEC Filings” captions) as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at http://www.cigna.com. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor a part of this report. See also “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 10 of this Form 10-K for additional information regarding the availability of our Codes of Ethics on our website.

EVERNORTH

Evernorth brings together coordinated and point solution health services including pharmacy solutions, benefits management solutions, care solutions and intelligence solutions, and specialized expertise – from inside and outside the company – to deliver custom and flexible solutions that meet the needs of our clients and customers. In 2020, Evernorth reported adjusted revenues of $116.1 billion and pre-tax adjusted income from operations of $5.4 billion.

HOW WE WIN
Evernorth accelerates delivery of innovative and flexible solutions to create value and meet the diverse needs of health plans, employers, health care providers and government organizations by:

·Partnering in unconventional ways to solve complex problems across a fragmented health care ecosystem, fueled by connected data and expertise that drives purposeful innovation
·Creating flexible and focused solutions tailored to client needs, using Evernorth's combined strengths and capabilities, as well as strategic partnerships, to deliver: better, more efficient care for patients; better experiences for clients, providers and customers; and enhanced choices for clients and customers through our open architecture model
·Evaluating medicines, digital therapeutics and other health solutions for efficacy, adherence, value and price to assist clients in selecting a cost-effective formulary
·Offering home delivery and specialty customer-centric solutions that meet the needs of our clients and customers in ways that unlock greater value and better health services while providing better and specialized clinical care
·Aggregating purchasing volume to deliver discounts and drive risk-sharing and value-based care across the pharmaceutical supply chain
·Promoting the use of generics and lowest-cost, clinically effective brands of medications

The following chart depicts a high-level summary of our principal products and services in this segment with definitions on subsequent pages.

Principal Products & Services		Brands/ Subsidiaries	Key Relationships	Primary Competitors
Pharmacy Solutions		Express Scripts Pharmacy, Accredo®, Freedom Fertility Pharmacy®,, Therapeutic Resource Center®	Clients, Customers, Health Care Providers	Independent Pharmacy Benefit Managers (“PBMs”), Managed Care PBMs, Retail Pharmacies, Specialty Pharmacies
Benefits Management Solutions	Pharmacy and Medical Benefits Management	eviCore Healthcare®, Express Scripts PBM, myMatrixx®, Care Continuum®, Evernorth Embarc Benefit ProtectionSM, Evernorth FamilyPathSM	Clients, Customers, Health Care Providers, Consultants, Health Plans, Commercial and Government Payors	Health Plans, Independent PBMs, Managed Care PBMs, Third-Party Benefit Administrators, Group Purchasing Organizations, Clinical Solutions and Health Care Data Analytics Companies
Supply Chain Administration and Network Management
Value Based Programs (Express Scripts SafeGuardRx®, Patient AssuranceSM), National Preferred Formulary, SaveOnSP, Express Scripts MedRx ManagementSM, Express Scripts Parachute RxSM, Ascent Health Services, Econdisc, Inside Rx®
			Clients, Self-paying customers (InsideRx only), Pharmacy Providers	Health Plans, Independent PBMs, Managed Care PBMs, Third Party Benefit Administrators, Group Purchasing Organizations
Care Solutions
Evernorth Healthy Ways to WorkSM, inMyndSM, Health Connect 360SM, Evernorth Digital Health FormularySM, Advanced Utilization Management, Enhanced Fraud, Waste & Abuse, Advanced Opioid Management®, ScreenRx®, Behavioral Health
			Clients, Customers	Independent PBMs, Managed Care PBMs, Third-Party Benefit Administrators
Evernorth Intelligence Solutions		Express Scripts Lab, RationalMed®, MediCUBE®, Express Scripts ScriptVisionSM	Health Care Providers, Clients	Health Care Data Analytics Companies
Provider Services		CuraScript SD®	Health Care Providers, Clinics, Hospitals	Specialty Drug Distributors
Principal Products & Services
•Pharmacy Solutions: The pharmacy operations consist of ten order processing pharmacies, five patient contact centers, 26 specialty branch pharmacies and 11 high-volume automated home delivery and specialty dispensing pharmacies located throughout the United States. Dispensing pharmacies are located in Arizona, Delaware, Florida, Indiana, Massachusetts, Missouri, New Jersey, Pennsylvania and Tennessee.
◦Express Scripts Pharmacy: Express Scripts Pharmacy dispenses approximately 1.5 billion adjusted prescriptions(1) annually to members of pharmacy plans managed by our Express Scripts PBM. The service offers free standard shipping of maintenance medications nationwide, usually in a 90-day supply, directly to the customer's home. The service allows for automatic refills on eligible medications and unrestricted telephone access to specially trained pharmacists who can help answer customer questions. The front-end of our pharmacy is organized in Therapeutic Resource Centers, where specialized pharmacists focus their practice of pharmacy by condition, which offers customers a more personalized experience, while providing enhanced clinical care. Our differentiated practice of pharmacy, coupled with our advanced automated dispensing technology, results in safer and more accurate pharmacy operations when compared to retail pharmacies, convenient access to maintenance medications and better management of our clients' drug costs through operating efficiencies and generic substitutions. Our research shows that Express Scripts Pharmacy achieves a higher level of therapeutic interventions, better adherence and cost savings than is achieved through retail pharmacy networks.
◦Specialty Pharmacy Services: Specialty medications are primarily characterized as high-cost medications for the treatment of complex and rare diseases. These medications broadly include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements or medications limited to certain
(1) Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.

specialty pharmacy networks by manufacturers. Through a combination of assets and capabilities, we provide an enhanced level of predictable care and therapy management for customers taking specialty medications, increased visibility and improved outcomes for payors, and custom programs for biopharmaceutical manufacturers. Accredo is focused on dispensing injectable, infused, oral and inhaled drugs that require a higher level of clinical service and support than traditional pharmacies typically offer. Accredo supports successful outcomes for customers and reduces waste for clients through specialty trained clinicians, a nationwide footprint and a network of in-home nursing services, reimbursement and customer assistance programs and biopharmaceutical services. Drug manufacturers occasionally select Accredo for exclusive dispensing of a highly specialized therapy. Freedom Fertility Pharmacy is dedicated exclusively to supporting patients undergoing fertility treatment. Accredo and Freedom Fertility Pharmacy serve customers within a pharmacy benefit plan administered by Express Scripts PBM, as well as customers in a plan administered by other PBMs and health plans.
•Benefits Management Solutions: We drive high-quality, cost-effective care through prescription drug utilization and cost management services. We support our clients' plan design selections to deliver balanced affordability, choice, simplicity and convenience. We focus our solutions to align with our clients' service, care and cost management needs. As a result, we believe we deliver better outcomes, higher customer satisfaction and a more affordable prescription drug benefit. We process drug claims via Express Scripts Pharmacy, Accredo and our retail networks by integrating retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management and pharmacy fulfillment services. We administer payments to retail networks and bill benefits costs to our clients through our end-to-end adjudication services.
◦Drug Utilization Review program: When pharmacies submit claims for prescription drugs to us, we review them electronically in real time for health and safety. We then alert the dispensing pharmacy of any detected issues. Clients may also choose to enroll in programs that result in communications about potential therapy concerns being sent to prescribers after the initial claim submission.
◦Benefits Design Consultation: We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for affordable access to the prescription medications customers need to stay healthy, and ensure the safe and effective use of those medications.
◦myMatrixx: myMatrixx is a unique PBM with an exclusive focus on workers' compensation. We combine high touch customer service with clinical expertise and state-of-the-art business intelligence systems to deliver simplified solutions and positive outcomes. myMatrixx leverages Express Scripts' robust pharmacy network and provides a smooth and personalized experience for clients and injured workers.
◦eviCore Medical Benefits Management: eviCore healthcare is a leading provider of integrated health benefit management solutions that focus on driving adherence to evidence-based clinical guidelines, improving the quality of patient outcomes and reducing the cost of care. eviCore provides technology-enabled managed solutions in clinical diagnostic areas such as advanced imaging, cardiology and gastroenterology, as well as in whole person (longitudinal) areas such as musculoskeletal, oncology, fertility and post-acute care. eviCore contracts with health plans and other commercial and government payors to promote the appropriate use of health care services by the customers they serve. In certain instances, this occurs through capitated risk arrangements, when we assume the financial obligation for the cost of health care services provided to eligible customers covered by eviCore health care management programs.
◦Medical Drug Management: We offer a comprehensive range of services and guaranteed savings for managing medically billed specialty drugs. Our solutions apply utilization management, site of care management and claims prepayment review to effectively reduce wasteful spend, while providing services tailored to customers ensuring safety and healthier outcomes. We also offer MedRx(SM), a suite of solutions and consultative services for medical rebates contracting, and medically-billed drug preferencing and value-based contracting.
•Supply Chain Administration and Network Management:
◦Retail Network Pharmacy Administration: We contract with retail pharmacies to provide prescription drugs to customers of the pharmacy benefit plans we manage. We negotiate with pharmacies throughout the United States to discount drug prices provided to customers and manage national and regional networks responsive to client preferences related to cost containment, convenience of access for customers and network performance. We also manage networks of pharmacies customized for or under direct contract with specific clients and have contracted with pharmacy provider networks to comply with the Center for Medicare and Medicaid Services (“CMS”) access requirements for the federal Medicare Part D prescription drug program (“Medicare Part D”). All retail pharmacies in our network communicate with us online and in real-time to process prescription drug claims. When a plan customer presents their identification card at a network pharmacy, the pharmacy sends specific customer, prescriber and prescription information in an industry-standard format through our systems, which process the claim and respond to the pharmacy with relevant information to process the prescription.
◦Drug Formulary Management: Formularies are lists of drugs with designations that may be used to determine drug coverage, customer out-of-pocket costs and communicate plan preferences in competitive drug categories. Our formulary management services support clients in establishing formularies that assist customers and physicians in choosing clinically-

appropriate, cost-effective drugs and prioritize access, safety and affordability. We administer specific formularies on behalf of our clients, including standard formularies developed and offered by Express Scripts and custom formularies in which we play a more limited role. Most of our clients select standard formularies, governed by our National Pharmacy & Therapeutics Committee, which is comprised of a panel of independent physicians and pharmacists in active clinical practice representing a variety of specialties and practice settings, typically with major academic affiliations. In making formulary recommendations, this committee considers only the drug’s safety and efficacy and not the cost of the drug, including any negotiated manufacturer discount or rebate arrangement. This process is designed to ensure the clinical recommendation is not affected by our financial arrangements. We fully comply with this committee’s clinical recommendations regarding drugs that must be included or excluded from the formulary based on their assessment of safety and efficacy.
◦Administration of Group Purchasing Organizations: Express Scripts operates various group purchasing organizations that negotiate pricing for the purchase of pharmaceuticals, fees and formulary rebates with pharmaceutical manufacturers on behalf of their participants. They also provide various administrative services to their participants including management and reporting.
◦Copay Solutions: Our first-to-market innovative copay solutions helps patients afford their medications, protect plan design preferences and achieve lower trend. In partnership with SaveOnSP on the first non-essential health benefits copay assistance solution, we've driven significant savings by targeting high-cost, high-volume drugs. SaveOnSP recommends plan-design and coverage changes for certain drugs, enabling maximum savings and reducing plan and client costs. As manufacturer programs and regulations change, this aggressive solution adapts, delivering lower specialty plan cost and enhanced customer support.
◦Inside Rx: Inside Rx is a prescription medication savings program that offers eligible customers with discounts on many brand and generic medications for self-paying customers. This program is not insurance but offers savings at more than 60,000 participating retail pharmacies (including all major chains) in the United States and Puerto Rico. The program also offers discounts on prescription medications for pets. Inside Rx earns a small fee from our supply chain partners every time a customer fills a prescription via the program. This lets us provide access to our savings card at no cost to the customer.
◦Express Scripts Parachute Rx: Express Scripts Parachute Rx is a prescription discount program administered by Inside Rx to assist Americans who are newly uninsured as a result of the COVID-19 pandemic by providing access to affordable and predictable prices on select generic and brand-name medications. The program is not insurance but offers discounts on certain prescription medications for uninsured customers. Express Scripts created this limited-time program through its close partnerships with manufacturers and retail pharmacies across the country.
◦Value-Based Programs:
▪Express Scripts SafeGuardRx: We offer a solution platform aimed at therapy classes that pose budgetary threats and clinical challenges to customers. Our solutions are designed to keep our clients ahead of the drug cost curve while providing customers the personalized care and access they need. These solutions are offered throughout our pharmacy benefit management services and include, but are not limited to care for: cardiovascular, diabetes, hepatitis, inflammatory conditions, neurological, multiple sclerosis, oncology, pulmonary and rare conditions. Innovative programs, such as SafeGuardRx, combine utilization management, formulary management, specialized care from our Therapeutic Resource Centers and financial savings, to help us to change the market in key categories. These services optimize the safe and appropriate dispensing of therapeutic agents, minimize waste and improve clinical and financial outcomes. Through these services, specialist pharmacists provide the expert, personalized care that customers increasingly demand.
▪Patient Assurance Program: This program addresses the need for greater affordability and access to medications by providing a fixed out-of-pocket cost to customers in non-government funded benefit plans.
•Care Solutions: We offer clinical programs to help our clients drive better whole-person health outcomes at a lower cost by identifying and addressing potentially unsafe or wasteful prescribing, dispensing and use of prescription drugs and communicating with, or supporting communications with, physicians, pharmacies and customers.
◦Through our Healthy Ways to Work initiative, we're helping our partners and their employees navigate COVID-19 with a suite of agile solutions focused on helping people return to a healthy, safe and productive workplace, including digital and onsite support, population health and clinical care and resiliency development to help people cope with change.
◦Our inMynd mental health solution provides access to expert guidance and support for anxiety, depression and insomnia, including access to individualized support and resources, condition-specific care through our Neuroscience Therapeutic Resource Centers and a new digital Cognitive Behavioral Therapy program.
◦Health Connect 360 is a transformational, outcomes based, clinical management model that bridges pharmacy, medical, lab and customer engagement data to develop insights and deliver personalized health care clinical support. Clinical outcomes and quality metrics are tailored to meet client needs.

◦Through the Evernorth Digital Health Formulary, we evaluate, procure, implement and manage digital health solutions on behalf of clients, alleviating administrative burden and ensuring clinical effectiveness, data security, user-friendly experiences and financial value.
◦Advanced Utilization Management programs are the number-one tool for decreasing client spend on pharmacy. These include prior authorization, drug quantity management and step therapy.
◦Enhanced Fraud, Waste & Abuse helps plan sponsors identify potential problem customers and prescribers with unusual or excessive utilization patterns. The program is designed to help identify outliers and situations of abnormal use or prescribing patterns by analyzing types of prescriptions, refill patterns and pharmacy utilization.
◦Embarc Benefit Protection shields members from the high costs of life-saving gene therapies, so that customers who need treatment can get it, through financial protection for high-cost therapies, access to quality, cost-effective in-network providers and support from a dedicated gene therapy case management team.
◦FamilyPath is raising the bar for fertility health by providing more comprehensive, more flexible coverage and proactive care for growing families, including expanded medical and pharmacy benefit management; access to vetted provider and lab networks; and dedicated Fertility Advisors to proactively support and guide patients.
•Evernorth Intelligence Solutions: By bringing together world-class talent, multi-disciplinary expertise and advanced data and analytics, we unlock actionable insights to help drive greater predictability, affordability and simplicity. We work together with our clients and partners to create dynamic solutions, services and platforms that guide better decisions and improved performance (see "Business - Data, Analytics, and Technology" section of this Form 10-K for further information).
◦Evernorth Labs: We accelerate innovation through increased collaboration with clients, customers and partners to develop solutions for launch in their businesses. With our Labs, which are state-of-the-art research facilities and shared spaces for collaboration, ideation and innovation, we gather with our clients and industry leaders to solve the toughest challenges in the health care system, including: better managing the most complex and expensive disease states, such as oncology; improving care access and delivery, such as worksite, home and virtual care; and planning for emerging trends, such as artificial intelligence, and industry disruptors, such as COVID-19.
◦Data, advanced analytics and platforms: We use advanced predictive modeling to shape solutions that help decrease healthcare fragmentation, drive optimized care coordination, reduce key cost drivers and improve health outcomes. In-depth trend analysis helps us to identify and effectively address challenges like opioid abuse, COVID-19 and other emerging health crises. We use market surveillance and forecasting to pinpoint and proactively address cost drivers. Our platform strategy as a service gives clients the tools to build successful businesses in a flexible, customizable way: Trend Central® provides access to key performance indicators to help plan sponsors reduce costs and work towards healthier outcomes; HealthPredictSM produces high patient-level risk scores, to show the highest value opportunities for proactive intervention; MediCUBE gives our academic detailing pharmacists the analytical power to identify ways to save plans from significant unnecessary spend and improve quality metrics; RationalMed improves patient health and safety by integrating medical, pharmacy and laboratory claims data to initiate changes and correct errors in care, lowering both medical and prescription drug costs; and ScriptVision provides a suite of real-time, data-driven capabilities that empower physicians to make the best prescribing choices, including ePrescribing (including controlled substances), real-time prescription benefit information, electronic prior authorizations, clinical care messages such as drug interactions and high-risk medication alerts and data on and patient adherence rates.
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
Customers
Our customers in the Evernorth segment include clients and patients, as described below, along with a description of our current and former significant clients:
•Clients: We provide services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers’ compensation plans, government health programs, providers, clinics, hospitals and others. We provide services to a majority of customers in our U.S. Medical segment.

•Patients: Prescription drugs are dispensed to patients connected to the service offerings we provide to clients. Prescription drugs are dispensed primarily through networks of retail pharmacies under non-exclusive contracts with us and via home delivery from Express Scripts Pharmacy and specialty drug fulfillment pharmacies.
The Department of Defense TRICARE® Pharmacy Program is the military health care program serving active-duty service customers, National Guard and Reserve customers and retirees, as well as their dependents. Under this contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support and other services critical to managing pharmacy trend. In 2020 and 2019, revenues from this contract were significant to the segment.
In 2019, Express Scripts and Prime Therapeutics LLC (“Prime”) entered into an agreement effective on April 1, 2020 which is delivering improved choice and affordability for Prime’s clients and their patients by enhancing retail pharmacy networks and pharmaceutical manufacturer value. In 2021, the relationship with Prime was expanded to include the option for Prime’s plans to access the Accredo specialty pharmacy and Express Scripts home delivery in-network pharmacies.
On January 30, 2019, Anthem, Inc. (“Anthem”), a former customer, exercised its right to early termination of its pharmacy benefit management services agreement, effective March 1, 2019. As of December 31, 2019, the transition of customers was substantially complete. For further discussion of our Anthem relationship, see the “Executive Summary – Key Transactions and Business Developments” section of our MD&A located in Part II, Item 7 of this Form 10-K.
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
•Managed Care PBMs: CVS Caremark (owned by CVS Health Corporation), Humana, IngenioRx (owned by Anthem), OptumRx (owned by UnitedHealth Group Inc.) and Prime Therapeutics (owned by a collection of Blue Cross / Blue Shield Plans) compete with us on a variety of products and in various regions throughout the United States.
•Independent PBMs: MedImpact, Navitus Health Solutions, Elixir (owned by Rite Aid Corporation) and many other regional PBMs compete with us on a variety of products across the United States.
•Pharmacies: CVS, Walgreens Boots Alliance, Inc., WalMart, Inc., Rite Aid, Kroger and other independent pharmacies compete with us for the delivery of prescription drug needs to our customers. In addition, many PBMs own and operate home delivery and specialty pharmacies including CVS, OptumRx, Walgreens, Humana and Elixir. New entrants continue to emerge including Amazon Pharmacy, Capsule and Hims.
•Third-Party Benefits Administrators: Third parties that specialize in claim adjudication and benefit administration, such as SS&C Health, are direct competitors. With the emergence of alternative benefit models through Private Exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may deploy greater financial, marketing and technological resources than we do and new market entrants, including strategic alliances aimed at modifying the current health care delivery models or entering the prescription drug sector from another sector of the health care industry, may increase competition as barriers to entry are relatively low. For example, GoodRx is a new entrant focused on serving the uninsured and underinsured in the cash pay pharmacy administration space.
•Clinical Solutions and Health Care Data Analytics Companies: Optum (owned by UnitedHealth Group Inc.), Anthem, Magellan Health, HealthHelp, Cotiviti and Inovalon are among the companies that compete with us in this market.
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
•Supply Chain: Our supply chain contracting and strategy teams negotiate and manage pharmacy retail network contracts, pharmaceutical and wholesaler purchasing contracts and manufacturer rebate contracts. As our clients continue to experience increased cost trends, our supply chain teams develop innovative solutions such as our SafeGuardRx platform and preferred pharmacy networks to combat these cost increases. In addition, our Formulary Consulting team, consisting of pharmacists and financial analysts, provides services to our clients to support formulary decisions, benefit design consultation and utilization management programs.
•Clinical Support: Our staff of highly trained health care professionals provides clinical support for our medical, behavioral and pharmacy customers. Our services include:
◦Case management support for our customers through the continuum of health care – from inpatient hospitalization to at home care – as well as health coaching and on-site coaching
◦Condition-specific specialized customer care through our Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians
◦Clinical development and operational support for our pharmacy benefit management services by our clinical solutions staff of pharmacists and physicians who conduct a wide range of activities including: identifying emerging medication-related safety issues and alerting physicians, clients and customers (as appropriate); providing drug information services; managing formulary; and developing utilization management, safety (drug utilization review) and other clinical interventions
Suppliers
We maintain an inventory of brand-name and generic pharmaceuticals in our home delivery and specialty pharmacies. Our specialty pharmacies also carry biopharmaceutical products to meet the needs of our customers, including pharmaceuticals for the treatment of rare or chronic diseases; if a drug is not in our inventory, we can generally obtain it from a supplier within a reasonable amount of time.
We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Evernorth uses one wholesaler more than others in the industry, but holds contracts with other wholesalers if needs for an alternate source arise. Generic pharmaceuticals are generally purchased directly from manufacturers.
Industry Developments
See the “Industry Developments” section of the MD&A located in Part II, Item 7 of this Form 10-K for discussion of key industry developments impacting this segment.
Intellectual Property Rights
The trademarks and service marks covering products, services and businesses provided under the Evernorth segment include, but are not limited to, the following: EXPRESS SCRIPTS®, EVERNORTHSM, EVERNORTH HEALTHSM, MEDCO®, ACCREDO®, CURASCRIPTSD®, MYMATRIXX®, EVICORE HEALTHCARE®, FREEDOM FERTILITY PHARMACY®, CARE CONTINUUM®, RATIONALMED®, SCREENRX®, EXPRESSALLIANCE®, EVERNORTH DIGITAL HEALTH FORMULARYSM, THERAPEUTIC RESOURCE CENTER®, ADVANCED OPIOID MANAGEMENT®, SAFEGUARDRX®, HIV CARE VALUESM, RARE CONDITIONS CARE VALUE®, NEUROLOGICAL CARE VALUESM, CARDIOVASCULAR CARE VALUESM, HEPATITIS CURE VALUE®, MARKET EVENTS PROTECTIONSM, ONCOLOGY CARE VALUESM, DIABETES CARE VALUESM, INFLAMMATORY CONDITIONS CARE VALUESM, INFLATION PROTECTIONSM, PULMONARY CARE VALUE®, MULTIPLE SCLEROSIS CARE VALUESM, MIGRAINE CARE VALUESM, CHOLESTEROL CARE VALUESM, HEALTH CONNECT 360SM, EMBARC BENEFIT PROTECTIONSM, INMYNDSM, EXPRESS SCRIPTS PATIENT ASSURANCESM, MEDICUBE®, EXPRESS SCRIPTS PHARMACY®, FAMILYPATHSM, SCRIPTVISIONSM, HEALTHY WAYS TO WORKSM and INSIDE RX®. We, or our affiliated companies, own trademarks and trademark registrations for these and other company marks.
We also hold a portfolio of patents and pending patent applications. We are not substantially dependent on any single patent or group of related patents.

U.S. MEDICAL

U.S. Medical includes Cigna’s U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement, and Medicare Part D plans for seniors, Medicaid plans, and individual health insurance plans both on and off the public exchanges. In 2020, U.S. Medical reported adjusted revenues of $38.5 billion and pre-tax adjusted income from operations of $3.8 billion.

HOW WE WIN
·Broad and deep portfolio of solutions across U.S. Commercial and U.S. Government segments
·Commitment to highest-quality health outcomes and customer experiences
·Collaborative physician engagement models emphasizing value over volume of services
·Integrated and coordinated benefit solutions that deliver value for our customers, clients and partners
·Technology and data analytics powering actionable insights and affordable, predictable solutions
·Talented and caring people embracing change and putting customers at the center of all we do

We differentiate ourselves by providing innovative, personalized and affordable health care benefit solutions based on the unique needs of the individuals and clients we serve. We increase value through our integrated approach and use of technology and data analytics to enhance patient engagement and health care outcomes, underscoring our strategic focus on delivering an industry-leading customer experience. We continue to strengthen our collaborative relationships with providers as we accelerate our transition to a value-based reimbursement system.
We offer a mix of core health insurance products and services to employers, other groups and individuals along with specialty products and services designed to improve the quality of care, lower cost and help customers achieve better health outcomes. Many of these products are available on a standalone basis, but we believe they create additional value when integrated with a Cigna-administered health plan. Our products are available through several distribution channels including brokers, direct sales and public and private exchanges. Our three funding solutions (i.e., administrative services only (“ASO”), insured – guaranteed cost (“GC”) and insured – experience-rated (“ER”) arrangements) enable us to customize the amount of risk taken by, and lower costs for, our clients.

The following chart depicts a high-level summary of our principal products and services in this segment, with definitions on subsequent pages.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors
U.S. Commercial Medical
Managed Care	Cigna HealthCare	Nationwide	GC, ER, ASO	U.S. Commercial	Brokers, Private Exchanges, Direct	National Insurers, Local Healthplans, Third-Party Administrators (“TPAs”)
Preferred Provider Organization (“PPO”)	Cigna	Nationwide				National Insurers, TPAs
Consumer-Driven	Cigna	Nationwide				National Insurers, Local Health Maintenance Organizations (“HMOs”)
U.S. Government Medical
Individual and Family Plans	Cigna	11 states(1)	GC	Individual	Public Exchanges, Brokers, Direct	Local Healthplans, Start-ups, National Insurers
Medicare Advantage	Cigna	18 states(2) & District of Columbia	GC	U.S. Government	Direct, Brokers	National Insurers, Local Healthplans
Medicare Stand –Alone Prescription Drug Plans	Cigna, Express Scripts	Nationwide	GC, ASO	U.S. Government	Direct, Brokers	National Insurers
Medicare Supplement	Cigna	48 states(3) & District of Columbia	GC	U.S. Government	Brokers, Direct, Private Exchanges	National Insurers
Medicaid	Cigna	Texas	GC	U.S. Government	Direct, Brokers	National Insurers
Specialty Products and Services
Stop-Loss	Cigna	Nationwide	GC	U.S. Commercial	Brokers, Direct	National Insurers, Specialty Companies
Cost Containment	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial	Direct	National Insurers, Specialty Companies
Consumer Health Engagement	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial, U.S. Government	Brokers, Direct	National Insurers, Specialty Companies
Pharmacy Management	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial, U.S. Government	Brokers, Direct	National PBMs
Behavioral Health	Cigna Behavioral Health	Nationwide	GC, ER, ASO	U.S. Commercial	Brokers, Direct	National Insurers, Specialty Companies
Dental & Vision	Cigna Dental HealthCare	Nationwide	GC, ER, ASO	U.S. Commercial, U.S. Government	Brokers, Direct	Dental Insurers, National Insurers
(1)AZ, CO, FL, IL, KS, MO, NC, TN, TX, UT, VA
(2)AL, AZ, AR, CO, DE, FL, GA, IL, KS, MD, MS, MO, NC, NJ, PA, SC, TN, TX
(3)All states except MA and NY

Principal Products & Services
U.S. Commercial Medical
•Managed Care Plans are offered through our insurance companies, HMOs and TPA companies. HMO, Surefit, LocalPlus®, Network and Open Access Plus plans use meaningful cost-sharing incentives to encourage the use of “in-network” versus “out-of-network” health care providers. The national provider network for Managed Care Plans is somewhat smaller than the national network used with the PPO plan product line.
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
U.S. Government Medical
•Individual and Family Plans are primarily Patient Protection and Affordable Care Act (“ACA”) compliant exclusive provider organization ("EPO") or HMO plans marketed to individuals under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. Customers receive comprehensive health care benefits and have access to a local network of health care providers who have been selected with cost and quality in mind.
•Medicare Advantage Plans allow Medicare-eligible beneficiaries to receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. Our Medicare Advantage Plans include HMO and PPO plans marketed to individuals. A significant portion of our Medicare Advantage customers receive medical care from our value-based models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes and using timely and transparent data sharing.
•Medicare Stand-Alone Prescription Drug Products provide a number of prescription drug plan options, as well as service and information support, to Medicare eligible and dually eligible Medicaid customers, either directly to individuals or through a qualified employer group. Our stand-alone plans offer the coverage of Medicare combined with the flexibility to select a product that provides enhanced benefits and a formulary that meets an individual’s specific needs. Eligible beneficiaries benefit from broad network access and enhanced service intended to promote adherence, wellness and affordability for our eligible beneficiaries.
•Medicare Supplement Plans provide Medicare-eligible beneficiaries with federally standardized Medigap-style plans. Beneficiaries may select among the various plans with specific plan options to meet their unique needs and may visit, without the need for a referral, any health care provider or facility that accepts Medicare throughout the United States.
•Medicaid Managed Care provides both acute care and Long-Term Services and Supports ("LTSS") by integrating primary care, behavioral health care, pharmacy services and LTSS for individuals who are age 65 or older or adults who have a disability. LTSS includes services such as attendant care and day activity and health services. Members have access to a service coordinator who is responsible for coordinating acute care and LTSS for members.
Specialty Products and Services
•Pharmacy Management services and benefits can be combined with our medical offerings. The comprehensive suite of pharmacy management services available to clients and customers, utilizing Evernorth's capabilities, includes benefits management, specialty pharmacy services, clinical solutions, home delivery and certain health management services.
•Behavioral Health services consist of a broad national network of behavioral health providers which includes one of the largest virtual networks in the United States, behavioral health specialty case and utilization management, a crisis intervention line accessible anytime, employee assistance programs and work/life programs. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care as well as to provide resources that increase resiliency and address non-medical factors that affect overall well-being.
•Cost Containment Programs are designed to contain the cost of covered health care services and supplies. These programs reduce out-of-network utilization and costs, protect customers from balance billing and educate customers regarding the availability of lower cost in-network services. In addition, under these programs we negotiate discounts with out-of-network providers, review provider bills and recover overpayments. We charge fees for providing or arranging for these services. These programs may be administered by third-party vendors that have contracted with Cigna.
•Stop-Loss insurance coverage is offered to self-insured clients whose group health plans are administered by Cigna. Stop-loss insurance provides reimbursement for claims in excess of a predetermined amount for individuals, the entire group, or both.

•Consumer Health Engagement services are offered to customers covered under plans administered by Cigna or by third-party administrators. These services consist of an array of health management, disease management and wellness services. Our Medical Management programs include case, specialty and utilization management and a 24/7 Health Information line which ensures around the clock access to a medical professional. Our Health Advocacy program services include early intervention in the treatment of chronic conditions and an array of health and wellness coaching. We administer incentives programs designed to encourage customers to engage in health improvement activities.
•Dental & Vision solutions include dental HMO plans, dental PPO plans, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products on either an insured or self-insured basis as standalone products or in conjunction with medical products. Additionally, individual customers can purchase insured dental PPO plans as standalone products or in conjunction with individual medical policies.
Revenues: Fees and Premiums
•ASO. Plan sponsors (i.e., employers, unions and other groups) self-fund all claims, but may purchase stop-loss insurance to limit exposure. We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health services; disease management; utilization management; cost containment; dental and pharmacy benefit management. Approximately 84% of our U.S. Commercial medical customers are in ASO arrangements.
•Insured. In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state or federal laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review to determine whether they are adequate, not excessive and not unfairly discriminatory. In addition, the ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services (“HHS”) and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio (“MLR”) requirements are not met. The MLR represents the percentage of premiums used to pay claims and expenses for activities that improve the quality of care. In our individual business, premiums may also be adjusted as a result of the government risk adjustment program that accounts for the relative health status of our customers.
◦Guaranteed Cost Insurance. Premium rates are established at the beginning of a policy period and, depending on group size, may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders. We generally cannot subsequently adjust premiums to reflect actual claim experience until the next annual renewal. The policyholder does not participate, or share in, actual claim experience. We keep any experience surplus or margin if costs are less than the premium charged (subject to minimum medical loss ratio rebate requirements discussed above) and bear the risk for actual costs in excess of the premium charged. Approximately 10% of U.S. Commercial medical customers are in guaranteed cost arrangements.
◦Experience-rated Insurance. Premium rates are established at the beginning of a policy period and are typically based on prior claim experience of the policyholder. When claims and expenses are less than the premium charged (an “experience surplus” or “margin”), the policyholder may be credited for a portion of this experience surplus or margin. If claims and expenses exceed the premium charged (an “experience deficit”), we bear these costs. In certain cases, experience deficits incurred while the policy is in effect are accumulated and may be recovered through future policy year experience surpluses or margins. Approximately 5% of U.S. Commercial medical customers are in experience-rated arrangements.
◦Medicare Advantage. Premium rates are established at the beginning of a policy period based upon prior claim experience. We cannot subsequently adjust premiums to reflect actual claim experience until the next policy period. We receive fixed monthly payments from CMS for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. We also may earn additional revenue from CMS related to quality performance measures (known as ‘‘Star Ratings’’). See the ‘‘Executive Overview’’ section of our MD&A of this Form 10-K for additional discussion of our Star Ratings. Premiums may be received from customers when our plan premium exceeds the revenue received from CMS. The ACA requires Medicare Advantage plans to meet a minimum MLR of 85%. If the MLR for a CMS contract is less than 85%, we are required to pay a rebate to CMS and could be required to make additional payments if the MLR continues to be less than 85% for successive years.
See the “Business - Regulation” section of this Form 10-K for additional information about premiums, commercial MLR requirements and risk mitigation programs of the ACA.

Market Segments
•U.S. Commercial comprises employers from the following market segments:
◦National. Multistate employers with 5,000 or more U.S.-based, full-time employees. We offer primarily ASO funding solutions in this market segment.
◦Middle Market. Employers generally with 500 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees and Taft-Hartley plans and other groups. We offer ASO, experience-rated and guaranteed cost insured funding solutions in this market segment.
◦Select. Employers generally with 51-499 eligible employees. We usually offer ASO with stop-loss insurance coverage and guaranteed cost insured funding solutions in this market segment.
◦Small Group. Employers generally with 2-50 eligible employees. We offer guaranteed cost insured funding solutions in select geographies with a strategic partner, Oscar Health, in this market segment.
•U.S. Government comprises the following market segments:
◦Individual. Includes individuals under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. We offer guaranteed cost, medical ACA-compliant and dental plans in this segment.
◦Medicare. Includes individuals who are Medicare-eligible beneficiaries, as well as employer group sponsored pre- and post-65 retirees. We also have dual-eligible customers who receive both Medicare and Medicaid benefits. We receive revenue from CMS based on customer demographic data and health risk factors. In 2020, revenues from CMS were significant to the segment.
Primary Distribution Channels
•Brokers. Sales representatives distribute our products and services to a broad group of insurance brokers and consultants across the United States.
•Direct. Cigna sales representatives distribute our products and services directly to employers, unions and other groups or individuals across the United States. Various products may also be sold directly to insurance companies, HMOs and third-party administrators. This may take the form of in-person contact, telephone or group selling venues. Cigna also offers an online direct to consumer enrollment platform for our individual market segment.
•Private Exchanges. We partner with select companies that have created private exchanges where individuals and organizations can acquire health insurance. We actively evaluate private exchange participation opportunities as they emerge in the market and target our participation to those models that best align with our mission and value proposition.
•Public Exchanges. Cigna offers individual ACA-compliant policies through public health insurance exchanges in select geographies.
Competition
The primary competitive factors affecting our business are quality and cost effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of employers and their employees; total cost management; technology; and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and health management capabilities and array of product funding options are competitive advantages. We believe our focus on improving the health, well-being and peace of mind of those we serve, and how we deliver better affordability, predictability, and simplicity in health care will allow us to further differentiate ourselves.
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

Partnering to Deliver on the Promise of More Affordable, Predictable, Simple Health Care
Cigna’s strategy engages customers in their health, collaborates with providers to help them improve their performance and connects customers and providers through aligned health goals, incentives and actionable information to enable better decisions and outcomes. Our delivery strategy is designed to ensure our customers have access to the right care, in the preferred and appropriate setting at the right time. Fueled by advanced insights and predictive analytics, Cigna is committed to developing innovative solutions that span the health care delivery system and can be applied to different types of providers. Currently we have numerous collaborative arrangements with our participating health care providers that reach over 2.9 million customers and are actively developing new arrangements to support our strategy.
•Accountable Care Program. We have approximately 240 collaborative care arrangements with primary care groups built on the patient-centered medical home and accountable care organization (“ACO”) models. Our arrangements span 34 states and reach over 2.9 million customers. We have made adjustments to the program to deepen our partnerships in responding to the challenges and needs arising from the COVID-19 pandemic.
•Hospital Quality Program. We have contracts with 175 hospital systems, involving over 540 hospitals, with reimbursements tied to quality metrics.
•Specialist Programs. We have over 300 arrangements with specialist groups in value-based reimbursement arrangements. These arrangements include specialties in orthopedics, obstetrics and gynecology, cardiology, gastroenterology, oncology, nephrology and neurology. Arrangements include incentives for enhanced care coordination and episodes of care reimbursements for meeting cost and quality goals. We are expanding these programs to include bundled payment arrangements beginning with orthopedics.
•Independent Practice Associations. We have value-based physician engagement models in our Medicare Advantage business that allow physician groups to share financial outcomes with us. This clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.
•Participating Provider Network. We provide our customers with an extensive network of participating health care providers, hospitals and other facilities, pharmacies and providers of health care services and supplies. In most instances, we contract with them directly; however, in some instances, we contract with third parties for access to their provider networks and care management services. In addition, we have entered into strategic alliances with several regional managed care organizations to gain access to their provider networks and discounts.
•Virtual Care. We encourage access for customers through telehealth services as a way to support the patient/doctor relationship. Our telehealth coverage provides the flexibility for the customer to access their own medical and behavioral providers, as well as a network of telehealth providers for urgent care needs.
Industry Developments
See the “Industry Developments” section of the MD&A in this Form 10-K for discussion of key industry developments impacting this segment.

INTERNATIONAL MARKETS

Cigna’s International Markets segment has operations in over 30 countries or jurisdictions providing a full range of comprehensive medical and supplemental health, life and accident benefits to individuals and employers. Products and services include comprehensive health coverage, hospitalization, dental, critical illness, personal accident, term life, medical cost containment and variable universal life. In 2020, International Markets reported adjusted revenues of $5.9 billion and pre-tax adjusted income from operations of $900 million.
South Korea represents our single largest geographic market for International Markets. For information on this concentration of risk for the International Markets segment's business in South Korea, see "Other Items Affecting Results of International Markets" in the International Markets section of the MD&A located in Part II, Item 7 of this Form 10-K.

HOW WE WIN

·Offering a broad range of health and protection-related solutions to meet the needs of the growing middle class and globally mobile
·Leveraging deep consumer insights to drive product and service innovation
·Maintaining leading innovative, direct-to-consumer distribution capabilities
·Providing access to quality, affordable care through one of the largest global provider networks
·Implementing locally-licensed and compliant solutions managed by strong, locally-developed talent

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

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Key Relationships	Primary Distribution Channel(s)	Primary Competitors
Global Health Care	Cigna Global Health Benefits, Cigna Global Individual Health	Worldwide (except as limited by applicable law)	ER, GC, ASO	Multinational Companies, Inter-governmental and Non-governmental Organizations Globally mobile individuals	Brokers, Agents, Direct-to-Consumer	Global insurers
Local Health Care	Cigna, ManipalCigna, CignaCMB	United Kingdom, Spain, Hong Kong, India, China, Singapore, Middle East, Thailand	ER, GC, ASO	Employer Groups Individuals	Brokers, Agents, Direct-to-Consumer	Global insurers and local non-U.S. insurers
Supplemental Health, Life, & Accident	Cigna LINA Korea, CignaCMB, ManipalCigna, CignaFinans	Asia Pacific, India, Turkey	GC	Individuals	Affinity, Bancassurance, Brokers, Agents, Direct-to-Consumer	Global insurers and local non-U.S. insurers
Principal Products & Services
Global Health Care products and services include insurance and administrative services for medical, dental, pharmacy, vision and life, accidental death and dismemberment and disability risks. We are leading providers of products and services that meet the needs of multinational employers, intergovernmental and nongovernmental organizations and globally mobile individuals with a focus on keeping employees healthy and productive. The employer benefits products and services are offered through guaranteed cost, experience-rated and administrative services only funding solutions, while individuals purchase guaranteed cost coverage. For definitions of funding solutions, see “Revenues: Fees and Premiums” section in the “Business - U.S. Medical” section of this Form 10-K.
Local Health Care products and services include medical, dental, pharmacy and vision as well as life coverage. The customers of local health care businesses are employers and individuals located in specific countries where the products and services are purchased. These employer services can similarly be funded through a range of options; individuals purchase on a guaranteed cost basis.

Supplemental Health, Life and Accident Insurance products and services generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide stated benefit payments for certain specified health risks and include personal accident, accidental death, critical illness, hospitalization, travel, dental, dementia, cancer and other specified condition coverages. We also offer customers term and variable universal life insurance and certain savings products in select markets.
Competition
We anticipate that the competitive environment will continue to intensify as insurance and financial services providers more aggressively pursue expansion opportunities across geographies, particularly Asia. We believe competitive factors will include speed-to-market, customer insights, branding, product, distribution and service innovation, underwriting and pricing, efficient management of marketing and operating processes, commission levels paid to distribution partners, the quality of compliance functions, claims, network coverage and medical cost management and talent acquisition and retention. Additionally, in most overseas markets, perception of commitment to the market and financial strength will likely be an important competitive factor.
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
A global approach to underwriting risk management allows each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost-effective use of external reinsurance to limit our liability on a per event (catastrophe) basis.
Industry Developments and Other Items Affecting International Markets
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
Data privacy regulation has tightened in all markets in the wake of high-profile data privacy incidents, impacting affinity partner and customer attitudes toward direct marketing of insurance and other financial services. It has also placed an added emphasis on the importance of operational compliance. In addition to data privacy, consumer protection, specifically market conduct and culture, continues to be a focus for regulators in many markets.
Capital requirement standards continue to evolve with several markets implementing new capital regimes over the next few years.

GROUP DISABILITY AND OTHER

Group Disability and Other includes Cigna’s Group Disability and Life business which offers group long-term and short-term disability, and group life, accident, voluntary and specialty insurance products and services. Additionally, this segment includes COLI and the Company’s run-off operations. In 2020, Group Disability and Other reported adjusted revenues of $5.3 billion and pre-tax adjusted income from operations of $290 million.

On December 31, 2020, Cigna completed the sale of the Group Disability and Life business to New York Life Insurance Company for $6.2 billion. In connection with the sale, the substantial majority of our Group Disability and Life operating segment was sold to New York Life Insurance Company, and our continuing operations in voluntary products and services will be reported in the U.S. Medical segment following the sale.
Group Disability and Life
In 2020, our Group Disability and Life operating segment included our commercial long- and short-term disability products and our term life group insurance products. We also offered personal accident insurance and will continue to offer voluntary products and services.
Principal Products & Services
•Group Long-term and Short-term Disability insurance products generally provide a fixed level of income to replace a portion of wages lost due to disability. As part of our group disability insurance products, we also assisted employees in returning to work and employers with resources to manage the cost of employee disability.
•Leave Administration solutions help customers effectively manage workforce absence and provide coverage for paid leave.
•Group Term Life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof.
•Personal Accident Insurance coverage consists primarily of accidental death and dismemberment and travel accident insurance to employers.
•Voluntary Products and Services include plans that provide employers with administrative solutions designed to provide a complete and simple way to manage their benefits program. These voluntary offerings include accidental injury insurance, critical illness coverage and hospital care coverage, and provide additional dollar payouts to employees for unexpected accidents, hospitalization or more serious illnesses. Group voluntary products and services are not included in the sale of the Group Disability and Life business to New York Life and results of these products and services will be reported in the U.S. Medical segment starting with the first quarter of 2021.
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
Other Operations
Other Operations includes the following:
Corporate-Owned Life Insurance
The principal products of the COLI business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for financing employer-paid future benefit obligations. Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years. The contracts are primarily non-participating universal life policies. Fees for universal life insurance products consist primarily of mortality and administrative charges assessed against the policyholder’s fund balance. Interest credited and mortality charges for universal life and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience. To reduce our exposure to large individual losses, we purchase reinsurance from unaffiliated reinsurers.
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
In February 2013, we effectively exited the GMDB and GMIB business by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction and the arrangements that secure our reinsurance recoverables, see Note 10 to the Consolidated Financial Statements.
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

DATA, ANALYTICS AND TECHNOLOGY

Cigna’s investments in data, analytics and technology remain outcome-driven with a focus on driving affordability, simplicity, predictability and growth across all of our business platforms. We deliver value for our clients, customers and stakeholders by creating better health outcomes, improving customer experience and lowering total cost of care.
Data and Analytics. We conduct timely, rigorous and objective research and analysis that informs evidence-based medical and pharmacy benefit management and evaluates the clinical, economic and individual impact of enhanced benefit designs and programs. The combination of our predictive analytics, machine and deep learning capabilities create augmented intelligence that inform decision-making of our health care professionals. We anticipate needs and meet customers where they are, from predicting chronic diseases, to using data to reduce payment and claims fraud, optimizing whole person health and optimizing networks to improve provider access and assist members with care navigation.
We are uniquely positioned to create actionable intelligence by leveraging our rich, integrated data sets and providing differentiating outcomes. During 2020, we were able to leverage both internal and external data related to COVID-19 in order to enhance our ability to predict infections and hospitalizations, inform our operational preparedness and optimize care management to improve health outcomes for our customers, across each of our businesses.
Innovation remains at the forefront of our data, analytic and technology solutions. The advancement of our internal capabilities and strategic partnerships continues to produce new and more effective ways to close gaps in care, optimize treatment and improve outcomes. During 2020, significant continued technology integration delivered cost synergies and drove differentiated innovation in areas such as pharmacy supply chain, specialty pharmacy and retail networks. In the future, we expect continued value realization with focus on customer-facing systems and opportunities for enhanced value in specialty, claims and retail. (See Evernorth Intelligence Solutions section of the "Business - Evernorth" discussion of this Form 10-K for additional information on our intelligent solutions and capabilities).
Our data and analytics talent powers these differentiated capabilities through deep expertise in data management, business analytics, intelligence and data science, with ongoing investments in talent development, analytic and big data technologies enabled by Cigna Technology Services (see below), as well as innovative third party partnerships while ensuring controls are designed to protect sensitive client and customer information.
Technology. Cigna Technology Services enables the strategy by focusing on strong foundational technology services, delivery of a business-aligned technology project portfolio and creating technology solutions to differentiate us in the market. Our innovation continues to support three strategic areas: customer benefit administration and health journey; digital health; and care delivery and management. Our technology drives improved customer experience, increases engagement and advances population health through provider collaboration tools and enables delivery of advanced analytics and predictive intelligence to provide key areas of competitive advantage.

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
Our technology team, powered by approximately 7,000 employees and several thousand external resources working with our partners, supports the various information systems essential to our operations including the health benefit claims processing systems and specialty and home delivery pharmacy systems. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. We believe we have substantial capacity for growth in our United States pharmacy claims processing facilities. Our pharmacy technology platform allows us to safely, rapidly and accurately adjudicate over one billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care and our real-time safety checks help avoid hundreds of thousands of medication errors annually. The Cigna companies hold over 230 United States patents. We use these patents to protect our proprietary technological advances and to differentiate ourselves in the market.

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
We manage our investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short duration health care products to longer-term obligations associated with life insurance products and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment results are affected by the amount and timing of cash available for investment, economic and market conditions and asset allocation decisions. We routinely monitor and evaluate the status of our investments, obtaining and analyzing relevant investment-specific information and assessing current economic conditions, trends in capital markets and other factors such as industry sector, geographic and property-specific information.
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
Investing in Innovation
In addition to the portfolio investments in our general and separate accounts discussed above that support our insurance operations, we do targeted investing within the health care industry specifically. In 2018, Cigna committed $250 million to Cigna Ventures, our strategic corporate venture fund to invest in promising startups and growth-stage companies who, like us, are unlocking new growth possibilities in health care. Specifically, we invest in companies making groundbreaking progress in three strategic areas: insights / analytics, digital health / experience, care delivery / enablement. To date, Cigna Ventures has six venture capital partners and 14 direct investments. Through these deep partnerships we collaborate, innovate and develop new solutions that address critical market challenges of affordability, predictability and simplicity impacting the people we serve.

HUMAN CAPITAL MANAGEMENT

Cigna’s mission is to improve the health, well-being and peace of mind of those we serve by enabling affordable, predictable and simple health care. A global healthy and diverse workforce is essential to achieving our mission and our business growth strategies. We are continually investing in our global workforce to support our employees’ health and well-being, further drive diversity and inclusion, provide fair and market-competitive pay and foster their growth and development. As of the end of the 2020 fiscal year, we had approximately 73,700 employees, with 89% of our employees based in the United States. Almost all of our employees are full-time, with less than 2% of employees regularly working fewer than 30 hours per week.
Health, Well-Being and Other Benefits
Tending to our employees’ health, well-being and peace of mind is more than just our mission – it is a critical business imperative for our company. At Cigna, we believe that the provision of health and well-being benefits for our employees is our responsibility as an employer, and should not be outsourced to the government or other third parties. Ensuring that our employees have comprehensive health and well-being benefits is not only the right thing to do from a societal perspective – it is also one of the most important investments in our enterprise that we make each year. That is because we strongly believe that a healthy workforce is more productive, has fewer absences and is a critical enabler for us to drive our business and our strategy forward, thereby creating significant shareholder value. In 2020, Cigna invested approximately 17% of total payroll in health, well-being and other benefits, including life and disability programs, 401(k) contributions and retirement-related benefits for its employees in the United States.
In addition to traditional medical and pharmacy benefits, we provide mental health support to employees, including: employee assistance program (EAP) benefits that are free to all employees and to any member of their household, digital tools that provide access to education and therapy to help individuals build greater resilience and cope with stress, anxiety and depression.
Diversity, Equity & Inclusion
At Cigna, we take an expansive view of diversity including race, ethnicity, nationality, gender, veteran status, ability, sexual orientation and gender identity. As of the end of the 2020 fiscal year, 70% of our employees were women, and 37% of our employees in the United States were from underrepresented groups (which includes Black/African American, Hispanic or Latinx, Asian, Pacific Islander, American Indian/Alaskan and employees who identified as two races or more).
We are committed to fairness in pay and opportunity for all of our employees. Our compensation practices, which include benchmarking compensation by role, eliminating inquiries regarding applicants’ compensation history from the hiring process and monitoring for potential disparities, promote equity in pay. Our most recent pay equity analysis, conducted in 2020, showed that in the United States female employees at Cigna earn 99.9 cents for every dollar earned by similarly-situated male employees, and employees from underrepresented groups earn 99.7 cents for every dollar earned by similarly-situated white employees.
We are committed to attracting and recruiting key diverse talent across various leadership development programs and other entry level positions with the business. This success is rooted in strategic relationships with diverse student groups at our partner colleges and universities as well as our commitment to multiple national, regional and local organizations, which provide us focused recruiting opportunities with women, the LGBTQA+ community, military veterans and underrepresented minority groups.
Talent Acquisition, Development and Retention
Our talent acquisition and rewards strategies are designed to ensure we attract and retain skilled employees who are engaged in our mission. Our compensation program is rooted in market competitive base salaries and incentives that reward contributions that advance the Company’s strategy and mission. Our online learning platform and career development tools and events offer a broad range of training, education and development resources to all employees. In 2020, U.S. employees on average engaged in 53 hours of learning through these resources. Enterprise leadership development programs include New Leader Experience, Leading with Excellence, Transformative Leadership, Inclusive Leadership and Leaders in Transition. Cigna also offers an education reimbursement program for both full and part-time employees who meet the continuing education criteria. We believe these strategies and programs contribute to employee engagement and retention. In 2020, the voluntary turnover rate was 3.9% for exempt employees in the United States.

MISCELLANEOUS

•Revenues from U.S. Federal Government agencies, under a number of contracts, represent 15% of our consolidated revenues in 2020.
•The Company is not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents and generally all such business is subject to approval and acceptance.

REGULATION

The laws and regulations governing our business continue to increase each year and are subject to frequent change. We are regulated by federal, state and international legislative bodies and agencies, which generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals, which could materially impact the health care system. We expect continued legislative and regulatory debate of issues related to our businesses. As has become increasingly common with public policy reforms in the health services industry, executive, judicial or legislative intervention could alter, slow or eliminate the impact of any proposal following the related regulation’s promulgation, including, for example, the executive order issued in January 2021 regarding a regulatory freeze pending review which may delay or ultimately result in revision or repeal of various regulatory actions taken in 2020.
Many aspects of our business are directly regulated by federal and state laws and administrative agencies, such as the Department of Health and Human Services (“HHS”), Centers for Medicare and Medicaid Services (“CMS”), the Internal Revenue Service (“IRS”), the U.S. Departments of Labor (“DOL”), Treasury and Justice (“DOJ”), the Office of Personnel Management (“OPM”), the Federal Trade Commission (“FTC”), the U.S. Securities and Exchange Commission (“SEC”), the Office of the National Coordinator for Health Information Technology (“ONC”), state departments of insurance and state boards of pharmacy. Our business practices may also be shaped by judicial decisions.
In addition, aspects of our business are subject to indirect regulation. The self-funded benefit plans sponsored by our U.S. employer clients are regulated under federal law. These self-funded clients expect us to ensure that our administration of their plans complies with the regulatory requirements applicable to them.
Our business operations and the books and records of our regulated businesses are routinely subject to examination and audit at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL, IRS, OPM and comparable international regulators to assess compliance with applicable laws and regulations. Our operations are also subject to nonroutine examinations, audits and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be implicated in investigations of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the HHS Office of Inspector General (“HHS-OIG”), the DOJ, the DOL and other state, federal and international authorities. We may also be called upon by members of the U.S. Congress to provide information, including testifying before Congressional committees and subcommittees, regarding certain of our business practices. If Cigna is determined to have failed to comply with applicable laws or regulations, these examinations, audits, investigations, reviews, subpoenas and demands may:
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
Our international subsidiaries are subject to regulations in international jurisdictions, including in certain cases many regulations similar to the federal and state regulations described below, which are complex and where foreign insurers may face more rigorous regulations than their domestic competitors and may also be affected by geopolitical developments or tensions.
The laws and regulations governing our business, as well as the related interpretations, are subject to frequent change and can be inconsistent or in conflict with each other. Changes in our business environment are likely to continue as elected and appointed officials at the national and state levels continue to propose and enact significant modifications to existing laws and regulations. Even where we believe that we are in compliance with the various laws and regulations, any enforcement actions by federal, state or international government officials alleging non-compliance with these rules and regulations could subject us to penalties or restructuring or reorganization of our business. For a discussion of the risks related to our compliance with these laws and regulations see the Risk Factors section located in Part I, Item 1A of this Form 10-K. Management continues to be actively engaged with regulators and policymakers with respect to legislation and rulemaking.
COVID-19-related Regulatory Actions
In response to COVID-19 which was declared a pandemic by the World Health Organization in early 2020, U.S. federal and state governments have increasingly enacted new legislative and regulatory requirements, as well as provided flexibility to industry participants within existing legal requirements. These regulatory actions primarily provide for:
•client and customer premium relief to avoid the cancellation or non-renewal of policies;
•mandating or requesting waiver of customer cost-sharing and other related costs such as COVID-19 testing or treatment, as well as establishing provider reimbursement and vaccine immunizations coverage requirements;
•extending claims filing deadlines for providers, customers and facilities;
•mandating or encouraging waiver of customer cost-share related to telemedicine services, as well as requiring certain reimbursement levels for telemedicine providers to encourage its utilization;
•increasing the Medicare fee-for-service reimbursement for certain items and services;
•enacting coverage and reimbursement requirements at in-network levels for certain services received from out-of-network providers;
•clarification regarding permissible sharing of information and coordination among health care providers;
•revising or suspending the use of certain medical management procedures; and
•mandating prescription drug benefit administration requirements primarily related to formulary exceptions and restrictions, and prior authorization and prescription drug refill limits.
These actions are in effect for various durations, but generally track the different states of emergency that have been declared at the state and federal level. Of particular significance is the Public Health Emergency declared by the Secretary of HHS on January 31, 2020, which sets the effective period for certain of the requirements established through federal COVID-19 legislation, such as covering testing without cost sharing.
Patient Protection and the Affordable Care Act
The Patient Protection and Affordable Care Act (“ACA”) mandated broad changes to the U.S. health care system, including insured and self-insured health benefit plans and pharmacy benefit managers. Our business model is impacted by the ACA, including our relationships with current and future producers and health care providers, products, service providers and technologies. The provisions of the ACA imposed, among other things, certain assessments on health insurers, created health insurance exchanges for individuals and small group employers to purchase insurance coverage and implemented minimum medical loss ratios (“MLRs”) for our Medicare and commercial businesses. Certain states have adopted MLR requirements applicable to our commercial businesses that are more stringent than those established by the ACA. Other provisions of the ACA in effect include reduced Medicare Advantage payment rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage, extending coverage of dependents up to age 26, restrictions on differential pricing, enforcement mechanisms and rules related to health care fraud and abuse enforcement activities and certain pharmacy benefit transparency requirements. The employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the ACA) to full-time employees and their dependents, including children up to age 26, or be subject to penalties based on employer size. The ACA also changed certain tax laws to effectively limit tax deductions for certain employee compensation paid by health insurers. In December 2019, the federal government repealed the non-deductible health insurance industry fee effective for 2021, as well as repealing the enacted but never implemented 40% excise tax on certain employer-sponsored coverage (known as the “Cadillac Tax”) and the medical device tax.
In 2018, the DOL issued final rules that revised the definition of “employer” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) to make it easier for employers, including self-employed individuals, to form bona fide employer groups, all of whose employees would be counted in determining whether they were small or large groups for purposes of the ACA. While the regulation of these groupings by state insurance departments is not affected by the DOL’s final association health plan rules, the final rules have resulted in an increase in interest among employers, associations, producers and benefit consultants in forming new groupings for purposes of offering insured or self-funded group health plans.

Since its adoption, there have been several attempts to repeal or limit the utility of the ACA. Certain insurers, including Cigna, have sued the federal government for failure to pay cost-sharing subsidies (“CSR”) under the ACA. In the first set of consolidated appeals, the Court of Appeals for the Federal Circuit issued a decision on August 14, 2020, finding that (i) the CSR reimbursement provision of the ACA imposes an obligation on the government to pay, but (ii) the insurers’ damages must be reduced by the amount of additional premium tax credit payments that each insurer received as a result of the government’s termination of CSR payments. Our premium rates for the 2018, 2019 and 2020 plan years reflected a lack of government funding for cost-sharing reduction subsidies. The insurers filed petitions for rehearing en banc in the Federal Circuit and the court denied those petitions. On February 19, 2021, two insurers filed a petition seeking U.S. Supreme Court review. The matter remains unresolved and our case is stayed pending final resolution of the consolidated appeals, including the petition for writ of certiorari in the U. S. Supreme Court. In December 2017, U.S. tax reform legislation was signed into law that, among other things, reduced the “individual mandate” penalty for individuals without health insurance to zero dollars, effective January 1, 2019. As a result of this change, a federal district court has ruled that the “individual mandate” is unconstitutional and that the entire law must be struck down. On appeal, the Court of Appeals for the Fifth Circuit agreed that the “individual mandate” is unconstitutional but ordered the district court to reexamine whether the other provisions of the ACA can remain in effect. The California-led states and the U.S. House of Representatives filed petitions seeking to appeal the Fifth Circuit's ruling to the U.S. Supreme Court. The U.S. Supreme Court heard oral arguments on the appeals on November 10, 2020 and a decision is expected by the end of June 2021.
See Note 3 to the Consolidated Financial Statements for more information regarding accounting policies around the risk mitigation programs under the ACA.
Medicare and Medicaid Regulations
Through our subsidiaries, we offer individual and group Medicare Advantage, Medicare Prescription Drug (“Part D”) and Medicare Supplement products. We also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries. As part of our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. As a result, our ability to obtain payment (and the determination of the amount of such payments), market to, enroll and retain customers and expand into new service areas is subject to compliance with CMS’ numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion, review and enforcement. We offer Medicaid and dual-eligible products and participate in state Medicaid programs directly or indirectly through our clients who are Medicaid managed care contractors. We also perform certain Medicaid subrogation services and certain delegated services, including utilization management, for clients, which are regulated by federal and state laws. Our Medicaid and dual-eligible products are regulated by CMS and state Medicaid agencies audit our performance to determine compliance with contracts and regulations.
CMS evaluates Medicare Advantage plans and Part D plans under its “Star Rating” system. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventive services, chronic illness management, coverage determinations and appeals and customer satisfaction. A plan’s Star Rating affects its image in the market and plans that perform very well are able to offer enhanced benefits and market more effectively and for longer periods of time than other plans. Medicare Advantage plans’ quality-bonus payments are determined by the Star Rating, with plans receiving a rating of four or more stars eligible for such payments. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain four stars or greater. For example, beginning with Star Ratings for payment year 2024, CMS will place more emphasis on patient experience survey-based measures which could reduce Star Ratings predictability year over year. Additionally, as a result of the COVID-19 pandemic’s impact on 2020 care patterns and utilization, CMS finalized rules applying relief to Medicare Advantage and Part D Plan Star Ratings for payment year 2023 by utilizing the higher of the payment year 2023 or 2022 measure level Star Ratings.
CMS uses a risk-adjustment model which adjusts premiums paid to Medicare Advantage plans according to customers’ health status. The risk-adjustment model generally pays more where a plan's membership is expected to have increased costs because of the health status of its members. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a “national average risk profile.” That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient and physician providers to CMS within prescribed deadlines. We generally rely on providers, including certain providers who are employees, to appropriately document their claims and other submissions with appropriate diagnoses from which we extract hierarchical condition codes to submit to CMS as the basis for our payments received under the actuarial risk-adjustment model. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to the plans, which CMS adjusts for coding pattern differences between the health plans and the government fee-for-service program. In 2012, CMS released a payment methodology that provided for sample audit error rates to be extrapolated to the entire Medicare Advantage contract after comparing audit results with a similar audit of Medicare Fee for Service (the “FFS Adjuster”) and applying an FFS Adjuster to establish actuarial equivalency in payment rates as required by the Medicare statute. However, a methodology to calculate the FFS Adjuster was not finalized and CMS has, to date, not completed any Risk Adjustment Data Validation (“RADV”) audits using extrapolation.
On November 1, 2018, CMS released a proposed rule titled “Proposed Rule on Changes to MA and Part D Programs for CY 2020 and 2021” that would revise its RADV methodology for RADV audits of contract year 2011 and all subsequent years by, among other things, extrapolating the error rate related to RADV audit findings without applying the FFS Adjuster. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other Medicare Advantage organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019 and CMS is expected to act by November 2021. RADV audits for our contract years 2011 through 2015 are currently in process. It is uncertain whether CMS will finalize the rule as proposed. See below under “Federal and State Oversight of Government-Sponsored Health Care Programs” for a discussion of RADV audits.
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
We expect CMS, HHS-OIG, DOJ and other federal agencies to continue to closely scrutinize each component of the Medicare Advantage program and modify the terms and requirements of the program. Noncompliance with these laws and regulations may result in significant consequences, including fines and penalties, enrollment sanctions, exclusion from the Medicare and Medicaid programs, limitations on expansion and criminal penalties.
False Claims Act and Anti-Kickback Laws
Our products and services are also subject to the federal False Claims Act (the “False Claims Act”) and federal and state anti-kickback laws. Additionally, the federal government has made investigating and prosecuting health care fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks in return for customer referrals, billing for unnecessary medical services, upcoding and improper marketing. The regulations and contractual requirements in this area are complex, frequently modified and subject to administrative discretion and judicial interpretation.
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
Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws described below, for investigations and multistate settlements relating to financial incentives provided by drug manufacturers to pharmacies or payors in connection with “product conversion” or promotion programs. Other anti-kickback and referral laws may also be applicable including criminal and civil laws restricting illegal kickbacks and conflicts of interest in connection with an ERISA plan, the federal “Stark Law,” and various state anti-kickback restrictions.
In November 2020, HHS and HHS-OIG released a final rule which eliminates an anti-kickback regulatory safe harbor protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors or pharmacy benefit managers under the Medicare Part D program. The final rule creates two new safe harbors: (i) for price reductions by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care organizations that are reflected at the time of dispense and (ii) for fixed-fee service arrangements between manufacturers and pharmacy benefit managers. HHS-OIG has temporarily postponed the effective date of the new safe harbors to March 22, 2021. Additionally, HHS recently agreed to postpone the elimination of the aforementioned regulatory safe harbor to January 1, 2023.
Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery pharmacies, specialty pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient’s use of services. The ACA also includes several civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the HHS-OIG under certain circumstances.
Federal and State Oversight of Government-Sponsored Health Care Programs
Participation in government-sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur years after the provision of services. Risks include potential fines and penalties, restrictions on our ability to participate or expand our presence in certain programs and restrictions on marketing our plans. For example, with respect to our Medicare Advantage business, CMS and the HHS-OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including program audits and Risk Adjustment Data Validation Audits, which focus on compliance with proper coding practices. Certain of our contracts are currently subject to RADV audits by CMS and the HHS-OIG. CMS has announced that its goal is to subject all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. The DOJ is also currently conducting an industry-wide investigation of the risk adjustment data submission practices and business processes, including medical chart reviews and health exams, of Cigna and a number of other Medicare Advantage organizations under Medicare Parts C and D. See Note 21 to the Consolidated Financial Statements for more information.
For our Medicare Part D business, compliance with certain contractual provisions and regulatory requirements is subject to review by Recovery Audit Contractor audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments.
Government Procurement Regulations
We have a contract with the U.S. Department of Defense (“DoD”), which subjects us to applicable Federal Acquisition Regulations (“FAR”) and the DoD FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and our arrangements with other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the OPM, which includes various pharmacy benefit management standards.
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

Plans subject to ERISA can also be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law will continue to be subject to court interpretation, including by the U.S. Supreme Court.
Privacy, Security and Data Standards Regulations
Many of our activities involve the receipt or use of confidential health and other personal information. In addition, we use aggregated and de-identified data for our own research and analysis purposes and, in some cases, provide access to such de-identified data, or analytics created from such data, to pharmaceutical manufacturers and third-party data aggregators. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. There are also industry standards for handling credit card data known as the Payment Card Industry Data Security Standard, which are a set of requirements designed to help ensure that entities that process, store or transmit credit card information maintain a secure environment. Certain states have incorporated these requirements into state laws or enacted other requirements for using and disclosing personal information.
The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) impose minimum standards on health insurers, pharmacy benefit managers, HMOs, health plans, health care providers and clearinghouses for the privacy and security of protected health information. HIPAA regulations may also hold us liable for violations by our business associates (e.g., entities that provide services to health plans and providers). HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims. To the extent insurers offer plans through a public exchange, participants and their downstream entities such as pharmacy benefit managers must adhere to privacy and security standards for personally identifiable information and to impose standards that are at least as protective as those the exchange has implemented for itself. These standards may differ from, and be more stringent than, HIPAA.
The Health Information Technology for Economic and Clinical Health Act (“HITECH”) imposes additional contracting requirements for covered entities, the extension of privacy and security provisions to business associates, the requirement to provide notification to various parties in the event of a data breach of protected health information and enhanced financial penalties for HIPAA violations, including potential criminal penalties for individuals. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.
The federal Gramm-Leach-Bliley Act and its implementing regulations generally place restrictions on the disclosure of nonpublic information to nonaffiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their nonpublic personal information is used, including an opportunity to “opt out” of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law.
State and local authorities are increasingly focused on protecting individuals from identity theft and a number of states have adopted comprehensive data security laws and regulations requiring, among other things, certain minimum data security standards and security breach notifications that may apply to us in certain circumstances, as well as certain limitations on access to and use of personal information. Neither HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations which may differ in approach and enforcement. The California Consumer Privacy Act, which went into effect in January 2020, provides additional privacy rights for California residents although it generally does not apply to certain regulated data such as information covered by HIPAA. In November 2020, California further expanded privacy rights for California residents by enacting the California Privacy Rights Act which includes additional protections on sensitive personal information, creates new individual rights for residents and imposes additional requirements for those entities collecting personal information of California residents and their service providers beginning in 2023. We anticipate federal and state regulators to continue to enact legislation related to privacy and cybersecurity.
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
HHS, including the ONC, the Office for Civil Rights and CMS, has enacted regulations, and proposed additional regulations, to support the seamless and secure access, exchange and use of electronic health information by or between patients, enrollees and entities such as payers and health care providers. These regulations include, among others, proposed changes to HIPAA designed to promote greater patient access and control over health information maintained by health plans and health care providers and improve information sharing for case management and care coordination. Other interoperability regulations prohibit information blocking by certain entities and require certain regulated plans to make specified patient, clinical and plan-related data available to enrollees via interoperable technology and applications. These regulations apply to a variety of entities, including health plans like Medicare plans and qualified health plans, as well as health care providers, certified health information technology developers and health information networks and exchanges and generally require significant enhancements to information technology and data governance practices. The regulations and proposals demonstrate an increased interest in information sharing and will impact how industry participants, including us, comply with disclosure requirements and share information with individuals and other healthcare organizations. We continue to monitor developments and to submit comments on proposed regulations where appropriate.
In addition, international laws, rules and regulations governing the use and disclosure of personal information can be more stringent than in the United States, and they vary from jurisdiction to jurisdiction. The European Union’s General Data Protection Regulation (“GDPR”), which became effective May 2018, enhanced or created obligations regarding the handling of personal data relating to European residents, such as regarding notices, data protection impact assessments and individual rights, and provides for greater penalties for noncompliance than the previous European Directive or laws. In addition, many countries outside of Europe where we conduct business have implemented or may implement data protection laws and regulations, some of which include requirements modeled after those in the GDPR. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.
See Part I. Item 1A, “Risk Factors” for a discussion of the risks related to compliance with privacy and security regulations.
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
State and federal policymakers have taken actions intended to increase transparency and predictability of health care costs for consumers. For example, in October 2020, the HHS, the DOL and the Department of the Treasury issued a final rule that requires most group health plans and health insurance issuers in the individual and group markets to disclose price and cost-sharing information for all items and services to participants and enrollees. The cost-sharing information requirements under the rule take effect in a phased approach beginning January 1, 2023. In addition to providing personalized cost-sharing information, beginning January 1, 2022, health plans and health insurers must also publicly disclose (i) in-network provider negotiated rates, (ii) historical out-of-network allowed amounts and billed charges and (iii) in-network negotiated rates and historical net prices for all covered prescription drugs. Beginning in 2021, insurers will be able to receive credit in their MLR calculations for certain savings they share with enrollees. Separately, in December 2020, Congress passed the No Surprises Act which prohibits health care providers, in certain situations, from balance billing the patient and requires that they work directly with insurers to agree on out-of-network reimbursement, including utilizing an independent dispute resolution process outlined in the Act. The Act is effective January 1, 2022 and we expect regulations implementing the Act to be issued starting in 2021. Many states already have addressed balance billing, or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole.
Additionally, most states have consumer protection laws that have been the basis for investigations and multistate settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Such statutes have also been cited as the basis for claims or investigations by state attorneys general relative to privacy and data security.
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
Corporate Practice of Medicine and Other Laws
Many states in which our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the practice of medicine, fee-splitting between physicians and referral sources and similar issues vary widely from state to state. Under management agreements between certain of our subsidiaries and physician-owned professional groups, these groups retain sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed health care providers, developing operating policies and procedures, implementing professional standards and controls and maintaining malpractice insurance. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting and similar issues. However, any enforcement actions by governmental officials alleging noncompliance with these statutes could subject us to penalties or restructuring or reorganization of our business.
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
Pharmacy Benefit Management and Drug Pricing Regulation
Our pharmacy benefit management services are subject to numerous laws and regulations. These laws and regulations govern, and proposed legislation and regulations may govern, critical practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; certain pharmacy contracting practices including disclosure of cost information to customers; the receipt and retention of transmission fees from contracted pharmacies; use of, administration of, or changes to drug formularies, the use and disclosure of maximum allowable cost ("MAC") pricing, or clinical programs; “most favored nation” pricing, which provides that a pharmacy participating in a specific government program must give the program the best price the pharmacy makes available to any third-party plan; disclosure of data to third parties; drug utilization management practices; the level of duty a pharmacy benefit manager owes its clients or customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; disclosure of negotiated provider reimbursement rates; disclosure of negotiated drug rebates, calculation of certain customer cost-share for prescription drug claims; pricing that includes differential or spread (i.e., a difference between the drug price charged to the plan sponsor by a pharmacy benefit manager and the price paid by the manager to the dispensing provider); disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers’ drug utilization; and registration or licensing of pharmacy benefit managers.
We expect federal and state governments to continue to prioritize means of addressing out-of-pocket costs for consumers, particularly related to prescription drug costs. Policy proposals, issued via regulation or legislation, vary broadly in their approaches to achieve that goal. At the federal level, several executive orders were issued in 2020. Although the orders did not contain any policy changes that take effect immediately, they directed agencies to pursue regulations intended to expand access to affordable prescription drug medication through various methods. Resulting regulations from HHS and its agencies: outlined paths for certain prescription drugs to be imported from Canada under the Federal Food, Drug and Cosmetic Act, effective November 30, 2020; amended the anti-kickback safe harbors to eliminate the regulatory safe harbor protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors or pharmacy benefit managers under the Medicare Part D program effective January 2023 and created new safe harbors related to point-of-sale price reductions and fixed-fee service arrangements, as described above under the heading “Anti-Kickback and Referral Laws;” issued rules intended to implement a program to make insulin and epinephrine available at participating federally qualified health centers at pricing under the Public Health Service Act Section 340B program effective March 22, 2021; and established a demonstration of the most favored nation international pricing model, an approach to international reference pricing, for Medicare Part B drugs which was subsequently halted by court intervention. As noted earlier, the executive order issued in January 2021 regarding a regulatory freeze pending review may delay or ultimately result in revision or repeal of various actions taken in response to the 2020 executive orders.
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
Some states have enacted statutes regulating the use of MAC pricing. These statutes, referred to as “MAC Transparency Laws,” generally require pharmacy benefit managers to disclose specific information related to MAC pricing to pharmacies and provide certain appeal rights for pharmacies. MAC Transparency Laws also restrict the application of MAC and may require operational changes to maintain compliance with the law. Some states have also enacted laws regulating pharmacy pricing and protecting the profitability of pharmacies for dispensing certain MAC-priced drugs. Some states have enacted laws requiring that the customer cost-share for a prescription drug claim not exceed certain price points, such as the pharmacy’s usual and customary charge or its contracted reimbursement for the drug. In a recent Supreme Court decision, the Court found that certain MAC Transparency Laws may be applied by states to ERISA plans in addition to health plans regulated by the applicable state. We continue to assess the impact of the decision on other state laws seeking to regulate pharmacy benefit management services.
In March 2018, the NAIC adopted changes to the Health Carrier Prescription Drug Benefit Management Model Act. The changes address issues relating to (i) transparency, accuracy and disclosure regarding prescription drug formularies and formulary changes during a policy year; (ii) accessibility of prescription drug benefits using a variety of pharmacy options; and (iii) tiered prescription drug formularies and discriminatory benefit design. While the actions of the NAIC do not have the force of law, they are used as a template to influence states to adopt laws based on the model legislation. An enhanced NAIC model act on pharmacy benefit manager licensure and regulation was adopted by a subgroup of the NAIC subject to a thirty day comment period with further consideration expected to occur in 2021.
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
Pharmacy Regulation
Our home delivery and specialty pharmacies also subject us to extensive federal, state and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy. We are licensed to do business as a pharmacy in the states in which our pharmacies are located. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or a similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state where the pharmacy is located, although some states require compliance with certain laws in that state as it impacts or relates to drugs distributed or dispensed into that state.

Our various pharmacy facilities also provide services under certain Medicare and state Medicaid programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and are required to adhere to certain requirements applicable to Medicare Part D. Additionally, we are subject to CMS rules regarding the administration of our Medicare plans and pricing between our plans and related parties, including our pharmacy business.
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
Financial Reporting, Internal Control and Corporate Governance
Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries’ operations and financial statements are subject to examination by such agencies. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the NAIC with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.
Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds
Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. Some states have similar laws relating to HMOs and other payors, such as consumer operated and oriented plans (co-ops) established under the ACA. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty funds and other assessments, see Note 21 to the Consolidated Financial Statements.
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
Marketing, Advertising and Products
In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required by most states to file and secure regulatory approval of products prior to the marketing, advertising and sale of such products.
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
Certain states have adopted pharmacy benefit management registration, licensure or disclosure laws. In addition to registration laws, some states have adopted legislation mandating disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, as well as prescribing processes for prescription switching programs and client and provider audit terms.
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
In particular, in South Korea, regulators are focused on protecting the rights of individual customers by enforcing “Treating Customers Fairly” concepts. This regulatory focus has resulted in rigorous data localization requirements, network separation obligations and system monitoring restrictions, as well as obligations to closely monitor marketing communications and sales scripts. Anti-money laundering requirements in South Korea and other countries where we do business also may impose obligations to collect certain information about each customer at time of sale or to risk rank each customer to determine possible future money laundering risk.
The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official or employee to obtain or retain business or otherwise secure a business advantage. Outside of the United States, we may interact with government officials in several different capacities: as regulators of our insurance business; as clients or partners who are state-owned or partially state-owned; as health care providers who are employed by the government; as hospitals that are state-owned; and as officials issuing permits in connection with real estate transactions. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and DOJ have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010 applies to all companies with a nexus to the United Kingdom. Under this act, any voluntary disclosures of FCPA violations may be shared with United Kingdom authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. Other countries in which we do business also have anti-corruption laws to which we are subject.

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
The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives. Successfully executing on these initiatives depends on a number of factors, including our ability to:
•differentiate our products, services and solutions from those of our competitors;
•develop, introduce and partner to bring forward new and innovative products, solutions or programs that focus on improving patient outcomes and assist in controlling costs or are in response to government regulation and the increased focus on consumer-directed products;
•develop and create data and analytic solutions to support and improve outcomes for our products, services and solutions, including creating and developing solutions and services through partnerships with other industry participants;
•grow our product portfolio, expand our addressable markets and identify and introduce the proper mix, coordination or integration of products that will be accepted by the marketplace;
•evaluate drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary;
•offer cost-effective home delivery pharmacy and specialty services;
•access or continue accessing key drugs and successfully penetrate key treatment categories in our specialty pharmacy business;
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
•manage our medical, pharmacy, administrative and other operating costs effectively; and
•contract with health care providers, pharmacy providers and pharmaceutical manufacturers on favorable terms.
For our strategic initiatives to succeed, we must effectively collaborate across our operations, integrate our acquired businesses, actively work to ensure consistency throughout the organization and promote a global mind-set along with a focus on individual customers and clients. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. We will be unable to rapidly respond to competitive, economic and regulatory changes if we do not make important strategic and operational decisions quickly, define our appetite for risk, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly. If these initiatives fail or are not executed effectively, our consolidated financial position and results of operations could be negatively affected.
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
•strategic alliances;
•new or alternative business models or new government options or offerings;
•continuing consolidation among physicians, hospitals and other health care providers, as well as changes in the organizational structures chosen by physicians, hospitals and health care providers;

•new market entrants, including those not traditionally in the health service industry;
•the ability of larger employers and clients to contract directly with providers;
•technological changes and rapid shifts in the use of technology, such as telehealth;
•the impact or consequences of legislation or regulatory changes;
•changes in the United States Postal Service or the consolidation of shipping carriers;
•increased drug acquisition cost or unexpected changes to drug pricing trend;
•changes in the generic drug market or the failure of new generic drugs to come to market; or
•changes in utilization of health care, prescription drugs or other covered services and items, including under risk-based contracts in the health benefit management market and for those businesses that utilize risk adjustment methodology.
Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.
The scale, scope and duration of the COVID-19 pandemic continues to be unknown and the overall impact on our business, operating results, cash flows or financial condition has been and may continue to be material.
The COVID-19 pandemic has adversely affected global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic has in some instances, and may continue to, heighten the potential adverse effects on our business, operating results, cash flows or financial condition as described below or in other risk factors within this section of the Form 10-K including, but not limited to, the likelihood of and impact from:
•unfavorable economic conditions on our clients and customers (both employers and individuals), health care providers, pharmaceutical manufacturers, pharmacy providers and third-party vendors, as well as federal and state entities and programs;
•changes in medical claims submission and processing patterns or procedures; changes in customer base and product mix; changes in utilization of prescription drugs, medical or other covered items or services, including increased behavioral health services utilization; changes in medical cost trends; changes in our health management practices; and the introduction of new benefits and products causing actual claims to exceed our estimates;
•changes in health care utilization patterns, provider billing practices and other external events that we cannot forecast or project and over which we have little or no control impacting our ability to accurately predict, price for and manage health care costs and ultimately our profitability, including impacts from care deferral on, among other things, risk adjustment revenue and acuity of future care;
•increased costs or reductions in revenue, including costs for COVID-19-related care, testing and treatment and related cost-share waivers for our customers; vaccine and other coverage mandates; and support for employees, clients, customers and providers;
•significant disruptions in service within our operations or among our key suppliers or other third parties, including decreased worker productivity and operational and sales disruptions, including as a result of remote working arrangements, increased medical, emergency or other leave, quarantines, government actions or restrictions;
•compliance with substantial government regulation, including privacy and security requirements associated with providing telehealth and remote care options for individuals and new laws or regulations or changes in existing laws or regulations, such as vaccine and coverage mandates and premium deferrals, which laws or regulations may vary significantly by jurisdiction;
•prioritization of matters relating to COVID-19 resulting in delays in responsiveness by regulatory agencies and other third parties in matters arising in the ordinary course of business;
•cyberattacks or other privacy or data security incidents, including as a result of the transition to a remote work environment by substantially all of our workforce and the workforces of third parties with whom we contract;
•significant shifts in the structure of the industry which could alter dynamics and, if we fail to adapt, negatively impact our business;
•risks inherent in foreign operations, including political, legal, operational, regulatory, economic and other risks;
•economic and market conditions affecting the value of our financial instruments and the value of particular assets and liabilities; and
•fluctuations in equity market prices, interest rates and credit spreads limiting our ability to raise or deploy capital and affecting our overall liquidity.
Additionally, if we do not respond appropriately to the pandemic, or if our clients or customers do not perceive our response to be adequate, we could suffer damage to our reputation, which could adversely affect our business.
We believe COVID-19’s adverse impact on our business, operating results, cash flows or financial condition will be driven primarily by the severity and duration of the pandemic, including the impact of the breadth and timing of implementation and the efficacy and costs of vaccination programs, the pandemic’s impact on our employees, clients, customers, suppliers and partners, as well as the U.S.

and global economies and the continued actions taken by governmental authorities and other third parties in response to the pandemic. Those primary drivers are largely beyond our knowledge and control, and may be more adverse than our current expectations. Given these uncertainties, we cannot estimate the full impact COVID-19 will have on our business, operating results, cash flows or financial condition, but the adverse impact could be material.
Our failure to compete effectively, to differentiate our products and services from those of our competitors and maintain or increase market share could materially adversely affect our results of operations, financial position and cash flows.
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments and other market factors. In particular markets, our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Our clients are well informed and organized and can easily move between our competitors and us. Our Express Scripts client contracts generally have three-year terms and may be subject to periodic renegotiation of pricing terms based on market factors. As described in greater detail in the description of our business in Item 1 of this Form 10-K, one of our key clients in the Evernorth segment is the United States Department of Defense. If one or more of our large clients terminates or does not renew a contract for any reason, including as a result of being acquired, or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our results of operations could be adversely affected and we could experience a negative reaction in the investment community resulting in decreases in the trading price of our securities or other adverse effects.
Our success depends, in part, on our ability to compete effectively in our markets, set prices appropriately in highly competitive markets to keep or increase our market share, increase customers as planned, differentiate our business offerings by innovating and delivering products and services that provide enhanced value to our customers, provide quality and satisfactory levels of service and retain accounts with favorable medical cost experience or more profitable products versus retaining or increasing our customer base in accounts with unfavorable medical cost experience or less profitable products.
We must remain competitive to attract new customers, retain existing customers and further integrate additional product and service offerings. To succeed in this highly competitive marketplace, it is imperative that we maintain a strong reputation. The negative reputational impact of a significant event, including a failure to execute on customer or client contracts or strategic or operational initiatives, failure to comply with applicable laws or regulations, or failure to innovate and deliver products and services that demonstrate greater value to our customers, could affect our ability to grow and retain profitable arrangements, which could have a material adverse effect on our business, results of operations, financial position and cash flows.
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
Federal and state regulatory agencies may restrict or prevent entirely our ability to implement changes in premium rates. Fiscal or other concerns related to the government-sponsored programs in which we participate, such as Medicare Advantage plans and Medicare Part D plans, may cause decreasing reimbursement rates, delays in premium payments, restrictions on implementing changes in premium rates or insufficient increases in reimbursement rates. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of customers or clients resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.
Premiums in the U.S. Medical segment are generally set for one-year periods and are priced well in advance of the date on which the contract commences or renews. Our revenue on Medicare Advantage plans, Individual and Family Plans (“IFP”) and Medicare Part D plans is based on rates and bids submitted midyear in the year before the contract year. Although we base the premiums we charge and our Medicare Advantage, IFP and Medicare Part D rates and bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate in setting premiums. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, including changes in regulations, as well as provider billing practices and changes in customers’ health care utilization patterns, which may, among other things, impact our ability to appropriately document their health conditions. Our participation in health insurance exchanges through our IFP offerings involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results.
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
We maintain and record medical claims reserves on our balance sheet for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience, but this estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns or procedures, changes in customer base and product mix, changes in the utilization of prescription drugs, medical or other covered items or services, changes in medical cost trends, changes in our health management practices, changes in regulations and the introduction of new benefits and products. If we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. Additionally, we must estimate the amount of rebates payable by us under the ACA’s and CMS’ minimum loss ratio rules and the amounts payable by us to, and receivable by us from, the United States federal government under the ACA’s remaining premium stabilization program. Because establishing reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves which may adversely affect our results of operations, financial position and cash flows.
If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other health service providers and with producers and consultants, our business and results of operations may be adversely affected.
We contract with or employ physicians, hospitals and other health service providers and facilities to provide health services to our customers. Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health service providers may enter into exclusive arrangements with competitors or simply refuse to contract with us, demand higher payments or take other actions that could result in higher medical costs or less desirable products or services for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multispecialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially adversely affected. Additionally, certain regulations may impact our ability to obtain competitive prices. Establishing collaborative arrangements with physician groups, specialist groups, independent practice associations, hospitals and health care delivery systems is key to our strategic focus to transition from volume-based fee-for-service arrangements to a value-based health care system. If such collaborative arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our attractiveness to customers may be reduced and our ability to profitably grow our business may be adversely affected.
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

Out-of-network providers are not limited by any agreement with us in the amounts they bill. While benefit plans place limits on the amount of charges that will be considered for reimbursement and regulations seek to prescribe payment levels, establish methodologies and dispute resolution processes, out-of-network providers are increasingly sophisticated and aggressive. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.
Additionally, certain of our products and services are sold in part through nonexclusive producers and consultants for whose services and allegiance we compete. Our sales could be materially adversely affected if we are unable to attract, retain and support such independent producers and consultants or if our sales strategy is not appropriately aligned across distribution channels.
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
If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be adversely affected.
More than 67,700 pharmacies participated in one or more of our networks as of December 31, 2020. The ten largest retail pharmacy chains represent approximately 64% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally nonexclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers’ access to retail pharmacies or our business could be materially adversely affected. The entry of one or more additional large pharmacy chains into the pharmacy benefit management business, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
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
•acts of civil unrest, war and terrorism, as well as other political and economic conflicts such as through imposition of economic or political sanctions;
•man-made disasters, natural disasters and pandemics, such as the COVID-19 pandemic, in locations where we operate; and
•general economic and political conditions.
These factors may increase in significance as we continue to expand globally and operating in new foreign markets may require considerable management time before operations generate any significant revenues and earnings. Any one of these challenges could negatively affect our operations or long term growth. For example, due to the concentration of our international business in South Korea, the International Markets segment is exposed to potential losses resulting from economic and regulatory changes in that country and the geopolitical climate in the Korean Peninsula, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and our consolidated financial results.
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
Strategic transactions involve risks and we may not realize the expected benefits because of integration difficulties, underperformance relative to our expectations and other challenges.
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
Our ability to achieve the anticipated benefits of strategic transactions, including synergies, cost savings, innovation and operational efficiencies, is subject to numerous uncertainties and risks, including our ability to successfully combine or separate business operations, resources and systems, including data security systems and internal financial control standards, in an efficient and effective manner. Integration and separation activities may result in additional and unforeseen expenses, and the anticipated benefits may not be fully realized or may take longer to realize than expected. These activities are complex, costly and time-consuming and may divert management’s attention from ongoing business concerns. Delays or issues encountered in these activities could have a material adverse effect on the revenues, expenses, operating results and financial condition of the company.
Strategic transactions could result in increased costs, including facilities and systems consolidation or separation costs and costs to retain key employees, decreases in expected revenues, earnings or cash flows and goodwill or other intangible asset impairment charges. As of December 31, 2020, our goodwill and other intangible assets had a carrying value of approximately $80 billion, representing 51% of our total consolidated assets. The value of our goodwill may be materially and adversely impacted if the businesses we acquire do not perform in a manner consistent with our assumptions. Future evaluations requiring an impairment to goodwill and other intangible assets could materially affect our results of operations and shareholders’ equity in the period in which the impairment occurs. A material decrease in shareholders’ equity could negatively impact our debt ratings or potentially impact our compliance with existing debt covenants. In addition, the trading price of our securities may decline if, among other things, we are unable to achieve our estimates of earnings growth and operational cost savings, or the transaction costs related to acquisitions, integrations or divestitures are greater than expected. The trading price also may decline if we do not achieve the perceived benefits of a transaction as rapidly or to the extent anticipated by financial or industry analysts.
Additionally, joint ventures and equity investments present risks that are different from acquisitions, including risks related to: specific operations and finances of the businesses we invest in, selection of appropriate parties, differing objectives of the various parties, competition between and among parties, compliance activities (including compliance with applicable CMS requirements), growing the business in a manner acceptable to all the parties, maintaining positive relationships among the parties, clients and customers, initial and ongoing governance of joint ventures and customer and business disruption that may occur upon a joint venture termination.
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
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, data centers and corporate facilities, processing new and renewal business, maintaining appropriate shipment and storage conditions for prescriptions (such as temperature and protection from contamination) and home delivery processing. In some instances, our ability to provide services or products (including processing and dispensing prescriptions) depends on the availability of services and products provided by suppliers, providers, pharmaceutical manufacturers, vendors or shipping carriers. A disruption, or threat of disruption, in our supply chain, including as a result of the COVID-19 pandemic, or inability to access or deliver products that meet requisite quality safety standards in a timely and efficient manner could adversely impact our business. Additionally, any failure or disruption of our performance of, or our ability to perform, key business functions, including through unavailability or cyberattack of our information technology systems or those of third parties, could cause slower response times, decreased levels of service satisfaction and harm to our reputation. Our information technology and other systems interface with and depend on third-party systems and we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and clients, which could have material adverse effects on our business and results of operations.
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
In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us, our customers or other third parties could expose our customers' private information and our customers to the risk of financial or medical identity theft. Unauthorized dissemination of confidential and proprietary information about our business and strategy could also negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual obligations and violate applicable laws. These events would negatively affect our ability to compete, others’ trust in us, our reputation, customer base and revenues and expose us to mandatory disclosure requirements, litigation and other enforcement proceedings, material fines, penalties or remediation costs and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.
In managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities, we may be subject to additional liability that could result in significant time and expense.
In addition to contracting with physicians and other health care providers for services, we employ physicians, pharmacists, nurses and other health care providers at our home delivery and specialty pharmacies, onsite low acuity and primary care practices and infusion clinics that we manage and operate for our customers, as well as certain clinics for our employees. We also provide in-home care through health care providers that we employ, as well as, through third-party contractors. As such, we may be subject to liability for certain acts, omissions, or injuries caused by our employees or agents, or occurring at one of these practices, pharmacies or clinics. The defense of any actions may require the diversion of personnel and other resources and the incurrence of significant costs that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
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
We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. There are currently pending, and in the future there will likely be, legislative or regulatory proposals which seek to manage the health services industry, including managing prescription drug costs and health records, as well as regulating drug distribution. We expect federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system. In addition, changes to government policies not specifically targeted to the health services industry, such as a change in tax laws and the corporate tax rate or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity. The trading price of our securities may react to the announcement of such proposals. We are unable to predict whether any such proposals will be enacted, or the specific terms thereof, including their effect on our operations; however, certain of these proposals could, if enacted, adversely impact our business and results of operations.
Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer and where we offer them, restrict revenue and enrollment growth, increase our costs, including medical, operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. For example, a decision invalidating the ACA or portions thereof could result in material changes to the way we conduct our business, as well as the loss of subsidies related to our IFP offerings. We are required to obtain and maintain insurance and other regulatory approvals to, among other things, market many of our products, expand into additional geographic or product markets, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability.

Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to regulatory changes may have a material adverse effect on our results of operations, financial condition and cash flows.
For more information on regulations affecting our business, see “Business – Regulation” in Part I, Item 1 of this Form 10-K.
There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, compliance with government contracts and increased regulatory oversight and enforcement.
Through our U.S. Government business, we contract with CMS and various state governmental agencies to provide managed health care services including Medicare Advantage plans and Medicare Part D plans. Additionally, our Evernorth business provides services to government entities and payers participating in government health care programs.
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
The Medicare program has been the subject of regulatory reform initiatives. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of factors, some of which are outside our control. For example, the base premium rate paid differs depending upon a combination of various factors such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Additionally, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market and plans that perform well are able to offer enhanced benefits, market more effectively and for longer periods of time than other plans. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. Our Medicare Advantage plans’ and Medicare Part D plans’ operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. There can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our Star Ratings. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership or impact our financial performance. See Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Information – Industry Developments and Other Matters Affecting our Evernorth and U.S. Medical Segments for additional information on our Star Ratings.
Additionally, if we fail to comply with CMS’ contractual requirements, including data submission, enrollment and marketing, provider network adequacy, provider directory accuracy, quality measures, claims payment, continuity of care, timely and accurate processing of appeals and grievances, oversight of first tier downstream and related entities and call center performance, we may be subject to administrative actions, including enrollment sanctions or contract termination, fines or other penalties that could impact our profitability. As described under “Business – Regulation” in Part I, Item 1 of this Form 10-K, on November 1, 2018, CMS released a proposed rule that would revise its RADV methodology and, if adopted in its current form, could result in some combination of degraded plan benefits, higher monthly premiums or reduced choice for the population served by all Medicare Advantage insurers. While it is uncertain whether CMS will finalize the rule as proposed, if adopted, it could have a material impact on the Company’s future results of operations.
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
Court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial noneconomic or punitive damages may be sought. We procure insurance coverage to cover some of these potential liabilities, however we also self-insure a significant portion of our litigation risks. While we maintain some third-party insurance coverage, including excess liability insurance with third-party insurance carriers, certain liabilities or types of damages, such as punitive damages, may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. Resolving disputes is often expensive and disruptive, regardless of the outcome. Additionally, it is possible that the resolution of current or future legal matters and claims could result in changes to our industry and business practices, losses material to our results of operations, financial condition and liquidity or damage to our reputation.
We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare and pharmacy departments, attorneys general, DOJ, CMS, DOL and the OIG and comparable authorities in foreign jurisdictions. Additionally, we are, and may in the future be, subject to qui tam actions in which the government may or may not intervene. With respect to our Medicare Advantage and Medicare Part D businesses, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. Certain of our contracts are currently subject to RADV audits by CMS and the OIG. The DOJ is conducting an industry-wide investigation of the risk adjustment data submission practices and business processes, including review of medical charts and health exams, of Cigna and a number of other Medicare Advantage organizations under Medicare Parts C and D. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health services industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other federal and state governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.
In addition, various government agencies have conducted investigations and audits into certain pharmacy benefit management practices. Many of these investigations and audits have resulted in other companies being subject to civil penalties, including the payment of money and entry into corporate integrity agreements. We cannot predict what effect, if any, such government investigations and audits may ultimately have on us or on the industry in general. However, we will likely continue to experience government scrutiny and audit activity, which has and may in the future result in civil penalties.
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
A description of material pending legal actions and other legal and regulatory matters is included in Note 21 to the Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially adversely affected.
Most of our activities involve the receipt, use, storage or transmission of a substantial amount of individuals’ protected health information and personally identifiable information. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such de-identified data, or analytics created from such data, to pharmaceutical manufacturers and third-party data aggregators and analysts. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. We are also subject to various other consumer protection laws that regulate our communications with customers. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. International laws, rules and regulations governing the use and disclosure of such information, such as the GDPR, can be more stringent than in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders and domestic privacy and data protection laws are generally becoming more onerous.
These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data security and privacy is increasingly demanding. Compliance with existing or new privacy, security and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For more information on privacy regulations to which we are subject, see “Business – Regulation” in Part I, Item 1 of this Form 10-K.
HIPAA requires covered entities to comply with the HIPAA privacy, security and breach rules. In addition, business associates must comply with the HIPAA security and breach requirements. While we endeavor to provide appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain sensitive personal information in order to provide services to these customers. HHS administers an audit program to assess HIPAA compliance efforts by covered entities and business associates. In addition, HHS continues to exercise its enforcement authority, such as enforcement actions resulting from investigations brought on by notification to HHS of a breach. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position, cash flows and reputation.
Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of protected personal information, whether by us or by one of our third-party service providers, could materially adversely affect our business and reputation, including our results of operations, financial position and cash flows.
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

Economic Risks
Economic and market conditions affect the value of our financial instruments and the value of particular assets and liabilities, investment income and interest expense.
As an insurer, we have substantial investment assets that support insurance and contractholder deposit liabilities and surplus requirements in our regulated companies. The market values of our investments vary depending on economic and market conditions with no offsetting change in the value of a majority of our liabilities. A substantial portion of our investment assets are in fixed interest-yielding debt securities of varying maturities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions. A rise in interest rates would likely reduce the value of our investment portfolio, increase interest expense on our indebtedness and increase investment income as investment assets mature and are replaced. In addition, an economic contraction could result in delay in payment of principal or interest by issuers, or defaults by issuers, reducing our investment income and requiring us to write down the value of our investments.
Significant stock market or interest rate declines could result in additional unfunded pension obligations resulting in the need for additional plan funding by us and increased pension expenses.
We currently have unfunded obligations in our frozen pension plans. A significant decline in the value of the plans’ equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We are also exposed to interest rate and equity risk associated with our pension obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 15 to the Consolidated Financial Statements for more information on our obligations under the pension plans.
A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and could negatively affect our ability to access capital.
Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically and there can be no assurance that current ratings will be maintained in the future. A downgrade of any of these ratings in the future could make it more difficult to either market our products successfully or raise capital to support business growth.
We maintain significant indebtedness in the ordinary course of business and may incur further indebtedness in the future. Our indebtedness could adversely affect our financial condition, our ability to react to changes in the economy or our industry and could divert our cash flow from operations for debt service costs, leaving us with less cash flow from operations available to fund growth, stock repurchases, dividends and other corporate purposes.
The total indebtedness of Cigna was approximately $32.9 billion as of December 31, 2020. Carrying indebtedness:
•requires us to dedicate a portion of our cash flow from operations to debt payments, thereby reducing the availability of cash flow to fund our operations and growth strategy, including investments, acquisitions and capital expenditures, make stock repurchases, pay dividends and for general corporate purposes;
•increases our vulnerability to general adverse economic and industry conditions, which may require us to dedicate an even greater percentage of our cash flow from operations to the payment of principal and interest on our debt and limit our access to capital markets such that additional capital may not be available or may be available only on unfavorable terms;
•exposes us to increases in interest rates to the extent increased interest expense is not offset by increased income from our investment assets; and
•limits our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry.
The covenants in our debt instruments may have the effect, among other things, of restricting our financial and operating flexibility to respond to significant changes in business and economic conditions. We may incur or assume significantly more debt in the future which may subject us to additional restrictive covenants and increase the risks described above. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek additional dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.
Many factors, including geopolitical issues, future economic downturns, natural disasters and pandemics, availability and cost of credit and other capital and consumer spending can negatively impact the U.S. and global economies. Our results of operations could be materially adversely affected by the impact of unfavorable economic conditions on our clients and customers (both employers and individuals), health care providers, pharmacy manufacturers, pharmacy providers and third-party vendors. For example:
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
•A prolonged unfavorable economic environment could adversely impact the financial position of hospitals and other health care providers, potentially increasing our medical costs.
•Our third-party vendors could significantly and quickly increase their prices or reduce their output to reduce their operating costs. Our business depends on our ability to perform necessary business functions in an efficient and uninterrupted fashion.
•Other insurers' financial condition may be weakened, increasing the risk that we will receive significant assessments for obligations of insolvent insurers pursuant to guaranty associations, indemnity funds or other similar laws and regulations.
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
We enter into reinsurance arrangements with other insurance companies, primarily in connection with acquisition or divestiture transactions when the underwriting company is not being acquired or sold.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of the end of fiscal year 2020, our global real estate portfolio consisted of approximately 12.4 million square feet of owned and leased properties. Our domestic portfolio had approximately 10.5 million square feet in 42 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Our international properties contain approximately 2.1 million square feet located throughout the following countries: Australia, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, India, Indonesia, Kenya, Kuwait, Lebanon, Malaysia, Netherlands, New Zealand, Oman, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates and the United Kingdom.
Our principal domestic office locations include the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters), Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania, and Evernorth's corporate offices located at and around One Express Way in St. Louis, Missouri. The Wilde Building measures approximately 893,000 square feet and is owned. Express Scripts’ campus measures approximately 1.2 million square feet of leased space and Two Liberty Place measures approximately 322,000 square feet and is leased space.
The pharmacy operations consist of ten order processing pharmacies, five patient contact centers, 26 specialty branch pharmacies and 11 high-volume automated home delivery and specialty dispensing pharmacies located throughout the United States. Dispensing pharmacies are located in Arizona, Delaware, Florida, Indiana, Massachusetts, Missouri, New Jersey, Pennsylvania and Tennessee.
We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
The information contained under Litigation Matters and Regulatory Matters in Note 21 to the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not Applicable.

Information about our Executive Officers
The principal occupations and employment histories of our executive officers are listed below.
DAVID M. CORDANI, 55, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.
NOELLE K. EDER, 51, Executive Vice President, Chief Information Officer beginning September 2020; Executive Vice President, Chief Information and Digital Officer at Hilton Worldwide Holdings from March 2018 until August 2020; Executive Vice President, Chief Card Customer Experience Officer at Capital One Financial Corporation from November 2016 until 2018; and Executive Vice President, Customer Experience and Operations at Capital One Financial Corporation from September 2014 until November 2016.
BRIAN C. EVANKO, 44, Executive Vice President and Chief Financial Officer beginning January 2021; President, Government Business from November 2017 to January 2021; President, U.S. Individual Business from August 2013 to November 2017; Business Financial Officer, Cigna Global Individual, Health, Life and Accident from August 2011 to August 2013.
NICOLE S. JONES, 50, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.
KRISTEN LAURIA, 52, Executive Vice President, Chief Marketing Officer beginning March 2020; General Manager, Watson Media and Weather at IBM from February 2017 until March 2020; Vice President, Strategy and Business Development, IBM Analytics Group at IBM from April 2016 until February 2017; and Chief Marketing Officer, IBM Global Business Services at IBM from August 2014 to August 2016.
MATTHEW G. MANDERS, 59, President, Government and Solutions beginning January 2021; President, Strategy and Solutions from November 2018 until January 2021; President, Government & Individual Programs and Group Insurance from February 2017 through November 2017; President, U.S. Markets from June 2014 until February 2017; President, Regional and Operations from November 2011 until June 2014; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; and President, Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010.
STEVEN B. MILLER, MD, 63, Executive Vice President and Chief Clinical Officer beginning December 2018; Senior Vice President and Chief Medical Officer, of Express Scripts from October 2007 through December 2018.
JOHN M. MURABITO, 62, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.
EVERETT NEVILLE, 56, Executive Vice President, Strategy and Business Development beginning January 2021; Senior Vice President, Value Creation and Solutions from January 2020 until January 2021; Chief Value Officer from December 2018 until January 2020; Executive Vice President, Strategy, Supply Chain & Specialty, Express Scripts from January 2018 until December 2018; Senior Vice President, Strategy, Supply Chain & Specialty from November 2016 until January 2018; Senior Vice President, Supply Chain from March 2015 until November 2016; Vice President, Pharma Strategy and Contracting from March 2009 until March 2015.
ERIC P. PALMER, 44, President and Chief Operating Officer, Evernorth beginning January 2021; Executive Vice President and Chief Financial Officer from June 2017 to January 2021; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; Vice President, Business Financial Officer, Health Care from April 2012 to November 2015; and Vice President, Business Financial Officer, U.S. Commercial Markets from June 2010 to April 2012.
JASON D. SADLER, 52, President, International Markets beginning June 2014; President, Global Individual Health, Life and Accident from July 2010 until June 2014; and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.
MICHAEL W. TRIPLETT, 59, President, U.S. Commercial beginning February 2017; Regional Segment Lead from June 2009 to February 2017.
TIMOTHY C. WENTWORTH, 60, Chief Executive Officer, Evernorth beginning September 2020; President, Health Services from February 2020 until September 2020; President, Express Scripts and Cigna Services from December 2018 until February 2020; Chief Executive Officer of Express Scripts from May 2016 until December 2018; President from February 2014 through December 2018; and Senior Vice President and President, Sales and Account Management from April 2012 until February 2014.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2020, the number of shareholders of record was 33,418. Cigna’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI”.
On January 6, 2021 Cigna initiated a quarterly cash dividend and declared the first quarterly cash dividend of $1.00 per share of Cigna common stock to be paid on March 25, 2021 to shareholders of record as of March 10, 2021. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
For the years ended December 31, 2020 and 2019 Cigna paid a yearly cash dividend of $0.04 per share of Cigna common stock.
Issuer Purchases of Equity Securities
The following table provides information about Cigna’s share repurchase activity for the quarter ended December 31, 2020:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2020	2,513,269	$174.20	2,511,898	$3,154,849,988
November 1-30, 2020	2,264,316	$208.21	2,263,127	$2,683,607,700
December 1-31, 2020	3,933,971	$206.97	3,915,223	$3,873,160,092
Total	8,711,556	$197.84	8,690,248	N/A
(1)Includes shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 1,371 shares in October, 1,189 shares in November and 18,748 shares in December 2020.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In December 2020, the Board increased repurchase authority by an additional $2 billion. From January 1, 2021 through February 24, 2021, the Company repurchased 8.1 million shares for approximately $1.7 billion, leaving repurchase authority at $2.1 billion as of February 24, 2021.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

Stock Price Performance Graph
The graph below compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2020 with the cumulative total return of the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Health Care Providers & Services Index and the Standard & Poor’s Managed Health Care, Life & Health Insurance Indexes. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

With consideration to Cigna's evolved strategy and recent divestiture of the Group Disability and Life business, for future filings we will select to present the S&P 500 Health Care Index as our peer group for this disclosure. Peer indices disclosed in previous filings are included herein for comparison.

Five Year Cumulative Total Shareholder Return*
December 31, 2015 - December 31, 2020

$250
$200
$150
$100
$50
$0

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Cigna	$100	$91	$139	$130	$140	$142
S&P 500	$100	$112	$136	$130	$171	$203
S&P 500 Health Care Index	$100	$97	$119	$126	$153	$173
S&P 500 Health Care Providers & Services Index	$100	$104	$134	$143	$170	$190
S&P Managed Health Care, Life & Health Ins. Indexes **	$100	$121	$165	$172	$207	$231

* Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2015 and that all dividends were reinvested.
** Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.

Item 6. SELECTED FINANCIAL DATA
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of December 31, 2020 compared with December 31, 2019 and our results of operations for 2020 compared with 2019 and 2018 and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the “Risk Factors” contained in Part I, Item 1A of this Form 10-K. For comparisons of our results of operations for 2019 compared with 2018, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2019.
Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 3 to the Consolidated Financial Statements in this Form 10-K for additional information regarding the Company’s significant accounting policies. In some of our financial tables in this MD&A, we present either percentage changes or “N/M” when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points (“bps”).
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
We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders’ net income (or income before taxes for the segment metric) excluding realized investment gains and losses, amortization of acquired intangible assets, special items and prior to 2020, results of Anthem, Inc. and Coventry Health Care Inc. (“Coventry”) (collectively, the “transitioning clients”) (see the “Key Transactions and Business Developments” section of this MD&A for further discussion of transitioning clients). Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:
•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.
•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.
•Results of transitioning clients prior to 2020, because those results are not indicative of ongoing results.
•Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.
The term adjusted revenues is defined as total revenues excluding the following adjustments: revenue contribution from transitioning clients prior to 2020, special items and Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business.

EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind. We offer a differentiated set of pharmacy, medical, dental and related products and services offered by our subsidiaries. For further information on our business and strategy, see Item 1, "Business" in this Form 10-K.
COVID-19 Update
The novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization in March 2020. From the onset of the COVID-19 pandemic we have taken actions to drive affordability, reduce uncertainty and make health care easier. For customers, these actions include COVID-19 related cost share waivers, expanded access to virtual care, support for access to medication and advocating for whole person health through various behavioral health initiatives. We have supported the medical community by simplifying processes and donating medications for a COVID-19 clinical trial. Cigna and the Cigna Foundation have assisted our communities through several initiatives including the launch of the Brave of Heart Fund that provides financial assistance to survivors of front-line U.S. health care workers who gave their lives in the fight against COVID-19. Cigna also provides emotional support services to their families. The Evernorth team launched ParachuteRx, a drug cost assistance program to certain customers without health coverage due to furlough or job loss. Cigna Medical Group was among the first in the United States to administer antibody therapies to high-risk COVID-19 patients in a non-hospital setting. Cigna also partnered with other organizations on digital access to vaccination records for those who have received the COVID-19 vaccine to facilitate return to work and daily activities.
We have continued to support our workforce by enabling remote work where appropriate, and implemented enhanced safety protocols and programs that support the health and mental well-being of our employees. We have continued to execute our business continuity plans over our operations such as leveraging purchasing volume across the pharmaceutical supply chain in order to mitigate risk associated with prescription drug supply. We did not incur significant disruptions to our operations during 2020 from COVID-19.
We will continue to work with our clients, customers, providers and employees to provide support during the pandemic.
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. The effects of the COVID-19 pandemic on the Company began to emerge in the United States at the end of the first quarter and were not material to the Company's results of operations or financial condition for that period.
Beginning in April, we experienced a significant deferral of care by our customers. The deferral of care moderated over the course of the second quarter with utilization levels eventually returning to nearly normal levels by the end of June. In the third quarter, we experienced increased medical utilization as we observed a reduction to the level of deferred care and our customers sought care for COVID-19 testing and treatment.
In the fourth quarter, as COVID-19 cases increased, the costs for testing and treatment exceeded the savings related to the deferral of care. These impacts were most prevalent in the U.S. Medical segment where fourth quarter earnings were adversely impacted by increased costs of COVID-19 care and decreased contributions from our specialty products. Full year U.S. Medical results reflect COVID-19 impacts of deferral of care by our customers partially offset by the cost of COVID-19 care, the cost of COVID-19 related actions including premium relief programs for employer clients, cost share waivers for customers, customer disenrollment and actions to support providers and employees.
Our Group Disability and Other results reflect significantly elevated life insurance claims related to the COVID-19 pandemic and its effects in the third and fourth quarters. Quarterly and year-to-date earnings in our Evernorth segment also reflected effects of the pandemic, specifically, a favorable mix of claims as a result of both the type of drugs dispensed as well as the distribution method used for dispensing and fulfilling, partially offset by lower 30-day retail script volume. Segment results are discussed further in the "Segment Reporting" section of this MD&A and discussion of the impact of COVID-19 on our investment portfolio and related considerations regarding our investment outlook can be found in Note 11 to the Consolidated Financial Statements and in the "Investment Assets" discussion of this MD&A.
While it is difficult to predict the impact of the COVID-19 pandemic on our results beyond 2020, we believe that such results may be impacted by, among other things, higher medical costs to treat those affected by the virus, lower customer volumes due to rising unemployment, lower future risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles in our Medicare Advantage business, the return of costs for those who had previously deferred care, vaccine costs, continued cost share waivers, the potential for continued deferral of care, or lower investment returns.

Cigna has taken actions to enhance our liquidity that, combined with our other sources of liquidity described in the "Liquidity and Capital Resources Outlook" section below, and our current projections for operating cash flows, we believe are sufficient to support our operations and meet our obligations.
The situation surrounding COVID-19 remains fluid, and we are actively managing our response and assessing impacts to our financial position and operating results, as well as adverse developments in our business.
For further information regarding the potential impact of COVID-19 on the Company, see “Risk Factors” contained in Part I, Item 1A of this Form 10-K.
Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. Unless otherwise specified, the commentary provided below describes our results for the year ended December 31, 2020 compared with the year ended December 31, 2019. Results for 2018 only include Express Scripts for the period following the acquisition on December 20, 2018.
Summarized below are certain key measures of our performance by segment for the years ended December 31:

Financial highlights by segment
	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
(Dollars in millions, except per share amounts)	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues
Adjusted revenues by segment
Evernorth	$116,130	$96,447	$6,606	20%	N/M
U.S. Medical	38,451	36,519	32,791	5	11%
International Markets	5,877	5,615	5,366	5	5
Group Disability and Other	5,264	5,182	5,061	2	2
Corporate, net of eliminations	(5,655)	(3,588)	(1,713)	(58)	(109)
Adjusted revenues	160,067	140,175	48,111	14	191
Revenue contribution from transitioning clients	—	13,347	459	N/M	N/M
Net realized investment results from certain equity method investments	130	44	(43)	195	N/M
Special items	204	—	123	N/M	N/M
Total revenues	$160,401	$153,566	$48,650	4%	216%
Shareholders’ net income	$8,458	$5,104	$2,637	66%	94%
Adjusted income from operations	$6,795	$6,476	$3,557	5%	82%
Earnings per share (diluted)
Shareholders’ net income	$22.96	$13.44	$10.54	71%	28%
Adjusted income from operations	$18.45	$17.05	$14.22	8%	20%
Pre-tax adjusted income from operations by segment
Evernorth	$5,363	$5,092	$380	5%	N/M
U.S. Medical	3,807	3,831	3,502	(1)	9%
International Markets	900	762	735	18	4
Group Disability and Other	290	501	529	(42)	(5)
Corporate, net of eliminations	(1,552)	(1,824)	(403)	15	N/M
Consolidated pre-tax adjusted income from operations	8,808	8,362	4,743	5	76
Adjustment for transitioning clients	—	1,726	62	N/M	N/M
Income attributable to noncontrolling interests	37	20	14	85	43
Net realized investment gains (losses)	279	221	(124)	26	N/M
Amortization of acquired intangible assets	(1,982)	(2,949)	(235)	33	N/M
Special items	3,726	(810)	(879)	N/M	8
Income before income taxes	$10,868	$6,570	$3,581	65%	83%
For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	For the Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
(Dollars in millions)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Pharmacy revenues	$107,769	$103,099	$5,479	$4,670		5%	$97,620		N/M
Premiums	42,627	39,714	36,113	2,913		7	3,601		10%
Fees and other revenues	8,761	9,363	5,578	(602)		(6)	3,785		68
Net investment income	1,244	1,390	1,480	(146)		(11)	(90)		(6)
Total revenues	160,401	153,566	48,650	6,835		4	104,916		216
Pharmacy and other service costs	103,484	97,668	4,793	5,816		6	92,875		N/M
Medical costs and other benefit expenses	32,710	30,819	27,528	1,891		6	3,291		12
Selling, general and administrative expenses	14,072	14,053	11,934	19		—	2,119		18
Amortization of acquired intangible assets	1,982	2,949	235	(967)		(33)	2,714		N/M
Total benefits and expenses	152,248	145,489	44,490	6,759		5	100,999		227
Income from operations	8,153	8,077	4,160	76		1	3,917		94
Interest expense and other	(1,438)	(1,682)	(498)	244		15	(1,184)		(238)
Debt extinguishment costs	(199)	(2)	—	(197)		N/M	(2)		N/M
Gain (loss) on sale of business	4,203	—	—	4,203		N/M	—		N/M
Net realized investment gains (losses)	149	177	(81)	(28)		(16)	258		N/M
Income before income taxes	10,868	6,570	3,581	4,298		65	2,989		83
Total income taxes	2,379	1,450	935	929		64	515		55
Net income	8,489	5,120	2,646	3,369		66	2,474		93
Less: Net income attributable to noncontrolling interests	31	16	9	15		94	7		78
Shareholders' net income	$8,458	$5,104	$2,637	$3,354		66%	$2,467		94%
Consolidated effective tax rate	21.9%	22.1%	26.1%	(20)	bps		(400)	bps
Medical customers (in thousands)
U.S. Medical	15,013	15,548	15,389	(535)		(3)%	159		1%
International Markets	1,660	1,597	1,572	63		4	25		2
Total	16,673	17,145	16,961	(472)		(3)%	184		1%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions			Diluted Earnings Per Share
	For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018	2020	2019	2018
Shareholders’ net income	$8,458	$5,104	$2,637	$22.96	$13.44	$10.54
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses	(244)	(190)	104	(0.66)	(0.50)	0.42
Amortization of acquired intangible assets	1,431	2,248	177	3.88	5.92	0.71
Adjustment for transitioning clients	—	(1,316)	(47)	—	(3.46)	(0.19)
Special items
Integration and transaction-related costs	404	427	669	1.10	1.11	2.67
Debt extinguishment costs	151	—	—	0.41	—	—
Charge for organizational efficiency plan	24	162	—	0.07	0.43	—
Charges associated with litigation matters	19	41	19	0.05	0.11	0.08
Risk corridors recovery	(76)	—	—	(0.21)	—	—
Contractual adjustment for a former client	(155)	—	—	(0.42)	—	—
(Gain) on sale of business	(3,217)	—	—	(8.73)	—	—
Charges (benefits) associated with tax reform	—	—	(2)	—	—	(0.01)
Total special items	(2,850)	630	686	(7.73)	1.65	2.74
Adjusted income from operations	$6,795	$6,476	$3,557	$18.45	$17.05	$14.22

Commentary: 2020 versus 2019
Unless indicated otherwise, the commentary presented below, and in the segment discussions that follow, compare results for the year ended December 31, 2020 with results for the year ended December 31, 2019.
Shareholders’ net income increase was driven by the gain on sale of the Group Disability and Life business, lower amortization charges and higher adjusted income from operations, partially offset by the absence of earnings from transitioning clients.
Adjusted income from operations increased, driven in part by higher earnings in the Evernorth segment reflecting customer growth and increased script volumes, an increase in the International Markets segment results and lower interest costs in Corporate due to a lower level of outstanding debt. These favorable effects were partially offset by lower earnings in the Group Disability and Other segment reflecting significantly elevated life claims related to the effects of COVID-19.
Medical customers decreased due to declines in the Middle Market and National Accounts market segments and increased disenrollment driven by the impacts of COVID-19. Those decreases were partially offset by growth in the Select, International and Medicare Advantage segments.
Pharmacy revenues increased, reflecting the transition of U.S. Medical's customers to Evernorth, higher claims volumes, driven by the Evernorth collaboration with Prime Therapeutics and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the absence of revenues from the transitioning clients and, to a lesser extent, an increase in the generic fill rate. See the "Evernorth segment" section of this MD&A for further discussion of pharmacy revenues.
Premiums increased, reflecting customer growth in insured products and rate increases reflecting expected medical cost inflation and the return of the health insurance industry tax. These factors were partially offset by the impact of premium relief programs implemented in response to significantly lower than historical utilization as customers deferred care in 2020 due to the COVID-19 pandemic.
Fees and other revenues decreased, primarily reflecting the transition of U.S. Medical's commercial customers to Evernorth's retail pharmacy network beginning in the third quarter of 2019 (see Note 3(K) to the Consolidated Financial Statements for further information).
Net investment income decrease was driven by lower yields, including lower income from partnership investments due to current economic conditions. These effects were partially offset by higher average assets. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased, reflecting the transition of U.S. Medical's customers to Evernorth, higher claims volumes, driven by the Evernorth collaboration with Prime Therapeutics and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the impact of the absence of the transitioning clients and, to a lesser extent, effective management of supply chain and the favorable impact of the mix of claims.
Medical costs and other benefit expenses increased, reflecting both customer growth and direct costs associated with COVID-19, partially offset by care deferrals in insured products in U.S. Medical and higher life claims in Group Disability and Other due to the effects of the COVID-19 pandemic.
Selling, general and administrative expenses were essentially flat, primarily reflecting lower charges in 2020 for the organizational efficiency plan and the risk corridors claim recovery recognized in the third quarter of 2020 (see the "Risk Mitigation Programs - Individual ACA Business" section of this MD&A and Note 21 to the Consolidated Financial Statements for further discussion), offset by the return of the health insurance industry tax.
Amortization of acquired intangible assets decreased, primarily reflecting lower amortization of customer-related intangibles associated with the transitioning clients.
Income tax expense increased for 2020, largely attributable to the sale of Cigna's Group Disability and Life business. The consolidated effective tax rate decreased slightly, driven by recognition of certain incremental federal and state tax benefits, largely offset by the return of the nondeductible health insurance industry tax.

Key Transactions and Business Developments
Sale of Group Disability and Life Business
As discussed in Note 5 to the Consolidated Financial Statements, Cigna sold the U.S. Group Disability and Life business to New York Life Insurance Company for $6.2 billion on December 31, 2020. The “Liquidity and Capital Resources” section of this MD&A provides discussion of the use of proceeds from this divestiture.
Organizational Efficiency Plan
Consistent with our commitment to affordability for our customers and clients, during the fourth quarter of 2019 the Company committed to a plan to increase our organizational alignment and operational efficiency and reduce costs. As a result, we recognized a charge in Selling, general and administrative expenses of $207 million, pre-tax ($162 million, after-tax) in the fourth quarter of 2019 and an additional charge of $31 million pre-tax ($24 million, after-tax) in the first quarter of 2020. We expect to realize annualized after-tax savings of approximately $200 million. A substantial portion of the savings was realized in 2020.
Merger with Express Scripts
As discussed in more detail in our 2019 Form 10-K, Cigna acquired Express Scripts on December 20, 2018 in a cash and stock transaction valued at $52.8 billion. Costs related to this transaction are reported in “integration and transaction-related costs” as a special item and excluded from adjusted income from operations because they are not indicative of future underlying performance of the business. The integration of this acquisition has been completed.
On January 30, 2019, Anthem, a former client, exercised its early termination right and terminated its pharmacy benefit management services agreement with us, effective March 1, 2019. There was a twelve-month transition period that ended March 1, 2020. We excluded the results of Express Scripts’ contract with Anthem (and also Coventry) from our non-GAAP reporting metrics adjusted revenues and adjusted income from operations for 2019 and refer to these clients as transitioning clients. As of December 31, 2019, the transition was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our reported adjusted revenues and adjusted income from operations.

Industry Developments and Other Matters
The "Business - Regulation" section of this Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“ACA”) provisions and other legislative initiatives that impact our businesses, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services. Our businesses continue to operate in a dynamic environment, and the laws and regulations applicable to us, including the ACA, continue to be subject to legislative, regulatory and judicial challenges. The following table provides information on the expected impact of these items and other matters:

Item	Description
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

MA Rates: Final MA reimbursement rates for 2021 were published by CMS in April 2020, and final rates for 2022 were published by CMS in January 2021. We do not expect the new rates to have a material impact on our consolidated results of operations in 2021 or 2022.

Risk Adjustment: As discussed in the “Regulation” and “Risk Factors” sections of this Form 10-K, our MA business is subject to reviews, including risk adjustment data validation (“RADV”) audits by CMS and the Office of the Inspector General (“OIG”). We expect that CMS, OIG and other federal agencies will continue to closely scrutinize components of the Medicare program.

The “Regulation” section of this Form 10-K also discusses a proposed rule issued by CMS in 2018 for RADV audits of contract year 2011 and all subsequent years that included, among other things, extrapolation of the error rate related to RADV audit findings without applying the adjustment for underlying fee-for-service data errors as currently contemplated by CMS’ RADV audit methodology. RADV audits for our contract years 2011 through 2015 are currently in process. CMS has announced its intent to use third-party auditors to audit all Medicare Advantage contracts by either a comprehensive or a targeted RADV review for each contract year. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other MA organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019 and CMS is expected to act by November 2021. If CMS adopts the rule as proposed, there could be a material impact on the Company’s future results of operations, though we expect the rule would be subject to legal challenges. In addition, the Company is subject to OIG RADV audits that are in process.

Also, as described in Note 21 to the Consolidated Financial Statements, the U.S. Department of Justice is currently conducting an industry-wide investigation of risk adjustment data submission practices and business processes, which in the case of certain other MA organizations has resulted in litigation.

Item	Description
Affordable Care Act
Cost-Sharing Reduction Subsidies: The ACA provides for cost-sharing reductions that offset the amount that qualifying customers pay for deductibles, copays and coinsurance. The federal government stopped funding insurers for the cost-sharing reduction ("CSR”) subsidies in 2017. Certain insurers have sued the federal government for failure to pay cost-sharing reduction subsidies and the matter remains unresolved. In the first set of consolidated appeals, the Court of Appeals for the Federal Circuit issued a decision on August 14, 2020, finding that (i) the CSR reimbursement provision of the ACA imposes an obligation on the government to pay, but (ii) the insurers' damages must be reduced by the amount of additional premium tax credit payments that each insurer received as a result of the government’s termination of CSR payments. On September 28 and October 2, 2020, the insurers filed petitions for rehearing en banc in the Federal Circuit. The court denied those petitions on November 10 and December 16, 2020, respectively. On February 19, 2021 two insurers filed a petition seeking Supreme Court review. As described in Note 21 to the Consolidated Financial Statements, we filed a lawsuit in May 2020 against the federal government seeking payment of these subsidies. Our case is stayed until either the Federal Circuit’s judgments in the CSR appeals become final and non-appealable or the Supreme Court resolves any petition for writ of certiorari. Our premium rates for the 2018, 2019 and 2020 plan years reflected a lack of government funding for cost-sharing reduction subsidies.

ACA Litigation: As described in the “Business - Regulation” section of this Form 10-K, a federal district court ruled that the “individual mandate” in the ACA is unconstitutional and that the entire law must be struck down. On appeal, the Court of Appeals for the Fifth Circuit agreed that the “individual mandate” is unconstitutional but ordered the district court to reexamine whether the other provisions of the ACA can remain in effect, thereby leaving in doubt whether the entire ACA is unconstitutional until there is a final judicial determination on appeal. The California-led states and the U.S. House of Representatives filed petitions seeking to appeal the Fifth Circuit's ruling to the U.S. Supreme Court. On March 2, 2020, the Supreme Court agreed to hear the appeals. The case was argued before the Supreme Court on November 10, 2020, and a decision is expected by the end of June 2021.

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
Risk Adjustment. At the end of each program year the risk adjustment balances are subject to audit by CMS through the RADV program. RADV audits for the 2017 and 2018 benefit years have been completed, subject to the error rates appeal period. Final settlement for the 2017 and 2018 benefit years is expected in 2021 and 2022, respectively. Based on the information currently available, we have adjusted our risk adjustment balances to reflect our estimate of expected outcome as of December 31, 2020 and December 31, 2019.

(In millions)	December 31, 2020	December 31, 2019
Risk Adjustment
Receivables (1)	$80	$47
Payables (2)	(153)	(213)
Total risk adjustment balance	$(73)	$(166)
(1)Receivables, net of allowances, are reported in Accounts receivable, net in the Consolidated Balance Sheets.
(2)Payables are reported in Accrued expenses and other liabilities (current) in the Consolidated Balance Sheets.
Risk adjustment program charges of $(26) million pre-tax were fully offset by RADV adjustment favorability of $26 million pre-tax for 2020, compared with net charges of $162 million pre-tax ($126 million after-tax) in 2019 and $147 million pre-tax ($116 million after-tax) in 2018.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)
Financial Summary	2020	2019	2018
Short-term investments	$359	$423	$316
Cash and cash equivalents	$10,182	$4,619	$3,855
Short-term debt	$3,374	$5,514	$2,955
Long-term debt	$29,545	$31,893	$39,523
Shareholders’ equity	$50,321	$45,338	$41,028

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
•debt service;
•payment of declared dividends to shareholders;
•lending to subsidiaries as needed; and
•pension plan funding.
The parent company normally meets its liquidity requirements by:
•maintaining appropriate levels of cash and various types of marketable investments;
•collecting dividends from its subsidiaries;
•using proceeds from issuing debt and common stock; and
•borrowing from its subsidiaries, subject to applicable regulatory limits.
Dividends from our insurance, Health Maintenance Organization (“HMO”) and foreign subsidiaries are subject to regulatory restrictions. See Note 19 to the Consolidated Financial Statements for additional information regarding these restrictions. Most of Evernorth's subsidiaries are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to Cigna.
Cash flows for the years ended December 31 were as follows:

(In millions)	2020	2019	2018
Net cash provided by operating activities	$10,350	$9,485	$3,770
Net cash provided by (used in) investing activities:
Cash proceeds from sale of U.S. Group Disability and Life business, net of cash sold	5,592	—	—
Cash used to acquire Express Scripts, net of cash acquired	—	—	(24,062)
Other acquisitions	(139)	(153)	(393)
Net investment sales (purchases)	(1,406)	480	(1,383)
Purchases of property and equipment and other	(1,071)	(1,061)	(540)
Net investing activities	2,976	(734)	(26,378)
Net cash (used in) provided by financing activities:
Debt (repayments) issuances	(4,736)	(5,175)	24,212
Stock repurchase	(4,042)	(1,987)	(342)
Other, net	245	(25)	(355)
Net financing activities	(8,533)	(7,187)	23,515
Foreign currency effect on cash	41	(8)	(24)
Change in cash, cash equivalents and restricted cash	$4,834	$1,556	$883
The following discussion explains variances in the various categories of cash flows for the year ended December 31, 2020 compared with the same period in 2019.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities increased, primarily driven by higher pharmacy and services costs payables due to business growth, offset by increases in accounts receivable due to business growth, higher inventory purchases and the resumption of the health insurance industry tax.
Investing and Financing activities
Cash flows from investing activities increased, primarily due to the net proceeds from the sale of the Group Disability and Life business, partially offset by higher net investment purchases.
Cash used in finance activities increased, primarily due to stock repurchases and debt repayments, partially offset by higher debt issuance.

We maintain a share repurchase program authorized by our Board of Directors. Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans or privately negotiated transactions. The program may be suspended or discontinued at any time.
For the year ended December 31, 2020, we repurchased 21.9 million shares for approximately $4.1 billion. From January 1, 2021 through February 24, 2021, we repurchased 8.1 million shares for approximately $1.7 billion. Share repurchase authority was $2.1 billion as of February 24, 2021.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to parent. Dividends from U.S. regulated subsidiaries were $2.3 billion in 2020 and 2019. Nonregulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to parent for general corporate purposes.
We prioritize our use of capital resources to:
•Invest in capital expenditures, primarily related to technology to support innovative solutions for our customers, provide the capital necessary to maintain or improve the financial strength ratings of subsidiaries and to repay debt and fund pension obligations if necessary;
•pay dividends to shareholders;
•consider acquisitions that are strategically and economically advantageous; and
•return capital to shareholders through share repurchases.

At December 31, 2020, our debt-to-capitalization ratio was 39.5%, a decline from 45.2% at December 31, 2019.
In connection with the sale of the Group Disability and Life business that closed on December 31, 2020, we deployed approximately $3.0 billion to debt repayment by: (i) repaying in full our $1.4 billion 364-Day Term Loan Credit Agreement entered into on April 1, 2020, on December 31, 2020; (ii) redeeming in full the $1.0 billion aggregate principal amount of Cigna’s Senior Floating Rate Notes due 2021 on January 15, 2021 at a redemption price calculated in accordance with the terms and conditions of the indenture governing the Notes; and (iii) repaying certain of our outstanding commercial paper balances in January 2021.
In 2018, Cigna entered into a $3.25 billion five-year revolving credit agreement and a $3.0 billion term loan credit agreement in financing the Express Scripts acquisition. The term loan credit agreement was repaid in full and terminated in the fourth quarter of 2019.
In 2019, Cigna entered into an additional $1.0 billion 364-day revolving credit agreement that expired in October 2020, at which point we replaced the revolving credit agreement with a new $1.0 billion 364-day revolving credit agreement which will expire in October 2021.
Our revolving credit agreements provide us the ability to borrow amounts for general corporate purposes, including for purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2020, there were no outstanding balances under either of the revolving credit agreements.
Cigna also maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $4.25 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.0 billion outstanding at December 31, 2020 at an average interest rate of 0.2%.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.

Our capital management strategy to support the liquidity and regulatory capital requirements of our foreign operations and certain international growth initiatives is to retain overseas a significant portion of the earnings generated by our foreign operations. This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements and the issuance of long-term debt and equity securities. As of December 31, 2020, we had $4.25 billion of undrawn committed capacity under our revolving credit agreements (which amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $3.2 billion of remaining capacity under our commercial paper program and $10.5 billion in cash and short-term investments, approximately $5.2 billion of which was held by the parent company or certain nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 7 to the Consolidated Financial Statements.
On January 6, 2021, Cigna initiated a quarterly cash dividend and declared the first quarterly cash dividend of $1.00 per share of Cigna common stock to be paid on March 25, 2021 to shareholders of record as of March 10, 2021. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
As of December 31, 2020, our unfunded pension liability was $977 million, an increase of $104 million from December 31, 2019, primarily attributable to a decrease in discount rates of approximately 80 basis points, partially offset by investment asset returns. In 2020, we made an immaterial pension contribution as required under the Pension Protection Act of 2006. We expect the required contributions for 2021 to be immaterial. See Note 15 to the Consolidated Financial Statements for additional information.
Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of this Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.7 billion from its subsidiaries without further approvals as of December 31, 2020.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See the: "Liquidity and Capital Resources" section of this MD&A for additional information on how we manage our liquidity requirements related to these obligations. See Note 21 to the Consolidated Financial Statements for discussion of various guarantees.

(In millions, on an undiscounted basis)	Total	2021	2022 to 2023	2024 to 2025	Thereafter
On-Balance Sheet
Insurance liabilities
Contractholder deposit funds	$5,430	$282	$502	$462	$4,184
Future policy benefits	12,339	338	776	900	10,325
Health Care Medical claims payable	3,041	3,041
Unpaid claims and claim expenses	1,195	1,141	11	9	34
Long-term debt (1)	48,029	3,595	8,048	6,062	30,324
Other noncurrent liabilities	623	156	104	99	264
Operating leases	705	150	288	146	121
Off-Balance Sheet
Purchase Obligations	3,197	1,399	1,283	493	22
Total	$74,559	$10,102	$11,012	$8,171	$45,274
(1)Amounts include scheduled interest payments and current maturities of long-term debt. Finance leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 18 to the Consolidated Financial Statements for information regarding finance leases. See Note 7 to the Consolidated Financial Statements for information regarding our long-term debt.

On balance sheet:
•Insurance liabilities. Excluded from the table above are $4 billion of insurance liabilities ($3 billion in contractholder deposit funds; $1 billion in future policy benefits) associated with the sold retirement benefits, individual life insurance and annuity businesses, reinsured workers’ compensation, as well as the group life and personal accident businesses as their related net cash flows are not expected to impact our cash flows. Excluding these amounts, the sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $17 billion recorded on the balance sheet. This is because some of the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The timing and amount of actual future cash flows may differ from those presented above.
◦Contractholder deposit funds: see Note 9 to the Consolidated Financial Statements for our accounting policy for this liability. Expected future cash flows presented above also include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees for universal life policies.
◦Future policy benefits and unpaid claims and claim expenses: see Note 9 to the Consolidated Financial Statements for our accounting policies for these liabilities. Expected future cash flows for these liabilities presented in the table above are undiscounted. The expected future cash flows for guaranteed minimum death benefit (“GMDB”) reported in future policy benefits do not consider any of the related reinsurance arrangements.
•Long-term debt includes scheduled interest payments and current maturities of long-term debt. See Note 7 to the Consolidated Financial Statements for information regarding long-term debt. Finance leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 18 to the Consolidated Financial Statements for information regarding finance leases.
•Other noncurrent liabilities include estimated payments for guaranteed minimum income benefit (“GMIB”) contracts (without considering any related reinsurance arrangements), pension, other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts and reinsurance liabilities. Estimated payments of $61 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year and are included in the table above. We expect to make immaterial contributions to the qualified domestic pension plans during 2021 and they are reflected in the above table. We expect to make payments subsequent to 2021 for these obligations; however, subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 15 to the Consolidated Financial Statements for further information on pension obligations.
•Operating leases see Note 18 to the Consolidated Financial Statements for additional information.
The table above excludes the liabilities for uncertain tax positions because we cannot reasonably estimate the timing of such future payments. In the event we are unable to sustain all of our $1.2 billion of uncertain tax positions it could result in future tax payments of approximately $900 million. See Note 20 to the Consolidated Financial Statements for additional information on uncertain tax positions.
Off-Balance Sheet:
•Purchase obligations. As of December 31, 2020, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments and they are included in the table below.

(In millions)
Debt securities	$149
Commercial mortgage loans	10
Limited liability entities (other long-term investments) (1)	2,325
Total investment commitments	2,484
Future service commitments	713
Total purchase obligations	$3,197
(1)See Note 11 to the Consolidated Financial Statements for additional information.
Our estimated future service commitments primarily represent contracts for certain outsourced business processes and information technology maintenance and support. We generally have the ability to terminate these agreements, but do not anticipate doing so at this time. Purchase obligations exclude contracts that are cancellable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.

Guarantees
We are contingently liable for various financial and other guarantees provided in the ordinary course of business. See Note 21 to the Consolidated Financial Statements for additional information on guarantees.

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
As discussed in the executive overview of this MD&A, the COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. If the impact of the COVID-19 pandemic beyond 2020 is worse than management's current projections, these adverse effects to our business could impact the estimated fair value of our reporting units.
In addition to the estimates presented in the following tables, there are other accounting estimates used in preparing our Consolidated Financial Statements, including estimates of liabilities for future policy benefits, as well as estimates with respect to pension and postretirement benefits other than pensions and certain compensation accruals.
Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience significantly differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and in certain situations, could have a material adverse effect on liquidity and our financial condition. The tables below present the adverse impacts of certain possible changes in assumptions. The effect of assumption changes in the opposite direction would be a positive impact to our consolidated results of operations, liquidity or financial condition, except for assessing impairment of goodwill.

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

The Company conducts its quantitative evaluation for goodwill impairment at least annually during the third quarter at the reporting unit level and performs qualitative impairment assessments on a quarterly basis to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value.

Goodwill and other intangibles as of December 31 were as follows (in millions):

·2020 – Goodwill $44,648; Other intangible assets $35,179
·2019 – Goodwill $44,602; Other intangible assets $36,562

See Note 17 to the Consolidated Financial Statements for additional discussion of our goodwill and other intangible assets.

We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2020. The evaluations indicated that the fair value estimates of our reporting units exceed their carrying values by significant margins. Changes in assumptions concerning future financial results or other underlying assumptions, including macroeconomic factors, government legislation, changes in the competitive landscape or other market conditions could impact our ability to achieve profitability projections. If we consistently do not achieve our earnings and cash flow projections or our cost of capital rises significantly, the assumptions and estimates underlying the goodwill and intangible asset impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results and financial position.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Income taxes – uncertain tax positions

We evaluate tax positions to determine whether the benefits are more likely than not to be sustained on audit based on their technical merits. The Company establishes a liability if the probability that the position will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. These amounts primarily relate to federal and state uncertain positions of the value and timing of deductions and uncertain positions of attributing taxable income to states

Balances that are included in the Consolidated Balance Sheets are as follows (in millions):

·2020 – $1,210
·2019 – $1,018

See Note 20 to the Consolidated Financial Statements for additional discussion around uncertain tax positions and the Liquidity and Capital Resource section of this MD&A for a discussion of their potential impact on liquidity.

The factors that could impact our estimates of uncertain tax positions include the likelihood of being sustained upon audit based on the technical merits of the tax position and related assumed interest and penalties. If our positions are upheld upon audit, our net income would increase.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Unpaid claims and claim expenses – U.S. Medical

Unpaid claims and claim expenses include both reported claims and estimates for losses incurred but not yet reported.

Unpaid claims and claim expenses in U.S. Medical are primarily impacted by assumptions related to completion factors and medical cost trend. Variation of actual results from either assumption could impact the unpaid claims balance as noted below. A large number of factors may cause the medical cost trend to vary from the Company’s estimates, including: changes in health management practices, changes in the level and mix of benefits offered and services utilized, and changes in medical practices. Completion factors may be affected if actual claims submission rates from providers differ from estimates (that can be influenced by a number of factors, including provider mix and electronic versus manual submissions), or if changes to the Company’s internal claims processing patterns occur.

Unpaid claims and claim expenses for the U.S. Medical segment as of December 31 were as follows (in millions):

·2020 – gross $3,184; net $2,960
·2019 – gross $2,892; net $2,589

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

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $45 million, resulting in a decrease in net income of approximately $35 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $90 million, resulting in a decrease in net income of approximately $70 million after-tax.

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

If the derived interest rates used to calculate fair value increased by 100 basis points, the fair value of the total debt security portfolio of $18 billion would decrease by approximately $1.3 billion, resulting in an after-tax decrease to shareholders’ equity of approximately $0.8 billion as of December 31, 2020.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments. See Note 1 to the Consolidated Financial Statements for a description of our segments.
In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets, special items and, for periods prior to 2020, results of transitioning clients. Ratios presented in this segment discussion exclude the same items as pre-tax adjusted income from operations. See Note 22 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 22 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
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
See the "Executive Overview" section of this MD&A for summarized financial results of each of our segments.
Evernorth Segment
Evernorth includes a broad range of coordinated and point solution health services, including pharmacy solutions, benefits management solutions, care solutions and intelligence solutions. As described in the introduction to Segment Reporting, Evernorth performance is measured using the below metrics:
•Adjusted gross profit and pre-tax adjusted income from operations, which exclude the impact of special items.
•Adjusted pharmacy script volume is calculated by multiplying the total non-specialty network scripts filled through 90-day programs and home delivery scripts by three and counting all other network and specialty scripts as one script.
•Generic fill rate is defined as the total number of generic scripts divided by the total overall scripts filled. Generally, higher generic fill rates reduce revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, higher generic fill rates generally have a favorable impact on our gross profit. The home delivery generic fill rate is currently lower than the network generic fill rate as fewer generic substitutions are available among maintenance medications (such as therapies for chronic conditions) commonly dispensed from home delivery pharmacies as compared to acute medications that are primarily dispensed by pharmacies in our retail networks.
The key factors that impact Evernorth revenues and costs of revenues are volume, mix of claims and price. These key factors are discussed further below. See Note 3 to the Consolidated Financial Statements included in this Form 10-K for additional information on revenue and cost recognition policies for this segment.
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

In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items and, for periods prior to 2020, contributions from transitioning clients. As of December 31, 2019, the transition of these clients was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our adjusted metrics. See the “Key Transactions and Business Developments” section of this Form 10-K MD&A for further discussion of transitioning clients and why we present this information.
Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Total revenues	$116,334	$109,794	$7,065	$6,540		6%	$102,729		N/M
Less: Transitioning clients	—	(13,347)	(459)	13,347		N/M	(12,888)		N/M
Less: Contractual adjustment for a former client	(204)	—	—	(204)		N/M	—		N/M
Adjusted revenues(1)	$116,130	$96,447	$6,606	$19,683		20	$89,841		N/M
Gross profit	$7,797	$8,908	$604	$(1,111)		(12)	$8,304		N/M
Adjusted gross profit(1)	$7,593	$6,984	$531	$609		9	$6,453		N/M
Pre-tax adjusted income from operations	$5,363	$5,092	$380	$271		5%	$4,712		N/M
Pre-tax adjusted margin	4.6%	5.3%	5.8%	(70)	bps		(50)	bps

	For the Years Ended December 31,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2020	2019
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$56,181	$41,483	35%
Adjusted home delivery and specialty revenues	49,886	45,836	9%
Other revenues	5,403	4,900	10%
Total adjusted pharmacy revenues	$111,470	$92,219	21%
Pharmacy script volume
Adjusted network scripts(2)	1,206	941	28%
Adjusted home delivery and specialty scripts(2)	287	283	1%
Total adjusted scripts(2)	1,493	1,224	22%
Generic fill rate
Network	87.4%	87.1%	30	bps
Home delivery	85.2%	84.3%	90	bps
Overall generic fill rate	87.2%	86.8%	40	bps
(1)Amounts exclude special items and, for periods prior to 2020, contributions from transitioning clients.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
2020 versus 2019
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
Adjusted network revenues. The increase reflected the transition of U.S. Medical’s customers, higher claims volume, due to our collaboration with Prime Therapeutics, and increased prices due to inflation on branded drugs. These favorable effects were partially offset by claims mix due to the increase in the generic fill rate.
Adjusted home delivery and specialty revenues. The increase reflected higher prices, due to inflation on branded drugs and higher home delivery and specialty claims volume. These increases were partially offset by claims mix due to an increase in the generic fill rate.
Adjusted gross profit. The increase reflected customer growth, higher adjusted pharmacy script volumes, benefits from the effective management of supply chain and the favorable impact of claims mix as a result of the types of drugs dispensed, the distribution method used for dispensing and fulfilling and an increase in the generic fill rate.

Pre-tax adjusted income from operations. The increase reflected customer growth, higher adjusted pharmacy scripts volumes, benefits from the effective management of supply chain, and the favorable impact of claims mix as a result of the types of drugs dispensed, the distribution method used for dispensing and fulfilling and an increase in the generic fill rate, partially offset by an increase in operating expenses due to client transitions.
U.S. Medical Segment
U.S. Medical includes Cigna’s U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement, and Medicare Part D plans for seniors, Medicaid plans, and individual health insurance plans both on and off the public exchanges. As described in the introduction to Segment Reporting, performance of the U.S. Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:
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
Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Adjusted revenues	$38,451	$36,519	$32,791	$1,932	5%		$3,728	11%
Pre-tax adjusted income from operations	$3,807	$3,831	$3,502	$(24)	(1)%		$329	9%
Pre-tax adjusted margin	9.9%	10.5%	10.7%		(60)	bps		(20)	bps
Medical care ratio	79.4%	80.8%	78.9%		140	bps		(190)	bps
Expense ratio	22.8%	22.9%	24.7%		10	bps		180	bps

	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In thousands)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
U.S. Medical Customers
U.S. Commercial	2,141	2,114	1,911	27	1%	203	11%
U.S. Government	1,387	1,361	1,407	26	2%	(46)	(3)%
Insured	3,528	3,475	3,318	53	2%	157	5%
Service	11,485	12,073	12,071	(588)	(5)%	2	—%
Total	15,013	15,548	15,389	(535)	(3)%	159	1%

	As of December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Unpaid claims and claim expenses – U.S. Medical	$3,184	$2,892	$2,697	$292	10%	$195	7%

2020 versus 2019
Adjusted revenues. The increase for the year ended December 31, 2020 compared with 2019 reflects customer growth in our Medicare Advantage and U.S. Commercial insured businesses, as well as higher premium rates due to anticipated underlying medical cost trend and the resumption of the health insurance industry tax. These favorable effects were partially offset by the impact of premium relief programs for clients beginning in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Pre-tax adjusted income from operations was essentially flat reflecting customer growth in our U.S. Commercial insured and Medicare Advantage businesses and net favorable COVID-19 related impacts; offset by the return of the health insurance industry tax and less favorable prior period development. COVID-19 related impacts include deferral of care by our customers; partially offset by direct COVID-19 costs, costs of actions we have taken to support customers, providers and employees, and increased disenrollment resulting from the economic impacts of the pandemic.
Medical care ratio. The decrease reflects COVID-19 related impacts and the pricing effect of the health insurance industry tax. COVID-19 related impacts include deferral of care by our customers; partially offset by direct COVID-19 costs and premium relief programs extended to employer clients.
Expense ratio. The expense ratio was flat reflecting higher insured revenues as well as efficiencies from continued disciplined expense management and the resumption of the health insurance industry tax.
Other Items Affecting U.S. Medical Results
Unpaid Claims and Claim Expenses
Our unpaid claims and claim expenses liability was higher as of December 31, 2020 compared with December 31, 2019, primarily due to customer growth in our Medicare Advantage and U.S. Commercial insured businesses.
Medical Customers
Our medical customer base decreased at December 31, 2020 compared with December 31, 2019, reflecting a lower customer base in our Middle Markets and National Accounts segments and increased disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select segment and our Medicare Advantage business.
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
•selling, general and administrative expense as a percentage of revenues (expense ratio and acquisition cost ratio); and
•the impact of foreign currency movements.

Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Adjusted revenues	$5,877	$5,615	$5,366	$262	5%		$249	5%
Pre-tax adjusted income from operations	$900	$762	$735	$138	18%		$27	4%
Pre-tax adjusted margin	15.3%	13.6%	13.7%		170	bps		(10)	bps
Loss ratio	56.5%	57.3%	57.4%		80	bps		10	bps
Acquisition cost ratio	11.3%	12.9%	13.1%		160	bps		20	bps
Expense ratio (excluding acquisition costs)	20.2%	19.5%	18.9%		(70)	bps		(60)	bps
2020 versus 2019
Adjusted revenues increased mainly due to business growth in Asia and Europe, partially offset by premium relief programs, primarily in Europe and unfavorable foreign currency movements.
Pre-tax adjusted income from operations increased reflecting lower acquisition and loss ratios and business growth, primarily in Asia, partially offset by higher expense ratios. The ratios in 2020 reflect the costs of actions to support clients; additionally, the expense ratio reflects actions to support employees and investments in the business for future growth.
The segment’s loss ratio decreased reflecting lower medical utilization due to the COVID-19 pandemic, partially offset by premium relief programs.
The acquisition cost ratio decreased reflecting an update to our commission deferral process and lower acquisition expenses in Asia, partially offset by premium relief programs.
The expense ratio (excluding acquisition costs) increased, reflecting strategic investments and the unfavorable impact of premium relief programs.
Other Items Related to International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the year ended December 31, 2020, South Korea generated 38% of the segment’s adjusted revenues and 60% of the segment’s pre-tax adjusted income from operations.
Group Disability and Other
Group Disability and Other included for the period presented, Cigna’s Group Disability and Life business which offered group long-term and short-term disability, and group life, accident, voluntary and specialty insurance products and services. Additionally, this segment includes Corporate Owned Life Insurance (“COLI”) and the Company’s run-off operations. As described in the introduction of Segment Reporting, performance of Group Disability and Other is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations are:
•premium growth, including new business and customer retention;
•net investment income;
•benefit expenses as a percentage of premiums (loss ratio); and
•selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).
Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019			2019 vs. 2018
Adjusted revenues	$5,264	$5,182	$5,061	$82	2%		$121	2%
Pre-tax adjusted income from operations	$290	$501	$529	$(211)	(42)%		$(28)	(5)%
Pre-tax adjusted margin	5.5%	9.7%	10.5%		(420)	bps		(80)	bps

2020 versus 2019
Adjusted revenues increased due to growth in disability, life and voluntary products, partially offset by lower investment income.
Pre-tax adjusted income from operations and margin decreased due to unfavorable life claims experience related to the COVID-19 pandemic, unfavorable disability claims experience and lower investment income, partially offset by favorable results in our voluntary products.
Sale of U.S. Group Disability and Life Business. As discussed further in the Executive Overview section of this MD&A, we sold our U.S. Group Disability and Life business on December 31, 2020. Because this business constituted the vast majority of the segment, going forward, we would expect a substantial decline in adjusted revenues and adjusted income from operations in this segment.
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

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In millions)	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
Pre-tax adjusted loss from operations	$(1,552)	$(1,824)	$(403)	$272	15%	$(1,421)	N/M	%
2020 versus 2019
Pre-tax adjusted loss from operations was lower, reflecting lower interest expense due to lower levels of debt.
INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of December 31, 2020 and December 31, 2019. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	December 31, 2020	December 31, 2019
Debt securities	$18,131	$23,755
Equity securities	501	303
Commercial mortgage loans	1,419	1,947
Policy loans	1,351	1,357
Other long-term investments	2,832	2,403
Short-term investments	359	423
Total		30,188
Investments classified as assets of business held for sale (1)		(7,709)
Investments per Consolidated Balance Sheets	$24,593	$22,479
(1)On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business and transferred a total of $8.4 billion of investments to New York Life Insurance Company as part of this divestiture. The investment assets transferred to New York Life were primarily debt securities and, to a lesser extent, commercial mortgage loans. The table above includes $7.7 billion as of December 31, 2019 of investments associated with this business that was previously held for sale.
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

The following table reflects our portfolio of debt securities by type of issuer as of December 31, 2020 and December 31, 2019.

(In millions)	December 31, 2020	December 31, 2019
Federal government and agency	$456	$733
State and local government	167	810
Foreign government	2,511	2,256
Corporate	14,562	19,420
Mortgage and other asset-backed	435	536
Total	$18,131	$23,755
As a result of the U.S. Group Disability and Life business divestiture, $7.8 billion of debt securities were transferred to New York Life on December 31, 2020, see Note 5 to the Consolidated Financial Statements for further information. The debt securities transferred to New York Life were primarily Corporate and State and local government sectors. This decrease in our debt securities portfolio was partially offset by an increase in valuations due to decreasing yields and net purchase activity during the year.
As of December 31, 2020, $15.6 billion, or 86% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.5 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. Although our allocation to below investment grade bonds has increased since the prior year, these quality characteristics have not otherwise changed materially from the prior year and remain consistent with our investment strategy.
Investments in debt securities are diversified by issuer, geography and industry as appropriate. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. However, due to the economic impacts of the COVID-19 pandemic, there are certain issuers, particularly within the aviation, energy and hospitality sectors, that are showing signs of distress, primarily in the form of requests for temporary covenant relief. There were no material unrealized losses in any of these sectors as of the reporting date. We continue to monitor the economic environment and its effect on our portfolio, and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.
Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $6.0 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Commercial Mortgage Loans
As of December 31, 2020, the $1.4 billion commercial mortgage loan portfolio consisted of approximately 45 loans that are in good standing. Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
As a result of the U.S. Group Disability and Life business divestiture, $0.6 billion of commercial mortgage loans were transferred to New York Life on December 31, 2020, see Note 5 to the Consolidated Financial Statements for further information. Loans are secured by high quality commercial properties, located in strong institutional markets, and are generally made at less than 65% of the property’s value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
COVID-19 has negatively impacted commercial real estate fundamentals and capital market activity with concentrated weakness in hotels and regional malls. Our mortgage loan portfolio is well diversified by property type and geography with no material exposure to hotels and no exposure to regional shopping malls. We continue to monitor the long-term impacts on the office sector due to growing headwinds: expanded remote working flexibility, shorter term leases and corporate migration to lower cost states. Our mortgage loans secured by office properties are in good standing.

Other Long-term Investments
Other long-term investments of $2.8 billion as of December 31, 2020 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments is driven by net new funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 175 separate partnerships and approximately 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. We could experience losses into future periods, but the magnitude of these losses will depend in part on the length and extent of the economic disruption, the speed of the recovery and the overall economic impacts.
We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture on the equity method of accounting and report our share of the net assets of $0.8 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's business is approximately $5.6 billion, primarily invested in Chinese corporate and government debt securities diversified by issuer, industry and geography, as appropriate. To a lesser extent and consistent with its investment strategy, the joint venture is invested in Chinese equity investments comprised of approximately 50% equity mutual funds, with the remainder invested in equity securities and private equity partnerships. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of December 31, 2020.
Investment Outlook
The impact of COVID-19 on the economy, despite unprecedented monetary and fiscal support, and the uncertainty as to the strength and sustainability of the recovery prior to a widely available vaccine, continues to dominate financial markets. The low interest rate environment continues to pressure income from both short-term and longer-term investments. U.S. treasury rates remain near all-time lows and the wider market credit spreads experienced during the beginning of the second quarter of 2020 have meaningfully narrowed, resulting in historically low yields for investment grade assets. We continue to actively monitor the economic impact of the pandemic, as well as fiscal and monetary responses, and their potential impact on the portfolio. Net investment income projections into 2021 reflect continued market volatility and portfolio impacts, particularly in certain sectors such as aviation, hospitality and energy, as well as other areas most severely impacted by COVID-19. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.
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
•changes in the fair values of investments recorded using the equity method of accounting and liabilities for pension and other postretirement and postemployment benefit plans (and related assets); and
•changes in the fair values of other significant assets and liabilities, such as goodwill, deferred policy acquisition costs, taxes and various accrued liabilities. Because they are not financial instruments, their primary risks are other than market risk.
Excluding these items, our primary market risk exposures from financial instruments are:
•Interest-rate risk on fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return.

•Foreign currency exchange rate risk of the U.S. dollar, net of derivatives used for hedging, is primarily to the South Korean won, Chinese yuan renminbi and New Zealand dollar. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.
Our Management of Market Risks
We predominantly rely on three techniques to manage our exposure to market risk:
•Investment/liability matching. We generally select investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of our related insurance and contractholder liabilities so that we can match the investments to our obligations. Shorter-term investments generally support shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and health liabilities. Longer-term investments generally support products with longer payout periods such as annuities.
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
Effect of Market Fluctuations
Assuming a 100 basis point increase in interest rates and 10% strengthening in the U.S. dollar to foreign currencies, the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

Market scenario for certain non-insurance financial instruments	Loss in Fair Value
(in billions)	2020	2019
100 basis point increase in interest rates (excluding long-term debt)	$1.4	$1.6
10% strengthening in U.S. dollar to foreign currencies	$0.4	$0.3
The effect of a hypothetical increase in interest rates, primarily on debt securities and commercial mortgage loans, was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The decrease in our sensitivity to market interest rates since the prior year is primarily due to our decreased interest sensitive investment portfolio base, due to the transfer of debt securities and commercial mortgage loans to New York Life on December 31, 2020. See Note 5 to the Consolidated Financial Statements for additional information on the divestiture of our U.S. Group Disability and Life business.
In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company’s long-term debt would decrease approximately $3.0 billion at December 31, 2020 and $2.5 billion at December 31, 2019. Changes in the fair value of our long-term debt do not impact our financial position or operating results. See Note 7 to the Consolidated Financial Statements for additional information about the Company’s debt.
The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies of certain financial instruments held by us was estimated to be 10% of the fair value of these instruments, translated to the U.S. dollar. Our foreign operations hold investment assets, such as debt securities, cash and cash equivalents that are generally invested in the currency of the related liabilities.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cigna Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cigna Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment - Evernorth and U.S. Medical Reporting Units

As described in Note 17 to the consolidated financial statements, as of December 31, 2020, goodwill is primarily reported in the Evernorth segment ($33.8 billion), the U.S. Medical segment ($10.4 billion) and, to a lesser extent, the International Markets segment ($0.4 billion). Management conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through shareholders’ net income if impaired. On a quarterly basis, management performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on either a market approach or a discounted cash flow analysis using assumptions that management believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within that reporting unit. Projections of future cash flows for each reporting unit are consistent with management’s annual planning process for revenues, pharmacy costs, benefits expenses, operating expenses, taxes, capital levels and long-term growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Evernorth and U.S. Medical reporting units is a critical audit matter are the significant judgment by management when determining the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of the reporting units’ fair value related to the assumptions for the discount rate and projection of future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over management’s methodology, inputs and assumptions used in its goodwill impairment assessment of the Evernorth and U.S. Medical reporting units. These procedures also included, among others, testing management’s process for determining the fair value estimate of the reporting units; evaluating the appropriateness of the discounted cash flow analysis; testing the completeness and accuracy of underlying data used in the discounted cash flow analysis; and evaluating the key inputs and significant assumptions related to the discount rate and the projections of future cash flows. The underlying inputs and assumptions used in the development of the discount rate and the projections of future cash flows that were evaluated related to the weighted average cost of capital, revenues, pharmacy costs, benefits expenses, operating expenses, capital levels and long-term growth rates. Evaluating the reasonableness of management’s inputs and assumptions involved considering (i) the current and past performance of the reporting unit, (ii) the consistency of the discount rate and long-term growth rates with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of certain significant assumptions related to the discount rate.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 25, 2021

We have served as the Company’s auditor since 1983.

Cigna Corporation Consolidated Statements of Income
	For the Years Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Revenues
Pharmacy revenues	$107,769	$103,099	$5,479
Premiums	42,627	39,714	36,113
Fees and other revenues	8,761	9,363	5,578
Net investment income	1,244	1,390	1,480
TOTAL REVENUES	160,401	153,566	48,650
Benefits and expenses
Pharmacy and other service costs	103,484	97,668	4,793
Medical costs and other benefit expenses	32,710	30,819	27,528
Selling, general and administrative expenses	14,072	14,053	11,934
Amortization of acquired intangible assets	1,982	2,949	235
TOTAL BENEFITS AND EXPENSES	152,248	145,489	44,490
Income from operations	8,153	8,077	4,160
Interest expense and other	(1,438)	(1,682)	(498)
Debt extinguishment costs	(199)	(2)	—
Gain (loss) on sale of business	4,203	—	—
Net realized investment gains (losses)	149	177	(81)
Income before income taxes	10,868	6,570	3,581
TOTAL INCOME TAXES	2,379	1,450	935
Net income	8,489	5,120	2,646
Less: Net income attributable to noncontrolling interests	31	16	9
SHAREHOLDERS' NET INCOME	$8,458	$5,104	$2,637
Shareholders’ net income per share
Basic	$23.17	$13.58	$10.69
Diluted	$22.96	$13.44	$10.54
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
(In millions)	2020	2019	2018
Net income	$8,489	$5,120	$2,646
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(75)	957	(365)
Net translation gains (losses) on foreign currencies	252	(59)	(167)
Postretirement benefits liability adjustment	(105)	(133)	127
Other comprehensive income (loss), net of tax	72	765	(405)
Total comprehensive income	8,561	5,885	2,241

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	14	11	9
Net income attributable to other noncontrolling interests	17	5	—
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(8)	(5)	(15)
Total comprehensive income (loss) attributable to noncontrolling interests	23	11	(6)
SHAREHOLDERS' COMPREHENSIVE INCOME	$8,538	$5,874	$2,247
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	As of December 31,
(In millions)	2020	2019
Assets
Cash and cash equivalents	$10,182	$4,619
Investments	1,331	937
Accounts receivable, net	12,191	10,716
Inventories	3,165	2,661
Other current assets	930	1,400
Assets of business held for sale	—	9,512
Total current assets	27,799	29,845
Long-term investments	23,262	21,542
Reinsurance recoverables	5,200	5,100
Deferred policy acquisition costs	3,385	2,958
Property and equipment	4,205	4,417
Goodwill	44,648	44,602
Other intangible assets	35,179	36,562
Other assets	2,687	2,283
Separate account assets	9,086	8,465
TOTAL ASSETS	$155,451	$155,774
Liabilities
Current insurance and contractholder liabilities	$5,308	$4,921
Pharmacy and other service costs payable	13,347	10,454
Accounts payable	5,478	5,090
Accrued expenses and other liabilities	8,515	7,347
Short-term debt	3,374	5,514
Liabilities of business held for sale	—	6,812
Total current liabilities	36,022	40,138
Non-current insurance and contractholder liabilities	16,844	16,052
Deferred tax liabilities, net	8,939	9,387
Other non-current liabilities	4,629	4,460
Long-term debt	29,545	31,893
Separate account liabilities	9,086	8,465
TOTAL LIABILITIES	105,065	110,395
Contingencies — Note 21
Redeemable noncontrolling interests	58	35
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	28,975	28,306
Accumulated other comprehensive loss	(861)	(941)
Retained earnings	28,575	20,162
Less: treasury stock, at cost	(6,372)	(2,193)
TOTAL SHAREHOLDERS’ EQUITY	50,321	45,338
Other noncontrolling interests	7	6
Total equity	50,328	45,344
Total liabilities and equity	$155,451	$155,774
(1)Par value per share, $0.01; shares issued, 390 million as of December 31, 2020 and 386 million as of December 31, 2019; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2017	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$—	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation			(229)	229		—		—
Retirement of treasury stock	(13)	(529)		(3,498)	4,040	—		—
Exchange of Old Cigna common stock	(58)	58				—		—
Acquisition of Express Scripts (see Note 5)	1	25,223				25,224	7	25,231
Effect of issuing stock for employee benefit plans		59		(138)	206	127		127
Other comprehensive (loss)			(390)			(390)		(390)	(15)
Net income				2,637		2,637		2,637	9
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(329)	(329)		(329)
Other transactions impacting noncontrolling interests						—		—	(6)
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		555			(104)	451		451
Other comprehensive income (loss)			770			770		770	(5)
Net income				5,104		5,104	5	5,109	11
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(1,985)	(1,985)		(1,985)
Other transactions impacting noncontrolling interests						—	(6)	(6)	(8)
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13) (1)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		672			(90)	582		582
Other comprehensive income (loss)			80			80		80	(8)
Net income				8,458		8,458	17	8,475	14
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(4,089)	(4,089)		(4,089)
Other transactions impacting noncontrolling interests		(3)				(3)	(16)	(19)	17
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
(1)See Note 3 for further information about the Company's adoption of new credit loss guidance (ASU 2016-13).
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation Consolidated Statements of Cash Flows
	For the Years Ended December 31,
(In millions)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$8,489	$5,120	$2,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,802	3,651	695
Realized investment losses (gains), net	(149)	(177)	81
Deferred income tax (benefit)	(386)	(313)	(101)
Gain on sale of business	(4,203)	—	—
Debt extinguishment costs	199	2	—
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(1,496)	(713)	705
Inventories	(504)	149	(107)
Deferred policy acquisition costs	(307)	(242)	(237)
Reinsurance recoverable and Other assets	230	(277)	(234)
Insurance liabilities	841	575	560
Pharmacy and other service costs payable	2,891	(192)	(842)
Accounts payable and Accrued expenses and other liabilities	1,346	1,343	332
Other, net	597	559	272
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,350	9,485	3,770
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	2,283	3,487	2,655
Investment maturities and repayments:
Debt securities and equity securities	1,519	1,825	2,151
Commercial mortgage loans	19	199	215
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,575	1,311	734
Investments purchased or originated:
Debt securities and equity securities	(4,765)	(4,282)	(5,637)
Commercial mortgage loans	(113)	(307)	(312)
Other (primarily short-term and other long-term investments)	(1,924)	(1,753)	(1,189)
Property and equipment purchases, net	(1,094)	(1,050)	(528)
Acquisitions, net of cash acquired	(139)	(153)	(24,455)
Divestiture, net of cash sold	5,592	—	—
Other, net	23	(11)	(12)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,976	(734)	(26,378)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,023	955	1,040
Withdrawals and benefit payments from contractholder deposit funds	(979)	(1,097)	(1,151)
Net change in short-term debt	60	(681)	1,487
Net proceeds on issuance of term loan	1,398	—	—
Repayment of term loan	(1,400)	—	—
Payments for debt extinguishment	(212)	(3)	—
Repayment of long-term debt	(8,047)	(4,491)	(131)
Net proceeds on issuance of long-term debt	3,465	—	22,856
Repurchase of common stock	(4,042)	(1,987)	(342)
Issuance of common stock	376	224	68
Other, net	(175)	(107)	(312)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,533)	(7,187)	23,515
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	41	(8)	(24)
Net increase in cash, cash equivalents and restricted cash	4,834	1,556	883
Cash, cash equivalents and restricted cash January 1, (1)	5,411	3,855	2,972
Cash, cash equivalents and restricted cash, December 31,	10,245	5,411	3,855
Cash reclassified to assets of business held for sale	—	(743)	—
Cash, cash equivalents and restricted cash December 31, per Consolidated Balance Sheets (2)	$10,245	$4,668	$3,855
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,837	$1,776	$1,019
Interest paid	$1,439	$1,645	$267
(1)Includes $743 million reported in Assets of business held for sale as of January 1, 2020. See table below for Cash, cash equivalents and restricted cash reconciliation.
(2)See table below for Cash, cash equivalents and restricted cash reconciliation as of December 31, 2020 and December 31, 2019.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:

	As of December 31,
(In millions)	2020	2019
Cash and cash equivalents	$10,182	$4,619
Restricted cash and cash equivalents, included in other long-term investments	63	49
Total cash, cash equivalents, and restricted cash and cash equivalents	$10,245	$4,668
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind. We offer a differentiated set of pharmacy, medical, dental, disability, life and accident insurance and related products and services by our subsidiaries.
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
The Company reports its results in the segments detailed below:
In connection with the launch of Evernorth in the third quarter 2020, two reporting segments were re-named: Health Services was renamed as Evernorth and Integrated Medical was renamed as U.S. Medical. In addition, two of our operating segments were re-named: Commercial and Government were renamed as U.S. Commercial and U.S. Government, respectively. There were no changes to the underlying businesses reported in the segments.
Evernorth includes a broad range of coordinated and point solution health services capabilities, as well as those from partners across the health care system in pharmacy solutions, benefits management solutions, care solutions and intelligence solutions, which are provided to health plans, employers, government organizations and health care providers.
U.S. Medical includes Cigna’s U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured clients. U.S. Government solutions include Medicare Advantage, Medicare Supplement, and Medicare Part D plans for seniors, Medicaid plans, and individual health insurance plans both on and off the public exchanges.
International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets, as well as health care benefits for globally mobile employees of multinational organizations.
The remainder of our business operations are reported in Group Disability and Other, consisting of the following:
•Group Disability and Life provides group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services. On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business to New York Life Insurance Company. See Note 5 for additional information.
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

Note 2 – COVID-19 and Related Economic Impact
All aspects of our business were impacted in fiscal year 2020 by the ongoing coronavirus ("COVID-19") pandemic. The Company initiated several actions to assist our customers, clients, health care providers and employees in this time of crisis. As described below, management has taken a number of steps to assess the impact on our business, including the financial reporting implications associated with this pandemic.
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. The effects of the COVID-19 pandemic on the Company began to emerge in the United States at the end of the first quarter and were not material to the Company's results of operations or financial condition for that period.
Beginning in April, we experienced a significant deferral of care by our customers. The deferral of care moderated over the course of the second quarter with utilization levels eventually returning to nearly normal levels by the end of June. In the third quarter, we experienced increased medical utilization as we observed a reduction to the level of deferred care and our customers sought care for COVID-19 testing and treatment.
In the fourth quarter, as COVID-19 cases increased, the costs for testing and treatment exceeded the savings related to the deferral of care. These impacts were most prevalent in the U.S. Medical segment where fourth quarter earnings were adversely impacted by increased costs of COVID-19 care and decreased contributions from our specialty products. Full year U.S. Medical results reflect COVID-19 impacts of deferral of care by our customers partially offset by the cost of COVID-19 care, the cost of COVID-19 related actions including premium relief programs for employer clients, cost share waivers for customers, customer disenrollment and actions to support providers and employees.
Our Group Disability and Other results reflect significantly elevated life insurance claims related to the COVID-19 pandemic and its effects in the third and fourth quarters. Quarterly and year-to-date earnings in our Evernorth segment also reflected effects of the pandemic, specifically, a favorable mix of claims as a result of both the type of drugs dispensed as well as the distribution method used for dispensing and fulfilling, partially offset by lower 30-day retail script volume.
The Company conducted its annual quantitative evaluation of goodwill impairment during the third quarter of 2020. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses and market data. The estimated fair value of each of our reporting units exceeded their carrying values by significant margins. During the fourth quarter of 2020, the Company conducted its normal quarterly qualitative assessment and concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative analysis.
For all other long-lived assets, including intangible assets, the Company conducted its normal quarterly qualitative impairment assessment and concluded that the current economic and business conditions did not result in a triggering event requiring a quantitative impairment analysis. There were no material impairments recorded for the year ended December 31, 2020.
The Company reviewed all classes of financial instruments including investments, accounts receivable and reinsurance recoverables. The additional allowance for expected credit losses recorded was not material for the year ended December 31, 2020.
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
Recently Adopted Accounting Guidance
The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and its related amendments, as of January 1, 2020, using the modified retrospective transition method. The new standard requires the use of a current expected credit loss impairment model to develop and recognize credit losses for financial instruments at amortized cost when the asset is first originated or acquired, and each subsequent reporting period. The new standard also eliminates the concept of other-than-temporary impairments and changes the criteria for impairment of available-for-sale debt securities. A cumulative effect adjustment of $30 million after-tax was recorded as a reduction to retained earnings as of January 1, 2020, reflecting an additional allowance for future expected credit losses required under the new model, primarily related to reinsurance recoverables. Subsequent changes in the allowance are reported in current period earnings. See additional information regarding the Company’s accounting policy for establishing the allowance for credit losses in Accounts Receivable, Net (Note 4), Reinsurance (Note 10) and Investments (Note 11).
The Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, as of January 1, 2020, on a prospective basis. The new standard eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment. There was no impact of adopting this new standard to the Company’s financial statements because our quarterly qualitative assessments did not result in a triggering event for impairment of goodwill, and the results of our annual quantitative evaluation performed in the third quarter of 2020 indicated that the estimated fair value of each of our reporting units exceeded their carrying values by significant margins.
Accounting Guidance Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04)
•Optional, effective upon issuance (March 12, 2020) through December 31, 2022.
•Provides temporary optional relief to ease the potential burden of accounting for reference rate reform under existing GAAP. Amendments are elective and apply to all entities that have contracts, hedging relationships and other transactions that reference interbank offered rates, including LIBOR, expected to be discontinued for new contracts by December 31, 2021.
•Permits optional expedients and exceptions to simplify the accounting for contract modifications, hedging arrangements and held-to-maturity investments, when certain changes are made to a contract or instrument to facilitate reference rate reform.
•An entity may elect to apply the amendments, by topic or subsection, at any point prospectively through December 31, 2022. When elected, the optional expedients must be applied consistently for all eligible contracts or transactions.
To date, the Company has identified minimal exposure to LIBOR and does not anticipate that LIBOR’s phase-out will have a material impact on its operations or financial results.

Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12)
•Effective date of January 1, 2023 for Cigna (early adoption permitted) and requires the following key provisions (for insurance entities that issue long-duration contracts)
•Changes to the measurement of the future policy benefits liability for traditional and limited-pay insurance contracts:
•Assumptions used to measure cash flows (such as mortality, morbidity and lapse assumptions) to be updated at least annually with the effect of changes in those assumptions remeasured retrospectively and reflected in current period net income.
•Discount rate assumptions to be updated quarterly based on an upper-medium grade fixed-income instrument yield that maximizes the use of observable market inputs, with any changes reflected in other comprehensive income.
•Deferred policy acquisition costs ("DAC") related to long-duration insurance contracts to be amortized on a constant-level basis over the expected term of the related contracts. Other related deferred or capitalized balances (such as unearned revenue liability and value of business acquired) may use this simplified amortization method.
•Market risk benefits (defined as protecting the contractholder from other-than-nominal capital market risk and exposing the insurer to that risk) to be measured at fair value, with changes in fair value recognized in net income each period, except for the effect of changes in the insurance entity’s credit risk to be recognized in other comprehensive income.
•Additional disclosures, including disaggregated rollforwards for the liability for future policy benefits, market risk benefits, separate account liabilities and deferred acquisition costs, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
•Transition methods at adoption vary:
•Changes to the liability for future policy benefits to use a modified retrospective approach applied to all outstanding contracts on the basis of their existing carrying amounts as of the beginning of the earliest period presented, with an option to elect a full retrospective transition under certain criteria. Remeasuring the future policy benefits liability for the discount rate to be recorded through accumulated other comprehensive income at transition.
•DAC to follow the transition method used for future policyholder benefits.
•Market risk benefits to be transitioned retrospectively and measured at fair value at the beginning of the earliest period presented. The difference between this fair value and carrying value to be recognized in the opening balance of retained earnings, excluding the effect of credit risk changes that are to be recognized in accumulated other comprehensive income.
Expected effects:
•The new guidance will apply to our long-duration insurance products predominantly within the International Markets and Other segments.
•The Company will adopt the standard on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and DAC.
•The Company has developed a cross-functional implementation project plan and expects to have significant changes to our processes, systems, controls and financial results and disclosures.
•Although we continue to evaluate the new requirements of the standard and model their impacts across various products, we are unable to project or estimate the magnitude or frequency of expected changes to our financial results. However, it is possible that our income recognition pattern could change for several reasons:
•Applying periodic assumption updates, versus the current locked-in model, may change our timing of profit or loss recognition.
•DAC amortization will be on a constant level basis over the expected term of the related contracts, and no longer tied to the emergence of profit on such contracts.
•Features, such as the Company’s GMDB product, that provide market-risk benefits are not currently measured at fair value, so these liabilities and related reinsurance recoverables will become subject to market sensitivity, notably to interest rates.
•While not yet quantified, the cumulative effect of implementing this guidance may be material to the Company’s beginning shareholders' equity balance upon adoption.
•The Company continues to monitor developing implementation guidance, particularly with respect to reinsured blocks of business.

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
C.Deferred Policy Acquisition Costs
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
Deferred policy acquisition costs also include the value of business acquired (“VOBA”) for certain acquisitions with material long-duration insurance contracts. The Company recorded amortization of deferred policy acquisition costs of $502 million in 2020, $483 million in 2019 and $406 million in 2018 primarily in Selling, general and administrative expenses.
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
D.Other Assets (Current and Non-Current)
Other current assets consist primarily of prepaid expenses, accrued investment income and the current portion of reinsurance recoverables. Other non-current assets consist primarily of GMIB assets, operating lease right-of-use assets and various other insurance-related assets. See Note 10 for the Company’s accounting policy for GMIB assets and Note 18 for the Company's accounting policy related to leases. Additionally, other non-current assets include the carrying value of our equity-method investments in joint ventures in China, India, the U.S. and other foreign jurisdictions.
E.Assets and Liabilities of Business Held for Sale

The Company classifies assets and liabilities as held for sale (“disposal group”) when management commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. The Company considers various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of the sale. When the disposal group is classified as held for sale, depreciation and amortization ceases and the Company tests the assets for impairment.

F.Redeemable Noncontrolling Interest
Redeemable noncontrolling interest on our Consolidated Balance Sheets represents the noncontrolling shareholders preferred and common stock interests of the Company's consolidated less than fully owned subsidiaries. Those shareholders may choose to require the Company to purchase their redeemable noncontrolling interest. We also have the right to require those shareholders to sell their redeemable noncontrolling interest to us. The redeemable noncontrolling interest was recorded at fair value as of the date of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded with an offsetting reduction to retained earnings or additional paid-in capital in the absence of retained earnings. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders’ net income per share will be adjusted if the redemption value exceeds fair value.
G.Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses (current) primarily includes financial and performance guarantee liabilities under pharmacy contracts (see section I), management compensation and various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the risk adjustment and minimum medical loss ratio rebate accruals under The Patient Protection and Affordable Care Act (the “ACA”). Other non-current liabilities include obligations for pension (see Note 15), GMIB contract liabilities (see Note 10), lease liabilities (see Note 18) and self-insured exposures not expected to be settled within one year.
The Company accrues for legal and regulatory matters when a loss contingency is both probable and estimable. The estimated loss is generally recorded in Selling, general and administrative expenses and represents the Company’s best estimate of the loss contingency. If the loss estimate is a range, the Company accrues the minimum amount in the range if no amount is better than any other estimated amount in the range. Legal costs to defend the Company’s litigation and arbitration matters are expensed as incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. If the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported. Litigation and legal or regulatory matters that the Company has identified with a reasonable possibility of material loss are described in Note 21.
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
I.Pharmacy revenues and Costs
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
We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.1 billion as of December 31, 2020 and $1.0 billion as of December 31, 2019.
The Company administers programs through which we may receive rebates and other vendor consideration from pharmaceutical manufacturers. The amounts of such rebates or other vendor consideration shared with pharmacy benefit management services clients vary based on the contractual arrangement with the client and in some cases the type of consideration received from the pharmaceutical manufacturer. Rebates and other vendor consideration payable to pharmacy benefit management services clients are recorded as a reduction of Pharmacy revenues. Estimated amounts payable to clients are based on contractual sharing arrangements between the Company and the client and these amounts are adjusted when amounts are collected from pharmaceutical manufacturers in accordance with the contractual arrangement between the Company and the client. Historically, these adjustments have not been material.
In certain retail, home delivery and specialty transactions certain amounts may be collected from third-party payors. These are billed and collected subject to normal account receivable collections procedures.
Other pharmacy service revenues are earned by distributing specialty pharmaceuticals and medical supplies to providers, clinics and hospitals and services to specialty pharmacy manufacturers. These revenues are recognized as prescriptions and supplies are shipped and services are provided.
Pharmacy costs. Pharmacy costs include the cost of prescriptions sold, network pharmacy claim costs and copayments. Also included are direct costs of dispensing prescriptions including supplies, shipping and handling and direct costs associated with clinical programs, such as drug utilization management and medication adherence counseling. Home delivery and specialty pharmacy costs are recognized when the drug is shipped and retail network costs are recognized when the drug is processed and approved for payment. Rebates and other vendor consideration received when providing pharmacy benefit management services are recorded as a reduction of pharmacy costs. Rebates are recognized as prescriptions are shipped or processed and approved for payment. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected has not been material. The Company maintains reimbursement guarantees with certain retail network pharmacies. For each such guarantee, the Company records a pharmacy and other service costs payable or prepaid asset for applicable retail network claims based on our actual performance throughout the period against the contractual reimbursement rate. The Company’s contracts with certain retail pharmacies give the Company the right to adjust reimbursement rates during the annual guarantee period.
Other. Incremental costs of obtaining service and pharmacy contracts for short-term arrangements are expensed as incurred.
J.Premiums and Related Expenses
Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred and, for our U.S. Medical insured business, are presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds based on contract terms and calculated using the customer’s experience (including estimates of incurred but not reported claims).
Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of the ACA. These rebates are settled in the subsequent calendar year.
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

Rebates from pharmaceutical manufacturers for ASO client purchases at retail pharmacies, net of amounts payable to ASO clients, were considered compensation for use of the manufacturer’s products and recorded in Fees and other revenues prior to transitioning U.S. Commercial customers to Express Scripts’ retail pharmacy network in the third quarter of 2019. After this transition, these rebates are reflected as a reduction to pharmacy costs (See “Pharmacy Costs” above).
Expenses associated with administrative programs and services are recognized as incurred in Selling, general and administrative expenses.
The Company also earns revenue, as part of its integrated pharmacy benefits performance obligation, by offering fee-for-service clinical solutions to our clients, such as drug utilization management and medication adherence counseling. These clinical programs help clients to drive better health outcomes at a lower cost by identifying and addressing potentially unsafe or wasteful prescribing, dispensing and utilization of prescription drugs and communicating with, or supporting communications with physicians, pharmacies and patients. Fees are billed, due and recognized at contracted rates either on a periodic basis or as services are provided. This recognition pattern aligns with the benefits from services provided. These revenues are reported in Fees and other revenues in the Consolidated Statements of Income. Direct costs associated with these programs are recognized in Pharmacy and other service costs, and other related expenses are recorded as incurred in Selling, general and administrative expenses.
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
Note 4 – Accounts Receivable, Net
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

The following amounts were included within Accounts receivable, net:

(In millions)	December 31, 2020	December 31, 2019
Noninsurance customer receivables	$5,534	$5,143
Pharmaceutical manufacturers receivable	4,676	3,439
Insurance customer receivables	1,789	2,321
Other receivables	192	334
Total		11,237
Accounts receivable, net classified as assets of business held for sale		(521)
Accounts receivable, net per Consolidated Balance Sheets	$12,191	$10,716
These receivables are reported net of our allowances of $1.2 billion as of December 31, 2020 and $778 million as of December 31, 2019. The allowances as of December 31, 2020 include contractual allowances for certain rebates receivable with pharmaceutical manufacturers of $757 million and contractual allowances from third-party payors of $208 million based upon the contractual payment terms. The remaining allowances of $224 million include allowances, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.
The Company's allowance for current expected credit losses was $65 million as of December 31, 2020 and $39 million as of January 1, 2020 (no change to allowance for credit losses from December 31, 2019).
Note 5 – Mergers, Acquisitions and Divestitures
A.Divestiture of Group Disability and Life business
On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business to New York Life Insurance Company for cash proceeds of $6.2 billion. The Company recognized a gain of $4.2 billion pre-tax ($3.2 billion after-tax), which includes recognition of previously unrealized capital gains on investments sold (see Note 14 for further information).
In December 2019, Cigna entered into a definitive agreement to sell this business and since the sale was expected to close in the fourth quarter of 2020 following applicable regulatory approvals and other customary closing conditions, the Company aggregated and classified the assets and liabilities directly associated with the pending sale of its Group Disability and Life business as held for sale and has reported them separately on our Consolidated Balance Sheet as of December 31, 2019.
The assets and liabilities of business held for sale were as follows:

(In millions)	December 31, 2019
Cash and cash equivalents	$743
Accounts receivable, net	521
Investments	7,709
Other assets	539
Total assets of business held for sale	9,512
Insurance and contractholder liabilities	6,308
Other liabilities	504
Total liabilities of business held for sale	$6,812
B.Acquisition of Express Scripts
On December 20, 2018, Cigna acquired Express Scripts Holding Company (“Express Scripts") through a series of mergers for a purchase price of $52.8 billion, which consisted of cash and stock consideration. The purchase price was allocated to the tangible and intangible net assets acquired based on management’s final estimates of their fair values. Total goodwill of $38.4 billion was recorded, of which $33.7 billion resides in the Company’s Evernorth segment, with the remainder in the Company’s U.S. Medical segment. The results of Express Scripts have been included in the Company’s Consolidated Financial Statements from the date of the acquisition. Revenues of Express Scripts included in the Company’s results for 2018 approximated $2.6 billion and Express Scripts’ results of operations were immaterial to Cigna’s net income.
C.Integration and Transaction-related Costs
The Company has incurred costs detailed in the table below related to the acquisition and integration of Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”), the sale of the U.S. Group Disability and Life business and other transactions.

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

	2020		2019		2018
(In millions)	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax
Interest expense on newly-issued debt	$—	$—	$—	$—	$227	$179
Net investment income on debt proceeds	—	—	—	—	(123)	(97)
Charitable contributions	—	—	—	—	200	158
Legal and advisory fees	48	36	53	41	204	185
Bridge facility fees	—	—	—	—	140	111
All other integration and transaction-related costs	479	368	499	386	204	133
Integration and transaction-related costs, net	$527	$404	$552	$427	$852	$669

Note 6 – Earnings Per Share (“EPS”)
Accounting policy. The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.
Basic and diluted earnings per share were computed as follows:

	2020			2019			2018
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$8,458		$8,458	$5,104		$5,104	$2,637		$2,637
Shares:
Weighted average	364,979		364,979	375,919		375,919	246,652		246,652
Common stock equivalents		3,410	3,410		3,898	3,898		3,573	3,573
Total shares	364,979	3,410	368,389	375,919	3,898	379,817	246,652	3,573	250,225
EPS	$23.17	$(0.21)	$22.96	$13.58	$(0.14)	$13.44	$10.69	$(0.15)	$10.54
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(In millions)	2020	2019	2018
Anti-dilutive options	4.1	3.5	0.9

Note 7 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	December 31, 2020	December 31, 2019
Short-term debt
$1,000 million, Floating Rate Notes due 3/2020	$—	$999
$300 million, 5.125% Notes due 6/2020	—	300
$1,750 million, 3.2% Notes due 9/2020	—	1,748
$349 million, 4.125% Notes due 9/2020	—	351
$500 million, 2.6% Notes due 11/2020	—	496
$400 million, Floating Rate Notes due 11/2020	—	400
$250 million, 4.375% Notes due 12/2020	—	249
$78 million, 6.37% Notes due 6/2021	78	—
$1,000 million, Floating Rate Notes due 9/2021	999	—
$1,250 million, 3.4% Notes due 9/2021	1,249	—
Commercial paper	1,030	944
Other, including finance leases	18	27
Total short-term debt	$3,374	$5,514
Long-term debt
$500 million, 3.3% Notes due 2021	$—	$499
$300 million, 4.5% Notes due 2021	—	298
$78 million, 6.37% Notes due 2021	—	78
$1,000 million, Floating Rate Notes due 2021	—	998
$1,250 million, 3.4% Notes due 2021	—	1,247
$1,248 million, 4.75% Notes due 2021	—	1,272
$277 million, 4% Notes due 2022	276	747
$973 million, 3.9% Notes due 2022	972	999
$500 million, 3.05% Notes due 2022	490	485
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	100
$700 million, Floating Rate Notes due 2023	698	698
$1,000 million, 3% Notes due 2023	975	966
$2,187 million, 3.75% Notes due 2023	2,181	3,088
$1,000 million, 3.5% Notes due 2024	977	970
$900 million, 3.25% Notes due 2025	896	895
$2,200 million, 4.125% Notes due 2025	2,191	2,188
$1,500 million, 4.5% Notes due 2026	1,505	1,506
$1,500 million, 3.4% Notes due 2027	1,410	1,396
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	595	595
$3,800 million, 4.375% Notes due 2028	3,780	3,776
$1,500 million, 2.4% Notes due 2030	1,489	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,180	2,178
$750 million, 3.2% Notes due 2040	742	—
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	491
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,966	2,964
$1,250 million, 3.4% Notes due 2050	1,235	—
Other, including finance leases	36	61
Total long-term debt	$29,545	$31,893

Debt Issuance and Redemption. In order to decrease future interest expense and reduce future refinancing risk, the Company entered into the following transactions during 2020:
•Debt issuance: On March 16, 2020, the Company issued $3.5 billion of new senior notes. The proceeds of this issuance were mainly used to pay the consideration for the cash tender and redemption offer as described below. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$1,500 million	March 15, 2030	2.4%	$1,491 million
$750 million	March 15, 2040	3.2%	$743 million
$1,250 million	March 15, 2050	3.4%	$1,237 million
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
Debt Repayment. In 2020, the Company repaid $8.0 billion of long-term debt, including the $3.5 billion debt tender and redemption described above. On December 31, 2020 Cigna issued a notice of full redemption to the holders of Cigna’s Senior Floating Rate Notes due 2021 (the “Notes”) pursuant to which Cigna redeemed the entire $1.0 billion aggregate principal amount of the Notes outstanding on January 15, 2021 at a redemption price calculated in accordance with the terms and conditions of the indenture governing the Notes.
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
The revolving credit agreements contain customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%. As of December 31, 2020, there were no outstanding balances under the revolving credit agreements.
Term Loan Credit Agreement. On April 1, 2020, the Company borrowed an aggregate principal amount of $1.4 billion under a new 364-Day Term Loan Credit Agreement. In connection with the sale of the Group Life and Disability business, on December 31, 2020 we repaid the entire $1.4 billion balance outstanding.
Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $4.25 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.0 billion outstanding at December 31, 2020 at an average interest rate of 0.2%.
The Company was in compliance with its debt covenants as of December 31, 2020.

Maturities of outstanding long-term debt are as follows:

(in millions)	Scheduled Maturities (1)
2021	$2,328
2022	$1,749
2023	$3,967
2024	$1,000
2025	$3,100
Maturities after 2025	$19,981
(1)Long-term debt maturity amounts include current maturities of long-term debt.
Interest expense on long-term and short-term debt was $1.4 billion in 2020, $1.6 billion in 2019 and $507 million in 2018.
Note 8 – Common and Preferred Stock
On December 20, 2018 Cigna acquired Express Scripts through a series of mergers (collectively, the "Merger"). Cigna Holding Company (formerly named Cigna Corporation and referred to as "Old Cigna") and Express Scripts each merged with and into a wholly-owned subsidiary of Cigna. As a result of these transactions, Cigna became the parent of the combined company. Old Cigna shareholders exchanged each of their shares for a share of Cigna common stock and shareholders of Express Scripts received 0.2434 of a share of Cigna (and $48.75 in cash) for each share of Express Scripts. Following the Merger, Old Cigna was de-listed and shares of Cigna were listed on the New York Stock Exchange for trading.
Cigna (and, prior to the Merger, Old Cigna) has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2020, 2019 or 2018.
The following table presents the share activity of Cigna and Old Cigna for the years ended December 31, 2020, 2019 and 2018.

(Shares in thousands)	2020	2019	2018
Common: Par value $0.01; 600,000 shares authorized - Cigna
Outstanding- January 1,	372,531	380,924	—
Shares issued to Old Cigna shareholders			243,785
Shares issued to Express Scripts shareholders			137,337
Issued for stock option exercises and other benefit plans	4,142	3,413	91
Repurchased common stock	(21,902)	(11,806)	(289)
Outstanding- December 31,	354,771	372,531	380,924
Treasury stock	35,505	13,012	570
Issued- December 31,	390,276	385,543	381,494

Common: Par value $0.25; 600,000 shares authorized - Old Cigna
Outstanding- January 1,			243,967
Issued for stock option exercises and other benefit plans			1,118
Repurchased common stock			(1,300)
Balance, December 20, 2018 (Merger Date)			243,785
Exchange of Old Cigna shares for shares of Cigna			(243,785)
Outstanding- December 31,			—
Retirement of treasury stock on December 20, 2018			(52,358)
Exchange of Old Cigna certificated treasury stock for new Cigna certificated treasury stock			(2)
Treasury stock- December 31,			—
Issued- December 31,			—

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
As of December 31, 2020 and December 31, 2019, the Company’s insurance and contractholder liabilities were comprised of the following:

	December 31, 2020			December 31, 2019
(In millions)	Current	Non-current	Total	Current	Non-current	Total
Contractholder deposit funds	$350	$6,823	$7,173	$600	$7,139	$7,739
Future policy benefits	327	9,317	9,644	553	9,281	9,834
Unearned premiums	485	394	879	453	360	813
Unpaid claims and claim expenses
U.S. Medical	3,166	18	3,184	2,875	17	2,892
Other segments	980	292	1,272	2,529	3,474	6,003
Total				7,010	20,271	27,281
Insurance and contractholder liabilities classified as liabilities of business held for sale (1)				(2,089)	(4,219)	(6,308)
Total insurance and contractholder liabilities	$5,308	$16,844	$22,152	$4,921	$16,052	$20,973
(1)Amounts classified as Liabilities of business held for sale primarily include $4.9 billion of unpaid claims, $717 million of contractholder deposit funds and $653 million of future policy benefits as of December 31, 2019.
Insurance and contractholder liabilities expected to be paid within one year are classified as current.
Accounting Policy - Contractholder Deposit Funds. Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. In addition, this caption includes: 1) premium stabilization reserves under group health insurance contracts representing experience refunds left with the Company to pay future premiums; 2) deposit administration funds used to fund non-pension retiree insurance programs; 3) retained asset accounts and 4) annuities or supplementary contracts without significant life contingencies. Interest credited on these funds is accrued ratably over the contract period.
Accounting Policy - Future Policy Benefits. Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and consist primarily of reserves for annuity contracts, life insurance benefits, GMDB contracts (GMDB contracts are fully reinsured, see Note 10 for additional information) and certain health, life and accident insurance products of our International Markets segment.
Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits expected to be paid to policyholders, net of future premiums expected to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company’s own experience and published actuarial tables. Interest rate assumptions are based on management’s judgment considering the Company’s experience and future expectations, and range from 1% to 9%. Obligations for the direct and assumed run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with GAAP when a premium deficiency exists. As of December 31, 2020, approximately 20% of the liability for future policy benefits was supported by assets held in trust for the benefit of the ceding company under reinsurance agreements.
Accounting Policy - Unearned Premium. The unrecognized portion of premiums received is recorded as unearned premiums included in insurance and contractholder liabilities.
B.Unpaid Claims and Claim Expenses – U.S. Medical
This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.

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
The liability is primarily calculated using “completion factors” developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing; 2) frequency and timeliness of provider claims submissions; 3) membership and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.9 billion at December 31, 2020 and $2.7 billion at December 31, 2019.
Activity, net of intercompany transactions, in the unpaid claims liability for the U.S. Medical segment for the years ended December 31 was as follows:

(In millions)	2020	2019	2018
Beginning balance	$2,892	$2,697	$2,420
Less: Reinsurance and other amounts recoverable	303	264	262
Beginning balance, net	2,589	2,433	2,158
Acquired, net	—	—	40
Incurred costs related to:
Current year	25,889	24,368	21,331
Prior years	(115)	(165)	(173)
Total incurred	25,774	24,203	21,158
Paid costs related to:
Current year	23,005	21,851	18,978
Prior years	2,398	2,196	1,945
Total paid	25,403	24,047	20,923
Ending balance, net	2,960	2,589	2,433
Add: Reinsurance and other amounts recoverable	224	303	264
Ending balance	$3,184	$2,892	$2,697
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.

Variances in incurred costs related to prior years’ unpaid claims and claim expenses that resulted from the differences between actual experience and the Company’s key assumptions for the years ended December 31 were as follows:

	Year Ended
(Dollars in millions)	December 31, 2020		December 31, 2019
	$	%(1)	$	%(2)
Actual completion factors	$42	0.2%	$90	0.4%
Medical cost trend	73	0.3	75	0.4
Total favorable variance	$115	0.5%	$165	0.8%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2019.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2018.
Favorable prior year development in both years reflects lower than expected utilization of medical services.
The following table depicts the incurred and paid claims development as of December 31, 2020 (net of reinsurance), claims frequency metrics and incurred but not reported liabilities reported in the U.S. Medical segment. The information about incurred and paid claims development for the year ended December 31, 2019 is presented as supplementary information and is unaudited.

	Incurred Costs
Incurral Year	2019 (Unaudited)	2020	Unpaid Claims & Claim Expenses	Claims Frequency
(In millions)
2019	$23,306	$23,211	60	3.5	million
2020		24,927	2,764	3.7	million
Cumulative incurred costs for the periods presented		$48,138

	Cumulative Costs Paid
Incurral Year	2019 (Unaudited)	2020
2019	$20,920	$23,151
2020		22,163
Cumulative paid costs for the periods presented		$45,314

Outstanding liabilities for the periods presented, net of reinsurance		$2,824
Other long-duration liabilities not included in development table above		136
Net unpaid claims and claims expenses - U.S. Medical		2,960
Reinsurance and other amounts recoverable		224
Unpaid claims and claim expenses - U.S. Medical		$3,184
More than 95% of health claims incurred in a calendar year are paid within one year of their incurred date.
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

See Note 5 for a discussion of the divestiture of the Group Disability and Life business on December 31, 2020. For the year ended December 31, 2019, liabilities for unpaid claims and claim expenses within the Group Disability and Life business reflect the following primary products: long-term and short-term disability, life insurance and accident coverages and the majority of the Company’s liability for disability claims consisted of “disabled life reserves”, measured as the present value of estimated future benefit payments, including expected development, for each reported claim that is currently receiving benefit payments over the expected disability period or pending a decision on eligibility for benefits. The Company projected the expected disability period by using historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. Expected claim resolution rates may vary based upon the Company’s experience for the anticipated disability period, the covered benefit period, the cause of disability, the benefit design and the claimant’s age, gender and income level. The gross monthly benefit is reduced (offset) by disability income received under other benefit programs, most commonly Social Security Disability Income, workers’ compensation, statutory disability or other group benefit plans. The Company estimated the probability and amount of future offset awards and lapses based on the Company’s experience for certain offsets not yet finalized.
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
Liability balance details. The liability details for unpaid claims and claim expenses for the years ended December 31 are as follows:

(In millions)	2020	2019 (1)
Group Disability and Other
Group Disability and Life	$150	$4,972
Other Operations	159	187
Total Group Disability and Other	309	5,159
International Markets	963	844
Unpaid claims and claim expenses Group Disability and Other and International Markets	$1,272	$6,003
(1)Includes unpaid claim amounts classified as Liabilities of business held for sale, see Note 5.
Group Disability and Life balances as of December 31, 2020 include reserves associated with retained business and amounts reinsured to New York Life as part of the sale of the Group Disability and Life business.
The Company discounts certain liabilities, predominantly long-term disability liabilities, because benefits payments are made over extended periods. Discount rate assumptions for these liabilities are based on projected investment returns for the supporting asset portfolios.
Details of the Company’s Group Disability and Life unpaid claim discounted liability balance as of December 31, 2019 were as follows:

(In billions)	2019 (1)
Discounted liabilities		$4.5
Aggregate amount of discount		$1.2
Range of discount rates	4.0%	—	5.2%
(1)Includes unpaid claims amounts classified as Liabilities held for sale.

Activity in the Company’s liabilities for unpaid claims and claim expenses, excluding Other Operations, are presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

(In millions)	2020	2019 (1)	2018
Beginning balance	$5,816	$5,432	$5,274
Less: Reinsurance	184	156	140
Beginning balance, net	5,632	5,276	5,134
Incurred claims related to:
Current year	5,810	5,616	5,350
Prior years:
Interest accretion	154	152	156
All other incurred	19	(40)	(147)
Total incurred	5,983	5,728	5,359
Paid claims related to:
Current year	3,595	3,488	3,391
Prior years	2,015	1,873	1,808
Total paid	5,610	5,361	5,199
Acquisitions	—	—	23
Foreign currency	42	(11)	(41)
Divestiture of Group Disability and Life business	(5,093)	—	—
Ending balance, net	954	5,632	5,276
Add: Reinsurance	159	184	156
Ending balance	$1,113	$5,816	$5,432
(1)Includes unpaid claims amounts classified as Liabilities of business held for sale.
Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities. The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 10 for additional information on reinsurance.
Following the sale of the Company's Group Disability and Life business (see Note 5 for further information), the majority of the liability for unpaid claims and claim expenses relates to products sold in the International Markets segment. Prior to the sale, the majority of the liability for unpaid claims and claim expenses related to disability claims with long-tailed payouts. The rollforward above reflects activity inclusive of these reserves, which were sold on December 31, 2020. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims and reported in Medical costs and other benefit expenses in the Consolidated Statements of Income. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Favorable prior year incurred claims for the year ended December 31, 2019 primarily reflected favorable long-term disability resolution rate experience relative to expectations reflected in the prior year reserve and favorable reserve development for life, accident and voluntary driven by lower than expected incidence. Development for the year ended December 31, 2020 was immaterial.
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

A.Reinsurance Recoverables
Accounting policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company’s insurance businesses. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances for uncollectible reinsurance that, effective with adopting ASU 2016-13 on January 1, 2020, consists primarily of an allowance for expected credit losses. $31 million was recorded as a cumulative effect adjustment to retained earnings at adoption. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level. The Company's allowance for credit losses on reinsurance recoverables was $32 million as of December 31, 2020, of which $31 million was recorded as a cumulative effect adjustment to retained earnings at adoption.
The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below is $217 million of current reinsurance recoverables that are reported in Other current assets as of December 31, 2020; as of December 31, 2019 there was $222 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables are presented in the following table by range of external credit rating and collateral level.

(Dollars in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss(3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$—	$173	$173
Lower-medium grade (2)	—	—	64	64
Not rated	92	—	29	121
Total recoverables related to ongoing operations	92	—	266	358
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	3,033	—	3,033
Berkshire	309	409	—	718
Prudential Retirement Insurance and Annuity	625	—	—	625
Life Insurance Company of North America	—	424	—	424
Other	232	18	20	270
Not rated	—	17	4	21
Total recoverables related to acquisition, disposition or runoff activities	1,166	3,901	24	5,091
Total	$1,258	$3,901	$290	$5,449
Allowance for uncollectible reinsurance				(32)
Total reinsurance recoverables				$5,417
(1)Includes A- equivalent and higher current ratings certified by a nationally recognized statistical rating organization ("NRSRO")
(2)Includes BBB- to BBB+ equivalent current credit ratings certified by an NRSRO
(3)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level
Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral’s fair value.
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

(In millions)	2020	2019	2018
Premiums
Short-duration contracts
Direct	$38,425	$35,690	$32,148
Assumed	85	64	77
Ceded	(230)	(203)	(182)
Total short-duration contract premiums	38,280	35,551	32,043
Long-duration contracts
Direct	4,517	4,352	4,268
Assumed	99	105	116
Ceded
Individual life insurance and annuity business sold	(119)	(126)	(133)
Other	(150)	(168)	(181)
Total long-duration contract premiums	4,347	4,163	4,070
Total premiums	$42,627	$39,714	$36,113
Reinsurance recoveries
Individual life insurance and annuity business sold	$240	$238	$249
Other	191	157	203
Total reinsurance recoveries	$431	$395	$452

C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at December 31, 2020.
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

(Dollars in millions, excludes impact of reinsurance ceded)	December 31, 2020	December 31, 2019
Account value	$9,523	$9,110
Net amount at risk	$1,570	$1,764
Average attained age of contractholders (weighted by exposure)	77	76
Number of contractholders (estimated)	185,000	200,000
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
Assumptions used in fair value measurement. GMIB assets and liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse and annuity election rates). The Company classifies GMIB assets and liabilities in Level 3 of the fair value hierarchy described in Note 12 because assumptions related to future annuitant behavior are largely unobservable.
The only assumption expected to impact future shareholders’ net income is non-performance risk. The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the years ended December 31, 2020 and December 31, 2019.
GMIB liabilities totaling $729 million as of December 31, 2020 and $688 million as of December 31, 2019 were reported in Accrued expenses and other liabilities and Other non-current liabilities. There were three reinsurers covering 100% of the GMIB exposures as of December 31, 2020 and December 31, 2019 as follows:

(In millions)
Line of Business	Reinsurer	December 31, 2020	December 31, 2019	Collateral and Other Terms at December 31, 2020
GMIB	Berkshire	$353	$332	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	215	202
	Liberty Re (Bermuda) Ltd.	190	179	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$758	$713
All reinsurers are rated A- equivalent and higher by an NRSRO.
Amounts included in shareholders’ net income for GMIB assets and liabilities were not material in 2020, 2019 and 2018.

Note 11 – Investments
Cigna’s investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 for information about the valuation of the Company’s investment portfolio. Debt securities, commercial mortgage loans, derivative financial instruments and short-term investments with contractual maturities during the next twelve months are classified on the balance sheet as current investments, unless they are held as statutory deposits or restricted for other purposes and then they are classified in Long-term investments. Equity securities may include exchange traded funds that are used in our cash management strategy and are classified as current investments. All other investments are classified as Long-term investments. The following table summarizes the Company's investments by category and current or long-term classification.

	December 31, 2020			December 31, 2019
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$959	$17,172	$18,131	$928	$22,827	$23,755
Equity securities	—	501	501	—	303	303
Commercial mortgage loans	13	1,406	1,419	—	1,947	1,947
Policy loans	—	1,351	1,351	—	1,357	1,357
Other long-term investments	—	2,832	2,832	—	2,403	2,403
Short-term investments	359	—	359	423	—	423
Total				1,351	28,837	30,188
Investments classified as assets of business held for sale(1)				(414)	(7,295)	(7,709)
Investments per Consolidated Balance Sheets	$1,331	$23,262	$24,593	$937	$21,542	$22,479
(1)On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business and transferred a total of $8.4 billion of investments to New York Life Insurance Company as part of this divestiture. The table above includes $7.7 billion as of December 31, 2019 of investments associated with this business that was previously held for sale.

A.Investment Portfolio
Debt Securities
Accounting policy. Debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive income (loss) within Shareholders’ equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. Net unrealized appreciation on debt securities supporting the Company’s run-off settlement annuity business is reported in Non-current insurance and contractholder liabilities rather than Accumulated other comprehensive income (loss). When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Realized investment gains and losses. A portion of these investments are unconsolidated variable interest entities, see Note 13 for additional information.
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

Debt securities are classified as either Current or Long-term investments based on their contractual maturities.
The amortized cost and fair value by contractual maturity periods for debt securities were as follows at December 31, 2020:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$991	$1,001
Due after one year through five years	5,412	5,699
Due after five years through ten years	5,581	6,178
Due after ten years	3,809	4,818
Mortgage and other asset-backed securities	427	435
Total	$16,220	$18,131
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below. As a result of the U.S. Group Disability and Life business divestiture, debt securities with a fair value of $7.8 billion, primarily in the Corporate and State and local government sectors, were transferred to New York Life on December 31, 2020. These debt securities included unrealized appreciation of $864 million and unrealized depreciation of $2 million. See Note 5 for further information.

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
December 31, 2020
Federal government and agency	$334	$—	$122	$—	$456
State and local government	150	—	17	—	167
Foreign government	2,201	—	318	(8)	2,511
Corporate	13,108	(19)	1,506	(33)	14,562
Mortgage and other asset-backed	427	(7)	27	(12)	435
Total	$16,220	$(26)	$1,990	$(53)	$18,131
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,282	$(5)	$838	$(3)	$3,112
December 31, 2019
Federal government and agency	$498	$—	$235	$—	$733
State and local government	729	—	81	—	810
Foreign government	2,027	—	230	(1)	2,256
Corporate	18,149	—	1,299	(28)	19,420
Mortgage and other asset-backed	506	—	31	(1)	536
Total	$21,909	$—	$1,876	$(30)	$23,755
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,229	$—	$740	$(4)	$2,965
(1)Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.
The Company had commitments to purchase $149 million of debt securities as of December 31, 2020, bearing interest at a fixed market rate.
Review of declines in fair value. Management reviews impaired debt securities to determine whether a credit loss allowance is needed based on criteria that include:
•severity of decline;
•financial health and specific prospects of the issuer; and
•changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region.

The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. See discussion of Realized Investment Gains and Losses below for further information on the credit loss expense recorded for the Company's investments.

	December 31, 2020				December 31, 2019
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,026	$1,045	$(19)	300	$723	$729	$(6)	267
Below investment grade	$381	$405	$(24)	232	$340	$348	$(8)	355
More than one year
Investment grade	$18	$18	$—	6	$366	$378	$(12)	118
Below investment grade	$90	$100	$(10)	33	$84	$88	$(4)	93
Total	$1,515	$1,568	$(53)	571	$1,513	$1,543	$(30)	833
The table below presents a roll-forward of the allowance for credit losses on debt securities for the year ended December 31, 2020.

(In millions)	2020
Balance at beginning of period	$—
Additions for debt securities where no credit loss has previously been recognized	82
Reductions for securities sold during the period	(15)
Decrease for debt securities where credit losses have previously been recorded	(41)
Balance December 31,	$26
Equity Securities
Accounting policy. Changes in the fair values of equity securities that have a readily determinable fair value are reported in Net realized investment gains (losses). Equity securities without a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes. Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in Net realized investment gains (losses) and dividends reported in Net investment income.
Equity securities with a readily determinable fair value consist primarily of mutual funds that invest in fixed income debt securities while those without a readily determinable fair value consist of private equity investments. The amount of impairments or value changes resulting from observable price changes on equity securities still held was not material as of December 31, 2020 or 2019.
The following table provides the values of the Company's equity security investments as of December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$180	$202	$61	$64
Equity securities with no readily determinable fair value	$225	$255	$183	$192
Hybrid equity securities	$58	$44	$58	$47
Total	$463	$501	$302	$303
Commercial Mortgage Loans
Accounting policy. Commercial mortgage loans are carried at unpaid principal balances. Beginning January 1, 2020 with the adoption of ASU 2016-13, unpaid principal balances are presented net of an allowance for expected credit losses. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Realized investment gains and losses in the Company’s income statement. Each period, the Company establishes (or adjusts) its allowance for expected credit losses for commercial mortgage loans. The allowance for expected credit losses is based on a credit risk category that is assigned to each loan at origination using key credit quality indicators, including debt service coverage and loan-to-value ratios. Credit risk categories are updated as key credit quality indicators change. An expected loss rate, assigned based on the credit risk category, is applied to each loan's unpaid principal balance to develop an aggregate allowance for expected credit losses. Prior to adoption, impaired commercial mortgage loans were written down to the lower of unpaid principal or fair value of the underlying collateral when it became probable that the Company would not collect all amounts due under its promissory note. The Company recorded an allowance of $7 million through a cumulative effect adjustment to retained earnings to reflect expected credit losses at adoption. The credit loss allowance for the Company’s commercial mortgage loan investments was $6 million as of December 31, 2020.
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
The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of December 31, 2020 and December 31, 2019. As a result of the U.S. Group Disability and Life business divestiture, $0.6 billion of commercial mortgage loans were transferred to New York Life on December 31, 2020, see Note 5 for further information.

(Dollars in millions)	December 31, 2020			December 31, 2019
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$533	2.28		$1,136	2.19
60% to 79%	751	2.08		723	1.98
80% to 100%	141	1.33		88	1.62
Allowance for credit losses	(6)
Total	$1,419	2.08	61%	$1,947	2.09	58%
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
All commercial mortgage loans in the Company's portfolio are current as of December 31, 2020 and December 31, 2019.

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
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2020 and 2019 is expected to be held longer than one year and may include real estate acquired through the foreclosure of commercial mortgage loans.
Additionally, statutory and other restricted deposits, healthcare related investment partnerships and foreign currency swaps carried at fair value are reported in the table below as Other. See discussion below for information on the Company’s accounting policies for derivative financial instruments.
Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. A majority of these investments are unconsolidated variable entities, see Note 13 for additional information. The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 38% of the committed amounts in 2021.

			Unfunded Commitments as of
	Carrying value as of December 31,
(In millions)	2020	2019	December 31, 2020
Real estate investments	$951	$788	$677
Securities partnerships	1,683	1,409	1,617
Other	198	206	31
Total	$2,832	$2,403	$2,325
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
Short-term investments and cash equivalents included the following types of issuers. The increase since prior year end is substantially attributable to proceeds received on December 31, 2020 from the U.S. Group Disability and Life business divestiture, see Note 5 for further information.

(In millions)	December 31, 2020	December 31, 2019
Corporate securities	$2,669	$1,985
Federal government securities	$158	$472
Foreign government securities	$90	$65
Money market funds	$5,134	$631
B.Derivative Financial Instruments
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
The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty. The Company may incur a loss if dealers failed to perform under derivative contracts, however collateral has been posted by dealers to cover substantially all of the net fair values owed at December 31, 2020 and December 31, 2019. The fair value of collateral posted by the Company was not significant as of December 31, 2020 or December 31, 2019.
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
The gross fair values of our derivative financial instruments are presented in Note 12. The following table summarizes the types and notional quantity of derivative instruments held by the Company. As of December 31, 2020 and December 31, 2019, the effects of these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from accumulated other comprehensive income into shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness.

		Notional Value as of
(In millions)		December 31, 2020	December 31, 2019
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$925	$817
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros, Korean Won and Taiwan Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$438
	Foreign currency forward contracts	$636	$406
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$538	$410
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
Concentration of Risk
The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2020 or 2019.
C.Net Investment Income
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
The components of Net investment income for the years ended December 31 were as follows:

(In millions)	2020	2019	2018
Debt Securities	$962	$986	$1,009
Equity securities	11	5	28
Commercial mortgage loans	80	88	78
Policy loans	64	66	70
Other long-term investments	127	167	156
Short-term investments and cash	52	131	194
Total investment income	1,296	1,443	1,535
Less investment expenses	52	53	55
Net investment income	$1,244	$1,390	$1,480

D.Realized Investment Gains and Losses
Accounting policy. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, change in the fair value of certain derivatives and equity securities and changes in valuation reserves on commercial mortgage loans. Commencing January 1, 2020, realized gains and losses also include credit loss expense resulting from the impact of changes in the allowances for credit losses on debt securities and commercial mortgage loan investments under ASU 2016-13.
Gains and losses relating to the transfers of investment assets associated with the divestiture of the U.S. Group Disability and Life business are excluded from the activity below, see Note 5 for further information. The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency, see Note 9 for further information), as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

(In millions)	2020	2019	2018
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$186	$189	$(34)
Credit loss (expense) recoveries on invested assets	(27)	—	—
Other investment asset write-downs	(10)	(12)	(47)
Net realized investment gains (losses), before income taxes	$149	$177	$(81)
Net realized investment gains, excluding credit loss expense and asset write-downs for the year ended December 31, 2020 was primarily driven by mark-to-market gains on equity securities and sales of debt securities, while this activity for the year ended December 31, 2019 was primarily driven by gains on the sales of real estate partnerships and debt securities. Net realized investment losses, excluding credit loss expense and asset write-downs in 2018 represented mark-to-market losses on equity securities and derivatives, partially offset by gains on the sales of real estate partnerships. Credit loss (expense) recoveries on invested assets for the year ended December 31, 2020 reflects credit losses incurred primarily on debt securities due to uncertainty around issuers in certain industries that are particularly impacted by the global COVID-19 pandemic. Realized gains and losses on equity securities still held at December 31, 2020, 2019 and 2018 were not material.
The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2020	2019	2018
Proceeds from sales	$2,186	$3,077	$2,625
Gross gains on sales	$89	$72	$28
Gross losses on sales	$(23)	$(19)	$(47)

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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of December 31, 2020 and December 31, 2019 about the Company’s financial assets and liabilities carried at fair value. As a result of the U.S. Group Disability and Life business divestiture, debt securities with a fair value of $7.8 billion, primarily classified in Level 2 of the fair value hierarchy, were transferred to New York Life on December 31, 2020. See Note 5 for further information. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019	As of December 31, 2020	As of December 31, 2019
Financial assets at fair value
Debt securities
Federal government and agency	$207	$197	$249	$536	$—	$—	$456	$733
State and local government	—	—	167	810	—	—	167	810
Foreign government	—	—	2,498	2,228	13	28	2,511	2,256
Corporate	—	—	13,878	19,063	684	357	14,562	19,420
Mortgage and other asset-backed	—	—	309	398	126	138	435	536
Total debt securities	207	197	17,101	23,035	823	523	18,131	23,755
Equity securities (1)	50	7	165	72	31	32	246	111
Short-term investments	—	—	325	423	—	—	325	423
Derivative assets (3)	—	—	72	83	—	—	72	83
Real estate funds priced at NAV as a practical expedient (2)							156	184
Financial liabilities at fair value
Derivative liabilities	$—	$—	$108	$18	$—	$—	$108	$18
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV”)) including changes in the fair value of its underlying investments. The Company has $50 million in unfunded commitments in these funds as of December 31, 2020.
(3)Derivative assets above include $34 million that are presented in the Short-term investments category in Note 11. See Note 11 for more information on our accounting for Derivative Financial Instruments.
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
Debt and equity securities. Approximately 94% of the Company’s investments in debt and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many debt securities do not trade daily. Pricing models are used to determine these prices when recent trades are not available. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of December 31, 2020 or 2019. The nature and use of these derivative financial instruments are described in Note 11.
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
The Company classifies certain newly-issued, privately-placed, complex or illiquid securities in Level 3. Approximately 5% of debt and equity securities are priced using significant unobservable inputs and classified in this category.
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
Quantitative Information about Unobservable Inputs
The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of December 31, 2020 and 2019. The range and weighted average basis point (“bps”) amounts for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values. These liquidity and credit spreads have increased over the reported periods, resulting from continued uncertainty over the economic impacts related to COVID-19.
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	December 31, 2020	December 31, 2019	Unobservable input December 31, 2020	December 31, 2020		December 31, 2019
Debt securities
Corporate and government debt securities	$696	$385	Liquidity	60 - 1370 (470)	bps	70 - 930 (280)	bps
Mortgage and other asset-backed securities	126	138	Liquidity	60 - 380 (80)	bps	60 - 370 (70)	bps
			Weighting of credit spreads	300 - 670 (480)	bps	240 - 460 (330)	bps
Securities not priced by the Company (1)	1	—
Total Level 3 debt securities	$823	$523
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
Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2020 and 2019. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	2020	2019
Balance at beginning of period	$555	$410
Total gains (losses) included in shareholders’ net income	(7)	(8)
Gains (losses) included in other comprehensive income	(12)	22
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	7	2
Purchases, sales and settlements
Purchases	107	72
Sales (2)	(121)	—
Settlements	(89)	(19)
Total purchases, sales and settlements	$(103)	$53
Transfers into/(out of) Level 3
Transfers into Level 3	774	170
Transfers out of Level 3	(360)	(94)
Total transfers into/(out of) Level 3	$414	$76
Balance at December 31,	$854	$555
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(17)	$(8)
Change in unrealized gains or losses included in other comprehensive income for assets held at the end of the reporting period	$(6)	N/A
(1)Amounts do not accrue to shareholders.
(2)Sales in 2020 include $108 million of Level 3 debt securities transferred to New York Life Insurance Company on December 31, 2020 as part of the U.S. Group Disability and Life business divestiture. See Note 5 for further details.
Total gains and losses included in Shareholders’ net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment gains (losses) and Net investment income.
Gains and losses included in Other comprehensive income in the tables above are reflected in Net unrealized (depreciation) appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty, and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgement that must be applied to the pricing of certain instruments increases, and is typically observed through the widening of liquidity and credit spreads. Transfers between Level 2 and Level 3 during 2020 and 2019 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors. Transfers into and out of Level 3 are higher in 2020 due to fluctuations in liquidity and credit spreads over the reported periods, resulting from continued uncertainty over the economic impacts related to COVID-19. See discussion under Quantitative Information about Unobservable Inputs above for more information.

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
Fair values of separate account assets at December 31 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Guaranteed separate accounts (See Note 21)	$226	$219	$297	$271	$—	$—	$523	$490
Non-guaranteed separate accounts (1)	1,925	1,450	5,600	5,522	355	263	7,880	7,235
Subtotal	$2,151	$1,669	$5,897	$5,793	$355	$263	8,403	7,725
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							683	756
Total								8,481
Separate account assets of business classified as held for sale								(16)
Separate account assets per Consolidated Balance Sheets							$9,086	$8,465
(1)Non-guaranteed separate accounts included $4.2 billion as of December 31, 2020 and $4.0 billion as of December 31, 2019 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of December 31, 2020 and $0.2 billion classified in Level 3 as of December 31, 2019.
Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material in 2020 or 2019.

Separate account investments in securities partnerships, real estate and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient) including changes in the fair values of its underlying investments. Substantially all of these assets support the Cigna Pension Plans. The following table provides additional information on these investments.

	Fair Value as of		Unfunded Commitment as of December 31, 2020	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	December 31, 2020	December 31, 2019
Securities partnerships	$463	$531	$272	Not applicable	Not applicable
Real estate funds	215	220	—	Quarterly	30 - 90 days
Hedge funds	5	5	—	Up to annually, varying by fund	30 - 90 days
Total	$683	$756	$272
As of December 31, 2020, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable, and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.
B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as when investments become impaired, including investment real estate and commercial mortgage loans and certain equity securities with no readily determinable fair value. For 2020 and 2019, there were no such impairments. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. There were $75 million in 2020 and $22 million in 2019 of realized investment gains relating to price changes for equity securities with no readily determinable fair value. Carrying values represented less than 1% of total investments as of both 2020 and 2019.
C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2020 and 2019. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		December 31, 2020		December 31, 2019
(In millions)	Classification in Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,456	$1,419	$1,989	$1,947
Long-term debt, including current maturities, excluding finance leases	Level 2	$37,676	$31,835	$39,439	$36,375
Off-balance sheet financial instruments include commitments to purchase debt securities or fund commercial mortgage loans at fixed rates of interest. The fair values of off-balance sheet financial instruments were not material as of December 31, 2020 and 2019.
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

The Company determined it was not a primary beneficiary in any material variable interest entities as of December 31, 2020 or December 31, 2019. The Company’s involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as unconsolidated variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights. The Company’s investments in approximately 150 limited partnerships that have a carrying value of $2.1 billion as of December 31, 2020 and are reported in Long-term investments. We have commitments to contribute an additional $1.9 billion to these entities. The Company's maximum exposure to loss from these investments is $4.0 billion, calculated as the sum of our carrying value and the additional funding commitments. Our noncontrolling interest in each of these limited partnerships is generally less than 15% of the partnership ownership interests. See Note 11 for further information on the Company's accounting policy for long-term investments.
Other asset-backed and corporate securities. In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. These investments provide the Company fixed-rate cash flows and are accounted for as debt securities. As of December 31, 2020 the carrying value of these investments is $0.5 billion, which represents the Company's maximum exposure related to these instruments. Our combined ownership interests are insignificant relative to the total principal amounts issued by these entities. See Note 11 for further information on the Company's accounting policy for debt securities.
The Company is involved in other types of variable interest entities, including real estate joint ventures that develop properties for residential and commercial use, independent physician associations (IPAs) that provide care management services and international healthcare joint ventures. The carrying values and maximum exposures for each of these types of unconsolidated variable interest entities was not material as of December 31, 2020.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities in excess of its maximum exposure. We perform ongoing qualitative analyses of our involvement with these variable interest entities to determine if consolidation is required.

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

	For the Years Ended December 31,
(In millions)	2020	2019	2018
Securities and Derivatives
Beginning balance	$975	$18	$328
Reclassification adjustment to retained earnings related to U.S. tax reform legislation	—	—	65
Reclassification adjustment to retained earnings related to new financial instruments guidance	—	—	(4)
Reclassification adjustment from retained earnings related to new hedging guidance	—	—	(6)
Adjusted beginning balance	975	18	383
Appreciation (depreciation) on securities and derivatives	776	1,266	(512)
Tax (expense) benefit	(150)	(270)	100
Net appreciation (depreciation) on securities and derivatives	626	996	(412)
Reclassification adjustment for (gains) included in shareholders' net income ((gain) loss on sale of business)	(862)	—	—
Reclassification adjustment for (gains) losses included in shareholders' net income (net realized investment (gains) losses)	(26)	(49)	60
Reclassification adjustment for tax expense (benefit) included in shareholders’ net income	187	10	(13)
Net (gains) losses reclassified from AOCI to net income	(701)	(39)	47
Other comprehensive (loss) income, net of tax	(75)	957	(365)
Ending balance	$900	$975	$18

Translation of foreign currencies
Beginning balance	$(275)	$(221)	$(65)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation	—	—	(4)
Adjusted beginning balance	(275)	(221)	(69)
Translation of foreign currencies	232	(57)	(167)
Tax (expense) benefit	12	(2)	—
Net translation of foreign currencies	244	(59)	(167)
Reclassification adjustment for losses included in shareholders' net income ((gain) loss on sale of business)	11	—	—
Reclassification adjustment for tax expense (benefit) included in shareholders’ net income	(3)	—	—
Net translation losses reclassified from AOCI to net income	8	—	—
Other comprehensive income (loss), net of tax	252	(59)	(167)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(8)	(5)	(15)
Shareholders' other comprehensive income (loss), net of tax	260	(54)	(152)
Ending balance	$(15)	$(275)	$(221)

Postretirement benefits liability
Beginning balance	$(1,641)	$(1,508)	$(1,345)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation	—	—	(290)
Adjusted beginning balance	(1,641)	(1,508)	(1,635)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (interest expense and other)	70	62	69
Reclassification adjustment for settlement (interest expense and other)	—	10	—
Reclassification adjustment for tax expense (benefit) included in shareholders’ net income	(17)	(15)	(15)
Net adjustments reclassified from AOCI to net income	53	57	54
Valuation update	(206)	(249)	93
Tax (expense) benefit	48	59	(20)
Net change due to valuation update	(158)	(190)	73
Other comprehensive (loss) income, net of tax	(105)	(133)	127
Ending balance	$(1,746)	$(1,641)	$(1,508)

Note 15 – Pension
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
For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a “market-related” asset valuation that differs from the actual fair value for domestic pension plan assets invested in non-fixed income investments. The “market-related” value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. The market-related asset value was approximately $4.4 billion, compared with a fair value of approximately $4.6 billion at December 31, 2020.
B.Funded Status and Amounts Included in Accumulated Other Comprehensive Income
The following table summarizes the projected benefit obligations and assets related to our U.S. and non-U.S. pension plans as of, and for the years ended December 31:

	Pension Benefits
(In millions)	2020	2019
Change in benefit obligation
Benefit obligation, January 1	$5,314	$4,741
Service cost	2	2
Interest cost	168	194
Litigation settlement	—	142
Actuarial losses, net (1)	416	574
Benefits paid from plan assets	(285)	(325)
Benefits paid — other	(15)	(14)
Benefit obligation, December 31	5,600	5,314
Change in plan assets
Fair value of plan assets, January 1	4,441	4,151
Actual return on plan assets	449	594
Benefits paid	(285)	(325)
Contributions	18	21
Fair value of plan assets, December 31	4,623	4,441
Funded status	$(977)	$(873)
Liability in Consolidated Balance Sheets
Accrued expenses and other liabilities	$(15)	$(18)
Other non-current liabilities	$(962)	$(855)
(1)2020 Loss reflects a decrease in the discount rate, partially offset by a favorable change in the mortality assumption; 2019 loss reflects a decrease in the discount rate and an unfavorable change in the mortality assumption.
We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company made immaterial contributions to the qualified pension plans in 2020. For 2021, contributions to the qualified pension plans are expected to be immaterial. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension and other postretirement benefit plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.

Benefit payments. The following benefit payments are expected to be paid in:

(In millions)	Pension Benefits
2021	$328
2022	$313
2023	$316
2024	$316
2025	$315
2026-2030	$1,551
Amounts reflected in the pension liabilities shown above that have not yet been reported in net income and, therefore, have been included in Accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits
(In millions)	2020	2019
Unrecognized net (losses)	$(2,277)	$(2,132)
Unrecognized prior service cost	(5)	(5)
Postretirement benefits liability adjustment	$(2,282)	$(2,137)
C.Cost of Our Plans
Net pension cost was as follows:

	Pension Benefits
(In millions)	2020	2019	2018
Service cost	$2	$2	$3
Interest cost	168	194	169
Expected long-term return on plan assets	(260)	(245)	(257)
Amortization of:
Prior actuarial losses, net	78	59	70
Prior service cost	—	—	—
Litigation settlement - plan amendment	—	142	32
Settlement loss	—	10	—
Net (benefit) cost	$(12)	$162	$17
Old Cigna and the Cigna Pension Plan (the “Plan”) were defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1997. In the fourth quarter of 2018, the Plan was ordered to pay $32 million representing the attorney fee portion of the settlement. This payment was recognized as an expense in 2018. In the first quarter of 2019, the Plan implemented the court order resulting in an increase to the pension liability of $142 million. The Company reversed a litigation reserve for the expenses recognized for this matter in both 2019 and 2018 aggregating to the same amount resulting in no impact on net income.
D.Assumptions Used for Pension

	2020	2019
Discount rate:
Pension benefit obligation	2.49%	3.30%
Pension benefit cost	3.30%	4.23%
Expected long-term return on plan assets:
Pension benefit cost	6.75%	6.75%
Mortality table for pension obligations	White Collar mortality table with MP 2020 projection scale	White Collar mortality table with MP 2019 projection scale

The Company develops discount rates by applying actual annualized yields for high quality bonds by duration to the expected pension plan liability cash flows. The bond yields represent a diverse mix of actively traded high quality fixed-income securities that have an above average return at each duration as management believes this approach is representative of the yield achieved through plan asset investment strategy.
The expected long-term return on plan assets was developed considering historical long-term actual returns, expected long-term market conditions, plan asset mix and management's plan asset investment strategy.
E.Pension Plan Assets
As of December 31, 2020, pension assets included $4.2 billion invested in the separate accounts of Connecticut General Life Insurance Company, a subsidiary of the Company, as well as an additional $0.4 billion, primarily invested directly in funds offered by an unaffiliated insurance company.
The fair values of pension assets by category are as follows as of December 31, 2020 and 2019.

(In millions)	2020	2019
Debt securities:
Federal government and agency	$9	$—
Corporate	1,680	1,906
Asset-backed	53	41
Fund investments	380	460
Total debt securities	2,122	2,407
Equity securities:
Domestic	978	582
International, including funds and pooled separate accounts (1)	471	419
Total equity securities	1,449	1,001
Securities partnerships	463	531
Real estate funds, including pooled separate accounts (1)	219	230
Commercial mortgage loans	95	96
Hedge funds	1	24
Guaranteed deposit account contract	98	100
Cash equivalents and other current assets, net	176	52
Total pension assets at fair value	$4,623	$4,441
(1)A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.
The Company’s current target investment allocation percentages (50% fixed income, 33% public equity securities and 17% in other investments, including private equity (securities partnerships) and real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company will evaluate further allocation changes to equity securities, other investments and fixed income securities as funding levels change.
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
The Company may elect to increase its matching contributions if the Company’s annual performance meets certain targets. The Company’s annual expense for these plans was as follows:

(In millions)	2020	2019	2018
Expense	$243	$256	$196

Note 16 – Employee Incentive Plans
A.About Our Plans
The People Resources Committee (the “Committee”) of the Board of Directors awards stock options, restricted stock grants, restricted stock units, deferred stock and strategic performance shares to certain employees.
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
Shares of common stock available for award at December 31, were as follows:

(In millions)	2020	2019	2018
Common shares available for award	20.6	23.2	25.7
B.Stock Options
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

	2020	2019	2018
Dividend yield	—%	—%	—%
Expected volatility	30.0%	30.0%	35.0%
Risk-free interest rate	1.4%	2.5%	2.5%
Expected option life	4.5 years	4.4 years	4.4 years
Weighted average fair value of options	$52.42	$53.10	$64.18
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

The following table shows the status of, and changes in, common stock options during the last three years.

(Options in thousands)	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	11,438	$136.19	12,370	$125.46	6,156	$100.79
Granted	1,851	$191.86	1,569	$183.41	7,080	$143.62
Exercised	(3,289)	$115.38	(2,297)	$106.75	(771)	$88.35
Expired or canceled	(258)	$188.79	(204)	$180.08	(95)	$165.04
Outstanding - December 31	9,742	$152.40	11,438	$136.19	12,370	$125.46
Options exercisable at year-end	6,837	$137.08	8,874	$123.87	9,446	$114.22
Compensation expense of $66 million related to unvested stock options at December 31, 2020 will be recognized over the next two years (weighted average period).
The table below summarizes information for stock options exercised during the last three years:

(In millions)	2020	2019	2018
Intrinsic value of options exercised	$304	$180	$86
Cash received for options exercised	$376	$224	$68
Tax benefit from options exercised	$57	$34	$8
The following table summarizes information for outstanding common stock options at December 31, 2020:

	Options Outstanding	Options Exercisable
Number (in thousands)	9,742	6,837
Total intrinsic value (in millions)	$543	$486
Weighted average exercise price	$152.40	$137.08
Weighted average remaining contractual life	5.8 years	4.6 years
C.Restricted Stock
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
The following table shows the status of, and changes in, restricted stock awards during the last three years.

(Awards in thousands)	2020		2019		2018
	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	1,945	$178.78	2,138	$168.12	1,295	$126.44
Awarded	791	$191.22	870	$183.86	1,451	$183.29
Vested	(1,026)	$161.58	(964)	$160.74	(560)	$112.53
Forfeited	(110)	$186.63	(99)	$168.68	(48)	$150.84
Outstanding - December 31	1,600	$186.12	1,945	$178.78	2,138	$168.12

The fair value of vested restricted stock at the vesting date for the years ended December 31 was as follows:

(In millions)	2020	2019	2018
Fair value of vested restricted stock	$190	$171	$107
Approximately 10,300 employees held 1.6 million restricted stock awards at the end of 2020 with $152 million of related compensation expense to be recognized over the next two years (weighted average period).
D.Strategic Performance Shares (“SPS”)
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
The following table shows the status of, and changes in, SPSs during the last three years:

	2020		2019		2018
(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date
Outstanding - January 1	818	$177.94	707	$160.74	778	$136.57
Awarded	362	$191.52	389	$184.72	221	$197.51
Vested	(309)	$159.67	(244)	$139.27	(269)	$121.57
Forfeited	(63)	$187.76	(34)	$178.98	(23)	$158.16
Outstanding - December 31	808	$190.02	818	$177.94	707	$160.74
The fair value of vested SPSs at the vesting date for the years ended December 31 was as follows:

	2020		2019		2018
(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Shares of Cigna common stock distributed upon SPS vesting	306	$55	254	$45	380	$73
Approximately 1,500 employees held 808,000 SPSs at the end of 2020 and $63 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for “performance condition” SPSs will vary based on actual performance in 2021 and 2022.
E.Compensation Cost and Tax Effects of Share-based Compensation
The Company records tax benefits in shareholders’ net income during the vesting period based on the amount of expense being recognized. The difference between tax benefits based on the expense and the actual tax benefit realized are also recorded in net income when stock options are exercised, or when restricted stock and SPSs vest.

(In millions)	2020	2019	2018
Total compensation cost for shared-based awards	$289	$299	$180
Tax benefits recognized	$63	$59	$36

Note 17 – Goodwill, Other Intangibles and Property and Equipment
A.Goodwill
Accounting policy. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, based on those reporting units’ relative fair values. As a result, goodwill is primarily reported in the Evernorth segment ($33.8 billion), the U.S. Medical segment ($10.4 billion) and, to a lesser extent, the International Markets segment ($0.4 billion).
The Company conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through shareholders’ net income if impaired. On a quarterly basis, the Company performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on either a market approach or a discounted cash flow analysis using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit’s weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within that reporting unit. Projections of future cash flows for each reporting unit are consistent with our annual planning process for revenues, pharmacy costs, benefits expenses, operating expenses, taxes, capital levels and long-term growth rates.
Goodwill activity. Goodwill activity during 2020 and 2019 was as follows:

(In millions)	2020	2019
Balance at January 1,	$44,602	$44,505
Goodwill acquired, net	29	103
Impact of foreign currency translation	17	(6)
Balance at December 31,	$44,648	$44,602
B.Other Intangibles
Accounting policy. The Company’s other intangible assets primarily include purchased customer and producer relationships, provider networks and trademarks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows including key assumptions for customer attrition and discount rates. The Company’s definite-lived intangible assets are amortized on an accelerated or straight-line basis, reflecting their pattern of economic benefits, over periods from three to 39 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.
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
There were no material impairments in the years ended December 31, 2020, 2019 or 2018.

Components of other assets, including other intangibles. Other intangible assets were comprised of the following at December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
2020
Customer relationships	$29,432	3,024	26,408
Trade Name - Express Scripts	8,400		8,400
Other	475	104	371
Other intangible assets	38,307	3,128	35,179
Value of business acquired (reported in Deferred policy acquisition costs)	670	152	518
Total	$38,977	3,280	35,697
2019
Customer relationships	$31,184	3,319	27,865
Trade Name - Express Scripts	8,400		8,400
Other	383	86	297
Other intangible assets	39,967	3,405	36,562
Value of business acquired (reported in Deferred policy acquisition costs)	643	122	521
Total	$40,610	3,527	37,083
The Company has indefinite-lived intangible assets totaling $8.5 billion at December 31, 2020 and $8.4 billion at December 31, 2019, largely consisting of trade names and licenses.
C.Property and Equipment
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
Components of property and equipment. Property and equipment was comprised of the following as of December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
2020
Internal-use software	$7,061	$4,048	$3,013
Other property and equipment	2,719	1,527	1,192
Total property and equipment	$9,780	$5,575	$4,205
2019
Internal-use software	$6,578	$3,282	$3,296
Other property and equipment	2,569	1,353	1,216
Total property and equipment	9,147	4,635	4,512
Property and equipment classified as Assets held for sale	(226)	(131)	(95)
Total property and equipment per Consolidated Balance Sheet	$8,921	$4,504	$4,417

Components of depreciation and amortization. Depreciation and amortization expense was comprised of the following for the years ended December 31:

(In millions)	2020	2019	2018
Internal-use software	$971	$850	$323
Other property and equipment	276	284	146
Value of business acquired (reported in deferred policy acquisition costs)	28	34	16
Other intangibles	1,527	2,483	210
Total depreciation and amortization	$2,802	$3,651	$695
The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization
2021	$2,719
2022	$2,236
2023	$2,014
2024	$1,821
2025	$1,760

Note 18 – Leases
Cigna adopted ASU 2016-2, Leases, as of January 1, 2019. As permitted by the standard, the Company did not restate its Consolidated Financial Statements for periods prior to the adoption date and the required disclosures presented below are prospective from the date of adoption. The Company’s leases are primarily for office space and certain computer and other equipment, and have terms of up to 34 years.
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

The components of lease expense were as follows:

	For the Years Ended December 31,
(In millions)	2020	2019
Operating lease cost	$190	$188
Finance lease cost:
Amortization of ROU assets	28	28
Interest on lease liabilities	3	3
Total finance lease cost	31	31
Variable lease cost	48	50
Total lease cost	$269	$269
Rental expense under operating lease agreements was $162 million for the year ended December 31, 2018.
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
(In millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$189	$173
Operating cash outflows from finance leases	$3	$3
Financing cash outflows from finance leases	$26	$25

ROU assets obtained in exchange for lease obligations:
Operating leases	$189	$89
Finance leases	$9	$68
The non-cash impact of adopting the new lease guidance in 2019 was an increase of Other assets of $615 million and an increase to Accrued expenses and other liabilities of $630 million.
Operating and finance lease ROU assets and lease liabilities were as follows:

(In millions)	December 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets	$552	$536

Accrued expenses and other liabilities	$152	$166
Other non-current liabilities	491	465
Total operating lease liabilities	$643	$631

Finance leases:
Property and equipment, gross	$98	$110
Accumulated depreciation	(46)	(23)
Property and equipment, net	$52	$87

Short-term debt	$18	$27
Long-term debt	36	61
Total finance lease liabilities	$54	$88

As of December 31, 2020, the weighted average remaining lease term was five years for operating leases and four years for finance leases, and the weighted average discount rate was 3.51% for operating leases and 3.95% for finance leases.
Maturities of lease liabilities as of December 31, 2020 were as follows:

(In millions)	Operating Leases	Finance Leases
2021	$150	$20
2022	170	18
2023	118	6
2024	89	3
2025	57	3
Thereafter	121	10
Total lease payments	705	60
Less: imputed interest	62	6
Total	$643	$54

Note 19 – Shareholders' Equity and Dividend Restrictions
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

(In billions)	2020	2019	2018
Net income	$4.0	$3.8	$3.4
Surplus	$12.9	$13.8	$12.2
The Company’s HMO and life, accident and health insurance subsidiaries are also subject to minimum statutory surplus requirements and may be required to maintain investments on deposit with state departments of insurance or other regulatory bodies. Additionally, these subsidiaries may be subject to regulatory restrictions on the amount of annual dividends or other distributions (such as loans or cash advances) that insurance companies may extend to their parent companies without prior approval. As of December 31, 2020, these amounts, including restricted GAAP net assets of the Company’s subsidiaries, were as follows:

(In billions)	2020
Minimum statutory surplus required by regulators	$4.9
Investments on deposit with regulatory bodies	$0.4
Maximum dividend distributions permitted in 2021 without regulatory approval	$2.5
Maximum loans to the parent company permitted without regulatory approval	$0.8
Restricted GAAP net assets of Cigna Corporation's subsidiaries	$13.5
Permitted practices used by the Company’s insurance subsidiaries in 2020 that differed from prescribed regulatory accounting had an immaterial impact on statutory surplus.
Note 20 – Income Taxes
Accounting policy. Deferred income taxes are reflected in the Consolidated Balance Sheets for differences between the financial and income tax reporting bases of the Company’s underlying assets and liabilities, and established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not, and a valuation allowance is established to the extent this standard is not met. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the reporting period excluding adjustments to accumulated other comprehensive income or amounts recorded in connection with a business combination. The current income tax provision generally represents estimated amounts due on income tax returns for the year reported to various jurisdictions plus the effect of any uncertain tax positions. The Company recognizes a liability for uncertain tax positions if management believes the probability that the positions will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. The liabilities for uncertain tax positions are classified as current when the position is expected to be settled within 12 months or the statute of limitation expires within 12 months.
Income taxes attributable to the Company’s foreign operations are generally provided using the respective foreign jurisdictions’ tax rate.
The liquidity and regulatory capital requirements of our foreign operations and certain international growth initiatives are supported by retaining overseas a significant portion of the earnings generated by our foreign operations. This strategy does not materially limit Cigna's ability to meet the Company's liquidity and capital needs in the United States. The Company generally does not intend to repatriate these earnings.
A.Income Tax Expense
The components of income taxes for the years ended December 31 were as follows:

(In millions)	2020	2019	2018
Current taxes
U.S. income taxes	$2,128	$1,476	$804
Foreign income taxes	334	173	185
State income taxes	303	114	47
Total current taxes	2,765	1,763	1,036
Deferred taxes (benefits)
U.S. income taxes (benefits)	(217)	(236)	(75)
Foreign income taxes	11	16	8
State income tax (benefits)	(180)	(93)	(34)
Total deferred taxes (benefits)	(386)	(313)	(101)
Total income taxes	$2,379	$1,450	$935
Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate for the following reasons:

	2020		2019		2018
(In millions)	$	%	$	%	$	%
Tax expense at nominal rate	$2,282	21.0%	$1,380	21.0%	$752	21.0%
Effect of U.S. tax reform legislation	—	—	—	—	(4)	(0.1)
Impact of sale of business	104	1.0	—	—	—	—
Effect of foreign earnings	(61)	(0.6)	24	0.4	74	2.1
Health insurance industry tax	93	0.9	—	—	78	2.2
State income tax (net of federal income tax benefit)	24	0.2	32	0.5	10	0.3
Other	(63)	(0.6)	14	0.2	25	0.6
Total income taxes	$2,379	21.9%	$1,450	22.1%	$935	26.1%
Consolidated pre-tax income from the Company’s foreign operations was approximately 14% of the Company’s pre-tax income in 2020, 12% in 2019 and 15% in 2018.

B.Deferred Income Taxes
Deferred income tax assets and liabilities as of December 31, were as follows:

(In millions)	2020	2019
Deferred tax assets
Employee and retiree benefit plans	$477	$511
Other insurance and contractholder liabilities	278	282
Loss carryforwards	177	260
Other accrued liabilities	358	183
Other	209	218
Deferred tax assets before valuation allowance	1,499	1,454
Valuation allowance for deferred tax assets	(207)	(196)
Deferred tax assets, net of valuation allowance	1,292	1,258
Deferred tax liabilities
Depreciation and amortization	660	630
Acquisition-related basis differences	8,989	9,386
Policy acquisition expenses	289	113
Unrealized appreciation on investments and foreign currency translation	171	223
Other	122	293
Total deferred tax liabilities	10,231	10,645
Net deferred income tax (liabilities) assets	$(8,939)	$(9,387)
Management believes that future results will be sufficient to realize a majority of the Company’s gross deferred tax assets. Valuation allowances are established against deferred tax assets when it is determined that it is more likely than not that the asset will not be recognized. Valuation allowances have been established against certain federal, state and foreign tax attributes. There are multiple expiration dates associated with these tax attributes.
C.Uncertain Tax Positions and Other Tax Matters
Reconciliations of unrecognized tax benefits for the years ended December 31 follow:

(In millions)	2020	2019	2018
Balance at January 1,	$1,018	$928	$35
Increase due to prior year positions	128	68	40
Increase due to business combinations	—	—	860
Increase due to current year positions	88	29	6
Reduction related to settlements with taxing authorities	—	—	(1)
Reduction related to lapse of applicable statute of limitations	(24)	(7)	(12)
Balance at December 31,	$1,210	$1,018	$928
Substantially all unrecognized tax benefits would impact shareholders’ net income if recognized.
The Company classifies net interest expense on uncertain tax positions as a component of income tax expense and in Accrued expenses and other liabilities on the balance sheet. In addition to the amounts in the table above, the liability for net interest expense on uncertain tax positions was approximately $127 million as of December 31, 2020, $100 million as of December 31, 2019 and immaterial for 2018.
D.Other Tax Matters
The statute of limitations for Cigna's consolidated federal income tax returns through 2015 have closed. However, Cigna filed an amended return for the 2015 tax year, and it is being reviewed by the Internal Revenue Service (IRS). Additionally, the IRS has opened an examination of Cigna's 2017 return. It is expected that the IRS will add tax years 2016 and 2018 to the existing Cigna cycle. The IRS has examined Express Scripts’ tax returns for 2010 through 2012, for which there is a significant disputed tax matter, and is currently examining returns for 2013 through 2017. In addition, the Company has pending refund claims for various years.

The Company conducts business in a number of state and foreign jurisdictions and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2012 for Cigna’s entities and 2006 for Express Scripts’ entities.
Note 21 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2020, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $450 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2020. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of December 31, 2020 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2020.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material effects for existing or new guaranty fund assessments for the year ended December 31, 2020.
D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator’s filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health service business. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the Internal Revenue Service or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions. See Note 20 for additional information on income tax matters.
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
Litigation Matters
Risk Corridors and CSR Litigation with the Federal Government. As a result of a Supreme Court decision in April 2020, the Company filed suit in early May 2020 against the United States in the U.S. Court of Federal Claims seeking to recover two types of payments the Federal Government owes Cigna under the risk corridors and cost-sharing reduction (“CSR”) programs of The Patient Protection and Affordable Care Act. In aggregate, the complaint seeks to recover more than $315 million: $120 million in risk corridors payments and more than $195 million in CSR payments. We received $120 million in payments in September 2020, which resolved our risk corridors claim. Our claim seeking recovery for CSR payments is stayed until either the Federal Circuit’s judgments in the CSR appeals become final and non-appealable or the Supreme Court resolves any petition for writ of certiorari.
Cigna Litigation with Anthem. In February 2017, the Company filed suit against Anthem, Inc. in the Delaware Court of Chancery (the “Chancery Court”) seeking, among other relief, payment of the $1.85 billion reverse termination fee under the parties’ 2015 merger agreement and damages. Anthem countersued, alleging its own claims for damages. A trial was held during the first quarter of 2019. In August 2020, the Chancery Court issued an opinion finding that, although Cigna breached its contractual obligation to use reasonable best efforts to support the Anthem/Cigna merger, its actions did not cause the merger to fail. The Court denied claims by both parties for damages and further denied Cigna’s claim for the reverse termination fee. The Company filed a Notice of Appeal with the Delaware Supreme Court on October 30, 2020, and seeks reversal of the portion of the Chancery Court’s decision denying Cigna the reverse termination fee. Briefing on the appeal was completed on January 29, 2021 and oral arguments are scheduled for April 14, 2021.
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in August 2021. There is no tentative trial date.
Regulatory Matters
Civil Investigative Demand. The U.S. Department of Justice (“DOJ”) is conducting an industry-wide investigation of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams. For certain other Medicare Advantage organizations, the investigation has resulted in litigation. The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York ("SDNY")). We will continue to cooperate with the DOJ’s investigation. Additionally, in relation to the SDNY’s pending investigation, a qui tam action that was filed by a relator in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of Cigna’s Medicare Advantage business. The DOJ has not intervened in the case at this time.
Note 22 – Segment Information
See Note 1 for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy related transactions between the Evernorth and U.S. Medical segments. Effective with the first quarter of 2019, the Company began allocating compensation cost for stock options to segments. Prior year segment information was not restated for this change. A description of our basis for reporting segment operating results is outlined below.
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
The following tables present the special items recorded by the Company in 2020, 2019 and 2018.

Three Months Ended

(In millions)	2020		2019		2018
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs:
- Selling, general and administrative expenses	$404	$527	$427	$552	$587	$748
- Interest expense and other	—	—	—	—	179	227
- Net investment income	—	—	—	—	(97)	(123)
Integration and transaction-related costs	$404	$527	$427	$552	$669	$852
Debt extinguishment costs	$151	$199	$—	$—	$—	$—
Charge for organizational efficiency plan (Selling, general and administrative expenses)	24	31	162	207	—	—
Charges associated with litigation matters (Selling, general and administrative expenses)	19	25	41	51	19	25
Risk corridors recovery (Selling, general and administrative expenses)	(76)	(101)	—	—	—	—
Contractual adjustment for a former client (Pharmacy revenues)	(155)	(204)	—	—	—	—
(Gain) on sale of business	(3,217)	(4,203)	—	—	—	—
Charges (benefits) associated with tax reform:
- Selling, general and administrative expenses	$—	$—	$—	$—	$1	$2
- Tax (benefit)	—	—	—	—	(3)	—
Charges (benefits) associated with tax reform	$—	$—	$—	$—	$(2)	$2
Total impact from special items	$(2,850)	$(3,726)	$630	$810	$686	$879

Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
2020
Revenues from external customers	$112,647	$36,027	$5,853	$4,630	$—	$159,157
Inter-segment revenues	3,655	1,977	—	23	(5,655)
Net investment income	32	447	154	611	—	1,244
Total revenues	$116,334	$38,451	$6,007	$5,264	$(5,655)	$160,401
Net realized investment results from certain equity method investments	—	—	(130)	—	—	(130)
Special item related to contractual adjustment for a former client	(204)	—	—	—	—	(204)
Adjusted revenues	$116,130	$38,451	$5,877	$5,264	$(5,655)	$160,067
Depreciation and amortization	$2,248	$426	$68	$35	$25	$2,802
Income (loss) before taxes	$3,684	$3,956	$1,048	$4,514	$(2,334)	$10,868
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(17)	—	(20)	—	—	(37)
Net realized investment (gains) losses (1)	(17)	(77)	(161)	(24)	—	(279)
Amortization of acquired intangible assets	1,917	29	33	3	—	1,982
Special items
Integration and transaction-related costs	—	—	—	—	527	527
Debt extinguishment costs	—	—	—	—	199	199
Charge for organizational efficiency plan	—	—	—	—	31	31
Charges associated with litigation matters	—	—	—	—	25	25
Risk corridors recovery	—	(101)	—	—	—	(101)
Contractual adjustment for a former client	(204)	—	—	—	—	(204)
(Gain) on sale of business	—	—	—	(4,203)	—	(4,203)
Pre-tax adjusted income (loss) from operations	$5,363	$3,807	$900	$290	$(1,552)	$8,808

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
2019
Revenues from external customers	$107,354	$34,861	$5,500	$4,461	$—	$152,176
Inter-segment revenues	2,380	1,180	—	26	(3,586)
Net investment income (loss)	60	478	159	695	(2)	1,390
Total revenues	$109,794	$36,519	$5,659	$5,182	$(3,588)	$153,566
Revenue contribution from transitioning clients	(13,347)	—	—	—	—	(13,347)
Net realized investment results from certain equity method investments	—	—	(44)	—	—	(44)
Adjusted revenues	$96,447	$36,519	$5,615	$5,182	$(3,588)	$140,175
Depreciation and amortization	$3,071	$449	$87	$41	$3	$3,651
Income (loss) before taxes	$3,983	$3,904	$785	$562	$(2,664)	$6,570
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(1,726)	—	—	—	—	(1,726)
(Income) attributable to noncontrolling interests	(4)	—	(16)	—	—	(20)
Net realized investment (gains) losses (1)	—	(112)	(43)	(66)	—	(221)
Amortization of acquired intangible assets	2,839	69	36	5	—	2,949
Special items
Integration and transaction-related costs	—	—	—	—	552	552
Charge for organizational efficiency plan	—	—	—	—	207	207
Charges associated with litigation matters	—	(30)	—	—	81	51
Pre-tax adjusted income (loss) from operations	$5,092	$3,831	$762	$501	$(1,824)	$8,362
(1)Includes the Company's share of certain realized investment gains (losses) of its joint ventures reported using the equity method of accounting.

(In millions)	Evernorth	U.S. Medical	International Markets	Group Disability and Other	Corporate and Eliminations	Total
2018
Revenues from external customers	$5,902	$31,759	$5,174	$4,335	$—	$47,170
Inter-segment revenues	1,154	573	—	14	(1,741)
Net investment income (loss)	9	459	149	712	151	1,480
Total revenues	$7,065	$32,791	$5,323	$5,061	$(1,590)	$48,650
Revenue contributions from transitioning clients	(459)	—	—	—	—	(459)
Net realized investment results from certain equity method investments	—	—	43	—	—	43
Special items reported in integration and transaction-related costs	—	—	—	—	(123)	(123)
Adjusted revenues	$6,606	$32,791	$5,366	$5,061	$(1,713)	$48,111
Depreciation and amortization	$120	$466	$55	$53	$1	$695
Income (loss) before taxes	$329	$3,342	$670	$497	$(1,257)	$3,581
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(62)	—	—	—	—	(62)
(Income) attributable to noncontrolling interests	—	—	(14)	—	—	(14)
Net realized investment (gains) losses (1)	—	36	61	25	2	124
Amortization of acquired intangible assets	113	99	18	5	—	235
Special items
Integration and transaction-related costs	—	—	—	—	852	852
Charges associated with litigation matters	—	25	—	—	—	25
Charges (benefits) associated with tax reform	—	—	—	2	—	2
Pre-tax adjusted income (loss) from operations	$380	$3,502	$735	$529	$(403)	$4,743
(1)Includes the Company's share of certain realized investment gains (losses) of its joint ventures reported using the equity method of accounting.

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the years ended December 31:

(In millions)	2020	2019	2018
Products (Pharmacy revenues) (ASC 606)
Network revenues	$53,574	$50,431	$1,415
Home delivery and specialty revenues	48,792	47,768	3,997
Other	5,403	4,900	67
Total pharmacy revenues	$107,769	$103,099	$5,479
Insurance premiums (ASC 944)
U.S. Medical premiums
U.S. Commercial
Health Insurance	13,389	12,523	10,710
Stop loss	4,614	4,328	4,008
Other	1,135	1,040	1,038
U.S. Government
Medicare Advantage	7,565	6,314	5,832
Medicare Part D	1,593	1,699	764
Other	4,301	4,185	4,496
Total U.S. Medical premiums	32,597	30,089	26,848
International Markets premiums	5,511	5,266	5,043
Domestic disability, life and accident premiums	4,423	4,225	4,000
Other premiums	96	134	222
Total premiums	42,627	39,714	36,113
Services (ASC 606)
Fees	8,532	9,229	5,558
Other external revenues	229	134	20
Total services	8,761	9,363	5,578
Total revenues from external customers	$159,157	$152,176	$47,170

Foreign and U.S. revenues from external customers for the three years ended December 31 are shown below. The Company’s foreign revenues are generated by its foreign operating entities. In the periods shown, no foreign country contributed more than 5% of consolidated revenues from external customers.

(In millions)	2020	2019	2018
United States	$154,042	$147,332	$42,773
South Korea	2,123	2,022	2,093
All other foreign countries	2,992	2,822	2,304
Total	$159,157	$152,176	$47,170
Revenues from U.S. Federal Government agencies, under a number of contracts, were 15% of consolidated revenues in 2020, 14% in 2019 and 16% in 2018.

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
Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on management’s assessment and the criteria set forth by COSO, it was determined that the Company’s internal controls over financial reporting are effective as of December 31, 2020.
The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located in Item 8 of this Form 10-K.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
Item 9B. OTHER INFORMATION
 None.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.Directors of the Registrant
The information under the captions “Corporate Governance Matters – Board of Directors’ Nominees” and “– Board Meetings and Committees” (as it relates to Audit Committee disclosure) in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders is incorporated herein by reference.
B.Executive Officers of the Registrant
See PART I – “Information about our Executive Officers” in this Form 10-K.
C.Code of Ethics and Other Corporate Governance Disclosures
The information under the caption “Corporate Governance Matters – Codes of Ethics” in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders is incorporated herein by reference. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics or our Director Code of Business Conduct and Ethics.
D.Delinquent Section 16(a) Reports
The information under the caption “Ownership of Cigna Common Stock – Delinquent Section 16(a) Reports”, if included in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders, is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information under the captions “Corporate Governance Matters – Non-Employee Director Compensation,” “Certain Transactions – Compensation Committee Interlocks and Inside Participation,” “Compensation Matters – Compensation Discussion and Analysis,” “– Report of the People Resources Committee” and “– Executive Compensation Tables” in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding Cigna’s equity compensation plans as of December 31, 2020:

	(a)(1)	(b)(2)	(c)(3)
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	11,725,097	$152.40	23,618,311
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	11,725,097	$152.40	23,618,311
(1)Includes, in addition to outstanding stock options:
(i) 82,426 restricted stock units, 122,887 deferred shares and 1,615,392 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan, the Corporation Stock Plan and the Cigna Corporation Director Equity Plan; and
(ii) 637,546 shares of common stock underlying stock option awards and 153,959 restricted stock units granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 5,728 deferred shares granted under the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005, 1,327,353 shares of common stock underlying stock option awards granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, 1,091,220 shares of common stock underlying stock option awards and 3,300 restricted stock units granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan, and 43,737 shares of common stock underlying stock option awards granted under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan that were all approved by the applicable company’s shareholders before Cigna’s acquisition of Express Scripts in December 2018.
(2)The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of Express Scripts, in aggregate, have a weighted-average exercise price of $143.21. Excluding the assumed options from this acquisition results in a weighted-average exercise price of $156.69.
(3)Includes 213,471 shares of common stock available as of the close of business December 31, 2020 for future issuance under the Cigna Corporation Director Equity Plan, 20,591,667 shares of common stock available as of the close of business on December 31, 2020 for future issuance under the Cigna Long-Term Incentive Plan that includes 10,728,281 shares of common stock available assumed from the Express Scripts, Inc. 2016 Long-Term Incentive Plan, and 2,813,173 shares of common stock available as of the close of business December 31, 2020 for future issuance under the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005. Because no further grants may be made under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, the Medco Health Solutions, Inc. 2002 Stock Incentive Plan and the Accredo Health, Incorporated 2002 Long-Term Incentive Plan, shares available for issuance under these plans are not included.
The information under the captions “Ownership of Cigna Common Stock – Stock Held by Directors, Nominees and Executive Officers” and “Ownership of Cigna Common Stock – Stock Held by Certain Beneficial Owners” in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions “Corporate Governance Matters – Director Independence” and “– Certain Transactions” in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions “Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services” and “– Fees to Independent Registered Public Accounting Firm” in Cigna’s definitive proxy statement related to the 2021 annual meeting of shareholders is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following Financial Statements can be found under Part II Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
Consolidated Balance Sheets as of December 31, 2020 and 2019.
Consolidated Statements of Changes in Total Equity for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
Notes to the Consolidated Financial Statements.
(2)The financial statement schedules listed in the Index to Financial Statement Schedules on page FS-1 which list is incorporated herein.
(3)Set forth in this Item 15 is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)The exhibits listed in the accompanying “Index to Exhibits” in this Item 15 are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(c)The financial statement schedules listed in the Index to Financial Statement Schedules on page FS-1 are filed as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Number	Description	Method of Filing
2.1(a)
Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Express Scripts Holding Company, Cigna Holding Company (formerly Cigna Corporation), Halfmoon I, Inc. and Halfmoon II, Inc.
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
Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.1(e)	Fourth Supplemental Indenture, dated as of March 16, 2020, between Cigna Corporation and U.S. Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 16, 2020 and incorporated herein by reference.
4.2
Registration Rights Agreement, dated as of October 11, 2019, by and among Cigna Corporation, as the Issuer, Cigna Holding Company and Express Scripts Holding Company, each as guarantors, and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., and Wells Fargo Securities, LLC, each as dealer managers
Filed by the registrant as Exhibit 4.2 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.3(a)	Senior Indenture dated August 16, 2006 between Cigna Holding Company (formerly Cigna Corporation) and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(b)	Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
4.3(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 10, 2008 and incorporated herein by reference.
4.3(e)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on May 28, 2010 and incorporated herein by reference.

4.3(f)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on December 9, 2010 and incorporated herein by reference.
4.3(g)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on March 8, 2011 and incorporated herein by reference.
4.3(h)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on November 14, 2011 and incorporated herein by reference.
4.3(i)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 26, 2015 and incorporated herein by reference.
4.3(j)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.3(k)	Supplemental Indenture No. 11 dated as of December 20, 2018, by and among Cigna Corporation, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.3(l)	Supplemental Indenture No. 12, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.3 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.4(a)	Indenture dated January 1, 1994 between Cigna Holding Company (formerly Cigna Corporation ) and Marine Midland Bank	Filed by CHC as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
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
Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.8	Description of Securities	Filed herewith
Exhibits 10.1 through 10.37 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 26, 2017 (the “Cigna LTIP”)	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 1, 2017 and incorporated herein by reference.
10.1(b)	Amendment No. 1, effective January 25, 2018, to the Cigna LTIP	Filed by CHC as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 and incorporated herein by reference.
10.1(c)	Form of Cigna LTIP: Nonqualified Stock Option and Grant Letter	Filed by CHC as Exhibit 10.21 to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.2 to Form 10-Q for the period ended March 31, 2014 and incorporated herein by
10.1(e)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2015 and incorporated herein by
10.1(f)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.1(g)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by CHC as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(h)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by CHC as Exhibit 10.6 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference
10.1(i)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(j)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(k)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.

10.1(l)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(m)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(n)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(o)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(p)	Form of Cigna LTIP: Covenant Agreement	Filed by the registrant as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2	Cigna Corporation Stock Plan, as amended through July 2000	Filed by CHC as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.3	Cigna Stock Unit Plan, as amended and restated effective February 22, 2017	Filed by CHC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and incorporated herein by reference.
10.4(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the “ESRX LTIP”)	Filed by ESRX as Appendix A to ESRX’s Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.4(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.4(c)	Form of Restricted Stock Unit Grant Notice used with respect to grants of restricted stock units by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.5 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.4(d)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.5(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the “ESI LTIP”)	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.
10.5(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.
10.5(c)	Form of Stock Option Grant Notice used with respect to certain grants of stock options by Express Scripts Holding Company prior to 2013 under the ESI LTIP	Filed by ESRX as Exhibit 10.14 to the Current Report on Form 8-K on April 2, 2012 and incorporated herein by reference.
10.5(d)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.

10.6(a)	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012).	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.
10.6(b)	Form of terms and conditions for director stock option and restricted stock unit awards	Filed by Medco as Exhibit 10.2 to the Current Report on Form 8-K on February 8, 2005 and incorporated herein by reference.
10.7	Accredo Health, Incorporated 2002 Long-Term Incentive Plan	Filed by the registrant as Exhibit 4.12 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.
10.8	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.9	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.10	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.
10.11	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.12(a)	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.
10.12(b)	Amendment No. 1 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.12(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.13(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.13(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.13(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.14(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.14(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.15(a)	Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.

10.15(b)	Amendment No. 1 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.15(c)	Amendment No. 2 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(c) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.15(d)	Amendment No. 3 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(d) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.16	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.17	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2019	Filed by the registrant as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.
10.18	Cigna Corporation Director Equity Plan, as amended December 4, 2020	Filed herewith.
10.19	Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed by CHC as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.20	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333- 228930) on December 20, 2018 and incorporated herein by reference.
10.21	Form of Indemnification Agreement with Express Scripts Holding Company’s executive officers and former members of the Express Scripts Holding Company’s board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.22	Cigna Executive Severance Benefits Plan as amended and restated effective December 21, 2020	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on October 30, 2020 and incorporated herein by reference.
10.23	Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed by CHC as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.24	Cigna Executive Incentive Plan amended and restated as of January 1, 2012	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.25	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.26	Offer Letter for Eric P. Palmer dated June 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on June 19, 2017 and incorporated herein by reference.
10.27	Nicole Jones’ Offer of Employment dated April 27, 2011	Filed by CHC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.

10.28	Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed by CHC as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.29	Promotion letter for Jason Sadler dated June 2, 2014	Filed by CHC as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.30	Retention Agreement by and between Cigna Corporation and Mr. Timothy Wentworth, dated as of May 12, 2018.	Filed by the registrant as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-224960) on June 20, 2018 and incorporated herein by reference.
10.31	Express Scripts Holding Company Executive Employment Agreement with Timothy Wentworth dated May 4, 2016	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.32	Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed by CHC as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.33	Retention Agreement between the Cigna Corporation and Steven B. Miller dated October 9, 2018	Filed by the registrant as Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.
10.34	Agreement and Release between the Company and Matthew G. Manders dated October 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on October 18, 2017 and incorporated herein by reference.
10.35	Offer letter for Eric Palmer dated December 6, 2020	Filed herewith.
10.36	Offer letter for Matthew Manders dated December 6, 2020	Filed herewith.
10.37	Offer letter for Brian Evanko dated December 6, 2020	Filed herewith.
10.38	Revolving Credit and Letter of Credit Agreement, dated as of April 6, 2018	Filed by CHC as Exhibit 10.1 to Current Report on Form 8-K on April 12, 2018 and incorporated herein by reference.
10.39
Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.3, 6.4, 6.6, 6.9 and Articles II, V, VII and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)
Filed by CHC as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

101	The following materials from Cigna Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I and II.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.
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
Date: February 25, 2021

CIGNA CORPORATION

By:	/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2021.

Signature	Title

/s/ David M. Cordani
David M. Cordani	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Brian C. Evanko
Brian C. Evanko	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Mary T. Agoglia Hoeltzel
Mary T. Agoglia Hoeltzel	Senior Vice President, Tax and Chief Accounting Officer (Principal Accounting Officer)
/s/ William J. DeLaney
William J. DeLaney	Director
/s/ Eric J. Foss
Eric J. Foss	Director
/s/ Elder Granger, M.D.
Elder Granger, M.D.	Director
/s/ Isaiah Harris, Jr.
Isaiah Harris, Jr.	Chairman of the Board

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director
/s/ Mark McClellan, M.D.
Mark McClellan, M.D.	Director
/s/ John M. Partridge
John M. Partridge	Director
/s/ William L. Roper, M.D.
William L. Roper, M.D.	Director
/s/ Kimberly A. Ross
Kimberly A. Ross	Director
/s/ Eric C. Wiseman
Eric C. Wiseman	Director
/s/ Donna F. Zarcone
Donna F. Zarcone	Director

CIGNA CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		FS-2

Schedules
I	Condensed Financial Information of Cigna Corporation (Registrant)	FS-3
	Statements of Income for the Years Ended December 31, 2020, 2019 and 2018	FS-3
	Balance Sheets as of December 31, 2020 and 2019	FS-4
	Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	FS-5
	Notes to Condensed Financial Statements	FS-6
II	Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019 and 2018	FS-8
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements referred to in our report dated February 25, 2021 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed on page FS-1 in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 25, 2021

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME

	For the years ended
	December 31,
	Cigna	Cigna	Cigna
(in millions)	2020	2019	2018
Revenues
Net investment income	$1	$—	$123
Intercompany interest income	475	6	—
Total revenues	476	6	123
Operating expenses
Selling, general and administrative expenses	4	(85)	200
Total operating expenses	4	(85)	200
Income (loss) from operations	472	91	(77)
Interest and other (expense)	(1,324)	(1,032)	(244)
Intercompany interest (expense)	(48)	(127)	(5)
Debt extinguishment costs	(171)	—	—
Realized investment (loss)	—	—	(1)
Loss before taxes	(1,071)	(1,068)	(327)
Income tax (benefit)	(234)	(251)	(74)
Loss of Parent Company	(837)	(817)	(253)
Equity in income of subsidiaries	9,295	5,921	2,890
Shareholders' net income	8,458	5,104	2,637
Shareholders' other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	(75)	957	(365)
Net translation (losses) gains of foreign currencies	260	(54)	(152)
Postretirement benefits liability adjustment	(105)	(133)	127
Shareholders' other comprehensive income (loss), net of tax	80	770	(390)
Shareholders' comprehensive income	$8,538	$5,874	$2,247
 See Notes to Financial Statements on the following pages.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS

	As of December 31,
(in millions)	2020	2019
Assets
Cash and cash equivalents	$4,157	$—
Short-term investments	49	30
Other current assets	4	4
Total current assets	4,210	34
Intercompany receivable	1,666	4,111
Investments in subsidiaries	76,040	77,380
Other noncurrent assets	22	19
TOTAL ASSETS	$81,938	$81,544
Liabilities
Short-term debt	$3,278	$4,043
Other current liabilities	616	457
Total current liabilities	3,894	4,500
Intercompany payable	5	2,341
Long-term debt	27,718	29,365
TOTAL LIABILITIES	31,617	36,206
Shareholders’ Equity
Common stock (shares issued, 390 and 386; authorized, 600)	4	4
Additional paid-in capital	28,975	28,306
Accumulated other comprehensive loss	(861)	(941)
Retained earnings	28,575	20,162
Less treasury stock, at cost	(6,372)	(2,193)
TOTAL SHAREHOLDERS’ EQUITY	50,321	45,338
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,938	$81,544
See Notes to Financial Statements on the following pages.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	Cigna	Cigna	Cigna
(in millions)	2020	2019	2018
Cash Flows from Operating Activities
Shareholders’ net income	$8,458	$5,104	$2,637
Adjustments to reconcile shareholders’ net income
to net cash provided by operating activities
Equity in income of subsidiaries	(9,295)	(5,921)	(2,890)
Debt extinguishment costs	171	—	—
Dividends received from subsidiaries	8,627	2,457	—
Other liabilities	112	43	412
Other, net	500	20	(14)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,573	1,703	145
Cash Flows from Investing Activities
Net change in loans due to (from) affiliates	(265)	—	—
Short-term investment purchased, net	(19)	(30)	—
Other, net	—	—	(27,115)
NET CASH (USED IN) INVESTING ACTIVITIES	(284)	(30)	(27,115)
Cash Flows from Financing Activities
Net change in amounts due to affiliates	2,262	2,015	4,437
Proceeds on issuance of commercial paper	86	944	—
Payments for debt extinguishment	(181)	—	—
Repayment of long-term debt	(5,996)	(3,002)	—
Net proceeds on issuance of long-term debt	3,465	—	22,856
Issuance of common stock	376	224	1
Common dividends paid	(15)	(15)	—
Repurchase of common stock	(4,042)	(1,987)	(32)
Tax withholding on stock compensation and other	(87)	(82)	(49)
Other	—	(13)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,132)	(1,916)	27,213
Net increase (decrease) in cash and cash equivalents	4,157	(243)	243
Cash and cash equivalents, beginning of year	—	243	—
Cash and cash equivalents, end of year	4,157	—	243
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
Note 1 — Cigna Holding Company (formerly Cigna Corporation) was incorporated in Delaware in 1981. Halfmoon Parent, Inc. was incorporated in Delaware in March 2018. Halfmoon Parent, Inc. was renamed Cigna Corporation and Cigna Holding Company became its subsidiary concurrent with the consummation of the combination with Express Scripts on December 20, 2018.
For purposes of these condensed financial statements, Cigna Corporation’s (the “Company”) wholly-owned and majority-owned subsidiaries are recorded using the equity method of accounting.
Note 2 — See Note 7 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of Cigna Corporation and its subsidiaries.
Debt Issuance and Redemption. In order to decrease future interest expense and reduce future refinancing risk, the Company entered into the following transactions during 2020:
•Debt issuance: On March 16, 2020, the Company issued $3.5 billion of new senior notes. The proceeds of this issuance were mainly used to pay the consideration for the cash tender and redemption offer as described below. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$1,500 million	March 15, 2030	2.4%	$1,491 million
$750 million	March 15, 2040	3.2%	$743 million
$1,250 million	March 15, 2050	3.4%	$1,237 million
•Debt tender and redemption: In March and April 2020, the Company completed a tender offer and an optional redemption totaling $2.9 billion of aggregate principal amount of certain of its outstanding debt securities. The principal amount repurchased in this tender offer was $1.3 billion. Additionally, $1.6 billion of notes were repurchased via optional redemption. The Company recorded a pre-tax loss of $171 million ($124 million after-tax), consisting primarily of premium payments on the tender and optional redemption.
Debt Exchange. In the fourth quarter of 2019, the Company settled an exchange of approximately $12.7 billion of Notes issued by Express Scripts Holding Company, Medco Health Solutions, Inc. and Cigna Holding Company for privately placed Notes issued by Cigna with the same interest rates and maturities and comparable other terms. We initiated an exchange offer to register such debt in the second quarter of 2020 and completed the exchange in July 2020.
Debt Repayment. In 2020, the Company repaid $6.0 billion of long-term debt, including the $2.9 billion debt tender and redemption described above. On December 31, 2020 Cigna issued a notice of full redemption to the holders of Cigna’s Senior Floating Rate Notes due 2021 (the “Notes”) pursuant to which Cigna redeemed the entire $1.0 billion aggregate principal amount of the Notes outstanding on January 15, 2021 at a redemption price calculated in accordance with the terms and conditions of the indenture governing the Notes.
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

The revolving credit agreements contain customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%. As of December 31, 2020, there were no outstanding balances under the revolving credit agreements.
Term Loan Credit Agreement. On April 1, 2020, the Company borrowed an aggregate principal amount of $1.4 billion under a new 364-Day Term Loan Credit Agreement. In connection with the sale of the Group Life and Disability business, on December 31, 2020 we repaid the entire $1.4 billion balance outstanding.
Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $4.25 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.0 billion outstanding at December 31, 2020 at an average interest rate of 0.2%.
The Company was in compliance with its debt covenants as of December 31, 2020.
Maturity of the Company’s long-term debt is as follows:

(in millions)
2021	$2,250
2022	$1,378
2023	$3,754
2024	$714
2025	$2,957
Maturities after 2025	$19,182
Note 3 — Intercompany receivables of the Company consist primarily of net amounts due from Express Scripts Holdings of $1.4 billion (consisting of an $8.2 billion receivable offset by a $6.8 billion payable) as of December 31, 2020 and $3.9 billion (consisting of an $8.2 billion receivable offset by a $4.3 billion payable) as of December 31, 2019. Interest income on the receivable was accrued at an annual fixed rate of 5.50%. Interest expense on the payable was accrued at an average rate of 0.97% in 2020.
Note 4 — The Company had guarantees of approximately $87 million as of December 31, 2020. These guarantees are primarily related to outstanding letters of credit. In 2020, no payments have been made on these guarantees.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions	Balance at end of year
Description
2020
Investment asset valuation reserves
Available-for-sale debt securities	$—	$82	$—	$(56)	$26
Accounts receivable, net	$252	$(50)	$(12)	$(34)	$156
Deferred tax asset valuation allowance	$196	$10	$1	$—	$207
Reinsurance recoverables (1)	$2	$(1)	$31	$—	$32
2019
Accounts receivable, net	$217	$51	$—	$(16)	$252
Deferred tax asset valuation allowance	$199	$(6)	$3	$—	$196
Reinsurance recoverables	$2	$—	$—	$—	$2
2018
Accounts receivable, net	$207	$18	$(3)	$(5)	$217
Deferred tax asset valuation allowance (2)	$72	$(5)	$132	$—	$199
Reinsurance recoverables	$3	$(1)	$—	$—	$2
(1)The Company recorded an additional allowance of $31 million on January 1, 2020 upon the adoption of ASU 2016-13
(2)Deferred tax valuation allowance amount includes amount assumed from Express Scripts in 2018.