Form 10-Q
period 2021-03-31
Cigna Corp
filed 2021-05-07
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes ☐ No ☒
As of April 30, 2021, 343,145,549 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Cigna Corporation Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Revenues
Pharmacy revenues	$28,025	$25,098
Premiums	10,214	10,840
Fees and other revenues	2,341	2,178
Net investment income	391	353
TOTAL REVENUES	40,971	38,469
Benefits and expenses
Pharmacy and other service costs	27,235	24,190
Medical costs and other benefit expenses	8,005	8,322
Selling, general and administrative expenses	3,279	3,398
Amortization of acquired intangible assets	495	498
TOTAL BENEFITS AND EXPENSES	39,014	36,408
Income from operations	1,957	2,061
Interest expense and other	(314)	(391)
Debt extinguishment costs	(131)	(185)
Net realized investment gains (losses)	1	(88)
Income before income taxes	1,513	1,397
TOTAL INCOME TAXES	342	208
Net income	1,171	1,189
Less: Net income attributable to noncontrolling interests	10	8
SHAREHOLDERS' NET INCOME	$1,161	$1,181
Shareholders’ net income per share
Basic	$3.33	$3.19
Diluted	$3.30	$3.15
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$1,171	$1,189
Other comprehensive loss, net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	(273)	(428)
Net translation gains (losses) on foreign currencies	(119)	(175)
Postretirement benefits liability adjustment	18	13
Other comprehensive loss, net of tax	(374)	(590)
Total comprehensive income	797	599

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	5	4
Net income attributable to other noncontrolling interests	5	4
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(4)	(4)
Total comprehensive income attributable to noncontrolling interests	6	4
SHAREHOLDERS' COMPREHENSIVE INCOME	$791	$595
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
	As of March 31,	As of December 31,
(In millions)	2021	2020
Assets
Cash and cash equivalents	$6,505	$10,182
Investments	1,477	1,331
Accounts receivable, net	13,588	12,191
Inventories	2,919	3,165
Other current assets	1,065	930
Total current assets	25,554	27,799
Long-term investments	22,821	23,262
Reinsurance recoverables	5,175	5,200
Deferred policy acquisition costs	3,351	3,385
Property and equipment	4,114	4,205
Goodwill	44,635	44,648
Other intangible assets	34,792	35,179
Other assets	2,551	2,687
Separate account assets	9,088	9,086
TOTAL ASSETS	$152,081	$155,451
Liabilities
Current insurance and contractholder liabilities	$5,743	$5,308
Pharmacy and other service costs payable	13,762	13,347
Accounts payable	5,640	5,478
Accrued expenses and other liabilities	7,921	8,515
Short-term debt	404	3,374
Total current liabilities	33,470	36,022
Non-current insurance and contractholder liabilities	16,424	16,844
Deferred tax liabilities, net	8,832	8,939
Other non-current liabilities	4,485	4,629
Long-term debt	31,568	29,545
Separate account liabilities	9,088	9,086
TOTAL LIABILITIES	103,867	105,065
Contingencies — Note 15
Redeemable noncontrolling interests	59	58
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	29,254	28,975
Accumulated other comprehensive loss	(1,231)	(861)
Retained earnings	29,389	28,575
Less: treasury stock, at cost	(9,267)	(6,372)
TOTAL SHAREHOLDERS’ EQUITY	48,149	50,321
Other noncontrolling interests	6	7
Total equity	48,155	50,328
Total liabilities and equity	$152,081	$155,451
(1)Par value per share, $0.01; shares issued, 393 million as of March 31, 2021 and 390 million as of December 31, 2020; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		279			(87)	192		192
Other comprehensive loss			(370)			(370)		(370)	(4)
Net income				1,161		1,161	5	1,166	5
Common dividends declared (per share: $1.00)				(347)		(347)		(347)
Repurchase of common stock					(2,808)	(2,808)		(2,808)
Other transactions impacting noncontrolling interests							(6)	(6)	—
Balance at March 31, 2021	$4	$29,254	$(1,231)	$29,389	$(9,267)	$48,149	$6	$48,155	$59

Three Months Ended March 31, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		248			(78)	170		170
Other comprehensive loss			(586)			(586)		(586)	(4)
Net income				1,181		1,181	4	1,185	4
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(979)	(979)		(979)
Other transactions impacting noncontrolling interests							(3)	(3)	—
Balance at March 31, 2020	$4	$28,554	$(1,527)	$21,298	$(3,250)	$45,079	$7	$45,086	$35

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2021	2020
Cash Flows from Operating Activities
Net income	$1,171	$1,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	715	693
Realized investment (gains) losses, net	(1)	88
Deferred income tax (benefit)	(35)	(161)
Debt extinguishment costs	131	185
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(1,420)	(1,056)
Inventories	247	96
Deferred policy acquisition costs	(60)	(138)
Reinsurance recoverable and Other assets	40	(210)
Insurance liabilities	443	341
Pharmacy and other service costs payable	415	408
Accounts payable and Accrued expenses and other liabilities	(637)	308
Other, net	84	144
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,093	1,887
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	378	756
Investment maturities and repayments:
Debt securities and equity securities	328	408
Commercial mortgage loans	72	5
Other sales, maturities and repayments (primarily short-term and other long-term investments)	364	346
Investments purchased or originated:
Debt securities and equity securities	(980)	(1,174)
Other (primarily short-term and other long-term investments)	(637)	(380)
Property and equipment purchases, net	(242)	(267)
Other, net	—	37
NET CASH (USED IN) INVESTING ACTIVITIES	(717)	(269)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	47	267
Withdrawals and benefit payments from contractholder deposit funds	(35)	(255)
Net change in short-term debt	(1,030)	(180)
Payments for debt extinguishment	(126)	(192)
Repayment of long-term debt	(4,199)	(4,209)
Net proceeds on issuance of long-term debt	4,262	3,470
Repurchase of common stock	(2,794)	(956)
Issuance of common stock	204	153
Common stock dividend paid	(345)	—
Other, net	(35)	84
NET CASH (USED IN) FINANCING ACTIVITIES	(4,051)	(1,818)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(26)	(37)
Net (decrease) in cash, cash equivalents and restricted cash	(3,701)	(237)
Cash, cash equivalents and restricted cash January 1, (1)	10,245	5,411
Cash, cash equivalents and restricted cash, March 31,	6,544	5,174
Cash reclassified to assets of business held for sale	—	(597)
Cash, cash equivalents and restricted cash March 31, per Consolidated Balance Sheets (2)	$6,544	$4,577
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$122	$81
Interest paid	$331	$395
(1)Includes $743 million reported in Assets of business held for sale as of January 1, 2020. See table below for Cash, cash equivalents and restricted cash reconciliation.
(2)See table below for Cash, cash equivalents and restricted cash reconciliation as of March 31, 2021 and 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:

	Unaudited
	As of March 31,
(In millions)	2021	2020
Cash and cash equivalents	$6,505	$4,452
Restricted cash and cash equivalents, included in other long-term investments	39	125
Total cash, cash equivalents and restricted cash and cash equivalents	$6,544	$4,577
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care simple, affordable and predictable. We offer a differentiated set of pharmacy, medical, dental and related products and services by our subsidiaries.
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
The Company reports its results in the segments detailed below:
In connection with the sale of the U.S. Group Disability and Life business on December 31, 2020, the remainder of our operations previously referred to as "Group Disability and Other" in our 2020 Form 10-K is now referred to as "Other Operations". There were no changes to the underlying business included in this category. Our business that offers group voluntary products and services was not sold to New York Life and results of this business are reported in the U.S. Medical segment.
In connection with the launch of Evernorth in the third quarter of 2020, two reporting segments were renamed. Health Services was renamed as Evernorth and Integrated Medical was renamed U.S. Medical. In addition, two of our operating segments were renamed: Commercial and Government were renamed U.S. Commercial and U.S. Government respectively. There were no changes to the underlying businesses reported in the segments.
Evernorth includes a broad range of coordinated and point solution health services capabilities, as well as those from partners across the health care system in pharmacy solutions, benefits management solutions, care solutions and intelligence solutions, which are provided to health plans, employers, government organizations and health care providers.
U.S. Medical includes U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and administrative services only ("ASO") clients. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors, Medicaid plans and individual health insurance plans both on and off the public exchanges.
International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets, as well as health care benefits for globally mobile employees of multinational organizations.
The remainder of our business operations are reported in Other Operations, consisting of the following:
•Group Disability and Life. Prior to the sale of the U.S. Group Disability and Life business on December 31, 2020, this segment provided group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services.
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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2020 Annual Report on Form 10-K (“2020 Form 10-K”). The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, competitive and other market conditions, as well as COVID-19 related impacts, call for caution in estimating full-year results based on interim results of operations.

Recent Accounting Pronouncements
The Company's 2020 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted our financial statements or may impact them in the future. There have been no updates on recently issued accounting pronouncements that have occurred since the Company filed its 2020 Form 10-K. There were no new accounting standards adopted in the first quarter of 2021 that had a material impact to our financial statements.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	March 31, 2021	December 31, 2020
Noninsurance customer receivables	$6,249	$5,534
Pharmaceutical manufacturers receivable	4,978	4,676
Insurance customer receivables	2,172	1,789
Other receivables	189	192
Total	$13,588	$12,191

These receivables are reported net of our allowances of $1.3 billion as of March 31, 2021 and $1.2 billion as of December 31, 2020. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $70 million as of March 31, 2021 and $65 million as of December 31, 2020.

Note 4 – Mergers, Acquisitions and Divestitures
A.Acquisition of MDLIVE
In April 2021, Cigna's Evernorth segment completed the 100% acquisition of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform. The acquisition of MDLIVE will enable Evernorth to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers. The Company will complete the purchase price allocation in the second quarter of 2021.

B.Divestiture of U.S. Group Disability and Life business
On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business to New York Life Insurance Company for cash proceeds of $6.2 billion. The Company recognized a gain of $4.2 billion pre-tax ($3.2 billion after-tax), which includes recognition of previously unrealized capital gains on investments sold.
C.Integration and Transaction-related Costs
In the first three months of 2021, the Company incurred costs related to the acquisition of MDLIVE, the terminated merger with Anthem, Inc. (“Anthem”), the sale of the U.S. Group Disability and Life business and other transactions. In the first three months of 2020, the Company incurred costs related to the acquisition and integration of Express Scripts Holding Company ("Express Scripts"), the terminated merger with Anthem, the sale of the U.S. Group Disability and Life insurance business and other transactions. These costs were $29 million pre-tax ($22 million after-tax) for the three months ended March 31, 2021, compared with $97 million pre-tax ($74 million after-tax) for the three months ended March 31, 2020, and consisted primarily of certain projects related to the Company’s systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.
Note 5 – Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2021			March 31, 2020
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,161		$1,161	$1,181		$1,181
Shares:
Weighted average	348,248		348,248	370,440		370,440
Common stock equivalents		3,728	3,728		4,199	4,199
Total shares	348,248	3,728	351,976	370,440	4,199	374,639
EPS	$3.33	$(0.03)	$3.30	$3.19	$(0.04)	$3.15

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

	Three Months Ended March 31,
(In millions)	2021	2020
Anti-dilutive options	1.5	4.1

The Company held approximately 48.7 million shares of common stock in treasury at March 31, 2021, 35.5 million shares as of December 31, 2020 and 18.8 million shares as of March 31, 2020.

Note 6 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	March 31, 2021	December 31, 2020
Short-term debt
$78 million, 6.37% Notes due 6/2021	78	78
$1,000 million, Floating Rate Notes due 9/2021	—	999
$1,250 million, 3.4% Notes due 9/2021	—	1,249
$181 million, 3.9% Notes due 2/2022	181	—
$120 million, 4% Notes due 2/2022	120	—
Commercial paper	5	1,030
Other, including finance leases	20	18
Total short-term debt	$404	$3,374
Long-term debt
$277 million, 4% Notes due 2022	—	276
$973 million, 3.9% Notes due 2022	—	972
$500 million, 3.05% Notes due 2022	491	490
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	63
$700 million, Floating Rate Notes due 2023	698	698
$1,000 million, 3% Notes due 2023	978	975
$1,187 million, 3.75% Notes due 2023	1,184	2,181
$500 million, 0.613% Notes due 2024	498	—
$1,000 million, 3.5% Notes due 2024	979	977
$900 million, 3.25% Notes due 2025	896	896
$2,200 million, 4.125% Notes due 2025	2,191	2,191
$1,500 million, 4.5% Notes due 2026	1,504	1,505
$800 million, 1.25% Notes due 2026	796	—
$1,500 million, 3.4% Notes due 2027	1,413	1,410
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	595	595
$3,800 million, 4.375% Notes due 2028	3,781	3,780
$1,500 million, 2.4% Notes due 2030	1,490	1,489
$1,500 million, 2.375% Notes due 2031	1,489	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,180	2,180
$750 million, 3.2% Notes due 2040	742	742
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	490
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,966	2,966
$1,250 million, 3.4% Notes due 2050	1,235	1,235
$1,500 million , 3.4% Notes due 2051	1,476	—
Other, including finance leases	35	36
Total long-term debt	$31,568	$29,545

Debt Issuance and Redemption. In order to decrease future interest expense, mitigate future refinancing risk and raise proceeds for general corporate purposes, the Company entered into the following transactions during the three months ended March 31, 2021:
•Debt issuance: On March 3, 2021, the Company issued $4.3 billion of new senior notes. The proceeds of this issuance were mainly used to redeem outstanding debt securities. The remaining proceeds are available for general corporate purposes. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$500 million	March 15, 2024	0.613%	$499 million
$800 million	March 15, 2026	1.250%	$797 million
$1,500 million	March 15, 2031	2.375%	$1,492 million
$1,500 million	March 15, 2051	3.400%	$1,479 million
•Debt redemption: In the first quarter of 2021, the Company completed the redemption of a total of $4.2 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $131 million ($101 million after-tax), consisting primarily of premium payments. An additional $301 million of outstanding debt securities due February 2022 were redeemed on April 2, 2021. The effect of a pre-tax loss from this April redemption is not expected to be material to results of operations for the second quarter of 2021.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. For the first quarter of 2021, Cigna had a $3.25 billion revolving credit and letter of credit agreement maturing in April 2023 that was diversified among 23 banks. Under the facility $3.25 billion was available for general corporate purposes and up to $500 million was available for issuance of letters of credit. The facility included options to extend the termination date for additional one-year periods and increase the facility by $500 million, subject to the consent of the banks. Additionally, for the first quarter of 2021, Cigna had a $1.0 billion 364-day revolving credit agreement maturing in October 2021 that was diversified among 23 banks. Under this agreement, Cigna could borrow up to $1.0 billion for general corporate purposes. The agreement included the option to “term out” any revolving loans that were outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion. The revolving credit agreements contained customary covenants and restrictions, including a financial covenant that Cigna’s leverage ratio may not exceed 60%. As of March 31, 2021, there were no outstanding balances under these revolving credit agreements.
In April 2021, Cigna entered into a $3.0 billion five-year revolving credit and letter of credit agreement that matures in April 2026 and a $1.0 billion three-year revolving credit agreement that matures in April 2024, which are diversified among 23 banks and replace the five-year revolving credit and letter of credit agreement that was scheduled to mature in April 2023. Under the current agreements, Cigna can borrow up to $3.0 billion and $1.0 billion, respectively, for general corporate purposes, with up to $500 million available under the five-year facility for issuance of letters of credit. The revolving credit agreements also include an option to extend the termination date for an additional one-year period, subject to consent of the banks.
Additionally, in April 2021, Cigna entered into a $1.0 billion 364-day revolving credit agreement that will mature in April 2022 and is diversified among 23 banks. This agreement replaces the $1.0 billion 364-day revolving credit agreement that was scheduled to expire in October 2021. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to “term out” any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the five-year facility, the three-year facility and the 364-day facility include an option to increase commitments in an aggregate amount of up to $1.5 billion across all three facilities. Each of the three facilities also contain customary covenants and restrictions including a financial covenant that the Company’s leverage ratio may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

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
The Company was in compliance with its debt covenants as of March 31, 2021.

Note 7 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company’s insurance and contractholder liabilities were comprised of the following:

	March 31, 2021			December 31, 2020			March 31, 2020
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$355	$6,806	$7,161	$350	$6,823	$7,173	$7,699
Future policy benefits	361	8,945	9,306	327	9,317	9,644	9,651
Unearned premiums	561	389	950	485	394	879	840
Unpaid claims and claim expenses
U.S. Medical	3,528	21	3,549	3,166	18	3,184	3,000
Other segments	938	263	1,201	980	292	1,272	6,119
Total							27,309
Insurance and contractholder liabilities classified as liabilities of business held for sale (1)							(6,441)
Total insurance and contractholder liabilities	$5,743	$16,424	$22,167	$5,308	$16,844	$22,152	$20,868
(1)Amounts classified as Liabilities of business held for sale primarily include $5.1 billion of unpaid claims, $726 million of contractholder deposit funds and $640 million of future policy benefits as of March 31, 2020.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $3.3 billion at March 31, 2021 and $2.7 billion at March 31, 2020.
Activity, net of intercompany transactions, in the unpaid claims liability for the U.S. Medical segment for the three months ended March 31 was as follows:

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020
Beginning balance	$3,184	$2,892
Less: Reinsurance and other amounts recoverable	224	303
Beginning balance, net	2,960	2,589
Incurred costs related to:
Current year	7,285	6,661
Prior years	(185)	(152)
Total incurred	7,100	6,509
Paid costs related to:
Current year	4,423	4,271
Prior years	2,317	2,027
Total paid	6,740	6,298
Ending balance, net	3,320	2,800
Add: Reinsurance and other amounts recoverable	229	200
Ending balance	$3,549	$3,000
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 8 for additional information on reinsurance.

Variances in incurred costs related to prior years’ unpaid claims and claim expenses that resulted from the differences between actual experience and the Company’s key assumptions for the three months ended March 31 were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2021		March 31, 2020
	$	%(1)	$	%(2)
Actual completion factors	$68	0.2%	$63	0.3%
Medical cost trend	117	0.5	89	0.3
Total favorable variance	$185	0.7%	$152	0.6%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2020.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2019.
Favorable prior year development in both years reflects lower than expected utilization of medical services.
C.Unpaid Claims and Claim Expenses – International Markets and Other Operations
Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	March 31, 2021	March 31, 2020
Other Operations
Group Disability and Life	$—	$5,084
Other Operations	281	209
Total Other Operations	281	5,293
International Markets	920	826
Unpaid claims and claim expenses Other Operations and International Markets	$1,201	$6,119
Activity in the Company’s liabilities for unpaid claims and claim expenses for International Markets and, prior to the sale, Group Disability and Life, is presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020 (1)
Beginning balance	$963	$5,816
Less: Reinsurance	59	184
Beginning balance, net	904	5,632
Incurred claims related to:
Current year	724	1,473
Prior years:
Interest accretion	—	42
All other incurred	(48)	46
Total incurred	676	1,561
Paid claims related to:
Current year	326	490
Prior years	372	946
Total paid	698	1,436
Foreign currency	(20)	(25)
Ending balance, net	862	5,732
Add: Reinsurance	58	178
Ending balance	$920	$5,910
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

Following the sale of the Company's Group Disability and Life business (see Note 4 for further information), the liability for unpaid claims and claim expenses relates to products sold in the International Markets segment. Prior to the sale, the majority of the liability related to disability claims with long tailed payouts. See Note 9C to the Consolidated Financial Statements included in our 2020 Form 10-K for additional discussion of these disability reserves that are now sold.
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
A.Reinsurance Recoverables
The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below are $216 million of current reinsurance recoverables that are reported in Other current assets as of March 31, 2021; as of December 31, 2020 there was $217 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables as of March 31, 2021 are presented in the following table by range of external credit rating and collateral level.

(Dollars in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss(3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$—	$173	$173
Lower-medium grade (2)	—	—	63	63
Not rated	92	—	34	126
Total recoverables related to ongoing operations	92	—	270	362
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	3,022	—	3,022
Berkshire	301	399	—	700
Prudential Retirement Insurance and Annuity	607	—	—	607
Life Insurance Company of North America	—	449	—	449
Other	230	17	18	265
Not rated	—	13	4	17
Total recoverables related to acquisition, disposition or runoff activities	1,138	3,900	22	5,060
Total	$1,230	$3,900	$292	$5,422
Allowance for uncollectible reinsurance				(31)
Total reinsurance recoverables				$5,391
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

B.Effects of Reinsurance
In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended March 31,
(In millions)	2021	2020
Total ceded premiums	$149	$128
Total reinsurance recoveries	$148	$178

C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at March 31, 2021.
GMDB is accounted for as assumed and ceded reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below. GMIB assets are reported in Other current assets and Other assets, and GMIB liabilities are reported in Accrued expenses and other liabilities and Other non-current liabilities. Assumptions used in fair value measurement these assets and liabilities are discussed in Note 10 of the Company's 2020 Form 10-K.
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

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2021	December 31, 2020
Account value	$9,518	$9,523
Net amount at risk	$1,518	$1,570
Number of contractholders (estimated)	180,000	185,000
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
GMIB liabilities totaling $595 million as of March 31, 2021 and $729 million as of December 31, 2020 are classified as Level 3 because fair value inputs are largely unobservable. There were three reinsurers covering 100% of the GMIB exposures as of March 31, 2021 and December 31, 2020 as follows:

(In millions)
Line of Business	Reinsurer	March 31, 2021	December 31, 2020	Collateral and Other Terms at March 31, 2021
GMIB	Berkshire	$288	$353	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	173	215
	Liberty Re (Bermuda) Ltd.	155	190	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$616	$758
All reinsurers are rated A- equivalent and higher by an NRSRO.

Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three months ended March 31, 2021 or March 31, 2020.
Note 9 – Investments
Cigna’s investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 10 for information about the valuation of the Company’s investment portfolio. Further information about our accounting policies for investment assets can be found in Note 11 of the Company's 2020 Form 10-K.

The following table summarizes the Company's investments by category and current or long-term classification.

	March 31, 2021			December 31, 2020
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$906	$16,743	$17,649	$959	$17,172	$18,131
Equity securities	—	550	550	—	501	501
Commercial mortgage loans	60	1,287	1,347	13	1,406	1,419
Policy loans	—	1,344	1,344	—	1,351	1,351
Other long-term investments	—	2,897	2,897	—	2,832	2,832
Short-term investments	511	—	511	359	—	359
Total	$1,477	$22,821	$24,298	$1,331	$23,262	$24,593

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at March 31, 2021:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$930	$938
Due after one year through five years	5,394	5,635
Due after five years through ten years	5,769	6,110
Due after ten years	3,869	4,507
Mortgage and other asset-backed securities	461	459
Total	$16,423	$17,649
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below.

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2021
Federal government and agency	$298	$—	$99	$(3)	$394
State and local government	149	—	14	(1)	162
Foreign government	2,206	—	237	(23)	2,420
Corporate	13,309	(24)	1,037	(108)	14,214
Mortgage and other asset-backed	461	(11)	20	(11)	459
Total	$16,423	$(35)	$1,407	$(146)	$17,649
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,355	$(4)	$590	$(18)	$2,923
December 31, 2020
Federal government and agency	$334	$—	$122	$—	$456
State and local government	150	—	17	—	167
Foreign government	2,201	—	318	(8)	2,511
Corporate	13,108	(19)	1,506	(33)	14,562
Mortgage and other asset-backed	427	(7)	27	(12)	435
Total	$16,220	$(26)	$1,990	$(53)	$18,131
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,282	$(5)	$838	$(3)	$3,112
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

	March 31, 2021				December 31, 2020
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$2,225	$2,333	$(108)	815	$1,026	$1,045	$(19)	300
Below investment grade	$463	$485	$(22)	567	$381	$405	$(24)	232
More than one year
Investment grade	$66	$70	$(4)	15	$18	$18	$—	6
Below investment grade	$179	$191	$(12)	51	$90	$100	$(10)	33
Total	$2,933	$3,079	$(146)	1,448	$1,515	$1,568	$(53)	571

The table below presents a roll-forward of the allowance for credit losses on debt securities for the three months ended March 31:

	Three Months Ended March 31,	Three Months Ended March 31,
(In millions)	2021	2020
Beginning balance	$26	$—
Additions for debt securities where no credit loss has previously been recognized	11	55
Reductions for securities sold during the period	—	—
Decrease for debt securities where credit losses have previously been recorded	(2)	—
Ending balance	$35	$55

Equity Securities
The following table provides the values of the Company's equity security investments as of March 31, 2021 and December 31, 2020. The amount of impairments or value changes resulting from observable price changes on equity securities still held was not material to the financial statements as of March 31, 2021 or December 31, 2020.

	March 31, 2021		December 31, 2020
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$192	$211	$180	$202
Equity securities with no readily determinable fair value	$231	$298	$225	$255
Hybrid equity securities	$58	$41	$58	$44
Total	$481	$550	$463	$501

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios as of March 31, 2021 and December 31, 2020.

(Dollars in millions)	March 31, 2021			December 31, 2020
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$513	2.25		$533	2.28
60% to 79%	699	2.11		751	2.08
80% to 100%	141	1.33		141	1.33
Allowance for credit losses	(6)			(6)
Total	$1,347	2.08	61%	$1,419	2.08	61%
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
All commercial mortgage loans in the Company's portfolio are current as of March 31, 2021 and December 31, 2020.

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
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Additionally, statutory and other restricted deposits, healthcare related investment partnerships and foreign currency swaps carried at fair value are reported in the table below as Other. The following table provides the carrying value information for these investments.

	Carrying value as of
(In millions)	March 31, 2021	December 31, 2020
Real estate investments	$999	$951
Securities partnerships	1,712	1,683
Other	186	198
Total	$2,897	$2,832

Short-Term Investments and Cash Equivalents
Short-term investments and cash equivalents included the following types of issuers. The decrease in Money market funds is primarily due to the deployment of proceeds received on December 31, 2020 from the U.S. Group Disability and Life business divestiture for Corporate purposes.

(In millions)	March 31, 2021	December 31, 2020
Corporate securities	$2,953	$2,669
Federal government securities	$113	$158
Foreign government securities	$42	$90
Money market funds	$960	$5,134

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
The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. Certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty. The Company may incur a loss if dealers failed to perform under derivative contracts, however collateral has been posted by dealers to cover substantially all of the net fair values owed at March 31, 2021 and December 31, 2020. The fair value of collateral posted by the Company was not significant as of March 31, 2021 or December 31, 2020.

The gross fair values of our derivative financial instruments are presented in Note 10. The following table summarizes the types and notional quantity of derivative instruments held by the Company. As of March 31, 2021 and December 31, 2020, the effects of these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from accumulated other comprehensive income into shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness.

		Notional Value as of
(In millions)		March 31, 2021	December 31, 2020
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$956	$925
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros, Korean Won and Taiwan Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$526
	Foreign currency forward contracts	$706	$636
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$630	$538

As there has been no material change in the types of derivative financial instruments the Company uses, refer to the Company’s 2020 Form 10-K for a discussion of our accounting policy.

C.Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders.

	Three Months Ended March 31,
(In millions)	2021	2020
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$10	$(24)
Credit loss (expense) on invested assets	(9)	(55)
Other investment asset write-downs	—	(9)
Net realized investment gains (losses), before income taxes	$1	$(88)
Net realized investment gains, excluding credit loss expense and asset write-downs for the three months ended March 31, 2021 was primarily driven by mark-to-market gains on equity securities, partially offset by mark-to-market losses on derivatives. This activity for the three months ended March 31, 2020 was primarily driven by mark-to-market losses on equity securities and derivatives, partially offset by gains on sales of debt securities. Credit loss (expense) recoveries on invested assets reflect credit losses incurred on debt securities primarily relating to issuers in certain industries that have been impacted by the global COVID-19 pandemic. Realized gains and losses on equity securities still held at March 31, 2021 and 2020 were not material.
The following table presents sales information for available-for-sale debt securities. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended March 31,
(In millions)	2021	2020
Proceeds from sales	$377	$743
Gross gains on sales	$9	$39
Gross losses on sales	$(3)	$(7)

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
A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of March 31, 2021 and December 31, 2020 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020	As of March 31, 2021	As of December 31, 2020
Financial assets at fair value
Debt securities
Federal government and agency	$164	$207	$230	$249	$—	$—	$394	$456
State and local government	—	—	162	167	—	—	162	167
Foreign government	—	—	2,407	2,498	13	13	2,420	2,511
Corporate	—	—	13,504	13,878	710	684	14,214	14,562
Mortgage and other asset-backed	—	—	310	309	149	126	459	435
Total debt securities	164	207	16,613	17,101	872	823	17,649	18,131
Equity securities (1)	56	50	165	165	31	31	252	246
Short-term investments	—	—	505	325	—	—	505	325
Derivative assets (3)	—	—	62	72	—	—	62	72
Real estate funds priced at NAV as a practical expedient (2)							146	156
Financial liabilities at fair value
Derivative liabilities	$—	$—	$74	$108	$—	$—	$74	$108
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)As a practical expedient, certain real estate funds are carried at fair value based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV”)) including changes in the fair value of its underlying investments. The Company has $46 million in unfunded commitments in these funds as of March 31, 2021.
(3)Derivative assets above include $6 million that are presented in the Short-term investments category that is disclosed in Note 9. See Note 9 for more information on our Derivative Financial Instruments.
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of March 31, 2021 or December 31, 2020. The nature and use of these derivative financial instruments are described in Note 9.
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
Quantitative Information about Unobservable Inputs
The following table summarizes the fair value and significant unobservable inputs used in pricing the following debt securities that were developed directly by the Company as of March 31, 2021 and December 31, 2020. The range and weighted average basis point (“bps”) amounts for liquidity and credit spreads (adjustment to discount rates) reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	March 31, 2021	December 31, 2020	Unobservable input March 31, 2021	March 31, 2021		December 31, 2020
Debt securities
Corporate and government debt securities	$722	$696	Liquidity	60 - 1560 (480)	bps	60 - 1370 (470)	bps
Mortgage and other asset-backed securities	149	126	Liquidity	60 - 380 (90)	bps	60 - 380 (80)	bps
			Weighting of credit spreads	250 - 660 (450)	bps	300 - 670 (480)	bps
Securities not priced by the Company (1)	1	1
Total Level 3 debt securities	$872	$823
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
Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2021 and 2020. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended March 31,
(In millions)	2021	2020
Debt and Equity Securities
Beginning balance	$854	$555
Total gains (losses) included in shareholders’ net income	(10)	(12)
Gains (losses) included in other comprehensive income	(16)	(71)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(8)	(10)
Purchases, sales and settlements
Purchases	29	62
Sales	—	(12)
Settlements	(16)	(2)
Total purchases, sales and settlements	$13	$48
Transfers into/(out of) Level 3
Transfers into Level 3	86	348
Transfers out of Level 3	(16)	(92)
Total transfers into/(out of) Level 3	$70	$256
Ending balance	$903	$766
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(11)	$(18)
Change in unrealized gains or losses included in other comprehensive income for assets held at the end of the reporting period	$(16)	$(66)
(1)Amounts do not accrue to shareholders.

.
Total gains and losses included in Shareholders’ net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment gains (losses) and Net investment income.
Gains and losses included in Other comprehensive income in the tables above are reflected in Net unrealized appreciation (depreciation) on securities and derivatives in the Consolidated Statements of Comprehensive Income.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty, and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgement that must be applied to the pricing of certain instruments increases, and is typically observed through the widening of liquidity and credit spreads. Transfers between Level 2 and Level 3 during 2021 and 2020 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors. Transfers into and out of Level 3 were higher in 2020 due to significant fluctuations in liquidity and credit spreads experienced as a result of the uncertainty over the economic impacts related to COVID-19. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company’s Consolidated Statements of Income and Cash Flows.

Fair values of separate account assets at March 31, 2021 and December 31, 2020 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Guaranteed separate accounts (See Note 15)	$222	$226	$282	$297	$—	$—	$504	$523
Non-guaranteed separate accounts (1)	2,071	1,925	5,417	5,600	378	355	7,866	7,880
Subtotal	$2,293	$2,151	$5,699	$5,897	$378	$355	8,370	8,403
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							718	683
Separate account assets per Consolidated Balance Sheets							$9,088	$9,086
(1)Non-guaranteed separate accounts included $4.2 billion as of March 31, 2021 and December 31, 2020 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of March 31, 2021 and December 31, 2020.
Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2021 or 2020.

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

	Fair Value as of		Unfunded Commitment as of March 31, 2021	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	March 31, 2021	December 31, 2020
Securities partnerships	$463	$463	$274	Not applicable	Not applicable
Real estate funds	251	215	45	Quarterly	30 - 90 days
Hedge funds	4	5	—	Up to annually, varying by fund	30 - 90 days
Total	$718	$683	$319
As of March 31, 2021, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable, and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.
B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as when investments become impaired, including investment real estate and commercial mortgage loans and certain equity securities with no readily determinable fair value. For the three months ended March 31, 2021 and 2020, there were no such impairments. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. Realized investment gains and losses from these observable price changes for the three months ended March 31, 2021 and March 31, 2020 were not material. Carrying values represented less than 1% of total investments as of both March 31, 2021 and March 31, 2020.
C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2021 and December 31, 2020. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in Fair Value Hierarchy	March 31, 2021		December 31, 2020
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,373	$1,347	$1,456	$1,419
Long-term debt, including current maturities, excluding finance leases	Level 2	$35,649	$31,912	$37,676	$31,835

Note 11 – Variable Interest Entities
We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined it was not a primary beneficiary in any material variable interest entity as of March 31, 2021 or December 31, 2020. The Company’s involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2020. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in our 2020 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)
AOCI includes unrealized appreciation on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (See Note 9), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company’s share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Securities and Derivatives
Beginning balance	$900	$975
Appreciation (depreciation) on securities and derivatives	(342)	(580)
Tax (expense) benefit	65	127
Net appreciation (depreciation) on securities and derivatives	(277)	(453)
Reclassification adjustment for (gains) losses included in shareholders' net income (net realized investment (gains) losses)	5	32
Reclassification adjustment for tax expense (benefit) included in shareholders’ net income	(1)	(7)
Net (gains) losses reclassified from AOCI to net income	4	25
Other comprehensive (loss), net of tax	(273)	(428)
Ending balance	$627	$547

Translation of foreign currencies
Beginning balance	$(15)	$(275)
Translation of foreign currencies	(114)	(160)
Tax (expense) benefit	(5)	(15)
Net translation of foreign currencies	(119)	(175)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(4)	(4)
Shareholders' other comprehensive (loss), net of tax	(115)	(171)
Ending balance	$(130)	$(446)

Postretirement benefits liability
Beginning balance	$(1,746)	$(1,641)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (interest expense and other)	20	18
Reclassification adjustment for settlement (interest expense and other)	3	—
Reclassification adjustment for tax expense (benefit) included in shareholders’ net income	(5)	(5)
Net adjustments reclassified from AOCI to net income	18	13
Other comprehensive income, net of tax	18	13
Ending balance	$(1,728)	$(1,628)

Note 13 – Leases
Operating and finance lease Right-of-Use (“ROU”) assets and lease liabilities were as follows:

(In millions)	March 31, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$534	$552

Accrued expenses and other liabilities	$152	$152
Other non-current liabilities	480	491
Total operating lease liabilities	$632	$643

Finance leases:
Property and equipment, gross	$103	$98
Accumulated depreciation	(51)	(46)
Property and equipment, net	$52	$52

Short-term debt	$20	$18
Long-term debt	35	36
Total finance lease liabilities	$55	$54
Note 14 – Income Taxes
Income Tax Expense
The 22.6% effective tax rate for the three months ended March 31, 2021 was higher than the 14.9% rate for the same period in 2020. This increase is primarily attributable to the absence of favorable items which reduced the rate in 2020, including settlements of uncertain tax positions and the remeasurement of deferred state income taxes; partially offset by the elimination of the nondeductible health insurer tax in 2021.
Note 15 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of Prudential Retirement Insurance and Annuity, the buyer of the retirement benefits business (see Note 8 for further information) has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2021, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $445 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2021. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2021 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of March 31, 2021.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material effects for existing or new guaranty fund assessments for the three months ended March 31, 2021.
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
Litigation Matters
Risk Corridors and CSR Litigation with the Federal Government. As a result of a Supreme Court decision in April 2020, the Company filed suit in early May 2020 against the United States in the U.S. Court of Federal Claims seeking to recover two types of payments the Federal Government owes Cigna under the risk corridors and cost-sharing reduction (“CSR”) programs of The Patient Protection and Affordable Care Act. In aggregate, the complaint sought to recover more than $315 million: $120 million in risk corridors payments and more than $195 million in CSR payments. We received $120 million in payments in September 2020, which resolved our risk corridors claim. Our claim seeking recovery for CSR payments is stayed until either the Federal Circuit’s judgments in the CSR appeals become final and non-appealable or the Supreme Court resolves any petition for writ of certiorari.
Cigna Litigation with Anthem. In February 2017, the Company filed suit against Anthem, Inc. in the Delaware Court of Chancery (the “Chancery Court”) seeking, among other relief, payment of the $1.85 billion reverse termination fee under the parties’ 2015 merger agreement and damages. Anthem countersued, alleging its own claims for damages. A trial was held during the first quarter of 2019. In August 2020, the Chancery Court issued an opinion finding that, although Cigna breached its contractual obligation to use reasonable best efforts to support the Anthem/Cigna merger, its actions did not cause the merger to fail. The Court denied claims by both parties for damages and further denied Cigna’s claim for the reverse termination fee. The Company filed a Notice of Appeal with the Delaware Supreme Court on October 30, 2020, and sought reversal of the portion of the Chancery Court’s decision denying Cigna the reverse termination fee. Briefing on the appeal was completed on January 29, 2021 and oral arguments were held on April 14, 2021. On May 3, 2021, the Delaware Supreme Court issued an order affirming the decision of the Chancery Court.
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in October 2021. There is no tentative trial date.
Regulatory Matters
Civil Investigative Demand. The U.S. Department of Justice (“DOJ”) is conducting industry-wide investigations of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams. For certain Medicare Advantage organizations, those investigations have resulted in litigation. The Company has received information requests (civil investigative demands) from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York ("SDNY")). We are continuing to cooperate with the DOJ and have responded and continue to respond to its requests. Additionally, in relation to the SDNY’s investigation, a qui tam action that was filed by a relator in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of Cigna’s Medicare Advantage business. The DOJ has not intervened in the case at this time.

Note 16 – Segment Information
See Note 1 for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy related transactions between the Evernorth and U.S. Medical segments.
The Company uses “pre-tax adjusted income from operations” and “adjusted revenues” as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income from operations as income before taxes excluding net realized investment gains and losses, amortization of acquired intangible assets and special items. Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:
•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales. Cigna's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded.
•Amortization of acquired intangible assets because these relate to costs incurred for acquisitions.
•Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.
The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.
The term adjusted revenues is defined as total revenues excluding the following adjustments: special items and Cigna's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business.
The following tables present the special items recorded by the Company for the three months ended March 31, 2021 and 2020.

	Three Months Ended
(In millions)	March 31, 2021		March 31, 2020
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Debt extinguishment costs	$101	$131	$140	$185
Integration and transaction-related costs (Selling, general and administrative expenses)	22	29	74	97
Charges associated with litigation matters (Selling, general and administrative expenses)	(21)	(27)	19	25
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	24	31
Contractual adjustment for a former client (Pharmacy revenues)	—	—	(66)	(87)
Total impact from special items	$102	$133	$191	$251

Summarized segment financial information was as follows:

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2021
Revenues from external customers	$29,419	$9,602	$1,499	$60	$—	$40,580
Inter-segment revenues	1,198	510	—	—	(1,708)
Net investment income	3	250	59	79	—	391
Total revenues	$30,620	$10,362	$1,558	$139	$(1,708)	$40,971
Net realized investment results from certain equity method investments	—	—	14	—	—	14
Adjusted revenues	$30,620	$10,362	$1,572	$139	$(1,708)	$40,985
Income (loss) before taxes	$749	$1,009	$226	$16	$(487)	$1,513
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(5)	—	(7)	—	—	(12)
Net realized investment (gains) losses (1)	2	(30)	33	8	—	13
Amortization of acquired intangible assets	477	8	10	—	—	495
Special items
Debt extinguishment costs	—	—	—	—	131	131
Integration and transaction-related costs	—	—	—	—	29	29
Charges associated with litigation matters	—	—	—	—	(27)	(27)
Pre-tax adjusted income (loss) from operations	$1,223	$987	$262	$24	$(354)	$2,142

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2020
Revenues from external customers	$26,256	$9,268	$1,420	$1,172	$—	$38,116
Inter-segment revenues	974	466	—	5	(1,445)
Net investment income	25	126	40	162	—	353
Total revenues	$27,255	$9,860	$1,460	$1,339	$(1,445)	$38,469
Net realized investment results from certain equity method investments	—	—	10	—	—	10
Special item related to contractual adjustment for a former client	(87)	—	—	—	—	(87)
Adjusted revenues	$27,168	$9,860	$1,470	$1,339	$(1,445)	$38,392
Income (loss) before taxes	$694	$1,140	$234	$72	$(743)	$1,397
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(4)	—	(5)	—	—	(9)
Net realized investment (gains) losses (1)	—	48	46	4	—	98
Amortization of acquired intangible assets	479	11	7	1	—	498
Special items
Debt extinguishment costs	—	—	—	—	185	185
Integration and transaction-related costs	—	—	—	—	97	97
Charges associated with litigation matters	—	—	—	—	25	25
Charge for organizational efficiency plan	—	—	—	—	31	31
Contractual adjustment for a former client	(87)	—	—	—	—	(87)
Pre-tax adjusted income (loss) from operations	$1,082	$1,199	$282	$77	$(405)	$2,235
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

Revenue from external customers includes pharmacy revenues, premiums and fees and other revenues. The following table presents these revenues by product, premium and service type for the three months ended March 31:

	Three Months Ended March 31,
(In millions)	2021	2020
Products (Pharmacy revenues) (ASC 606)
Network revenues	$14,179	$12,142
Home delivery and specialty revenues	12,458	11,714
Other	1,388	1,242
Total pharmacy revenues	$28,025	$25,098
Insurance premiums (ASC 944)
U.S. Medical premiums
U.S. Commercial
Health Insurance	3,523	3,461
Stop loss	1,194	1,161
Other	310	289
U.S. Government
Medicare Advantage	2,092	1,881
Medicare Part D	450	462
Other	1,138	1,066
Total U.S. Medical premiums	8,707	8,320
International Markets premiums	1,450	1,375
Domestic disability, life and accident premiums	—	1,116
Other premiums	57	29
Total premiums	10,214	10,840
Services (ASC 606)
Fees	2,327	2,154
Other external revenues	14	24
Total services	2,341	2,178
Total revenues from external customers	$40,580	$38,116

Evernorth may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.3 billion as of March 31, 2021 and $1.1 billion as of December 31, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2021 compared with December 31, 2020 and our results of operations for the three months ended March 31, 2021, compared with the same period last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"). In particular, we encourage you to refer to the “Risk Factors” contained in Part I, Item 1A of the 2020 Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See Note 2 to the Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding the Company's significant accounting policies and see Note 2 to the Consolidated Financial Statements in this Form 10-Q for updates to those policies resulting from adopting new accounting guidance, if any. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or “N/M” when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points (“bps”).
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
We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders’ net income (or income before taxes for the segment metric) excluding net realized investment gains and losses, amortization of acquired intangible assets and special items. Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Income or expense amounts excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:
•Realized investment gains (losses) including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales. Cigna's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded.
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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition, our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits, investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, stock market or interest rate declines, risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors of our 2020 Form 10-K, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K, this MD&A and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).
You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.
EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care simple, affordable and predictable. We offer a differentiated set of pharmacy, medical, dental and related products and services offered by our subsidiaries. For further information on our business and strategy, see Item 1, "Business" in our 2020 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. The commentary provided below describes our results for the three months ended March 31, 2021 compared with the same period in 2020.
Summarized below are certain key measures of our performance by segment for the three months ended March 31, 2021 and 2020:

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2021	2020	% Change
Revenues
Adjusted revenues by segment
Evernorth	$30,620	$27,168	13%
U.S. Medical	10,362	9,860	5
International Markets	1,572	1,470	7
Other Operations	139	1,339	(90)
Corporate, net of eliminations	(1,708)	(1,445)	(18)
Adjusted revenues	40,985	38,392	7
Net realized investment results from certain equity method investments	(14)	(10)	(40)
Special items	—	87	N/M
Total revenues	$40,971	$38,469	7%
Shareholders’ net income	$1,161	$1,181	(2)%
Adjusted income from operations	$1,664	$1,758	(5)%
Earnings per share (diluted)
Shareholders’ net income	$3.30	$3.15	5%
Adjusted income from operations	$4.73	$4.69	1%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$1,223	$1,082	13%
U.S. Medical	987	1,199	(18)
International Markets	262	282	(7)
Other Operations	24	77	(69)
Corporate, net of eliminations	(354)	(405)	13
Consolidated pre-tax adjusted income from operations	2,142	2,235	(4)
Income attributable to noncontrolling interests	12	9	33
Net realized investment (gains) losses (1)	(13)	(98)	87
Amortization of acquired intangible assets	(495)	(498)	1
Special items	(133)	(251)	47
Income before income taxes	$1,513	$1,397	8%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2021	2020	% Change
Pharmacy revenues	$28,025	$25,098	12%
Premiums	10,214	10,840	(6)
Fees and other revenues	2,341	2,178	7
Net investment income	391	353	11
Total revenues	40,971	38,469	7
Pharmacy and other service costs	27,235	24,190	13
Medical costs and other benefit expenses	8,005	8,322	(4)
Selling, general and administrative expenses	3,279	3,398	(4)
Amortization of acquired intangible assets	495	498	(1)
Total benefits and expenses	39,014	36,408	7
Income from operations	1,957	2,061	(5)
Interest expense and other	(314)	(391)	20
Debt extinguishment costs	(131)	(185)	29
Net realized investment gains (losses)	1	(88)	N/M
Income before income taxes	1,513	1,397	8
Total income taxes	342	208	64
Net income	1,171	1,189	(2)
Less: Net income attributable to noncontrolling interests	10	8	25
Shareholders' net income	$1,161	$1,181	(2)%
Consolidated effective tax rate	22.6%	14.9%	770	bps
Medical customers (in thousands)
U.S. Medical	15,016	15,552	(3)%
International Markets	1,687	1,666	1
Total	16,703	17,218	(3)%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions		Diluted Earnings Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Shareholders’ net income	$1,161	$1,181	$3.30	$3.15
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	13	77	0.04	0.21
Amortization of acquired intangible assets	388	309	1.10	0.82
Special items
Debt extinguishment costs	101	140	0.29	0.38
Integration and transaction-related costs	22	74	0.06	0.20
Charges associated with litigation matters	(21)	19	(0.06)	0.05
Charge for organizational efficiency plan	—	24	—	0.06
Contractual adjustment for a former client	—	(66)	—	(0.18)
Total special items	102	191	0.29	0.51
Adjusted income from operations	$1,664	$1,758	$4.73	$4.69
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

COVID-19 Update
From the onset of the COVID-19 pandemic in 2020, we have focused on delivering peace of mind for the people and businesses we serve, and our employees and their families. We’ve taken actions to improve affordability and predictability for our customers and patients, and make health care easier. Cigna led the way since the start of COVID-19 by working to remove cost as a barrier, expanding access to care and helping employers keep their workforce safe and supported. Most recently, we are conducting direct outreach to customers most at-risk for COVID-19 in key communities to provide them with resources about how to get vaccinated and help them make appointments. We also began providing transportation to and from vaccine sites at no extra cost to customers in the majority of our Medicare Advantage plans.
We continue to execute our business continuity plans over our operations such as optimizing purchasing volume across the pharmaceutical supply chain in order to mitigate risk associated with prescription drug supply and continuing to support our workforce by enabling remote work where appropriate, and implementing enhanced safety protocols and programs that support the health and mental well-being of our employees. Recent employee programs include expanding benefits-eligible employee use of emergency time off for COVID-19 related reasons as well as offering an incentive award to those enrolled in our medical plan for being fully vaccinated against COVID-19.
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. For the first quarter of 2021, COVID-19 impacts are most notable in our U.S. Medical segment with net unfavorable COVID-19 related impacts as compared with the same period in 2020. COVID-19 related impacts include direct costs of COVID-19 testing, treatment and vaccines, lower risk adjusted revenues in our Medicare Advantage business, decreased contributions from our specialty products and disenrollment resulting from the economic impacts of the pandemic, partially offset by deferral of care by our customers. As compared with the three months ended December 31, 2020 the net unfavorable impacts of COVID-19 decreased reflecting lower direct costs, partially offset by less deferral of care.
Segment results are discussed further in the "Segment Reporting" section of this MD&A and discussion of the impact of COVID-19 on our investment portfolio and related considerations regarding our investment outlook can be found in Note 9 to the Consolidated Financial Statements and in the "Investment Assets" discussion of this MD&A.
It is difficult to predict the pace, duration and extent of the COVID-19 pandemic and its related impacts including the vaccination efforts on our results for the remainder of 2021 and beyond. We believe that such results may continue to be impacted by, among other things, vaccine related costs, higher medical costs to treat those affected by the virus, lower customer volumes due to elevated unemployment, lower risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles in our Medicare Advantage business, the return of costs for those who had previously deferred care, the potential for future deferral of care, or volatility in the economic markets.
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
For further information regarding the potential impact of COVID-19 on the Company, see “Risk Factors” contained in Part I, Item 1A of our 2020 Form 10-K.
Commentary: Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
The commentary presented below, and in the segment discussions that follow, compare results for the three months ended March 31, 2021 with results for the three months ended March 31, 2020.
Shareholders’ net income decreased slightly, driven by lower adjusted income from operations (see below) and the absence of certain favorable tax benefits reported in the first quarter of 2020. These unfavorable effects were mostly offset by lower realized investment losses and lower net special item charges. On a per-share basis, the increase in shareholders' net income reflects the favorable effect of our share repurchase program.
Adjusted income from operations decreased, primarily resulting from lower earnings in the U.S. Medical segment reflecting the unfavorable impact of COVID-related items and the loss of earnings due to the sale of the Group Disability and Life business. These unfavorable effects were partially offset by increased earnings in the Evernorth segment primarily attributable to continued business growth and lower interest costs in Corporate resulting from debt repayment and restructuring actions in 2020 and 2021. On a per-share basis, the increase in adjusted income from operations reflects the favorable effect of our share repurchase program.
Medical customers declined, reflecting a lower customer base in our Middle Markets and National Accounts market segments including disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select and our Medicare market segments.
Pharmacy revenues increased reflecting strong business and customer growth. See the "Evernorth segment" section of this MD&A for further discussion of pharmacy revenues.
Premiums were lower, primarily reflecting the effect of the sale of the Group Disability and Life business, partially offset by an increase in U.S. Medical premiums resulting from increased customers in our insured businesses and rate increases in line with underlying medical trend.
Fees and other revenues increased, primarily driven by growth in Evernorth's pharmacy and health services businesses.
Net investment income increased due to strong returns on our partnership investments, partially offset by lower average assets due to the sale of the Group Disability and Life business. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased, reflecting strong business and customer growth.
Medical costs and other benefit expenses decreased, reflecting the effect of the sale of the Group Disability and Life business, partially offset by an increase in U.S. Medical driven by an increase in medical trend, including COVID-related impacts, and increased customers in our insured businesses.
Selling, general and administrative expenses decreased, primarily resulting from the sale of the Group Disability and Life business, lower special item charges and the elimination of the health insurance industry tax.
Interest expense and other decreased due to debt restructuring and repayment actions during 2020 and the first quarter of 2021.
Debt extinguishment costs were lower because the debt repaid in the first quarter of 2021 had lower interest rates than the debt repaid in the first quarter of 2020.
Realized investment results improved significantly, primarily reflecting favorable market value adjustments on equity securities in 2021 compared with unfavorable equity markets in the first quarter of 2020.
The effective tax rate was higher, driven by recognition of certain incremental federal and state tax benefits in the first quarter of 2020, partially offset by the repeal of the nondeductible health insurance industry tax in 2021.

Developments
Purchase of MDLIVE

In April 2021, Cigna's Evernorth segment completed the 100% acquisition of MDLIVE, Inc., a 24/7 virtual care platform. The acquisition of MDLIVE will enable Evernorth to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers.

Sale of Group Disability and Life Business

As discussed in Note 4 to the Consolidated Financial Statements, Cigna sold its U.S. Group Disability and Life business to New York Life Insurance Company for $6.2 billion on December 31, 2020. The “Liquidity and Capital Resources” section of this MD&A provides discussion of the use of proceeds from this divestiture.

Regulation

The "Business - Regulation" section of our 2020 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“ACA”) provisions and other legislative initiatives that impact our businesses, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services. Our businesses continue to operate in a dynamic environment, and the laws and regulations applicable to us, including the ACA, continue to be subject to legislative, regulatory and judicial challenges.
Corporate Tax Reform. Recent proposals related to corporate tax reform propose raising corporate tax rates, among other things. While it is unclear whether recent proposals will be enacted in their current form, the proposed increases in corporate tax rates could have a material impact on our future results of operations and, in the period of enactment, both our results of operations and financial condition. We will continue to monitor developments.
Medicare Part D Rebate Rule. As disclosed in the “Regulation” section of our 2020 Form 10-K, the United States Department of Health and Human Services (“HHS”) and the HHS Office of Inspector General (“HHS-OIG”) released a final rule in November 2020 which eliminated an anti-kickback regulatory safe harbor protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors or pharmacy benefit managers under the Medicare Part D program and created two new safe harbors. The two new safe harbors cover (i) price reductions by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care organizations that are reflected at the time of dispense and (ii) fixed-fee service arrangements between manufacturers and pharmacy benefit managers. HHS previously delayed the elimination of the aforementioned regulatory safe harbor to January 1, 2023 and, in March 2021, HHS-OIG delayed the effective date for the two new safe harbors to January 1, 2023.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We maintain liquidity at two levels: the subsidiary level and the parent company level.
Cash requirements at the subsidiary level generally consist of:
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
Cash requirements at the parent company level generally consist of:
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
Dividends from our insurance, Health Maintenance Organization (“HMO”) and foreign subsidiaries are subject to regulatory restrictions. See Note 19 to the Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding these restrictions. Most of Evernorth's subsidiaries are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to Cigna.
Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Operating activities	$1,093	$1,887
Investing activities	$(717)	$(269)
Financing activities	$(4,051)	$(1,818)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2021 compared with the same period in 2020.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities decreased, primarily driven by increases in accounts receivable due to the timing of certain client billing cycles and business growth as well as the timing of payable and accrued liability payments including inventory purchases.

Investing and Financing activities
Cash flows used in investing activities increased, primarily due to lower investment sale activity.
Cash used in financing activities increased, primarily due to higher stock repurchases and an increase in dividends paid. Cash used in financing activities also includes proceeds from debt issuances offset by the repayment of long-term debt and commercial paper borrowings.
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
For the three months ended March 31, 2021, we repurchased 12.7 million shares for approximately $2.8 billion. From April 1, 2021 through May 6, 2021, we repurchased 1.7 million shares for approximately $400 million. Share repurchase authority was $2.7 billion as of May 6, 2021.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to parent. Dividends from U.S. regulated subsidiaries were $625 million and $507 million for the three months ended March 31, 2021 and 2020, respectively. Nonregulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to parent for general corporate purposes.
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

At March 31, 2021, our debt-to-capitalization ratio was 39.9%, an increase from 39.5% at December 31, 2020.
Group Disability and Life Sale. In connection with the sale of this business that closed on December 31, 2020, we deployed approximately $3.0 billion to debt repayment by: (i) repaying in full our $1.4 billion 364-Day Term Loan Credit Agreement entered into on April 1, 2020, on December 31, 2020; (ii) redeeming in full the $1.0 billion aggregate principal amount of Cigna’s Senior Floating Rate Notes due 2021 on January 15, 2021 at a redemption price calculated in accordance with the terms and conditions of the indenture governing the Notes; and (iii) repaying certain balances of our outstanding commercial paper in January 2021.
Commercial Paper Program. Cigna also maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed $4.25 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had an immaterial outstanding balance as of March 31, 2021.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. In April 2021, we entered into new revolving credit agreements which replaced our prior revolving credit agreements, increased the total credit available to us and enhanced our liquidity position as discussed in more detail below.
In 2018, Cigna entered into a $3.25 billion five-year revolving credit agreement. In 2019, Cigna entered into an additional $1.0 billion 364-day revolving credit agreement that expired in October 2020, at which point we replaced the 364-day revolving credit agreement with a new $1.0 billion 364-day revolving credit agreement which was scheduled to expire in October 2021. As of March 31, 2021, there were no outstanding balances under either of the revolving credit agreements.

In April 2021, Cigna entered into a $3.0 billion five-year revolving credit and letter of credit agreement and a $1.0 billion three-year revolving credit agreement, which replaced the revolving credit agreement that was entered into in 2018. Also in April 2021, Cigna entered into an additional $1.0 billion 364-day revolving credit agreement that will expire in April 2022, and replaced the existing 364-day revolving credit agreement which was scheduled to expire in October 2021.
See Note 6 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our capital management strategy to support the liquidity and regulatory capital requirements of our foreign operations and certain international growth initiatives is to retain overseas a significant portion of the earnings generated by our foreign operations. This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements and the issuance of long-term debt and equity securities. As of March 31, 2021, we had $4.25 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $4.25 billion of remaining capacity under our commercial paper program and $7.0 billion in cash and short-term investments, approximately $2.5 billion of which was held by the parent company or certain nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 6 to the Consolidated Financial Statements. Updates made to our revolving credit agreements in April 2021 are discussed above in the Capital Resources section of this MD&A.
In the first quarter of 2021 Cigna declared and paid a quarterly cash dividend of $1.00 per share of Cigna common stock. On April 28, 2021 the Board of Directors declared a quarterly cash dividend of $1.00 per share of Cigna common stock to be paid on June 23, 2021 to shareholders of record on June 8, 2021. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
In April 2021, Cigna completed its acquisition of MDLIVE, Inc. We funded this acquisition with cash on hand and commercial paper borrowings.

As noted in Note 16 to the Consolidated Financial Statements in our 2020 Form 10-K, we fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. We currently expect the required contributions for 2021 under the Pension Protection Act of 2006 to be immaterial.
Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of our 2020 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.9 billion from its subsidiaries without further approvals as of March 31, 2021.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 15 to the Consolidated Financial Statements for discussion of various guarantees.

We have updated long-term debt obligations and purchase obligations as of March 31, 2021 which were previously provided in our 2020 Form 10-K. Investment commitments are described in Note 9 to the Consolidated Financial Statements. There have been no material changes to other information presented in our table of guarantees and contractual obligations set forth in our 2020 Form 10-K.

(In millions, on an undiscounted basis)	Total	2021	2022 to 2023	2024 to 2025	Thereafter
On-Balance Sheet
Long-term debt (1)	$49,597	$1,316	$5,898	$6,757	$35,626
Off-Balance Sheet
Purchase Obligations	$3,593	$1,313	$1,462	$522	$296
(1)Amounts include scheduled interest payments, current maturities of long-term debt and finance leases.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in the 2020 Form 10-K. We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2020 Form 10-K. As of March 31, 2021, there were no significant changes to the critical accounting estimates from what was reported in our 2020 Form 10-K.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments. See Note 1 to the Consolidated Financial Statements for a description of our segments.
In segment discussions, we present adjusted revenues and “pre-tax adjusted income from operations,” defined as income before taxes excluding realized investment gains (losses), amortization of acquired intangible assets and special items. Ratios presented in this segment discussion exclude the same items as pre-tax adjusted income from operations. See Note 16 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 16 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
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
The key factors that impact Evernorth revenues and costs of revenues are volume, mix of claims and price. These key factors are discussed further below. See Note 3 to the Consolidated Financial Statements included in our 2020 Form 10-K for additional information on revenue and cost recognition policies for this segment.
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
In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items.

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2021	2020
Total revenues	$30,620	$27,255	12%
Less: Contractual adjustment for a former client	—	(87)	N/M
Adjusted revenues(1)	$30,620	$27,168	13
Gross profit	$1,843	$1,701	8
Adjusted gross profit(1)	$1,843	$1,614	14
Pre-tax adjusted income from operations	$1,223	$1,082	13%
Pre-tax adjusted margin	4.0%	4.0%

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2021	2020
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$15,138	$12,791	18%
Adjusted home delivery and specialty revenues	12,774	12,005	6
Other revenues	1,388	1,242	12
Total adjusted pharmacy revenues	$29,300	$26,038	13%
Pharmacy script volume
Adjusted network scripts(2)	323	288	12%
Adjusted home delivery and specialty scripts(2)	70	72	(3)
Total adjusted scripts(2)	393	360	9%
Generic fill rate
Network	87.3%	88.2%	(90)	bps
Home delivery	86.0%	84.8%	120	bps
Overall generic fill rate	87.2%	87.9%	(70)	bps
(1)Amounts exclude special items.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Adjusted network revenues. The increase reflected higher claims volume, primarily due to our collaboration with Prime Therapeutics, increased prices due to inflation on branded drugs and claims mix due to a decrease in the generic fill rate as a result of the COVID-19 vaccine.
Adjusted home delivery and specialty revenues. The increase reflected higher prices, primarily due to inflation on branded drugs, as well as higher specialty claims volume due in part to our collaboration with Prime Therapeutics. This increase was partially offset by lower home delivery claims volume, primarily due to client mix and increased script volume in the first quarter of 2020 due to customers requesting advance prescriptions related to COVID-19 supply concerns, and claims mix due to an increase in the generic fill rate.
Adjusted gross profit. The increase reflected benefits from the effective management of supply chain, strong performance in specialty pharmacy services, customer growth and higher adjusted pharmacy script volumes, primarily due to our collaboration with Prime Therapeutics.
Pre-tax adjusted income from operations. The increase reflected benefits from the effective management of supply chain, strong performance in specialty pharmacy services, customer growth and higher adjusted pharmacy script volumes, primarily due to our collaboration with Prime Therapeutics.
U.S. Medical Segment
U.S. Medical includes Cigna’s U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and administrative services only ("ASO") clients. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors, Medicaid plans and individual health insurance plans both on and off the public exchanges. As described in the introduction to Segment Reporting, performance of the U.S. Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:
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
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2021	2020
Adjusted revenues	$10,362	$9,860	5%
Pre-tax adjusted income from operations	$987	$1,199	(18)%
Pre-tax adjusted margin	9.5%	12.2%	(270)	bps
Medical care ratio	81.8%	78.3%	(350)	bps
Expense ratio	21.7%	21.8%	10	bps

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Adjusted revenues increased for the three months ended March 31, 2021 compared with the same period in 2020 reflects customer growth in our Medicare Advantage business, higher premium rates due to anticipated underlying medical cost trend and higher net investment income.
Pre-tax adjusted income from operations decreased for the three months ended March 31, 2021 compared with the same period in 2020. The decrease reflects net unfavorable COVID-19 related impacts and the net effect of non-recurring items; partially offset by higher net investment income and the repeal of the health insurance industry tax. The unfavorable COVID-19 related impacts include direct costs of COVID-19 testing, treatment and vaccines, lower risk adjusted revenues in our Medicare Advantage business, decreased contributions from our specialty products and increased disenrollment resulting from the economic effects of the pandemic. These impacts were partially offset by deferral of care.
The medical care ratio increased reflecting COVID-19 related impacts and the repeal of the health insurance industry tax; partially offset by the effect of one less calendar day in the first quarter of 2021. COVID-19 related impacts include direct costs of COVID-19 testing, treatment and vaccines costs and lower risk adjusted revenues in our Medicare Advantage business; partially offset by deferral of care.
The expense ratio was flat due to the repeal of the health insurance industry tax offset by non-recurring items.
Medical Customers

	As of March 31,
(In thousands)	2021	2020	% Change
U.S. Commercial	2,133	2,133	—%
U.S. Government	1,464	1,412	4%
Insured	3,597	3,545	1%
Service	11,419	12,007	(5)%
Total	15,016	15,552	(3)%

Our medical customer base decreased at March 31, 2021 compared with the same period in 2020, reflecting a lower customer base in our Middle Markets and National Accounts segments including disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select segment and our Medicare Advantage business.

A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.
Unpaid Claims and Claim Expenses

(In millions)	As of March 31, 2021	As of December 31, 2020	% Change
Unpaid claims and claim expenses – U.S. Medical	$3,549	$3,184	11%

Our unpaid claims and claim expenses liability was higher as of March 31, 2021 compared with December 31, 2020, primarily due to stop loss seasonality.

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
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2021	2020
Adjusted revenues	$1,572	$1,470	7%
Pre-tax adjusted income from operations	$262	$282	(7)%
Pre-tax adjusted margin	16.7%	19.2%	(250)	bps
Loss ratio	59.0%	57.8%	(120)	bps
Acquisition cost ratio	11.0%	9.1%	(190)	bps
Expense ratio (excluding acquisition costs)	17.7%	17.4%	(30)	bps
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Adjusted revenues increased primarily due to favorable foreign currency movements and business growth.
Pre-tax adjusted income from operations decreased reflecting higher acquisition cost, loss and expense ratios, partially offset by higher net investment income, favorable foreign currency movements and business growth.
The segment’s loss ratio increased reflecting reserve updates and higher claims.
The acquisition cost ratio increased reflecting the absence of the favorable impact from a refinement to the accounting for acquisition costs in the first quarter of 2020, partially offset by lower amortization expenses in Asia.
The expense ratio (excluding acquisition costs) increased reflecting a change in business mix.
Other Items Related to International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the three months ended March 31, 2021, South Korea generated 39% of the segment’s adjusted revenues and 59% of the segment’s pre-tax adjusted income from operations.

Other Operations
Prior to the sale of the Group Disability and Life business on December 31, 2020, Other Operations included Cigna’s Group Disability and Life business which offered group long-term and short-term disability, and group life, accident, voluntary and specialty insurance products and services. Additionally, for 2021 and 2020, this segment includes Corporate Owned Life Insurance (“COLI”) and the Company’s run-off operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations are:
•premiums;
•net investment income;
•benefit expenses as a percentage of premiums (loss ratio); and
•selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2021	2020
Adjusted revenues	$139	$1,339	(90)%
Pre-tax adjusted income from operations	$24	$77	(69)%
Pre-tax adjusted margin	17.3%	5.8%	1,150	bps
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Sale of U.S. Group Disability and Life Business. As discussed further in the Executive Overview section of this MD&A, we sold our U.S. Group Disability and Life business on December 31, 2020. Because this business constituted the vast majority of the segment, going forward, we expect a substantial decline in adjusted revenues and adjusted income from operations in this segment in 2021 as compared to 2020.
Adjusted revenues and pre-tax adjusted income from operations decreased due to the sale of the Group Disability and Life business.
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

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2021	2020
Pre-tax adjusted income (loss) from operations	$(354)	$(405)	13%
Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Pre-tax adjusted loss from operations was lower, reflecting lower interest expense due to lower levels of outstanding debt.
INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of March 31, 2021 and December 31, 2020. Additional information regarding our investment assets is included in Notes 9, 10, 11 and 12 to the Consolidated Financial Statements.

(In millions)	March 31, 2021	December 31, 2020
Debt securities	$17,649	$18,131
Equity securities	550	501
Commercial mortgage loans	1,347	1,419
Policy loans	1,344	1,351
Other long-term investments	2,897	2,832
Short-term investments	511	359
Total	$24,298	$24,593

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
The following table reflects our portfolio of debt securities by type of issuer as of March 31, 2021 and December 31, 2020.

(In millions)	March 31, 2021	December 31, 2020
Federal government and agency	$394	$456
State and local government	162	167
Foreign government	2,420	2,511
Corporate	14,214	14,562
Mortgage and other asset-backed	459	435
Total	$17,649	$18,131
Our debt securities portfolio decreased during the first three months of 2021 reflecting a decrease in valuations due to increasing yields, which was partially offset by net purchases during the quarter.
As of March 31, 2021, $15.1 billion, or 86% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.5 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year, and remain consistent with our investment strategy.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. However, due to the economic impacts of the COVID-19 pandemic, there are certain issuers, particularly within the aviation, energy and hospitality sectors, that are showing signs of distress, primarily in the form of requests for temporary covenant relief. There were no material unrealized losses in any of these sectors as of the reporting date. We continue to monitor the economic environment and its effect on our portfolio, and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 9 to the Consolidated Financial Statements.
Foreign government obligations are concentrated in Asia, primarily South Korea, consistent with our risk management practice and local regulatory requirements of our international business operations. Corporate debt securities include private placement assets of $5.9 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Commercial Mortgage Loans
As of March 31, 2021, the $1.3 billion commercial mortgage loan portfolio consisted of approximately 45 loans that are in good standing. Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 9 to the Consolidated Financial Statements.
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
Other Long-term Investments
Other long-term investments of $2.9 billion as of March 31, 2021 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments is primarily driven by net additional funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 180 separate partnerships and approximately 95 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Our net investment income increased significantly versus the first three months of 2020 driven by the performance of assets underlying our limited partnership investments through December 31, 2020. We expect that income for these investments will remain volatile in the coming quarters, and it is possible that we could experience losses into future periods, but the magnitude of these losses will depend in part on the length and extent of the economic disruption, the speed of the recovery and the overall economic impacts.
We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture on the equity method of accounting and report our share of the net assets of $0.8 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's business is approximately $6.0 billion, primarily invested in Chinese corporate and government debt securities diversified by issuer, industry and geography, as appropriate. To a lesser extent and consistent with its investment strategy, the joint venture is invested in Chinese equity investments comprised of approximately 50% equity mutual funds, with the remainder invested in equity securities and private equity partnerships. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of March 31, 2021.
Investment Outlook
Expectations regarding the impact of the vaccine rollout and the pace of relaxing restrictions continues to dominate financial markets. The general optimism for this rollout combined with unprecedented monetary and fiscal support from the government has raised expectations for improved economic growth. Although U.S. treasury rates have increased during the quarter from their historic lows during 2020, they remain well below long-term historical averages. In addition, the wider market credit spreads experienced during 2020 have narrowed meaningfully, resulting in yields for investment grade assets that also remain well below historical averages, and this continues to pressure the income we earn on our fixed income investments. We continue to actively monitor the economic impact of the pandemic, as well as fiscal and monetary responses, and their potential impact on the portfolio. We expect net investment income during 2021 will reflect both the improved optimism within public and private markets for economic recovery, along with the potential for additional market volatility and portfolio impacts, particularly in certain sectors such as aviation, hospitality and energy, as well as other areas most severely impacted by COVID-19. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. Although future declines in investment fair values resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2020 Form 10-K. As of March 31, 2021 there were no material changes in our risk exposures from those reported in our 2020 Form 10-K.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation Matters” and “Regulatory Matters” in Note 15 to the Consolidated Financial Statements is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2021:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2021	3,639,296	$217.79	3,638,504	$3,080,714,000
February 1-28, 2021	5,508,484	$209.68	5,114,482	$2,008,520,487
March 1-31, 2021	4,014,992	$236.10	3,993,044	$1,065,659,301
Total	13,162,772	$219.98	12,746,030	N/A
(1)Includes shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 792 shares in January, 394,002 shares in February and 21,948 shares in March 2021.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In April 2021, the Board increased repurchase authority by an additional $2 billion. From April 1, 2021 through May 6, 2021, the Company repurchased 1.7 million shares for approximately $400 million, leaving repurchase authority at $2.7 billion as of May 6, 2021.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
4.1	Supplemental Indenture No. 5, dated as of March 3, 2021, between Cigna Corporation and U.S. Bank National Association, as trustee.	Filed by registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.
10.1*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed herewith.
10.2*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed herewith.
10.3*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed herewith.
10.5*	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021	Filed by registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2021 and incorporated herein by reference.
10.6
Revolving Credit and Letter of Credit Agreement, dated as of April 29, 2021, with the banks named therein, JPMorgan Chase Bank, N.A.,as administrative agent, BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD and Wells FargoSecurities, LLC, as joint lead arrangers and joint bookrunners
Filed by registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 30, 2021 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2021 formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 7, 2021

CIGNA CORPORATION

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)