Form 10-Q
period 2021-06-30
Cigna Corp
filed 2021-08-05
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes ☐ No ☒
As of July 30, 2021, 340,107,539 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Cigna Corporation Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Revenues
Pharmacy revenues	$30,047	$26,564	$58,072	$51,662
Premiums	10,323	10,406	20,537	21,246
Fees and other revenues	2,451	2,072	4,792	4,250
Net investment income	310	223	701	576
TOTAL REVENUES	43,131	39,265	84,102	77,734
Benefits and expenses
Pharmacy and other service costs	29,001	25,611	56,236	49,801
Medical costs and other benefit expenses	8,484	7,112	16,489	15,434
Selling, general and administrative expenses	2,996	3,407	6,275	6,805
Amortization of acquired intangible assets	503	496	998	994
TOTAL BENEFITS AND EXPENSES	40,984	36,626	79,998	73,034
Income from operations	2,147	2,639	4,104	4,700
Interest expense and other	(298)	(374)	(612)	(765)
Debt extinguishment costs	(10)	(14)	(141)	(199)
Net realized investment gains (losses)	59	38	60	(50)
Income before income taxes	1,898	2,289	3,411	3,686
TOTAL INCOME TAXES	422	529	764	737
Net income	1,476	1,760	2,647	2,949
Less: Net income attributable to noncontrolling interests	9	6	19	14
SHAREHOLDERS' NET INCOME	$1,467	$1,754	$2,628	$2,935
Shareholders’ net income per share
Basic	$4.30	$4.77	$7.62	$7.96
Diluted	$4.25	$4.73	$7.54	$7.88
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income	$1,476	$1,760	$2,647	$2,949
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	122	709	(151)	281
Net translation gains (losses) on foreign currencies	16	70	(103)	(105)
Postretirement benefits liability adjustment	15	(42)	33	(29)
Other comprehensive income (loss), net of tax	153	737	(221)	147
Total comprehensive income	1,629	2,497	2,426	3,096

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	3	4	8	8
Net income attributable to other noncontrolling interests	6	2	11	6
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(1)	(2)	(5)	(6)
Total comprehensive income attributable to noncontrolling interests	8	4	14	8
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,621	$2,493	$2,412	$3,088
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
	As of June 30,	As of December 31,
(In millions)	2021	2020
Assets
Cash and cash equivalents	$3,821	$10,182
Investments	1,305	1,331
Accounts receivable, net	15,462	12,191
Inventories	3,042	3,165
Other current assets	1,381	930
Total current assets	25,011	27,799
Long-term investments	23,622	23,262
Reinsurance recoverables	5,114	5,200
Deferred policy acquisition costs	3,397	3,385
Property and equipment	4,078	4,205
Goodwill	46,063	44,648
Other intangible assets	35,007	35,179
Other assets	2,654	2,687
Separate account assets	9,261	9,086
TOTAL ASSETS	$154,207	$155,451
Liabilities
Current insurance and contractholder liabilities	$5,850	$5,308
Pharmacy and other service costs payable	14,470	13,347
Accounts payable	5,647	5,478
Accrued expenses and other liabilities	7,212	8,515
Short-term debt	1,532	3,374
Total current liabilities	34,711	36,022
Non-current insurance and contractholder liabilities	16,665	16,844
Deferred tax liabilities, net	8,867	8,939
Other non-current liabilities	4,330	4,629
Long-term debt	31,606	29,545
Separate account liabilities	9,261	9,086
TOTAL LIABILITIES	105,440	105,065
Contingencies — Note 15
Redeemable noncontrolling interests	51	58
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	29,403	28,975
Accumulated other comprehensive loss	(1,077)	(861)
Retained earnings	30,513	28,575
Less: Treasury stock, at cost	(10,134)	(6,372)
TOTAL SHAREHOLDERS’ EQUITY	48,709	50,321
Other noncontrolling interests	7	7
Total equity	48,716	50,328
Total liabilities and equity	$154,207	$155,451
(1)Par value per share, $0.01; shares issued, 394 million as of June 30, 2021 and 390 million as of December 31, 2020; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2021	$4	$29,254	$(1,231)	$29,389	$(9,267)	$48,149	$6	$48,155	$59
Effects of issuing stock for employee benefits plans		152			(2)	150		150
Other comprehensive income (loss)			154			154		154	(1)
Net income				1,467		1,467	6	1,473	3
Common dividends declared (per share: $1.00)				(343)		(343)		(343)
Repurchase of common stock					(865)	(865)		(865)
Other transactions impacting noncontrolling interests		(3)				(3)	(5)	(8)	(10)
Balance at June 30, 2021	$4	$29,403	$(1,077)	$30,513	$(10,134)	$48,709	$7	$48,716	$51

Three Months Ended June 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2020	$4	$28,554	$(1,527)	$21,298	$(3,250)	$45,079	$7	$45,086	$35
Effect of issuing stock for employee benefit plans		145			(6)	139		139
Other comprehensive income (loss)			739			739		739	(2)
Net income				1,754		1,754	2	1,756	4
Repurchase of common stock					(345)	(345)		(345)
Other transactions impacting noncontrolling interests							(4)	(4)	(3)
Balance at June 30, 2020	$4	$28,699	$(788)	$23,052	$(3,601)	$47,366	$5	$47,371	$34
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		431			(89)	342		342
Other comprehensive loss			(216)			(216)		(216)	(5)
Net income				2,628		2,628	11	2,639	8
Common dividends declared (per share: $2.00)				(690)		(690)		(690)
Repurchase of common stock					(3,673)	(3,673)		(3,673)
Other transactions impacting noncontrolling interests		(3)				(3)	(11)	(14)	(10)
Balance at June 30, 2021	$4	$29,403	$(1,077)	$30,513	$(10,134)	$48,709	$7	$48,716	$51

Six Months Ended June 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		393			(84)	309		309
Other comprehensive income (loss)			153			153		153	(6)
Net income				2,935		2,935	6	2,941	8
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(1,324)	(1,324)		(1,324)
Other transactions impacting noncontrolling interests							(7)	(7)	(3)
Balance at June 30, 2020	$4	$28,699	$(788)	$23,052	$(3,601)	$47,366	$5	$47,371	$34

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2021	2020
Cash Flows from Operating Activities
Net income	$2,647	$2,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,446	1,387
Realized investment (gains) losses, net	(60)	50
Deferred income tax (benefit)	(80)	(259)
Debt extinguishment costs	141	199
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(3,233)	(2,121)
Inventories	124	(50)
Deferred policy acquisition costs	(117)	(177)
Reinsurance recoverable and Other assets	(416)	28
Insurance liabilities	677	483
Pharmacy and other service costs payable	1,123	1,655
Accounts payable and Accrued expenses and other liabilities	(1,643)	630
Other, net	188	387
NET CASH PROVIDED BY OPERATING ACTIVITIES	797	5,161
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	852	1,638
Investment maturities and repayments:
Debt securities and equity securities	672	765
Commercial mortgage loans	96	10
Other sales, maturities and repayments (primarily short-term and other long-term investments)	897	664
Investments purchased or originated:
Debt securities and equity securities	(1,999)	(2,150)
Commercial mortgage loans	(129)	(13)
Other (primarily short-term and other long-term investments)	(1,136)	(934)
Property and equipment purchases, net	(500)	(523)
Acquisitions, net of cash acquired	(1,836)	—
Other, net	59	37
NET CASH (USED IN) INVESTING ACTIVITIES	(3,024)	(506)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	96	529
Withdrawals and benefit payments from contractholder deposit funds	(96)	(483)
Net change in short-term debt	472	445
Payments for debt extinguishment	(136)	(212)
Repayment of long-term debt	(4,578)	(4,798)
Net proceeds on issuance of long-term debt	4,260	3,465
Repurchase of common stock	(3,710)	(1,324)
Issuance of common stock	290	229
Common stock dividend paid	(687)	(15)
Other, net	(24)	34
NET CASH (USED IN) FINANCING ACTIVITIES	(4,113)	(2,130)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(27)	(15)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,367)	2,510
Cash, cash equivalents and restricted cash January 1, (1)	10,245	5,411
Cash, cash equivalents and restricted cash, June 30,	3,878	7,921
Cash reclassified to assets of business held for sale	—	(418)
Cash, cash equivalents and restricted cash June 30, per Consolidated Balance Sheets (2)	$3,878	$7,503
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,473	$190
Interest paid	$639	$743
(1)Includes $743 million reported in Assets of business held for sale as of January 1, 2020. See table below for Cash, cash equivalents and restricted cash reconciliation.
(2)See table below for Cash, cash equivalents and restricted cash reconciliation as of June 30, 2021 and 2020.

The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the Consolidated Balance Sheets to the totals above:

	Unaudited
	As of June 30,
(In millions)	2021	2020
Cash and cash equivalents	$3,821	$7,185
Restricted cash and cash equivalents, included in other long-term investments	57	318
Total cash, cash equivalents and restricted cash and cash equivalents	$3,878	$7,503

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care simple, affordable and predictable. Our subsidiaries offer a differentiated set of pharmacy, medical, dental and related products and services.
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
The Company provides details of its reporting segments and recent changes below:
In connection with the sale of the U.S. Group Disability and Life business on December 31, 2020, the remainder of our operations previously referred to as "Group Disability and Other" in our 2020 Form 10-K is now referred to as "Other Operations". There were no changes to the underlying business included in this category. Our business that offers group voluntary products and services was not sold to New York Life Insurance Company ("New York Life") and results of this business are reported in the U.S. Medical segment.
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
Evernorth includes a broad range of coordinated and point solution health services capabilities, as well as those from partners across the health care system, in pharmacy solutions, benefits management solutions, care solutions and intelligence solutions, which are provided to health plans, employers, government organizations and health care providers.
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

Recent Accounting Pronouncements
The Company's 2020 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted our financial statements or may impact them in the future. There have been no updates to accounting guidance not yet adopted or recently issued accounting pronouncements that have occurred since the Company filed its 2020 Form 10-K. There were no new accounting standards adopted as of June 30, 2021 that had a material impact to our financial statements.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	June 30, 2021	December 31, 2020
Noninsurance customer receivables	$6,620	$5,534
Pharmaceutical manufacturers receivable	6,123	4,676
Insurance customer receivables	2,429	1,789
Other receivables	290	192
Total	$15,462	$12,191

These receivables are reported net of our allowances of $1.5 billion as of June 30, 2021 and $1.2 billion as of December 31, 2020. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $57 million as of June 30, 2021 and $65 million as of December 31, 2020.

Note 4 – Mergers, Acquisitions and Divestitures
A.Acquisition of MDLIVE
On April 19, 2021, Cigna acquired 97% of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform. Combined with Cigna's previous held equity investment, Cigna now owns 100% of MDLIVE. As a result of the acquisition, Cigna recorded a realized gain on its existing equity investment. The acquisition of MDLIVE will enable Cigna's Evernorth segment to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers.

The purchase price of $2.0 billion consisted of cash consideration. In accordance with GAAP, the total consideration transferred has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values and may change as additional information becomes available over the next several months. The estimated fair values of assets acquired and liabilities assumed as of the closing date were as follows:

(In millions)
Goodwill	$1,437
Acquired intangible assets	627
Tangible assets acquired net of liabilities assumed	19
Total consideration transferred	2,083
Less: Fair value to Cigna's previously held equity interest	(55)
Total purchase price	$2,028

Most of the goodwill is assigned to the Evernorth segment ($1.3 billion), with the remainder assigned to the U.S. Medical segment. Goodwill is not deductible for federal income tax purposes. The acquired intangible assets primarily consist of customer relationships ($577 million) as well as internal-use software, provider networks and a trade name. The fair value of the customer relationships and the amortization period were determined using an income approach that relies heavily on projected future net cash flows including key assumptions for customer attrition, margins and discount rates. The customer relationship intangible asset is amortized over a period of 17 years on an accelerated basis, reflecting the pattern in which Cigna expects to receive the benefits of the related cash flows.

The results of MDLIVE have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues from MDLIVE and their results of operations were not material to Cigna's consolidated results of operations for the three or six months ended June 30, 2021. The pro forma effects of this acquisition for current and prior periods were not material to our consolidated results of operations.

B.Divestiture of U.S. Group Disability and Life business
On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business to New York Life Insurance Company for cash proceeds of $6.2 billion. The Company recognized a gain of $4.2 billion pre-tax ($3.2 billion after-tax), which included recognition of previously unrealized capital gains on investments sold.
C.Integration and Transaction-related Costs
In the first six months of 2021, the Company incurred costs related to the acquisition of MDLIVE, the terminated merger with Anthem, Inc. (“Anthem”) and the sale of the U.S. Group Disability and Life business. In the first six months of 2020, the Company incurred costs related to the acquisition and integration of Express Scripts Holding Company ("Express Scripts"), the terminated merger with Anthem, the sale of the U.S. Group Disability and Life insurance business and other transactions. These costs were $16 million pre-tax ($14 million after-tax) for the three months and $45 million pre-tax ($36 million after-tax) for the six months ended June 30, 2021, compared with $130 million pre-tax ($99 million after-tax) for the three months and $227 million pre-tax ($173 million after-tax) for the six months ended June 30, 2020. These costs consisted primarily of certain projects to integrate or separate the Company’s systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.

Note 5 – Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2021			June 30, 2020
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,467		$1,467	$1,754		$1,754
Shares:
Weighted average	341,479		341,479	367,396		367,396
Common stock equivalents		3,450	3,450		3,301	3,301
Total shares	341,479	3,450	344,929	367,396	3,301	370,697
EPS	$4.30	$(0.05)	$4.25	$4.77	$(0.04)	$4.73

	Six Months Ended
	June 30, 2021			June 30, 2020
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$2,628		$2,628	$2,935		$2,935
Shares:
Weighted average	344,845		344,845	368,918		368,918
Common stock equivalents		3,589	3,589		3,750	3,750
Total shares	344,845	3,589	348,434	368,918	3,750	372,668
EPS	$7.62	$(0.08)	$7.54	$7.96	$(0.08)	$7.88

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Anti-dilutive options	1.5	4.0	1.5	4.0

The Company held approximately 52.2 million shares of common stock in treasury at June 30, 2021, 35.5 million shares as of December 31, 2020 and 20.8 million shares as of June 30, 2020.

Note 6 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	June 30, 2021	December 31, 2020
Short-term debt
$78 million, 6.37% Notes due 6/2021	$—	$78
$1,000 million, Floating Rate Notes due 9/2021	—	999
$1,250 million, 3.4% Notes due 9/2021	—	1,249
Commercial paper	1,512	1,030
Other, including finance leases	20	18
Total short-term debt	$1,532	$3,374
Long-term debt
$277 million, 4% Notes due 2022	$—	$276
$973 million, 3.9% Notes due 2022	—	972
$500 million, 3.05% Notes due 2022	493	490
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	63
$700 million, Floating Rate Notes due 2023	699	698
$1,000 million, 3% Notes due 2023	980	975
$1,187 million, 3.75% Notes due 2023	1,184	2,181
$500 million, 0.613% Notes due 2024	498	—
$1,000 million, 3.5% Notes due 2024	980	977
$900 million, 3.25% Notes due 2025	896	896
$2,200 million, 4.125% Notes due 2025	2,192	2,191
$1,500 million, 4.5% Notes due 2026	1,504	1,505
$800 million, 1.25% Notes due 2026	796	—
$1,500 million, 3.4% Notes due 2027	1,416	1,410
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	596	595
$3,800 million, 4.375% Notes due 2028	3,781	3,780
$1,500 million, 2.4% Notes due 2030	1,490	1,489
$1,500 million, 2.375% Notes due 2031 (1)	1,507	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038 (1)	2,191	2,180
$750 million, 3.2% Notes due 2040	743	742
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	490
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,967	2,966
$1,250 million, 3.4% Notes due 2050	1,235	1,235
$1,500 million , 3.4% Notes due 2051	1,476	—
Other, including finance leases	31	36
Total long-term debt	$31,606	$29,545
(1)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 9 for further information about the Company's interest rate risk management and these derivative instruments.

Debt Issuance and Redemption. In order to decrease future interest expense, mitigate future refinancing risk and raise proceeds for general corporate purposes, the Company entered into the following transactions during the six months ended June 30, 2021:
•Debt issuance: On March 3, 2021, the Company issued $4.3 billion of new senior notes. The proceeds of this issuance were mainly used to redeem outstanding debt securities. The remaining proceeds are available for general corporate purposes. Interest on this debt is paid semi-annually.
•

Principal	Maturity Date	Interest Rate	Net Proceeds
$500 million	March 15, 2024	0.613%	$499 million
$800 million	March 15, 2026	1.250%	$797 million
$1,500 million	March 15, 2031	2.375%	$1,492 million
$1,500 million	March 15, 2051	3.400%	$1,479 million
•Debt redemption: During the first six months of 2021, the Company completed the redemption of a total of $4.5 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $141 million ($110 million after-tax), consisting primarily of premium payments.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of June 30, 2021, there were no outstanding balances under these revolving credit agreements.
In April 2021, Cigna entered into a $3.0 billion five-year revolving credit and letter of credit agreement that matures in April 2026 and a $1.0 billion three-year revolving credit agreement that matures in April 2024, which are diversified among 23 banks and replaced the five-year revolving credit and letter of credit agreement that was scheduled to mature in April 2023. Under the current agreements, Cigna can borrow up to $3.0 billion and $1.0 billion, respectively, for general corporate purposes, with up to $500 million available under the five-year facility for issuance of letters of credit. The revolving credit agreements also include an option to extend the termination date for an additional one-year period, subject to consent of the banks.
Additionally, in April 2021, Cigna entered into a $1.0 billion 364-day revolving credit agreement that will mature in April 2022 and is diversified among 23 banks. This agreement replaced the prior $1.0 billion 364-day revolving credit agreement that was scheduled to expire in October 2021. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to “term out” any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
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

Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker dealers at any time not to exceed an aggregate amount of $4.25 billion as of June 30, 2021. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. In July 2021, our commercial paper program size was increased to $5.0 billion.
The Company was in compliance with its debt covenants as of June 30, 2021.

Note 7 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company’s insurance and contractholder liabilities were comprised of the following:

	June 30, 2021			December 31, 2020			June 30, 2020
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$357	$6,765	$7,122	$350	$6,823	$7,173	$7,689
Future policy benefits	314	9,217	9,531	327	9,317	9,644	9,945
Unearned premiums	511	401	912	485	394	879	930
Unpaid claims and claim expenses
U.S. Medical	3,726	19	3,745	3,166	18	3,184	2,959
Other segments	942	263	1,205	980	292	1,272	6,150
Total							27,673
Insurance and contractholder liabilities classified as Liabilities of business held for sale (1)							(6,549)
Total insurance and contractholder liabilities	$5,850	$16,665	$22,515	$5,308	$16,844	$22,152	$21,124
(1)Amounts classified as Liabilities of business held for sale primarily include $5.1 billion of unpaid claims, $758 million of contractholder deposit funds and $644 million of future policy benefits as of June 30, 2020.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $3.4 billion at June 30, 2021 and $2.7 billion at June 30, 2020.
Activity, net of intercompany transactions, in the unpaid claims liability for the U.S. Medical segment for the six months ended June 30 was as follows:

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020
Beginning balance	$3,184	$2,892
Less: Reinsurance and other amounts recoverable	224	303
Beginning balance, net	2,960	2,589
Incurred costs related to:
Current year	14,796	12,212
Prior years	(181)	(130)
Total incurred	14,615	12,082
Paid costs related to:
Current year	11,451	9,585
Prior years	2,572	2,284
Total paid	14,023	11,869
Ending balance, net	3,552	2,802
Add: Reinsurance and other amounts recoverable	193	157
Ending balance	$3,745	$2,959
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

Variances in incurred costs related to prior years’ unpaid claims and claim expenses that resulted from the differences between actual experience and the Company’s key assumptions for the six months ended June 30 were as follows:

	Six Months Ended
(Dollars in millions)	June 30, 2021		June 30, 2020
	$	%(1)	$	%(2)
Actual completion factors	$55	0.2%	$50	0.2%
Medical cost trend	126	0.5	80	0.3
Total favorable variance	$181	0.7%	$130	0.5%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2020.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2019.
Favorable prior year development in both years reflects utilization of medical services that is lower than our estimates used to establish prior year reserves.
C.Unpaid Claims and Claim Expenses – International Markets and Other Operations
Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	June 30, 2021	June 30, 2020
Other Operations
Group Disability and Life	$—	$5,165
Other Operations	284	160
Total Other Operations	284	5,325
International Markets	921	825
Unpaid claims and claim expenses Other Operations and International Markets	$1,205	$6,150
Activity in the Company’s liabilities for unpaid claims and claim expenses for International Markets and, prior to the sale, Group Disability and Life (see Note 4 for further information), is presented in the following table. Prior to the sale, the majority of the liability related to disability claims with long tailed payouts. See Note 9C to the Consolidated Financial Statements included in our 2020 Form 10-K for additional discussion of these disability reserves that are now sold. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020 (1)
Beginning balance	$963	$5,816
Less: Reinsurance	59	184
Beginning balance, net	904	5,632
Incurred claims related to:
Current year	1,421	2,829
Prior years:
Interest accretion	—	81
All other incurred	(51)	(8)
Total incurred	1,370	2,902
Paid claims related to:
Current year	922	1,357
Prior years	467	1,353
Total paid	1,389	2,710
Foreign currency	(21)	(14)
Ending balance, net	864	5,810
Add: Reinsurance	57	180
Ending balance	$921	$5,990
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
A.Reinsurance Recoverables
The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below are $227 million of current reinsurance recoverables that are reported in Other current assets as of June 30, 2021; as of December 31, 2020 there was $217 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables as of June 30, 2021 are presented in the following table by range of external credit rating and collateral level.

(in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss(3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$—	$182	$182
Lower-medium grade (2)	—	—	64	64
Not rated	93	—	44	137
Total recoverables related to ongoing operations	93	—	290	383
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,987	—	2,987
Berkshire	292	382	—	674
Prudential Retirement Insurance and Annuity	594	—	—	594
Life Insurance Company of North America	—	457	—	457
Other	226	17	18	261
Not rated	—	13	3	16
Total recoverables related to acquisition, disposition or runoff activities	1,112	3,856	21	4,989
Total	$1,205	$3,856	$311	$5,372
Allowance for uncollectible reinsurance				(31)
Total reinsurance recoverables				$5,341
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
The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables.

B.Effects of Reinsurance
In the Company’s Consolidated Statements of Income, Premiums were reported net of amounts ceded to reinsurers and Medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Total ceded premiums	$134	$117	$284	$245
Total reinsurance recoveries	$133	$102	$281	$280

C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at June 30, 2021.
GMDB is accounted for as assumed and ceded reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below. GMIB assets are reported in Other current assets and Other assets and GMIB liabilities are reported in Accrued expenses and other liabilities and Other non-current liabilities. Assumptions used in fair value measurement for these assets and liabilities are discussed in Note 10 of the Company's 2020 Form 10-K.
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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2021	December 31, 2020
Account value	$9,835	$9,523
Net amount at risk	$1,450	$1,570
Number of contractholders (estimated)	175,000	185,000

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

GMIB liabilities totaling $604 million as of June 30, 2021 and $729 million as of December 31, 2020 are classified as Level 3 because fair value inputs are largely unobservable. There were three reinsurers covering 100% of the GMIB exposures as of June 30, 2021 and December 31, 2020 as follows:

(In millions)
Line of Business	Reinsurer	June 30, 2021	December 31, 2020	Collateral and Other Terms at June 30, 2021
GMIB	Berkshire	$295	$353	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	177	215
	Liberty Re (Bermuda) Ltd.	159	190	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$631	$758
All reinsurers are rated A- equivalent and higher by an NRSRO.
Amounts included in shareholders’ net income for GMIB assets and liabilities were not material for the three and six months ended June 30, 2021 or June 30, 2020.
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

The following table summarizes the Company's investments by category and current or long-term classification:

	June 30, 2021			December 31, 2020
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$904	$17,258	$18,162	$959	$17,172	$18,131
Equity securities	—	530	530	—	501	501
Commercial mortgage loans	52	1,399	1,451	13	1,406	1,419
Policy loans	—	1,341	1,341	—	1,351	1,351
Other long-term investments	—	3,094	3,094	—	2,832	2,832
Short-term investments	349	—	349	359	—	359
Total	$1,305	$23,622	$24,927	$1,331	$23,262	$24,593

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at June 30, 2021:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$939	$945
Due after one year through five years	5,431	5,682
Due after five years through ten years	5,873	6,297
Due after ten years	3,947	4,761
Mortgage and other asset-backed securities	472	477
Total	$16,662	$18,162
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2021
Federal government and agency	$288	$—	$107	$—	$395
State and local government	149	—	18	—	167
Foreign government	2,284	—	238	(22)	2,500
Corporate	13,469	(24)	1,234	(56)	14,623
Mortgage and other asset-backed	472	(12)	21	(4)	477
Total	$16,662	$(36)	$1,618	$(82)	$18,162
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,307	$(4)	$727	$(7)	$3,023
December 31, 2020
Federal government and agency	$334	$—	$122	$—	$456
State and local government	150	—	17	—	167
Foreign government	2,201	—	318	(8)	2,511
Corporate	13,108	(19)	1,506	(33)	14,562
Mortgage and other asset-backed	427	(7)	27	(12)	435
Total	$16,220	$(26)	$1,990	$(53)	$18,131
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,282	$(5)	$838	$(3)	$3,112
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
The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. Our allowance for credit losses on debt securities was not material as of June 30, 2021 and December 31, 2020.

	June 30, 2021				December 31, 2020
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$2,178	$2,239	$(61)	680	$1,026	$1,045	$(19)	300
Below investment grade	$439	$451	$(12)	512	$381	$405	$(24)	232
More than one year
Investment grade	$53	$55	$(2)	12	$18	$18	$—	6
Below investment grade	$147	$154	$(7)	32	$90	$100	$(10)	33
Total	$2,817	$2,899	$(82)	1,236	$1,515	$1,568	$(53)	571

Equity Securities
The following table provides the values of the Company's equity security investments as of June 30, 2021 and December 31, 2020. The amount of impairments or value changes resulting from observable price changes on equity securities still held was not material to the financial statements as of June 30, 2021 or December 31, 2020.

	June 30, 2021		December 31, 2020
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$203	$208	$180	$202
Equity securities with no readily determinable fair value	$232	$283	$225	$255
Hybrid equity securities	$58	$39	$58	$44
Total	$493	$530	$463	$501

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

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Loan-to-value and debt service coverage ratio are the two most significant contributors to the credit quality ratings that the Company uses to evaluate and monitor credit risk in its commercial mortgage loan portfolio. The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio as of June 30, 2021 and December 31, 2020:

(Dollars in millions)	June 30, 2021			December 31, 2020
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$592	2.18		$533	2.28
60% to 79%	735	1.80		751	2.08
80% to 100%	130	1.47		141	1.33
Allowance for credit losses	(6)			(6)
Total	$1,451	1.93	60%	$1,419	2.08	61%
All commercial mortgage loans in the Company's portfolio are current as of June 30, 2021 and December 31, 2020.

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

Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Additionally, statutory and other restricted deposits and foreign currency swaps carried at fair value are reported in the table below as Other. The following table provides the carrying value information for these investments:

	Carrying value as of
(In millions)	June 30, 2021	December 31, 2020
Real estate investments	$1,078	$951
Securities partnerships	1,853	1,737
Other	163	144
Total	$3,094	$2,832

B.Derivative Financial Instruments
The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities. The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates and to hedge the interest rate risk of its long-term debt. The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives as discussed in Note 8. Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.
Derivative instruments used by the Company typically include foreign currency and interest rate swap contracts and foreign currency forward contracts. Swap contracts periodically exchange cash flows between fixed and variable interest rates or between two currencies for principal and interest. Foreign currency forward contracts require the Company to purchase a foreign currency in exchange for the functional currency of its operating unit at a future date.

The Company manages the credit risk of these derivative instruments by diversifying its portfolio among approved dealers of high credit quality and through routine monitoring of credit risk exposures. While certain centrally-cleared derivative instruments require the posting of cash as an upfront margin, certain of the Company’s over-the-counter derivative instruments require either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position of the derivative instrument and predefined financial strength or credit rating thresholds. These collateral posting requirements vary by counterparty. The Company may incur a loss if dealers failed to perform under derivative contracts; however, collateral has been posted by dealers to cover substantially all of the net fair values owed at June 30, 2021 and December 31, 2020. The fair value of margin and collateral posted by the Company was not significant as of June 30, 2021 or December 31, 2020.

The gross fair values of our derivative financial instruments are presented in Note 10. The following table summarizes the types and notional quantity of derivative instruments held by the Company. As of June 30, 2021 and December 31, 2020, the effects of these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from Accumulated other comprehensive income into Shareholders' net income, as well as amounts excluded from the assessment of hedge effectiveness.

		Notional Value as of
(In millions)		June 30, 2021	December 31, 2020
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$1,040	$925
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$750	$—
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros, Korean Won and Taiwan Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$526
	Foreign currency forward contracts	$686	$636
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$643	$538
Economic hedge: To hedge against the foreign exchange depreciation of certain foreign subsidiary earnings denominated in South Korean Won. The notional value of hedging instruments aligns with the U.S. dollar equivalent of hedged foreign-denominated earnings.	Average rate option contracts	$269	$—
The Company implemented two new hedging strategies during the second quarter of 2021 that are described in the above table and are accounted for as follows:
• Fair value hedges of the interest rate exposure on the Company’s long-term debt: Using fair value hedge accounting, the fair values of the swap contracts are reported in Other assets, or Other liabilities. The critical terms of these swaps match those of the long-term debt being hedged. As a result, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by the Secured Overnight Financing Rate ("SOFR"). The effects of those adjustments on interest expense are offset by the effects of corresponding changes in the swaps' fair value. The net impact from the hedge reported in Interest expense and other reflects interest expense on the hedged debt at the variable interest rate. Cash flows relating to these contracts are reported in Operating activities.

• Economic hedge against the depreciation of foreign subsidiary earnings due to changes in the quarterly average exchange rate: Fair values of average rate option contracts are reported in Other assets. Because hedge accounting is not applied, changes in fair value are reported currently in earnings in Fees and other revenues. Cash flows relating to these contracts are reported in Operating activities.

As there have been no other changes to the types of derivative financial instruments the Company uses, refer to the Company’s 2020 Form 10-K for further discussion on our accounting policy.

C.Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$60	$33	$70	$9
Credit loss (expense) recoveries	(1)	6	(10)	(49)
Other investment asset write-downs	—	(1)	—	(10)
Net realized investment gains (losses), before income taxes	$59	$38	$60	$(50)
Net realized investment gains, excluding credit loss expense and asset write-downs for the six months ended June 30, 2021 was primarily driven by mark-to-market gains on equity securities and gains on the sales of real estate partnerships, partially offset by mark-to-market losses on derivatives. This activity for the six months ended June 30, 2020 primarily represent gains on sales of debt securities, partially offset by mark-to-market losses on derivatives and equity securities. Credit loss (expense) recoveries on invested assets reflect credit losses incurred on debt securities primarily relating to issuers in certain industries that have been impacted by the global COVID-19 pandemic. Realized gains and losses on equity securities still held at June 30, 2021 and 2020 were not material.

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

For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 12 "Fair Value Measurements" to the Company's 2020 Form 10-K.

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of June 30, 2021 and December 31, 2020 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020	As of June 30, 2021	As of December 31, 2020
Financial assets at fair value
Debt securities
Federal government and agency	$155	$207	$240	$249	$—	$—	$395	$456
State and local government	—	—	167	167	—	—	167	167
Foreign government	—	—	2,487	2,498	13	13	2,500	2,511
Corporate	—	—	13,956	13,878	667	684	14,623	14,562
Mortgage and other asset-backed	—	—	334	309	143	126	477	435
Total debt securities	155	207	17,184	17,101	823	823	18,162	18,131
Equity securities (1)	50	50	166	165	31	31	247	246
Short-term investments	—	—	348	325	—	—	348	325
Derivative assets (2)	—	—	72	72	—	—	72	72
Financial liabilities at fair value
Derivative liabilities	$—	$—	$45	$108	$—	$—	$45	$108
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)Derivative assets above include $1 million that are presented in the Short-term investments category disclosed in Note 9. See Note 9 for more information on our Derivative Financial Instruments.

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

Quantitative Information about Unobservable Inputs
The significant unobservable input used to value our corporate and government debt securities and mortgage and other asset-backed securities is an adjustment for liquidity. This adjustment is needed to reflect current market conditions and issuer circumstances when there is limited trading activity for the security. The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities as of June 30, 2021 and December 31, 2020. The range and weighted average basis point (“bps”) amounts for liquidity reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	June 30, 2021	December 31, 2020	Unobservable input June 30, 2021	June 30, 2021		December 31, 2020
Debt securities
Corporate and government debt securities	$680	$696	Liquidity	60 - 1720 (510)	bps	60 - 1370 (470)	bps
Mortgage and other asset-backed securities	143	126	Liquidity	60 - 390 (90)	bps	60 - 380 (80)	bps
Securities not priced by the Company (1)	—	1
Total Level 3 debt securities	$823	$823
(1)The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2021 and 2020. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Debt and Equity Securities
Beginning balance	$903	$766	$854	$555
Total gains (losses) included in shareholders’ net income	(1)	17	(11)	5
Gains (losses) included in other comprehensive income	7	12	(9)	(59)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	1	7	(7)	(3)
Purchases, sales and settlements
Purchases	42	2	71	64
Sales	—	—	—	(12)
Settlements	(9)	(5)	(25)	(7)
Total purchases, sales and settlements	33	(3)	46	45
Transfers into/(out of) Level 3
Transfers into Level 3	37	179	123	527
Transfers out of Level 3	(126)	(118)	(142)	(210)
Total transfers into/(out of) Level 3	(89)	61	(19)	317
Ending balance	$854	$860	$854	$860
Total gains (losses) included in Shareholders’ net income attributable to instruments held at the reporting date	$(1)	$16	$(12)	$(1)
Change in unrealized gains or losses included in Other comprehensive income for assets held at the end of the reporting period	$7	$12	$(9)	$(54)
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
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty, and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases, and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2021 and 2020 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. Transfers into and out of Level 3 were higher in 2020 due to significant fluctuations in unobservable inputs experienced as a result of the uncertainty over the economic impacts related to COVID-19. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company’s Consolidated Statements of Income and Cash Flows.

Fair values of Separate account assets at June 30, 2021 and December 31, 2020 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Guaranteed separate accounts (See Note 15)	$231	$226	$287	$297	$—	$—	$518	$523
Non-guaranteed separate accounts (1)	2,013	1,925	5,592	5,600	373	355	7,978	7,880
Subtotal	$2,244	$2,151	$5,879	$5,897	$373	$355	8,496	8,403
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							765	683
Separate account assets per Consolidated Balance Sheets							$9,261	$9,086
(1)Non-guaranteed separate accounts included $4.4 billion as of June 30, 2021 and $4.2 billion as of December 31, 2020 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of June 30, 2021 and December 31, 2020.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2021 or 2020.
Separate account investments in securities partnerships, real estate and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient) including changes in the fair values of its underlying investments. Substantially all of these assets support the Cigna Pension Plans. The following table provides additional information on these investments:

	Fair Value as of		Unfunded Commitment as of June 30, 2021	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	June 30, 2021	December 31, 2020
Securities partnerships	$483	$463	$270	Not applicable	Not applicable
Real estate funds	278	215	23	Quarterly	30 - 90 days
Hedge funds	4	5	—	Up to annually, varying by fund	30 - 90 days
Total	$765	$683	$293
As of June 30, 2021, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable, and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions such as when investments become impaired, including investment real estate and commercial mortgage loans and certain equity securities with no readily determinable fair value. For the six months ended June 30, 2021 and 2020, there were no such impairments. Equity securities with no readily determinable fair value are also measured at fair value when there are observable price changes from orderly transactions with the same issuer. Realized investment gains and losses from these observable price changes for the six months ended June 30, 2021 and June 30, 2020 were not material. Carrying values represented less than 1% of total investments as of both June 30, 2021 and June 30, 2020.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2021 and December 31, 2020. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	June 30, 2021		December 31, 2020
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,494	$1,451	$1,456	$1,419
Long-term debt, including current maturities, excluding finance leases	Level 2	$36,076	$31,575	$37,676	$31,835

Note 11 – Variable Interest Entities
We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined it was not a primary beneficiary in any material variable interest entity as of June 30, 2021 or December 31, 2020. The Company’s involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2020. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2020 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)
AOCI includes unrealized appreciation on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (See Note 9), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company’s share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Securities and Derivatives
Beginning balance	$627	$547	$900	$975
Appreciation (depreciation) on securities and derivatives	170	920	(172)	340
Tax (expense) benefit	(40)	(196)	25	(69)
Net appreciation (depreciation) on securities and derivatives	130	724	(147)	271
Reclassification adjustment for (gains) losses included in Shareholders' net income (Net realized investment (gains) losses)	(11)	(19)	(6)	13
Reclassification adjustment for tax expense (benefit) included in Shareholders’ net income	3	4	2	(3)
Net (gains) losses reclassified from AOCI to Shareholders' net income	(8)	(15)	(4)	10
Other comprehensive income (loss), net of tax	122	709	(151)	281
Ending balance	$749	$1,256	$749	$1,256

Translation of foreign currencies
Beginning balance	$(130)	$(446)	$(15)	$(275)
Translation of foreign currencies	16	65	(98)	(95)
Tax (expense) benefit	—	5	(5)	(10)
Other comprehensive income (loss), net of tax	16	70	(103)	(105)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(1)	(2)	(5)	(6)
Shareholders' other comprehensive income (loss), net of tax	17	72	(98)	(99)
Ending balance	$(113)	$(374)	$(113)	$(374)

Postretirement benefits liability
Beginning balance	$(1,728)	$(1,628)	$(1,746)	$(1,641)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	19	18	39	36
Reclassification adjustment for settlement (Interest expense and other)	1	—	4	—
Reclassification adjustment for tax expense (benefit) included in Shareholders’ net income	(5)	(4)	(10)	(9)
Net adjustments reclassified from AOCI to Shareholders' net income	15	14	33	27
Valuation update	—	(73)	—	(73)
Tax (expense) benefit	—	17	—	17
Net change due to valuation update	—	(56)	—	(56)
Other comprehensive income (loss), net of tax	15	(42)	33	(29)
Ending balance	$(1,713)	$(1,670)	$(1,713)	$(1,670)

Note 13 – Leases
Operating and finance lease Right-of-Use (“ROU”) assets and lease liabilities were as follows:

(In millions)	June 30, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$508	$552

Accrued expenses and other liabilities	$149	$152
Other non-current liabilities	449	491
Total operating lease liabilities	$598	$643

Finance leases:
Property and equipment, gross	$89	$98
Accumulated depreciation	(40)	(46)
Property and equipment, net	$49	$52

Short-term debt	$20	$18
Long-term debt	31	36
Total finance lease liabilities	$51	$54
Note 14 – Income Taxes
Income Tax Expense
The 22.4% effective tax rate for the six months ended June 30, 2021 was higher than the 20.0% rate for the same period in 2020. This increase is primarily attributable to the absence of favorable items which reduced the rate in 2020, including settlements of uncertain tax positions and the remeasurement of deferred state income taxes due to changes in statutory rates and adjustments in apportionment factors; partially offset by the elimination of the nondeductible health insurer tax in 2021.
Note 15 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2021, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $450 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2021. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2021 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of June 30, 2021.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the six months ended June 30, 2021.
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
Litigation Matters
Risk Corridors and CSR Litigation with the Federal Government. As a result of a Supreme Court decision in April 2020, the Company filed suit in early May 2020 against the United States in the U.S. Court of Federal Claims seeking to recover two types of payments the Federal Government owes Cigna under the risk corridors and cost-sharing reduction (“CSR”) programs of The Patient Protection and Affordable Care Act. In aggregate, the complaint sought to recover more than $315 million: $120 million in risk corridors payments and more than $195 million in CSR payments. We received $120 million in payments in September 2020, which resolved our risk corridors claim. Our claim seeking recovery for CSR payments remains pending.
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
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. The current scheduling order runs through the completion of summary judgment briefing in November 2021. There is no tentative trial date.
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
The Company uses "pre-tax adjusted income from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income from operations as income before taxes excluding net realized investment results, amortization of acquired intangible assets and special items. Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and Cigna's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business.
The following tables present the special items recorded by the Company for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax
Debt extinguishment costs	$9	$10	$11	$14	$110	$141	$151	$199
Integration and transaction-related costs (Selling, general and administrative expenses)	14	16	99	130	36	45	173	227
Charges associated with litigation matters (Selling, general and administrative expenses)	—	—	—	—	(21)	(27)	19	25
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	—	—	—	—	24	31
Contractual adjustment for a former client (Pharmacy revenues)	—	—	—	—	—	—	(66)	(87)
Total impact from special items	$23	$26	$110	$144	$125	$159	$301	$395

Summarized segment financial information was as follows:

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2021
Revenues from external customers	$31,553	$9,689	$1,527	$52	$—	$42,821
Inter-segment revenues	1,034	595	—	—	(1,629)
Net investment income	5	172	55	77	1	310
Total revenues	32,592	10,456	1,582	129	(1,628)	43,131
Net realized investment results from certain equity method investments	—	—	(24)	—	—	(24)
Adjusted revenues	$32,592	$10,456	$1,558	$129	$(1,628)	$43,107
Income (loss) before taxes	$929	$1,060	$260	$19	$(370)	$1,898
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(6)	—	(5)	—	—	(11)
Net realized investment (gains) losses	2	(49)	(30)	(6)	—	(83)
Amortization of acquired intangible assets	488	6	9	—	—	503
Special items
Debt extinguishment costs	—	—	—	—	10	10
Integration and transaction-related costs	—	—	—	—	16	16
Pre-tax adjusted income (loss) from operations	$1,413	$1,017	$234	$13	$(344)	$2,333

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2020
Revenues from external customers	$27,714	$8,684	$1,466	$1,178	$—	$39,042
Inter-segment revenues	885	504	—	6	(1,395)
Net investment income	3	49	26	144	1	223
Total revenues	28,602	9,237	1,492	1,328	(1,394)	39,265
Net realized investment results from certain equity method investments	—	—	(60)	—	—	(60)
Adjusted revenues	$28,602	$9,237	$1,432	$1,328	$(1,394)	$39,205
Income (loss) before taxes	$771	$1,543	$390	$129	$(544)	$2,289
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(3)	—	(5)	—	—	(8)
Net realized investment (gains) losses	—	(26)	(73)	1	—	(98)
Amortization of acquired intangible assets	481	6	7	2	—	496
Special items
Debt extinguishment costs	—	—	—	—	14	14
Integration and transaction-related costs	—	—	—	—	130	130
Pre-tax adjusted income (loss) from operations	$1,249	$1,523	$319	$132	$(400)	$2,823

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Six Months Ended June 30, 2021
Revenues from external customers	$60,972	$19,291	$3,026	$112	$—	$83,401
Inter-segment revenues	2,232	1,105	—	—	(3,337)
Net investment income	8	422	114	156	1	701
Total revenues	63,212	20,818	3,140	268	(3,336)	84,102
Net realized investment results from certain equity method investments	—	—	(10)	—	—	(10)
Adjusted revenues	$63,212	$20,818	$3,130	$268	$(3,336)	$84,092
Income (loss) before taxes	$1,678	$2,069	$486	$35	$(857)	$3,411
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(11)	—	(12)	—	—	(23)
Net realized investment (gains) losses (1)	4	(79)	3	2	—	(70)
Amortization of acquired intangible assets	965	14	19	—	—	998
Special items
Debt extinguishment costs	—	—	—	—	141	141
Integration and transaction-related costs	—	—	—	—	45	45
Charges associated with litigation matters	—	—	—	—	(27)	(27)
Pre-tax adjusted income (loss) from operations	$2,636	$2,004	$496	$37	$(698)	$4,475

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Six Months Ended June 30, 2020
Revenues from external customers	$53,970	$17,952	$2,886	$2,350	$—	$77,158
Inter-segment revenues	1,859	970	—	11	(2,840)
Net investment income	28	175	66	306	1	576
Total revenues	55,857	19,097	2,952	2,667	(2,839)	77,734
Net realized investment results from certain equity method investments	—	—	(50)	—	—	(50)
Special item related to contractual adjustment for a former client	(87)	—	—	—	—	(87)
Adjusted revenues	$55,770	$19,097	$2,902	$2,667	$(2,839)	$77,597
Income (loss) before taxes	$1,465	$2,683	$624	$201	$(1,287)	$3,686
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(7)	—	(10)	—	—	(17)
Net realized investment (gains) losses (1)	—	22	(27)	5	—	—
Amortization of acquired intangible assets	960	17	14	3	—	994
Special items
Debt extinguishment costs	—	—	—	—	199	199
Integration and transaction-related costs	—	—	—	—	227	227
Charges associated with litigation matters	—	—	—	—	25	25
Charge for organizational efficiency plan	—	—	—	—	31	31
Contractual adjustment for a former client	(87)	—	—	—	—	(87)
Pre-tax adjusted income (loss) from operations	$2,331	$2,722	$601	$209	$(805)	$5,058
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Products (Pharmacy revenues) (ASC 606)
Network revenues	$15,414	$13,090	$29,593	$25,232
Home delivery and specialty revenues	13,014	12,183	25,472	23,897
Other	1,619	1,291	3,007	2,533
Total pharmacy revenues	$30,047	$26,564	$58,072	$51,662
Insurance premiums (ASC 944)
U.S. Medical premiums
U.S. Commercial
Health Insurance	3,578	3,090	7,101	6,551
Stop loss	1,194	1,152	2,388	2,313
Other	308	283	618	572
U.S. Government
Medicare Advantage	2,116	1,904	4,208	3,785
Medicare Part D	410	420	860	882
Other	1,227	1,063	2,365	2,129
Total U.S. Medical premiums	8,833	7,912	17,540	16,232
International Markets premiums	1,442	1,344	2,892	2,719
Domestic disability, life and accident premiums	—	1,124	—	2,240
Other premiums	48	26	105	55
Total premiums	10,323	10,406	20,537	21,246
Services (ASC 606)
Fees	2,345	1,979	4,672	4,133
Other external revenues	106	93	120	117
Total services	2,451	2,072	4,792	4,250
Total revenues from external customers	$42,821	$39,042	$83,401	$77,158

Evernorth may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.0 billion as of June 30, 2021 and $1.1 billion as of December 31, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2021 compared with December 31, 2020 and our results of operations for the three and six months ended June 30, 2021, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"). In particular, we encourage you to refer to the “Risk Factors” contained in Part I, Item 1A of the 2020 Form 10-K.

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
The Company uses "pre-tax adjusted income from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes they best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders’ net income (or income before taxes for the segment metric) excluding net realized investment results, amortization of acquired intangible assets and special items. Cigna’s share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders’ net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders’ net income.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and Cigna's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business. Adjusted revenues is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, total revenues. See the below Financial Highlights section for a reconciliation of consolidated adjusted revenues to total revenues.

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
EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”) is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care simple, affordable and predictable. Our subsidiaries offer a differentiated set of pharmacy, medical, dental and related products and services. For further information on our business and strategy, see Item 1, "Business" in our 2020 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. The commentary provided below describes our results for the three and six months ended June 30, 2021 compared with the same periods in 2020. Unless specified otherwise, commentary applies to both the three and six month periods.
Summarized below are certain key measures of our performance by segment for the three and six months ended June 30, 2021 and 2020:

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2021	2020	% Change	2021	2020	% Change
Revenues
Adjusted revenues by segment
Evernorth	$32,592	$28,602	14%	$63,212	$55,770	13%
U.S. Medical	10,456	9,237	13	20,818	19,097	9
International Markets	1,558	1,432	9	3,130	2,902	8
Other Operations	129	1,328	(90)	268	2,667	(90)
Corporate, net of eliminations	(1,628)	(1,394)	(17)	(3,336)	(2,839)	(18)
Adjusted revenues	43,107	39,205	10	84,092	77,597	8
Net realized investment results from certain equity method investments	24	60	(60)	10	50	(80)
Special items	—	—	N/M	—	87	N/M
Total revenues	$43,131	$39,265	10%	$84,102	$77,734	8%
Shareholders’ net income	$1,467	$1,754	(16)%	$2,628	$2,935	(10)%
Adjusted income from operations	$1,808	$2,152	(16)%	$3,472	$3,910	(11)%
Earnings per share (diluted)
Shareholders’ net income	$4.25	$4.73	(10)%	$7.54	$7.88	(4)%
Adjusted income from operations	$5.24	$5.81	(10)%	$9.96	$10.49	(5)%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$1,413	$1,249	13%	$2,636	$2,331	13%
U.S. Medical	1,017	1,523	(33)	2,004	2,722	(26)
International Markets	234	319	(27)	496	601	(17)
Other Operations	13	132	(90)	37	209	(82)
Corporate, net of eliminations	(344)	(400)	14	(698)	(805)	13
Consolidated pre-tax adjusted income from operations	2,333	2,823	(17)	4,475	5,058	(12)
Income attributable to noncontrolling interests	11	8	38	23	17	35
Net realized investment gains (losses) (1)	83	98	(15)	70	—	N/M
Amortization of acquired intangible assets	(503)	(496)	(1)	(998)	(994)	—
Special items	(26)	(144)	82	(159)	(395)	60
Income before income taxes	$1,898	$2,289	(17)%	$3,411	$3,686	(7)%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021	2020	% Change		2021	2020	% Change
Pharmacy revenues	$30,047	$26,564	13%		$58,072	$51,662	12%
Premiums	10,323	10,406	(1)		20,537	21,246	(3)
Fees and other revenues	2,451	2,072	18		4,792	4,250	13
Net investment income	310	223	39		701	576	22
Total revenues	43,131	39,265	10		84,102	77,734	8
Pharmacy and other service costs	29,001	25,611	13		56,236	49,801	13
Medical costs and other benefit expenses	8,484	7,112	19		16,489	15,434	7
Selling, general and administrative expenses	2,996	3,407	(12)		6,275	6,805	(8)
Amortization of acquired intangible assets	503	496	1		998	994	—
Total benefits and expenses	40,984	36,626	12		79,998	73,034	10
Income from operations	2,147	2,639	(19)		4,104	4,700	(13)
Interest expense and other	(298)	(374)	20		(612)	(765)	20
Debt extinguishment costs	(10)	(14)	29		(141)	(199)	29
Net realized investment gains (losses)	59	38	55		60	(50)	N/M
Income before income taxes	1,898	2,289	(17)		3,411	3,686	(7)
Total income taxes	422	529	(20)		764	737	4
Net income	1,476	1,760	(16)		2,647	2,949	(10)
Less: Net income attributable to noncontrolling interests	9	6	50		19	14	36
Shareholders' net income	$1,467	$1,754	(16)%		$2,628	$2,935	(10)%
Consolidated effective tax rate	22.2%	23.1%	(90)	bps	22.4%	20.0%	240	bps
Medical customers (in thousands)
U.S. Medical					15,244	15,415	(1)%
International Markets					1,708	1,668	2
Total					16,952	17,083	(1)%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions				Diluted Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Shareholders’ net income	$1,467	$1,754	$2,628	$2,935	$4.25	$4.73	$7.54	$7.88
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	(70)	(88)	(57)	(11)	(0.20)	(0.24)	(0.16)	(0.03)
Amortization of acquired intangible assets	388	376	776	685	1.12	1.02	2.22	1.84
Special items
Debt extinguishment costs	9	11	110	151	0.03	0.03	0.32	0.41
Integration and transaction-related costs	14	99	36	173	0.04	0.27	0.10	0.46
Charges associated with litigation matters	—	—	(21)	19	—	—	(0.06)	0.05
Charge for organizational efficiency plan	—	—	—	24	—	—	—	0.06
Contractual adjustment for a former client	—	—	—	(66)	—	—	—	(0.18)
Total special items	23	110	125	301	0.07	0.30	0.36	0.80
Adjusted income from operations	$1,808	$2,152	$3,472	$3,910	$5.24	$5.81	$9.96	$10.49
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

COVID-19 Update
Cigna continues to closely monitor the evolving dynamics of the COVID-19 pandemic including the evolving variants, and remains focused on the safety and service of our customers, clients, employees and partners. We continue to take steps to increase vaccinations by enabling, educating and encouraging vaccine acceptance. We launched the Community of Immunity initiative to engage communities where we live and work. We are offering onsite vaccinations for clients that have Employer Worksite Health Centers. To help enable the vaccination of seniors age 65+ in America’s most at-risk, underserved communities, we are participating in the industry Vaccine Community Connectors (VCC) initiative.
These efforts are part of Cigna’s broad range of initiatives to encourage and expand access to COVID-19 vaccines, including transportation to vaccine appointments at no cost for most Medicare Advantage customers, paid time off for Cigna employees to get vaccinated and an incentive award for employees enrolled in our medical plan who are fully vaccinated.
To help meet growing mental health needs exacerbated by the pandemic, Cigna continues to expand the innovative behavioral health services available to its customers. Beginning in April 2021, Cigna's behavioral health customers with commercial health care plans have access to in-network, on-demand behavioral health coaching, therapy and psychiatry services. Cigna also continues to provide supportive resources for all customers, clients and communities for managing anxiety, fear, stress and improving resiliency during COVID-19.
The COVID-19 pandemic has pervasively impacted the economy, financial markets and the global health care delivery systems. For the second quarter of 2021, COVID-19 impacts are most notable in our U.S. Medical segment with net unfavorable COVID-19 related impacts as compared with the same period in 2020 when we experienced the most significant reduction to consumption of medical care, a portion of which was deferred care. The unfavorable COVID-19 related impacts include the resumption of medical care to near pre-COVID-19 levels during the second quarter of 2021, increased direct costs of COVID-19 testing, treatment and vaccines in 2021, lower risk adjusted revenues in our Medicare Advantage business and increased disenrollment resulting from the economic effects of the pandemic. These impacts were partially offset by the absence of the premium relief programs for clients implemented in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic. As compared with the three months ended March 31, 2021 the net unfavorable impacts of COVID-19 increased reflecting less deferral of care, partially offset by lower direct costs for testing and treatment.
We continue to execute our business continuity plans over our operations such as optimizing purchasing volume across the pharmaceutical supply chain in order to mitigate risk associated with prescription drug supply.
The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. There continues to be elevated uncertainty surrounding the pace, duration and extent of the COVID-19 pandemic and its related impacts — including the vaccination efforts and new COVID-19 variants — on our results for the remainder of 2021 and beyond. We believe that such financial results may continue to be impacted by, among other things, vaccine related costs, higher medical costs to treat those affected by the virus, lower customer volumes due to elevated unemployment, lower risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles in our Medicare Advantage business, the pace at which costs return as well as the severity of costs for those who had previously deferred care, the potential for future deferral of care, or volatility in the economic markets.
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
Commentary: Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
The commentary presented below, and in the segment discussions that follow, compare results for the three and six months ended June 30, 2021 with results for the three and six months ended June 30, 2020. Unless otherwise specified, commentary applies to both the three and six month periods.

Shareholders’ net income decreased, driven by lower adjusted income from operations (see below) and, for the six months ended June 30, the absence of certain favorable tax benefits reported in the first quarter of 2020.
Adjusted income from operations decreased, primarily resulting from lower earnings in U.S. Medical due to net unfavorable COVID-19 related impacts. See the "U.S. Medical segment" section of this MD&A for further information. The absence of earnings due to the sale of the Group Disability and Life business also contributed to the decrease. These declines were partially offset by increased earnings in the Evernorth segment primarily attributable to effective management of supply chain and business growth.
Medical customers declined slightly, reflecting a lower customer base in our National Accounts and Middle Markets segments including disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select, Individual and Medicare Advantage businesses.
Pharmacy revenues increased, reflecting strong business and customer growth. See the "Evernorth segment" section of this MD&A for further discussion of Pharmacy revenues.
Premiums were lower, reflecting the effect of the sale of the Group Disability and Life business. This effect was partially offset by an increase in U.S. Medical premiums resulting from the absence of premium relief programs implemented in the second quarter of 2020 in response to deferred care due to the COVID-19 pandemic, increased customers in our insured businesses and higher premium rates due to anticipated underlying medical cost trend.
Fees and other revenues increased, primarily driven by growth in Evernorth's pharmacy services business.
Net investment income increased due to strong returns on our partnership investments, partially offset by lower average assets due to the sale of the Group Disability and Life business. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased, reflecting strong business and customer growth.
Medical costs and other benefit expenses increased, primarily reflecting the absence of deferred care as well as higher costs of COVID-19 treatment, testing and vaccines and customer growth in our insured businesses. These unfavorable effects were partially offset by the sale of the Group Disability and Life business.
Selling, general and administrative expenses decreased, primarily resulting from the sale of the Group Disability and Life business, lower integration and transaction-related costs, the elimination of the health insurance industry tax and the impact of favorable litigation developments.
Interest expense and other decreased due to lower levels of average outstanding debt resulting from debt repayments.
Debt extinguishment costs were lower because the debt repaid in 2021 had lower interest rates than the debt repaid in 2020.
Realized investment results significantly improved for the six months ended June 30, 2021 compared with the same period last year due to favorable market value adjustments on equity securities in 2021 compared with 2020 and lower credit loss reserves on debt securities.
Effective tax rate. The decrease for the three months ended June 30, 2021 compared with the same period last year primarily reflects the repeal of the nondeductible health insurance industry tax in 2021. For the six months ended June 30, 2021, the effective tax rate was higher than the same period last year, driven by recognition of certain incremental federal and state tax benefits in the first quarter of 2020, partially offset by the repeal of the nondeductible health insurance industry tax in 2021.

Developments
Purchase of MDLIVE
As discussed in Note 4 to the Consolidated Financial Statements, on April 19, 2021 Cigna's Evernorth segment completed the acquisition of MDLIVE, Inc., a 24/7 virtual care platform. The acquisition of MDLIVE will enable Evernorth to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers. The “Liquidity and Capital Resources” section of this MD&A provides discussion of the impact of this transaction to liquidity.

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
The Patient Protection and Affordable Care Act (ACA)
ACA Litigation: As described in the “Business - Regulation” section of our 2020 Form 10-K, a federal district court ruled that the “individual mandate” in the ACA is unconstitutional and that the entire law must be struck down. On appeal, the Court of Appeals for the Fifth Circuit agreed that the “individual mandate” is unconstitutional but ordered the district court to reexamine whether the other provisions of the ACA can remain in effect, thereby leaving in doubt whether the entire ACA is unconstitutional until there is a final judicial determination on appeal. The California-led states and the U.S. House of Representatives filed petitions seeking to appeal the Fifth Circuit's ruling to the U.S. Supreme Court. The case was argued before the Supreme Court on November 10, 2020. On June 17, 2021, the Supreme Court issued its decision, upholding the ACA in its entirety. There are no changes to our business as a result of the decision.
Cost-Sharing Reduction Subsidies: The ACA provides for cost-sharing reductions that offset the amount that qualifying customers pay for deductibles, copays and coinsurance. The federal government stopped funding insurers for the cost-sharing reduction ("CSR”) subsidies in 2017. Certain insurers have sued the federal government for failure to pay cost-sharing reduction subsidies. In the first set of consolidated appeals, the Court of Appeals for the Federal Circuit issued a decision on August 14, 2020, finding that (i) the CSR reimbursement provision of the ACA imposes an obligation on the government to pay, but (ii) the insurers' damages must be reduced by the amount of additional premium tax credit payments that each insurer received as a result of the government’s termination of CSR payments. On February 19, 2021 two insurers filed a petition seeking Supreme Court review. On June 21, 2021, the Supreme Court declined the insurers’ petitions, which means the decision from the Court of Appeals for the Federal Circuit stands and will not be modified further. As described in Note 15 to the Consolidated Financial Statements, we filed a lawsuit in May 2020 against the federal government seeking payment of these subsidies. Our case remains pending. Our premium rates for the 2018, 2019, 2020 and 2021 plan years reflected a lack of government funding for cost-sharing reduction subsidies.
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
Dividends from our insurance, Health Maintenance Organization (“HMO”) and certain foreign subsidiaries are subject to regulatory restrictions. See Note 19 to the Consolidated Financial Statements in our 2020 Form 10-K for additional information regarding these restrictions. Most of Evernorth's subsidiaries are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to Cigna.
Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020
Operating activities	$797	$5,161
Investing activities	$(3,024)	$(506)
Financing activities	$(4,113)	$(2,130)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2021 compared with the same period in 2020.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities decreased, primarily driven by higher tax payments including approximately $800M related to the gain on sale of the Group Disability and Life business, timing of payable and accrued liabilities and increases in accounts receivable due to higher pharmacy claim volume and business growth. 2020 operating cash flow reflected the deferral of approximately $900M of income and payroll tax payments as permitted under the CARES Act and COVID-19 related Regulatory actions.
Investing and Financing activities
Cash flows used in investing activities increased, primarily due to acquisition of MDLIVE and lower investment sale activity.
Cash used in financing activities increased, primarily due to higher stock repurchases and an increase in dividends paid. Cash used in financing activities also includes proceeds from debt issuances offset by the repayment of long-term debt and commercial paper borrowings.
We maintain a share repurchase program authorized by our Board of Directors, under which we may repurchase shares of our common stock from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans or privately negotiated transactions. The program may be suspended or discontinued at any time.
For the six months ended June 30, 2021, we repurchased 16.3 million shares for approximately $3.7 billion. From July 1, 2021 through August 4, 2021, we repurchased 1.7 million shares for approximately $400 million. Share repurchase authority was $3.8 billion as of August 4, 2021.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to parent. Dividends from U.S. regulated subsidiaries were $1.3 billion and $1.1 billion for the six months ended June 30, 2021 and 2020, respectively. Nonregulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to parent for general corporate purposes.
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

At June 30, 2021, our debt-to-capitalization ratio was 40.5%, an increase from 39.5% at December 31, 2020.
MDLIVE Acquisition. In April 2021, Cigna completed its acquisition of MDLIVE, Inc. We funded this acquisition with cash on hand and commercial paper borrowings.
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
Commercial Paper Program. Cigna also maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed an aggregate amount of $4.25 billion as of June 30, 2021. The net proceeds of issuances have been and are expected to be used for general corporate purposes. In July 2021, our commercial paper program size was increased to $5.0 billion.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.

Cigna's revolving credit agreements include a $3.0 billion five-year revolving credit and letter of credit agreement that expires in April 2026; a $1.0 billion three-year revolving credit agreement that expires in April 2024; and a $1.0 billion 364-day revolving credit agreement that will expire in April 2022.
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
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements and the issuance of long-term debt and equity securities. As of June 30, 2021, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $2.7 billion of remaining capacity under our commercial paper program and $4.2 billion in cash and short-term investments, approximately $700 million of which was held by the parent company or certain nonregulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 6 to the Consolidated Financial Statements.
In the first and second quarter of 2021 Cigna declared and paid quarterly cash dividends of $1.00 per share of Cigna common stock. On July 28, 2021 the Board of Directors declared a quarterly cash dividend of $1.00 per share of Cigna common stock to be paid on September 23, 2021 to shareholders of record on September 8, 2021. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of our 2020 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.2 billion from its subsidiaries without further approvals as of June 30, 2021.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 15 to the Consolidated Financial Statements for discussion of various guarantees.
We have updated long-term debt obligations and purchase obligations as of June 30, 2021 which were previously provided in our 2020 Form 10-K. Investment commitments are described in Note 9 to the Consolidated Financial Statements. There have been no material changes to other information presented in our table of guarantees and contractual obligations set forth in our 2020 Form 10-K.

(In millions, on an undiscounted basis)	Total	2021	2022 to 2023	2024 to 2025	Thereafter
On-Balance Sheet
Long-term debt (1)	$48,805	$625	$5,876	$6,735	$35,569
Off-Balance Sheet
Purchase Obligations	$3,607	$1,230	$1,555	$545	$277
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
Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2020 Form 10-K. As of June 30, 2021, there were no significant changes to the critical accounting estimates from what was reported in our 2020 Form 10-K.

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

Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Total revenues	$32,592	$28,602	14%		$63,212	$55,857	13%
Less: Contractual adjustment for a former client	—	—	N/M		—	(87)	N/M
Adjusted revenues(1)	$32,592	$28,602	14		$63,212	$55,770	13
Gross profit	$2,075	$1,781	17		$3,918	$3,482	13
Adjusted gross profit(1)	$2,075	$1,781	17		$3,918	$3,395	15
Pre-tax adjusted income from operations	$1,413	$1,249	13%		$2,636	$2,331	13%
Pre-tax adjusted margin	4.3%	4.4%	(10)	bps	4.2%	4.2%	—	bps

	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2021	2020			2021	2020
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$16,166	$13,866	17%		$31,304	$26,657	17%
Adjusted home delivery and specialty revenues	13,341	12,407	8		26,115	24,412	7
Other revenues	1,619	1,292	25		3,007	2,534	19
Total adjusted pharmacy revenues	$31,126	$27,565	13%		$60,426	$53,603	13%
Pharmacy script volume
Adjusted network scripts(2)	339	293	16%		662	581	14%
Adjusted home delivery and specialty scripts(2)	71	71	—		141	143	(1)
Total adjusted scripts(2)	410	364	13%		803	724	11%
Generic fill rate
Network	85.3%	88.4%	(310)	bps	86.3%	88.3%	(200)	bps
Home delivery	85.7%	85.1%	60	bps	85.8%	85.0%	80	bps
Overall generic fill rate	85.4%	88.0%	(260)	bps	86.2%	87.9%	(170)	bps
(1)Amounts exclude special items.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
Adjusted network revenues. The increase reflected higher claims volume, primarily due to our collaboration with Prime Therapeutics, and increased prices due to inflation on branded drugs, partially offset by claims mix. The generic fill rate increased when excluding the impact of COVID-19 vaccines.
Adjusted home delivery and specialty revenues. The increase reflected higher prices, primarily due to inflation on branded drugs, as well as higher specialty claims volume due in part to our collaboration with Prime Therapeutics. This increase was partially offset by lower home delivery claims volume, primarily due to client mix and increased script volume in the first quarter of 2020 due to customers requesting advance prescriptions related to COVID-19 supply concerns and claims mix due to an increase in the generic fill rate.
Other revenues. The increase reflected higher volume from our CuraScript Specialty Distribution business.

Adjusted gross profit. The increase reflected benefits from the effective management of supply chain, strong performance in specialty pharmacy services, customer growth and higher adjusted pharmacy script volumes, primarily due to our collaboration with Prime Therapeutics.
Pre-tax adjusted income from operations. The increase reflected benefits from the effective management of supply chain, strong performance in specialty pharmacy services, customer growth and higher adjusted pharmacy script volumes, primarily due to our collaboration with Prime Therapeutics. This increase was partially offset by technology investments.

U.S. Medical Segment
U.S. Medical includes Cigna’s U.S. Commercial and U.S. Government businesses that provide comprehensive medical and coordinated solutions to clients and customers to support whole-person health needs. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and administrative services only ("ASO") clients. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors, Medicaid plans and individual health insurance plans both on and off the public exchanges. As described in the introduction to Segment Reporting, performance of the U.S. Medical segment is measured using pre-tax adjusted income from operations. Key factors affecting profitability for this segment include:
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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Adjusted revenues	$10,456	$9,237	13%		$20,818	$19,097	9%
Pre-tax adjusted income from operations	$1,017	$1,523	(33)%		$2,004	$2,722	(26)%
Pre-tax adjusted margin	9.7%	16.5%	(680)	bps	9.6%	14.3%	(470)	bps
Medical care ratio	85.4%	70.5%	(1490)	bps	83.6%	74.5%	(910)	bps
Expense ratio	18.1%	23.1%	500	bps	19.9%	22.4%	250	bps

Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
Adjusted revenues increased for the three months and six months ended June 30, 2021 compared with the same periods in 2020 reflecting customer growth in our Medicare Advantage and Individual businesses, higher premium rates due to anticipated underlying medical cost trend, the absence of the premium relief programs for clients implemented in the second quarter of 2020 and higher net investment income.
Pre-tax adjusted income from operations decreased for the three months and six months ended June 30, 2021 compared with the same periods in 2020. The decreases are due to net unfavorable COVID-19 related impacts; partially offset by higher net investment income, the net effect of non-recurring items and the repeal of the health insurance industry tax. The unfavorable COVID-19 related impacts include the resumption of medical care to near pre-COVID-19 levels during the second quarter of 2021, increased direct costs of COVID-19 testing, treatment and vaccines in 2021, lower risk adjusted revenues in our Medicare Advantage business and increased disenrollment resulting from the economic effects of the pandemic. These impacts were partially offset by the absence of the premium relief programs for clients implemented in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic. COVID-19 impacts for the remainder of 2021 may vary as discussed in the "COVID-19 Update" section of this MD&A.
The medical care ratio increased for the three months and six months ended June 30, 2021 compared with the same period in 2020, reflecting COVID-19 related impacts and the repeal of the health insurance industry tax. In 2020, COVID-19 driven deferred utilization significantly outpaced incremental COVID-19 testing and treatment costs. In 2021, COVID-19 testing and treatment costs are outpacing deferral of care.
The expense ratio decreased for the three months and six months ended June 30, 2021 compared with the same periods in 2020, reflecting the repeal of the health insurance industry tax, increased revenue and the impact of favorable litigation developments.

Medical Customers

	As of June 30,
(In thousands)	2021	2020	% Change
U.S. Commercial	2,128	2,123	—%
U.S. Government	1,484	1,415	5%
Insured	3,612	3,538	2%
Service	11,632	11,877	(2)%
Total	15,244	15,415	(1)%

Our medical customer base decreased at June 30, 2021 compared with the same period in 2020, reflecting a lower customer base in our National Accounts and Middle Markets segments including disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select segment as well as our Individual and Medicare Advantage businesses.
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.
Unpaid Claims and Claim Expenses

(In millions)	As of June 30, 2021	As of December 31, 2020	% Change
Unpaid claims and claim expenses – U.S. Medical	$3,745	$3,184	18%

Our unpaid claims and claim expenses liability was higher as of June 30, 2021 compared with December 31, 2020, primarily due to stop loss seasonality and increases in our U.S. Government segment reflecting customer growth in our Medicare Advantage and Individual businesses.

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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Adjusted revenues	$1,558	$1,432	9%		$3,130	$2,902	8%
Pre-tax adjusted income from operations	$234	$319	(27)%		$496	$601	(17)%
Pre-tax adjusted margin	15.0%	22.3%	(730)	bps	15.8%	20.7%	(490)	bps
Loss ratio	60.0%	49.9%	(1010)	bps	59.5%	53.9%	(560)	bps
Acquisition cost ratio	11.0%	11.7%	70	bps	11.0%	10.4%	(60)	bps
Expense ratio (excluding acquisition costs)	18.3%	19.1%	80	bps	18.0%	18.2%	20	bps

Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
Adjusted revenues increased primarily due to favorable foreign currency movements, business growth and higher net investment income.

Pre-tax adjusted income from operations decreased reflecting higher loss ratios, partially offset by higher net investment income and favorable foreign currency movements.
The segment’s loss ratio increased reflecting higher claims largely due to the impact of the COVID-19 pandemic, including the absence of the favorable impact of lower medical utilization in 2020 and the direct costs of COVID-19 testing and treatment.
The acquisition cost ratio decreased reflecting lower amortization expenses in Asia for the three months ended June 30, 2021. For the six months ended June 30, 2021, the acquisition cost ratio increased reflecting the absence of the favorable impact from a refinement to the accounting for acquisition costs in the first quarter of 2020, largely offset by lower amortization expenses in Asia.
The expense ratio (excluding acquisition costs) decreased mainly driven by lower spend across markets for the three months ended June 30, 2021. For the six months ended June 30, 2021, the expense ratio was essentially flat.
Other Items Related to International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the six months ended June 30, 2021, South Korea generated 39% of the segment’s adjusted revenues and 63% of the segment’s pre-tax adjusted income from operations.
Other Operations
Prior to the sale of the Group Disability and Life business on December 31, 2020, Other Operations included Cigna’s Group Disability and Life business which offered group long-term and short-term disability and group life, accident, voluntary and specialty insurance products and services. Additionally, for 2021 and 2020, this segment includes Corporate Owned Life Insurance (“COLI”) and the Company’s run-off operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using pre-tax adjusted income from operations. Key factors affecting pre-tax adjusted income from operations are:
•premiums;
•net investment income;
•benefit expenses as a percentage of premiums (loss ratio); and
•selling, general and administrative expense as a percentage of revenues excluding net investment income (expense ratio).
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Adjusted revenues	$129	$1,328	(90)%		$268	$2,667	(90)%
Pre-tax adjusted income from operations	$13	$132	(90)%		$37	$209	(82)%
Pre-tax adjusted margin	10.1%	9.9%	20	bps	13.8%	7.8%	600	bps

Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
Adjusted revenues and pre-tax adjusted income from operations decreased due to the sale of the Group Disability and Life business on December 31, 2020. Because this business constituted the vast majority of the segment, we expect a substantial decline in adjusted revenues and adjusted income from operations in this segment in 2021 as compared to 2020.
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

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020		2021	2020
Pre-tax adjusted (loss) from operations	$(344)	$(400)	14%	$(698)	$(805)	13%

Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
Pre-tax adjusted loss from operations was lower, reflecting lower interest expense.
INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of June 30, 2021 and December 31, 2020. Additional information regarding our investment assets is included in Notes 9, 10, 11 and 12 to the Consolidated Financial Statements.

(In millions)	June 30, 2021	December 31, 2020
Debt securities	$18,162	$18,131
Equity securities	530	501
Commercial mortgage loans	1,451	1,419
Policy loans	1,341	1,351
Other long-term investments	3,094	2,832
Short-term investments	349	359
Total	$24,927	$24,593

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
The following table reflects our portfolio of debt securities by type of issuer as of June 30, 2021 and December 31, 2020:

(In millions)	June 30, 2021	December 31, 2020
Federal government and agency	$395	$456
State and local government	167	167
Foreign government	2,500	2,511
Corporate	14,623	14,562
Mortgage and other asset-backed	477	435
Total	$18,162	$18,131
Our debt securities portfolio increased slightly during the first six months of 2021 reflecting net purchase activity, offset by a decrease in valuations due to increasing yields.
As of June 30, 2021, $15.6 billion, or 86% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.6 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. However, due to the economic impacts of the COVID-19 pandemic, there are certain issuers, particularly within the aviation, energy and hospitality sectors, that are showing signs of distress, primarily in the form of requests for temporary covenant relief. There were no material unrealized losses in any of these sectors as of the reporting date. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 9 to the Consolidated Financial Statements.
Foreign government obligations are concentrated in Asia, primarily South Korea and Taiwan, consistent with our risk management practice and local regulatory requirements of our international business operations. Debt securities include private placement assets of $6.0 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Commercial Mortgage Loans
As of June 30, 2021, the $1.5 billion commercial mortgage loan portfolio consisted of approximately 45 loans that are in good standing. Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 9 to the Consolidated Financial Statements.
Loans are secured by high quality commercial properties, located in strong institutional markets and are generally made at less than 65% of the property’s value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
Our annual in-depth review of our commercial mortgage loan investments is the primary mechanism for monitoring the overall quality rating of the mortgage portfolio. We completed the annual in-depth review in the second quarter of 2021 that included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, a physical inspection of the property and a review of applicable market reports. The results of this annual review confirmed that the overall credit quality of our portfolio remains strong and was generally in line with the previous year’s results.

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
Other Long-term Investments
Other long-term investments of $3.1 billion as of June 30, 2021 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments is primarily driven by net additional funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 190 separate partnerships and approximately 100 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Our net investment income increased significantly versus the first six months of 2020 driven by the performance of assets underlying our limited partnership investments. The broad recovery has resulted in strong corporate earnings and higher public and private asset valuations through the second quarter of 2021. We expect volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture on the equity method of accounting and report our share of the net assets of $0.9 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's business is approximately $6.9 billion, primarily invested in Chinese corporate and government debt securities diversified by issuer, industry and geography, as appropriate. To a lesser extent and consistent with its investment strategy, the joint venture is invested in Chinese equity investments comprised of approximately 50% equity mutual funds, with the remainder invested in equity securities and private equity partnerships. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of June 30, 2021.
Investment Outlook
The general optimism globally fueled by business re-opening combined with unprecedented monetary and fiscal support from the U.S. government continue to support expectations for improved economic growth. U.S. treasury rates have increased from their historic lows during 2020, but they remain well below long-term historical averages. In addition, the wider market credit spreads experienced during 2020 have narrowed meaningfully, resulting in yields for investment grade assets that also remain well below historical averages. While this continues to pressure the income we earn on our fixed income investments, it has been more than offset by our security partnership results, which are reflecting improved growth prospects. We continue to actively monitor the economic impact of the pandemic, including slowing vaccinations and more transmissible variant COVID-19 cases spreading through the unvaccinated population, as well as fiscal and monetary responses, and their potential impact on the portfolio. We expect net investment income over the remainder of 2021 will reflect both the improved optimism within public and private markets for economic recovery, along with the potential for additional market volatility and portfolio impacts. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. Although future declines in investment fair values resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2020 Form 10-K. As of June 30, 2021 there were no material changes in our risk exposures from those reported in our 2020 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2021:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2021	1,638,971	$244.17	1,637,631	$2,665,792,351
May 1-31, 2021	589,053	$262.05	585,400	$2,512,374,692
June 1-30, 2021	1,298,494	$240.66	1,298,100	$2,199,974,813
Total	3,526,518	$245.86	3,521,131	N/A
(1)Includes shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 1,340 shares in April, 3,653 shares in May and 394 shares in June 2021.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In July 2021, the Board increased repurchase authority by an additional $2 billion. From July 1, 2021 through August 4, 2021, the Company repurchased 1.7 million shares for approximately $400 million, leaving repurchase authority at $3.8 billion as of August 4, 2021.
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
Filed by registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 30, 2021 and incorporated herein by reference.
10.2*	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021	Filed by registrant as Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021 and incorporated herein by reference.
10.3*	Amendment No. 2 to the Express Scripts, Inc. Executive Deferred Compensation Plan	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from Cigna Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
* Management contracts and compensatory plans or arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 5, 2021

CIGNA CORPORATION

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)