Form 10-Q
period 2021-09-30
Cigna Corp
filed 2021-11-04
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Yes ☐ No ☒
As of October 29, 2021, 331,427,775 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
a

Cigna Corporation Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Revenues
Pharmacy revenues	$31,013	$27,802	$89,085	$79,464
Premiums	10,275	10,682	30,812	31,928
Fees and other revenues	2,532	2,174	7,324	6,424
Net investment income	468	297	1,169	873
TOTAL REVENUES	44,288	40,955	128,390	118,689
Benefits and expenses
Pharmacy and other service costs	30,070	26,624	86,306	76,425
Medical costs and other benefit expenses	8,330	8,429	24,819	23,863
Selling, general and administrative expenses	3,093	3,301	9,368	10,106
Amortization of acquired intangible assets	501	493	1,499	1,487
TOTAL BENEFITS AND EXPENSES	41,994	38,847	121,992	111,881
Income from operations	2,294	2,108	6,398	6,808
Interest expense and other	(303)	(336)	(915)	(1,101)
Debt extinguishment costs	—	—	(141)	(199)
Net realized investment gains (losses)	68	32	128	(18)
Income before income taxes	2,059	1,804	5,470	5,490
TOTAL INCOME TAXES	424	406	1,188	1,143
Net income	1,635	1,398	4,282	4,347
Less: Net income attributable to noncontrolling interests	14	10	33	24
SHAREHOLDERS' NET INCOME	$1,621	$1,388	$4,249	$4,323
Shareholders’ net income per share
Basic	$4.84	$3.81	$12.44	$11.77
Diluted	$4.80	$3.78	$12.32	$11.66
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$1,635	$1,398	$4,282	$4,347
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	32	120	(119)	401
Net translation gains (losses) on foreign currencies	(125)	109	(228)	4
Postretirement benefits liability adjustment	16	14	49	(15)
Other comprehensive income (loss), net of tax	(77)	243	(298)	390
Total comprehensive income	1,558	1,641	3,984	4,737

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interest	4	4	12	12
Net income attributable to other noncontrolling interests	10	6	21	12
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(1)	(4)	(6)	(10)
Total comprehensive income attributable to noncontrolling interests	13	6	27	14
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,545	$1,635	$3,957	$4,723
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
	As of September 30,	As of December 31,
(In millions)	2021	2020
Assets
Cash and cash equivalents	$3,483	$10,182
Investments	1,374	1,331
Accounts receivable, net	16,250	12,191
Inventories	3,020	3,165
Other current assets	1,360	930
Total current assets	25,487	27,799
Long-term investments	23,756	23,262
Reinsurance recoverables	5,035	5,200
Deferred policy acquisition costs	3,367	3,385
Property and equipment	4,070	4,205
Goodwill	46,056	44,648
Other intangible assets	34,615	35,179
Other assets	2,715	2,687
Separate account assets	9,150	9,086
TOTAL ASSETS	$154,251	$155,451
Liabilities
Current insurance and contractholder liabilities	$5,917	$5,308
Pharmacy and other service costs payable	14,705	13,347
Accounts payable	5,659	5,478
Accrued expenses and other liabilities	7,356	8,515
Short-term debt	2,703	3,374
Total current liabilities	36,340	36,022
Non-current insurance and contractholder liabilities	16,576	16,844
Deferred tax liabilities, net	8,832	8,939
Other non-current liabilities	4,261	4,629
Long-term debt	31,609	29,545
Separate account liabilities	9,150	9,086
TOTAL LIABILITIES	106,768	105,065
Contingencies — Note 15
Redeemable noncontrolling interests	56	58
Shareholders’ equity
Common stock (1)	4	4
Additional paid-in capital	29,077	28,975
Accumulated other comprehensive loss	(1,153)	(861)
Retained earnings	31,803	28,575
Less: Treasury stock, at cost	(12,316)	(6,372)
TOTAL SHAREHOLDERS’ EQUITY	47,415	50,321
Other noncontrolling interests	12	7
Total equity	47,427	50,328
Total liabilities and equity	$154,251	$155,451
(1)Par value per share, $0.01; shares issued, 394 million as of September 30, 2021 and 390 million as of December 31, 2020; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended September 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2021	$4	$29,403	$(1,077)	$30,513	$(10,134)	$48,709	$7	$48,716	$51
Effects of issuing stock for employee benefits plans		76			(1)	75		75
Other comprehensive (loss)			(76)			(76)		(76)	(1)
Net income				1,621		1,621	10	1,631	4
Common dividends declared (per share: $1.00)				(331)		(331)		(331)
Repurchase of common stock		(400)			(2,181)	(2,581)		(2,581)
Other transactions impacting noncontrolling interests		(2)				(2)	(5)	(7)	2
Balance at September 30, 2021	$4	$29,077	$(1,153)	$31,803	$(12,316)	$47,415	$12	$47,427	$56

Three Months Ended September 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2020	$4	$28,699	$(788)	$23,052	$(3,601)	$47,366	$5	$47,371	$34
Effect of issuing stock for employee benefit plans		78			(2)	76		76
Other comprehensive income (loss)			247			247		247	(4)
Net income				1,388		1,388	6	1,394	4
Repurchase of common stock					(1,045)	(1,045)		(1,045)
Other transactions impacting noncontrolling interests							(4)	(4)	25
Balance at September 30, 2020	$4	$28,777	$(541)	$24,440	$(4,648)	$48,032	$7	$48,039	$59
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		507			(90)	417		417
Other comprehensive (loss)			(292)			(292)		(292)	(6)
Net income				4,249		4,249	21	4,270	12
Common dividends declared (per share: $3.00)				(1,021)		(1,021)		(1,021)
Repurchase of common stock		(400)			(5,854)	(6,254)		(6,254)
Other transactions impacting noncontrolling interests		(5)				(5)	(16)	(21)	(8)
Balance at September 30, 2021	$4	$29,077	$(1,153)	$31,803	$(12,316)	$47,415	$12	$47,427	$56

Nine Months Ended September 30, 2020
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		471			(86)	385		385
Other comprehensive income (loss)			400			400		400	(10)
Net income				4,323		4,323	12	4,335	12
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(2,369)	(2,369)		(2,369)
Other transactions impacting noncontrolling interests							(11)	(11)	22
Balance at September 30, 2020	$4	$28,777	$(541)	$24,440	$(4,648)	$48,032	$7	$48,039	$59

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30, 2021
(In millions)	2021	2020
Cash Flows from Operating Activities
Net income	$4,282	$4,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,180	2,089
Realized investment (gains) losses, net	(128)	18
Deferred income tax (benefit)	(104)	(340)
Debt extinguishment costs	141	199
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(4,039)	(2,810)
Inventories	145	5
Deferred policy acquisition costs	(182)	(244)
Reinsurance recoverable and Other assets	(281)	(468)
Insurance liabilities	863	740
Pharmacy and other service costs payable	1,357	2,084
Accounts payable and Accrued expenses and other liabilities	(1,411)	(32)
Other, net	93	468
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,916	6,056
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	1,052	2,038
Investment maturities and repayments:
Debt securities and equity securities	1,265	1,097
Commercial mortgage loans	127	14
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,261	1,086
Investments purchased or originated:
Debt securities and equity securities	(2,742)	(3,317)
Commercial mortgage loans	(233)	(55)
Other (primarily short-term and other long-term investments)	(1,768)	(1,434)
Property and equipment purchases, net	(850)	(775)
Acquisitions, net of cash acquired	(1,836)	(135)
Divestiture, net of cash sold	(61)	—
Other, net	51	37
NET CASH (USED IN) INVESTING ACTIVITIES	(3,734)	(1,444)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	132	769
Withdrawals and benefit payments from contractholder deposit funds	(139)	(736)
Net change in short-term debt	1,633	592
Net proceeds on issuance of term loan	—	1,398
Payments for debt extinguishment	(136)	(212)
Repayment of long-term debt	(4,578)	(6,897)
Net proceeds on issuance of long-term debt	4,260	3,465
Repurchase of common stock	(6,321)	(2,352)
Issuance of common stock	301	239
Common stock dividend paid	(1,017)	(15)
Other, net	24	(63)
NET CASH (USED IN) FINANCING ACTIVITIES	(5,841)	(3,812)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(46)	(7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,705)	793
Cash, cash equivalents and restricted cash January 1, (1)	10,245	5,411
Cash, cash equivalents and restricted cash, September 30,	3,540	6,204
Cash reclassified to assets of business held for sale	—	(798)
Cash, cash equivalents and restricted cash September 30, per Consolidated Balance Sheets (2)	$3,540	$5,406
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,916	$1,408
Interest paid	$950	$1,112
(1)Includes $743 million reported in Assets of business held for sale as of January 1, 2020.
(2)Restricted cash and cash equivalents were reported in other long-term investments as of September 30, 2021, December 31, 2020 and September 30, 2020. Restricted cash and cash equivalents were reported in other long-term investments and other assets as of December 31, 2019.

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
International Markets includes supplemental health, life and accident insurance products and health care coverage in our international markets, as well as health care benefits for globally mobile employees of multinational organizations. Cigna entered into a definitive agreement in October 2021 to sell its life, accident and supplemental benefits businesses in seven countries to Chubb INA Holdings, Inc. ("Chubb") for $5.75 billion cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in 2022.
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
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and enterprise wide project costs and intersegment eliminations for products and services sold between segments.

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

Recent Accounting Pronouncements
The Company's 2020 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted our financial statements or may impact them in the future. There have been no updates to accounting guidance not yet adopted or recently issued accounting pronouncements that have occurred since the Company filed its 2020 Form 10-K that would have a material impact to our financial statements. There were no new accounting standards adopted as of September 30, 2021 that had a material impact to our financial statements.
Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	September 30, 2021	December 31, 2020
Noninsurance customer receivables	$6,797	$5,534
Pharmaceutical manufacturers receivable	6,526	4,676
Insurance customer receivables	2,567	1,789
Other receivables	360	192
Total	$16,250	$12,191

These receivables are reported net of our allowances of $1.5 billion as of September 30, 2021 and $1.2 billion as of December 31, 2020. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $57 million as of September 30, 2021 and $65 million as of December 31, 2020.

Note 4 – Mergers, Acquisitions and Divestitures
A.Acquisition of MDLIVE
On April 19, 2021, Cigna acquired 97% of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform. Combined with Cigna's previously held equity investment, Cigna now owns 100% of MDLIVE. The acquisition of MDLIVE will enable Cigna's Evernorth segment to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers.

The purchase price of $2.0 billion consisted of cash consideration. In accordance with GAAP, the total consideration transferred has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values and may change as additional information becomes available over the next several months. During the three months ended September 30, 2021, the Company made immaterial measurement period adjustments to the purchase price allocation. The estimated fair values of assets acquired and liabilities assumed as of the closing date were as follows:

(In millions)
Goodwill	$1,438
Acquired intangible assets	627
Tangible assets acquired net of liabilities assumed	17
Total consideration transferred	2,082
Less: Fair value to Cigna's previously held equity interest	(55)
Total purchase price	$2,027

Most of the goodwill is assigned to the Evernorth segment ($1.3 billion). Goodwill is not deductible for federal income tax purposes. The acquired intangible assets primarily consist of customer relationships ($577 million) as well as internal-use software, provider networks and a trade name. The fair value of the customer relationships and the amortization period were determined using an income approach that relies heavily on projected future net cash flows including key assumptions for customer attrition, margins and discount rates. The customer relationship intangible asset is amortized over a period of 17 years in a pattern that reflects when Cigna expects to receive the benefits of the related cash flows.

The results of MDLIVE have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues from MDLIVE and their results of operations were not material to Cigna's consolidated results of operations for the three or nine months ended September 30, 2021. The pro forma effects of this acquisition for current and prior periods were not material to our consolidated results of operations.
B.Divestiture of U.S. Group Disability and Life business
On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business to New York Life Insurance Company for cash proceeds of $6.2 billion. The Company recognized a gain of $4.2 billion pre-tax ($3.2 billion after-tax), which included recognition of previously unrealized capital gains on investments sold.
C.Integration and Transaction-related Costs
In the first nine months of 2021, the Company incurred costs related to the acquisition of MDLIVE, the terminated merger with Anthem, Inc. (“Anthem”) and the sale of the U.S. Group Disability and Life business. In the first nine months of 2020, the Company incurred costs related to the acquisition and integration of Express Scripts Holding Company ("Express Scripts"), the terminated merger with Anthem, the sale of the U.S. Group Disability and Life insurance business and other transactions. These costs were $13 million pre-tax ($(35) million after-tax) for the three months and $58 million pre-tax ($1 million after-tax) for the nine months ended September 30, 2021, compared with $112 million pre-tax ($83 million after-tax) for the three months and $339 million pre-tax ($256 million after-tax) for the nine months ended September 30, 2020. These costs consisted primarily of certain projects to integrate or separate the Company’s systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. After-tax costs for the three and nine months ended September 30, 2021 included a tax benefit from the resolution of a tax matter related to the sold Group Disability and Life business.

Note 5 – Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2021			September 30, 2020
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,621		$1,621	$1,388		$1,388
Shares:
Weighted average	335,166		335,166	364,427		364,427
Common stock equivalents		2,413	2,413		2,763	2,763
Total shares	335,166	2,413	337,579	364,427	2,763	367,190
EPS	$4.84	$(0.04)	$4.80	$3.81	$(0.03)	$3.78

	Nine Months Ended
	September 30, 2021			September 30, 2020
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$4,249		$4,249	$4,323		$4,323
Shares:
Weighted average	341,583		341,583	367,410		367,410
Common stock equivalents		3,197	3,197		3,421	3,421
Total shares	341,583	3,197	344,780	367,410	3,421	370,831
EPS	$12.44	$(0.12)	$12.32	$11.77	$(0.11)	$11.66

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Anti-dilutive options	1.5	4.6	1.5	4.2

The Company held approximately 62.6 million shares of common stock in treasury at September 30, 2021, 35.5 million shares as of December 31, 2020 and 26.7 million shares as of September 30, 2020.
On August 23, 2021, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements (“ASR agreements”) with Morgan Stanley & Co. LLC and JP Morgan Chase Bank, N.A. (collectively, the “Counterparties”) to repurchase $2.0 billion of common stock in aggregate. On August 24, 2021, in accordance with the ASR agreements we remitted $2.0 billion to the Counterparties and received an initial delivery of 7.7 million shares of our common stock. The final number of shares to be received under the ASR agreements will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. We expect final settlement under the ASR agreements to occur in the fourth quarter of 2021. At final settlement, we may be entitled to receive additional shares of our common stock from the Counterparties or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock. We recorded the payments to the Counterparties as a reduction to stockholders’ equity, consisting of a $1.6 billion increase in treasury stock, which reflects the value of the initial 7.7 million shares received upon initial settlement, and a $400 million decrease in capital in excess of par value or Additional paid-in capital, which reflects the value of the stock held back by the Counterparties pending final settlement of the agreements. The $400 million recorded in Additional paid-in capital will be reclassified to treasury stock upon settlement of the ASR agreements. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the ASR agreements.

Note 6 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	September 30, 2021	December 31, 2020
Short-term debt
$78 million, 6.37% Notes due 6/2021	$—	$78
$1,000 million, Floating Rate Notes due 9/2021	—	999
$1,250 million, 3.4% Notes due 9/2021	—	1,249
Commercial paper	2,680	1,030
Other, including finance leases	23	18
Total short-term debt	$2,703	$3,374
Long-term debt
$277 million, 4% Notes due 2022	$—	$276
$973 million, 3.9% Notes due 2022	—	972
$500 million, 3.05% Notes due 2022	494	490
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	63
$700 million, Floating Rate Notes due 2023	699	698
$1,000 million, 3% Notes due 2023	982	975
$1,187 million, 3.75% Notes due 2023	1,185	2,181
$500 million, 0.613% Notes due 2024	498	—
$1,000 million, 3.5% Notes due 2024	982	977
$900 million, 3.25% Notes due 2025	897	896
$2,200 million, 4.125% Notes due 2025	2,192	2,191
$1,500 million, 4.5% Notes due 2026	1,504	1,505
$800 million, 1.25% Notes due 2026	796	—
$1,500 million, 3.4% Notes due 2027	1,419	1,410
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	596	595
$3,800 million, 4.375% Notes due 2028	3,781	3,780
$1,500 million, 2.4% Notes due 2030	1,490	1,489
$1,500 million, 2.375% Notes due 2031 (1)	1,500	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038 (1)	2,192	2,180
$750 million, 3.2% Notes due 2040	743	742
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	490
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,967	2,966
$1,250 million, 3.4% Notes due 2050	1,235	1,235
$1,500 million , 3.4% Notes due 2051	1,476	—
Other, including finance leases	30	36
Total long-term debt	$31,609	$29,545
(1)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 9 for further information about the Company's interest rate risk management and these derivative instruments.

Debt Issuance and Redemption. In order to decrease future interest expense, mitigate future refinancing risk and raise proceeds for general corporate purposes, the Company entered into the following transactions during the nine months ended September 30, 2021:
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
•Debt redemption: During the first nine months of 2021, the Company completed the redemption of a total of $4.5 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $141 million ($110 million after-tax), consisting primarily of premium payments.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of September 30, 2021, there were no outstanding balances under these revolving credit agreements.
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

Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes.
The Company was in compliance with its debt covenants as of September 30, 2021.

Note 7 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company’s insurance and contractholder liabilities were comprised of the following:

	September 30, 2021			December 31, 2020			September 30, 2020
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$362	$6,717	$7,079	$350	$6,823	$7,173	$7,662
Future policy benefits	307	9,183	9,490	327	9,317	9,644	10,102
Unearned premiums	494	408	902	485	394	879	828
Unpaid claims and claim expenses
U.S. Medical	3,825	21	3,846	3,166	18	3,184	3,200
Other segments	929	247	1,176	980	292	1,272	6,235
Total							28,027
Insurance and contractholder liabilities classified as Liabilities of business held for sale (1)							(6,591)
Total insurance and contractholder liabilities	$5,917	$16,576	$22,493	$5,308	$16,844	$22,152	$21,436
(1)Amounts classified as Liabilities of business held for sale primarily include $5.2 billion of unpaid claims, $759 million of contractholder deposit funds and $646 million of future policy benefits as of September 30, 2020.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $3.6 billion at September 30, 2021 and $3.0 billion at September 30, 2020.
Activity, net of intercompany transactions, in the unpaid claims liability for the U.S. Medical segment for the nine months ended September 30 was as follows:

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020
Beginning balance	$3,184	$2,892
Less: Reinsurance and other amounts recoverable	224	303
Beginning balance, net	2,960	2,589
Incurred costs related to:
Current year	22,167	18,935
Prior years	(180)	(126)
Total incurred	21,987	18,809
Paid costs related to:
Current year	18,701	16,061
Prior years	2,665	2,363
Total paid	21,366	18,424
Ending balance, net	3,581	2,974
Add: Reinsurance and other amounts recoverable	265	226
Ending balance	$3,846	$3,200
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

Variances in incurred costs related to prior years’ unpaid claims and claim expenses that resulted from the differences between actual experience and the Company’s key assumptions for the nine months ended September 30 were as follows:

	Nine Months Ended
(Dollars in millions)	September 30, 2021		September 30, 2020
	$	%(1)	$	%(2)
Actual completion factors	$56	0.2%	$47	0.2%
Medical cost trend	124	0.5	79	0.3
Total favorable variance	$180	0.7%	$126	0.5%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2020.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2019.
Favorable prior year development in both years reflects utilization of medical services that is lower than our estimates used to establish prior year reserves.
C.Unpaid Claims and Claim Expenses – International Markets and Other Operations
Liability balance details. The liability details for unpaid claims and claim expenses are as follows:

(In millions)	September 30, 2021	September 30, 2020
Other Operations
Group Disability and Life	$—	$5,206
Other Operations	267	162
Total Other Operations	267	5,368
International Markets	909	867
Unpaid claims and claim expenses Other Operations and International Markets	$1,176	$6,235
Activity, net of intercompany transactions, in the unpaid claims and claim expenses for International Markets and, prior to the sale, Group Disability and Life (see Note 4 for further information) is presented in the following table. Prior to the sale, the majority of the liability related to disability claims with long tailed payouts. See Note 9C to the Consolidated Financial Statements included in our 2020 Form 10-K for additional discussion of these disability reserves that are now sold. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Nine Months Ended
(In millions)	September 30, 2021	September 30, 2020 (1)
Beginning balance	$963	$5,816
Less: Reinsurance	59	184
Beginning balance, net	904	5,632
Incurred claims related to:
Current year	2,110	4,277
Prior years:
Interest accretion	—	118
All other incurred	(38)	(12)
Total incurred	2,072	4,383
Paid claims related to:
Current year	1,549	2,435
Prior years	532	1,702
Total paid	2,081	4,137
Foreign currency	(43)	5
Ending balance, net	852	5,883
Add: Reinsurance	57	190
Ending balance	$909	$6,073
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
A.Reinsurance Recoverables
The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below are $214 million of current reinsurance recoverables that are reported in Other current assets as of September 30, 2021; as of December 31, 2020 there was $217 million of current reinsurance recoverables reported in Other current assets. The Company’s reinsurance recoverables as of September 30, 2021 are presented in the following table by range of external credit rating and collateral level:

(in millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss(3)	No collateral	Total
Ongoing Operations
Upper-medium grade and higher (1)	$—	$—	$178	$178
Lower-medium grade (2)	—	—	63	63
Not rated	99	—	24	123
Total recoverables related to ongoing operations	99	—	265	364
Acquisition, disposition or runoff activities
Upper-medium grade and higher (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,942	—	2,942
Berkshire Hathaway Life Insurance Company of Nebraska	284	384	—	668
Prudential Retirement Insurance and Annuity	583	—	—	583
Life Insurance Company of North America	—	451	—	451
Other	223	16	17	256
Not rated	—	12	3	15
Total recoverables related to acquisition, disposition or runoff activities	1,090	3,805	20	4,915
Total	$1,189	$3,805	$285	$5,279
Allowance for uncollectible reinsurance				(30)
Total reinsurance recoverables				$5,249
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

B.Effects of Reinsurance
In the Company’s Consolidated Statements of Income, Premiums were reported net of amounts ceded to reinsurers and Medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Total ceded premiums	$134	$122	$418	$367
Total reinsurance recoveries	$138	$117	$419	$397

C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at September 30, 2021.
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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2021	December 31, 2020
Account value	$9,552	$9,523
Net amount at risk	$1,467	$1,570
Number of contractholders (estimated)	170,000	185,000

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

GMIB liabilities totaling $610 million as of September 30, 2021 and $729 million as of December 31, 2020 are classified as Level 3 because fair value inputs are largely unobservable. There were three reinsurers covering 100% of the GMIB exposures as of September 30, 2021 and December 31, 2020 as follows:

(In millions)
Line of Business	Reinsurer	September 30, 2021	December 31, 2020	Collateral and Other Terms at September 30, 2021
GMIB	Berkshire	$298	$353	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	179	215
	Liberty Re (Bermuda) Ltd.	160	190	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$637	$758
All reinsurers are rated A- equivalent and higher by an NRSRO.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	September 30, 2021			December 31, 2020
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$895	$16,962	$17,857	$959	$17,172	$18,131
Equity securities	—	551	551	—	501	501
Commercial mortgage loans	40	1,485	1,525	13	1,406	1,419
Policy loans	—	1,329	1,329	—	1,351	1,351
Other long-term investments	—	3,429	3,429	—	2,832	2,832
Short-term investments	439	—	439	359	—	359
Total	$1,374	$23,756	$25,130	$1,331	$23,262	$24,593

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at September 30, 2021:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$914	$920
Due after one year through five years	5,316	5,543
Due after five years through ten years	5,799	6,161
Due after ten years	3,975	4,759
Mortgage and other asset-backed securities	457	474
Total	$16,461	$17,857
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2021
Federal government and agency	$277	$—	$105	$—	$382
State and local government	153	—	16	—	169
Foreign government	2,317	—	235	(33)	2,519
Corporate	13,257	(11)	1,136	(69)	14,313
Mortgage and other asset-backed	457	—	21	(4)	474
Total	$16,461	$(11)	$1,513	$(106)	$17,857
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,282	$(3)	$721	$(9)	$2,991
December 31, 2020
Federal government and agency	$334	$—	$122	$—	$456
State and local government	150	—	17	—	167
Foreign government	2,201	—	318	(8)	2,511
Corporate	13,108	(19)	1,506	(33)	14,562
Mortgage and other asset-backed	427	(7)	27	(12)	435
Total	$16,220	$(26)	$1,990	$(53)	$18,131
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in total above) (1)	$2,282	$(5)	$838	$(3)	$3,112
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
The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. Our allowance for credit losses on debt securities was not material as of September 30, 2021 and December 31, 2020.

	September 30, 2021				December 31, 2020
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$2,583	$2,660	$(77)	799	$1,026	$1,045	$(19)	300
Below investment grade	558	571	(13)	695	381	405	(24)	232
More than one year
Investment grade	115	123	(8)	67	18	18	—	6
Below investment grade	201	209	(8)	45	90	100	(10)	33
Total	$3,457	$3,563	$(106)	1,606	$1,515	$1,568	$(53)	571

Equity Securities
The following table provides the values of the Company's equity security investments as of September 30, 2021 and December 31, 2020. The amount of impairments or value changes resulting from observable price changes on equity securities still held was not material to the financial statements as of September 30, 2021 or December 31, 2020.

	September 30, 2021		December 31, 2020
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$203	$180	$180	$202
Equity securities with no readily determinable fair value	227	332	225	255
Hybrid equity securities	57	39	58	44
Total	$487	$551	$463	$501

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

Loan-to-value and debt service coverage ratio are the two most significant contributors to the credit quality ratings that the Company uses to evaluate and monitor credit risk in its commercial mortgage loan portfolio. The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio as of September 30, 2021 and December 31, 2020:

(Dollars in millions)	September 30, 2021			December 31, 2020
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$563	2.18		$533	2.28
60% to 79%	839	1.84		751	2.08
80% to 100%	129	1.47		141	1.33
Allowance for credit losses	(6)			(6)
Total	$1,525	1.93	61%	$1,419	2.08	61%
All commercial mortgage loans in the Company's portfolio are current as of September 30, 2021 and December 31, 2020.

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

	Carrying value as of
(In millions)	September 30, 2021	December 31, 2020
Real estate investments	$1,161	$951
Securities partnerships	2,098	1,737
Other	170	144
Total	$3,429	$2,832

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

The gross fair values of our derivative financial instruments are presented in Note 10. As of September 30, 2021 and December 31, 2020, the effects of derivative financial instruments used in these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from Accumulated other comprehensive income into Shareholders' net income, amounts excluded from the assessment of hedge effectiveness and fair values of assets posted or held as collateral supporting these fair values. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		September 30, 2021	December 31, 2020
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds.	Foreign currency swap contracts	$1,070	$925
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$750	$—
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros, Korean Won and Taiwan Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets.	Foreign currency swap contracts	$526	$526
	Foreign currency forward contracts	$697	$636
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company’s foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$671	$538
Economic hedge: To hedge against the foreign exchange depreciation of certain foreign subsidiary earnings denominated in South Korean Won. The notional value of hedging instruments aligns with the U.S. dollar equivalent of hedged foreign-denominated earnings.	Average rate option contracts	$120	$—
The Company implemented two new hedging strategies during the second quarter of 2021 that are described in the above table and are accounted for as follows:
• Fair value hedges of the interest rate exposure on the Company’s long-term debt: Using fair value hedge accounting, the fair values of the swap contracts are reported in Other assets or Other liabilities. The critical terms of these swaps match those of the long-term debt being hedged. As a result, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by the Secured Overnight Financing Rate ("SOFR"). The effects of those adjustments on interest expense are offset by the effects of corresponding changes in the swaps' fair value. The net impact from the hedge reported in Interest expense and other reflects interest expense on the hedged debt at the variable interest rate. Cash flows relating to these contracts are reported in Operating activities.

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

C.Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company’s separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$44	$24	$114	$33
Credit loss (expense) recoveries	24	8	14	(41)
Other investment asset write-downs	—	—	—	(10)
Net realized investment gains (losses), before income taxes	$68	$32	$128	$(18)
Net realized investment gains, excluding credit loss expense and asset write-downs for the nine months ended September 30, 2021 was primarily driven by mark-to-market gains on equity securities and gains on the sales of real estate partnerships, partially offset by mark-to-market losses on derivatives. This activity for the nine months ended September 30, 2020 primarily represent gains on sales of debt securities, partially offset by mark-to-market losses on equity securities and derivatives. Credit loss (expense) recoveries on invested assets reflect credit losses incurred on debt securities primarily relating to issuers in certain industries that have been impacted by the global COVID-19 pandemic. Realized gains and losses on equity securities still held at September 30, 2021 and 2020 were not material.

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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of September 30, 2021 and December 31, 2020 about the Company’s financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company’s Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020
Financial assets at fair value
Debt securities
Federal government and agency	$141	$207	$241	$249	$—	$—	$382	$456
State and local government	—	—	169	167	—	—	169	167
Foreign government	—	—	2,505	2,498	14	13	2,519	2,511
Corporate	—	—	13,600	13,878	713	684	14,313	14,562
Mortgage and other asset-backed	—	—	333	309	141	126	474	435
Total debt securities	141	207	16,848	17,101	868	823	17,857	18,131
Equity securities (1)	23	50	165	165	31	31	219	246
Short-term investments	—	—	439	325	—	—	439	325
Derivative assets (2)	—	—	126	72	—	—	126	72
Financial liabilities at fair value
Derivative liabilities	$—	$—	$49	$108	$—	$—	$49	$108
(1)Excludes certain equity securities that have no readily determinable fair value.
(2)Derivative assets above include an immaterial amount as of September 30, 2021 and $34 million as of December 31, 2020 that are presented in the Short-term investments category disclosed in Note 9. See Note 9 for more information on our Derivative Financial Instruments.

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

Quantitative Information about Unobservable Inputs
The significant unobservable input used to value our corporate and government debt securities and mortgage and other asset-backed securities is an adjustment for liquidity. This adjustment is needed to reflect current market conditions and issuer circumstances when there is limited trading activity for the security. The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities as of September 30, 2021 and December 31, 2020. The range and weighted average basis point (“bps”) amounts for liquidity reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	September 30, 2021	December 31, 2020	Unobservable input September 30, 2021	September 30, 2021		December 31, 2020
Debt securities
Corporate and government debt securities	$727	$696	Liquidity	60 - 2300 (460)	bps	60 - 1370 (470)	bps
Mortgage and other asset-backed securities	141	126	Liquidity	60 - 390 (90)	bps	60 - 380 (80)	bps
Securities not priced by the Company (1)	—	1
Total Level 3 debt securities	$868	$823
(1)The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2021 and 2020. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Debt and Equity Securities
Beginning balance	$854	$860	$854	$555
Total gains (losses) included in shareholders’ net income	3	(1)	(8)	4
Gains (losses) included in other comprehensive income	2	17	(7)	(42)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	1	7	(6)	4
Purchases, sales and settlements
Purchases	37	3	108	67
Sales	(36)	(1)	(36)	(13)
Settlements	(1)	(8)	(26)	(15)
Total purchases, sales and settlements	—	(6)	46	39
Transfers into/(out of) Level 3
Transfers into Level 3	58	102	181	629
Transfers out of Level 3	(19)	(33)	(161)	(243)
Total transfers into/(out of) Level 3	39	69	20	386
Ending balance	$899	$946	$899	$946
Total gains (losses) included in Shareholders’ net income attributable to instruments held at the reporting date	$(3)	$—	$(3)	$(2)
Change in unrealized gains or losses included in Other comprehensive income for assets held at the end of the reporting period	$2	$17	$(8)	$(37)
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
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2021 and 2020 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. Transfers into and out of Level 3 were higher in 2020 due to significant fluctuations in unobservable inputs experienced as a result of the uncertainty over the economic impacts related to COVID-19. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company’s Consolidated Statements of Income and Cash Flows.

Fair values of Separate account assets at September 30, 2021 and December 31, 2020 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Guaranteed separate accounts (See Note 15)	$223	$226	$290	$297	$—	$—	$513	$523
Non-guaranteed separate accounts (1)	1,982	1,925	5,463	5,600	345	355	7,790	7,880
Subtotal	$2,205	$2,151	$5,753	$5,897	$345	$355	8,303	8,403
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							847	683
Separate account assets per Consolidated Balance Sheets							$9,150	$9,086
(1)Non-guaranteed separate accounts included $4.4 billion as of September 30, 2021 and $4.2 billion as of December 31, 2020 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 as of September 30, 2021 and December 31, 2020.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2021 or 2020.
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

	Fair Value as of		Unfunded Commitment as of September 30, 2021	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	September 30, 2021	December 31, 2020
Securities partnerships	$534	$463	$253	Not applicable	Not applicable
Real estate funds	309	215	—	Quarterly	30 - 90 days
Hedge funds	4	5	—	Up to annually, varying by fund	30 - 90 days
Total	$847	$683	$253
As of September 30, 2021, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

B.Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value, such as commercial mortgage loans that are carried at unpaid principal, investment real estate that is carried at depreciated cost and equity securities with no readily determinable fair value when there are no observable market transactions. However, these financial assets and liabilities may be measured using fair value under certain conditions, such as when investments become impaired and are written down to their fair value, or when there are observable price changes from orderly market transactions of equity securities that otherwise had no readily determinable fair value.

For the nine months ended September 30, 2021 and 2020, no impairments were recognized requiring these assets to be measured at fair value. Realized investment gains and losses from these observable price changes for the nine months ended September 30, 2021 and September 30, 2020 were not material.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2021 and December 31, 2020. In addition to universal life products and finance leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	September 30, 2021		December 31, 2020
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,563	$1,525	$1,456	$1,419
Long-term debt, including current maturities, excluding finance leases	Level 2	$35,794	$31,579	$37,676	$31,835
Note 11 – Variable Interest Entities
We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined it was not a primary beneficiary in any material variable interest entity as of September 30, 2021 or December 31, 2020. The Company’s involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2020. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2020 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Securities and Derivatives
Beginning balance	$749	$1,256	$900	$975
Appreciation (depreciation) on securities and derivatives	59	159	(113)	499
Tax (expense) benefit	(16)	(27)	9	(96)
Net appreciation (depreciation) on securities and derivatives	43	132	(104)	403
Reclassification adjustment for (gains) losses included in Shareholders' net income (Net realized investment (gains) losses)	(14)	(16)	(20)	(3)
Reclassification adjustment for tax expense included in Shareholders’ net income	3	4	5	1
Net (gains) losses reclassified from AOCI to Shareholders' net income	(11)	(12)	(15)	(2)
Other comprehensive income (loss), net of tax	32	120	(119)	401
Ending balance	$781	$1,376	$781	$1,376

Translation of foreign currencies
Beginning balance	$(113)	$(374)	$(15)	$(275)
Translation of foreign currencies	(118)	102	(216)	7
Tax (expense) benefit	(7)	7	(12)	(3)
Other comprehensive income (loss), net of tax	(125)	109	(228)	4
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(1)	(4)	(6)	(10)
Shareholders' other comprehensive income (loss), net of tax	(124)	113	(222)	14
Ending balance	$(237)	$(261)	$(237)	$(261)

Postretirement benefits liability
Beginning balance	$(1,713)	$(1,670)	$(1,746)	$(1,641)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	21	18	60	54
Reclassification adjustment for settlement (Interest expense and other)	—	—	4	—
Reclassification adjustment for tax (benefit) included in Shareholders’ net income	(5)	(4)	(15)	(13)
Net adjustments reclassified from AOCI to Shareholders' net income	16	14	49	41
Valuation update	—	—	—	(73)
Tax benefit	—	—	—	17
Net change due to valuation update	—	—	—	(56)
Other comprehensive income (loss), net of tax	16	14	49	(15)
Ending balance	$(1,697)	$(1,656)	$(1,697)	$(1,656)

Note 13 – Leases
Operating and finance lease Right-of-Use (“ROU”) assets and lease liabilities were as follows:

(In millions)	September 30, 2021	December 31, 2020
Operating leases:
Operating lease ROU assets	$519	$552

Accrued expenses and other liabilities	$145	$152
Other non-current liabilities	460	491
Total operating lease liabilities	$605	$643

Finance leases:
Property and equipment, gross	$96	$98
Accumulated depreciation	(45)	(46)
Property and equipment, net	$51	$52

Short-term debt	$23	$18
Long-term debt	30	36
Total finance lease liabilities	$53	$54
Note 14 – Income Taxes
Income Tax Expense
The 21.7% effective tax rate for the nine months ended September 30, 2021 was higher than the 20.8% rate for the same period in 2020. This increase is primarily attributable to the absence of favorable items which reduced the rate in 2020, including settlements of uncertain tax positions and the remeasurement of deferred state income taxes due to changes in statutory rates and adjustments in apportionment factors, partially offset by the elimination of the nondeductible health insurance industry tax in 2021.
Note 15 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2021, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $440 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2021. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2021 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of September 30, 2021.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the nine months ended September 30, 2021.
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
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties’ rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues (“Anthem’s Allegations”). On April 19, 2016, in response to Anthem’s complaint, Express Scripts filed its answer denying Anthem’s Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem’s motion to dismiss two of six counts of Express Scripts’ amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Anthem’s completed filing of its Response to Express Scripts’ Motion for Summary Judgment on October 16, 2021. Express Scripts’ Reply in Support of its Motion for Summary Judgment is due November 19, 2021. There is no tentative trial date.

Regulatory Matters
Civil Investigative Demand. The U.S. Department of Justice (“DOJ”) is conducting industry-wide investigations of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D including medical chart reviews and health exams. For certain Medicare Advantage organizations, those investigations have resulted in litigation. The Company has received information requests (civil investigative demands) from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York ("SDNY")). We are continuing to cooperate with the DOJ and have responded and continue to respond to its requests. Additionally, in relation to the SDNY’s investigation, a qui tam action that was filed by a relator in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of Cigna’s Medicare Advantage business. The DOJ has not intervened in the case at this time. On September 29, 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee.
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
The following tables present the special items recorded by the Company for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax
Debt extinguishment costs	$—	$—	$—	$—	$110	$141	$151	$199
Integration and transaction-related (benefits) costs (Selling, general and administrative expenses)	(35)	13	83	112	1	58	256	339
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	—	—	—	—	(21)	(27)	19	25
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	—	—	—	—	24	31
Risk corridors recovery (Selling, general and administrative expenses)	—	—	(76)	(101)	—	—	(76)	(101)
Contractual adjustment for a former client (Pharmacy revenues)	—	—	(89)	(117)	—	—	(155)	(204)
Total impact from special items	$(35)	$13	$(82)	$(106)	$90	$172	$219	$289

Summarized segment financial information was as follows:

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2021
Revenues from external customers	$32,668	$9,588	$1,500	$63	$1	$43,820
Inter-segment revenues	942	587	—	—	(1,529)
Net investment income	4	322	66	77	(1)	468
Total revenues	33,614	10,497	1,566	140	(1,529)	44,288
Net realized investment results from certain equity method investments	—	—	22	—	—	22
Adjusted revenues	$33,614	$10,497	$1,588	$140	$(1,529)	$44,310
Income (loss) before taxes	$1,074	$1,075	$199	$32	$(321)	$2,059
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(10)	—	(6)	—	—	(16)
Net realized investment (gains) losses	—	(93)	46	1	—	(46)
Amortization of acquired intangible assets	484	6	11	—	—	501
Special items
Integration and transaction-related (benefits) costs	—	—	—	—	13	13
Pre-tax adjusted income (loss) from operations	$1,548	$988	$250	$33	$(308)	$2,511

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2020
Revenues from external customers	$29,016	$9,047	$1,439	$1,156	$—	$40,658
Inter-segment revenues	926	478	—	6	(1,410)
Net investment income	2	104	38	152	1	297
Total revenues	29,944	9,629	1,477	1,314	(1,409)	40,955
Net realized investment results from certain equity method investments	—	—	(37)	—	—	(37)
Special item related to contractual adjustment for a former client	(117)	—	—	—	—	(117)
Adjusted revenues	$29,827	$9,629	$1,440	$1,314	$(1,409)	$40,801
Income (loss) before taxes	$1,086	$846	$253	$97	$(478)	$1,804
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(5)	—	(5)	—	—	(10)
Net realized investment (gains) losses	—	6	(48)	(27)	—	(69)
Amortization of acquired intangible assets	479	6	8	—	—	493
Special items
Integration and transaction-related (benefits) costs	—	—	—	—	112	112
Risk corridors recovery	—	(101)	—	—	—	(101)
Contractual adjustment for a former client	(117)	—	—	—	—	(117)
Pre-tax adjusted income (loss) from operations	$1,443	$757	$208	$70	$(366)	$2,112

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2021
Revenues from external customers	$93,640	$28,879	$4,526	$175	$1	$127,221
Inter-segment revenues	3,174	1,692	—	—	(4,866)
Net investment income	12	744	180	233	—	1,169
Total revenues	96,826	31,315	4,706	408	(4,865)	128,390
Net realized investment results from certain equity method investments	—	—	12	—	—	12
Adjusted revenues	$96,826	$31,315	$4,718	$408	$(4,865)	$128,402
Income (loss) before taxes	$2,752	$3,144	$685	$67	$(1,178)	$5,470
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(21)	—	(18)	—	—	(39)
Net realized investment (gains) losses (1)	4	(172)	49	3	—	(116)
Amortization of acquired intangible assets	1,449	20	30	—	—	1,499
Special items
Debt extinguishment costs	—	—	—	—	141	141
Integration and transaction-related (benefits) costs	—	—	—	—	58	58
(Benefits) charges associated with litigation matters	—	—	—	—	(27)	(27)
Pre-tax adjusted income (loss) from operations	$4,184	$2,992	$746	$70	$(1,006)	$6,986

(In millions)	Evernorth	U.S. Medical	International Markets	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2020
Revenues from external customers	$82,986	$26,999	$4,325	$3,506	$—	$117,816
Inter-segment revenues	2,785	1,448	—	17	(4,250)
Net investment income	30	279	104	458	2	873
Total revenues	85,801	28,726	4,429	3,981	(4,248)	118,689
Net realized investment results from certain equity method investments	—	—	(87)	—	—	(87)
Special item related to contractual adjustment for a former client	(204)	—	—	—	—	(204)
Adjusted revenues	$85,597	$28,726	$4,342	$3,981	$(4,248)	$118,398
Income (loss) before taxes	$2,551	$3,529	$877	$298	$(1,765)	$5,490
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(12)	—	(15)	—	—	(27)
Net realized investment (gains) losses (1)	—	28	(75)	(22)	—	(69)
Amortization of acquired intangible assets	1,439	23	22	3	—	1,487
Special items
Debt extinguishment costs	—	—	—	—	199	199
Integration and transaction-related (benefits) costs	—	—	—	—	339	339
(Benefits) charges associated with litigation matters	—	—	—	—	25	25
Charge for organizational efficiency plan	—	—	—	—	31	31
Risk corridors recovery	—	(101)	—	—	—	(101)
Contractual adjustment for a former client	(204)	—	—	—	—	(204)
Pre-tax adjusted income (loss) from operations	$3,774	$3,479	$809	$279	$(1,171)	$7,170
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Products (Pharmacy revenues) (ASC 606)
Network revenues	$15,797	$13,968	$45,390	$39,200
Home delivery and specialty revenues	13,515	12,422	38,987	36,319
Other	1,701	1,412	4,708	3,945
Total pharmacy revenues	31,013	27,802	89,085	79,464
Insurance premiums (ASC 944)
U.S. Medical premiums
U.S. Commercial
Health Insurance	3,591	3,397	10,692	9,948
Stop loss	1,225	1,146	3,613	3,459
Other	320	281	938	853
U.S. Government
Medicare Advantage	2,079	1,895	6,287	5,680
Medicare Part D	315	360	1,175	1,242
Other	1,241	1,117	3,606	3,246
Total U.S. Medical premiums	8,771	8,196	26,311	24,428
International Markets premiums	1,446	1,360	4,338	4,079
Domestic disability, life and accident premiums	—	1,106	—	3,346
Other premiums	58	20	163	75
Total premiums	10,275	10,682	30,812	31,928
Services (ASC 606)
Fees	2,513	2,120	7,185	6,253
Other external revenues	19	54	139	171
Total services	2,532	2,174	7,324	6,424
Total revenues from external customers	$43,820	$40,658	$127,221	$117,816

Evernorth may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. The performance guarantee liability was $1.0 billion as of September 30, 2021 and $1.1 billion as of December 31, 2020.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2021 compared with December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K"). In particular, we encourage you to refer to the “Risk Factors” contained in Part I, Item 1A of the 2020 Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, personalized and innovative solutions for our customers and clients, including in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions, including the sale of our international life, accident and supplemental benefits business; and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations; risks related to strategic transactions and realization of the expected benefits of such transactions, including with respect to the sale of our international life, accident and supplemental benefits business, as well as integration difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits, investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, stock market or interest rate declines, risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors of our 2020 Form 10-K, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K, this MD&A and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).
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

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. The commentary provided below describes our results for the three and nine months ended September 30, 2021 compared with the same periods in 2020. Unless specified otherwise, commentary applies to both the three and nine month periods.
Summarized below are certain key measures of our performance by segment for the three and nine months ended September 30, 2021 and 2020:

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2021	2020	% Change	2021	2020	% Change
Revenues
Adjusted revenues by segment
Evernorth	$33,614	$29,827	13%	$96,826	$85,597	13%
U.S. Medical	10,497	9,629	9	31,315	28,726	9
International Markets	1,588	1,440	10	4,718	4,342	9
Other Operations	140	1,314	(89)	408	3,981	(90)
Corporate, net of eliminations	(1,529)	(1,409)	(9)	(4,865)	(4,248)	(15)
Adjusted revenues	44,310	40,801	9	128,402	118,398	8
Net realized investment results from certain equity method investments	(22)	37	N/M	(12)	87	N/M
Special items	—	117	N/M	—	204	N/M
Total revenues	$44,288	$40,955	8%	$128,390	$118,689	8%
Shareholders’ net income	$1,621	$1,388	17%	$4,249	$4,323	(2)%
Adjusted income from operations	$1,936	$1,618	20%	$5,408	$5,528	(2)%
Earnings per share (diluted)
Shareholders’ net income	$4.80	$3.78	27%	$12.32	$11.66	6%
Adjusted income from operations	$5.73	$4.41	30%	$15.69	$14.91	5%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$1,548	$1,443	7%	$4,184	$3,774	11%
U.S. Medical	988	757	31	2,992	3,479	(14)
International Markets	250	208	20	746	809	(8)
Other Operations	33	70	(53)	70	279	(75)
Corporate, net of eliminations	(308)	(366)	16	(1,006)	(1,171)	14
Consolidated pre-tax adjusted income from operations	2,511	2,112	19	6,986	7,170	(3)
Income attributable to noncontrolling interests	16	10	60	39	27	44
Net realized investment gains (losses) (1)	46	69	(33)	116	69	68
Amortization of acquired intangible assets	(501)	(493)	(2)	(1,499)	(1,487)	(1)
Special items	(13)	106	N/M	(172)	(289)	40
Income before income taxes	$2,059	$1,804	14%	$5,470	$5,490	—%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

For further analysis and explanation of each segment’s results, see the “Segment Reporting” section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021	2020	% Change		2021	2020	% Change
Pharmacy revenues	$31,013	$27,802	12%		$89,085	$79,464	12%
Premiums	10,275	10,682	(4)		30,812	31,928	(3)
Fees and other revenues	2,532	2,174	16		7,324	6,424	14
Net investment income	468	297	58		1,169	873	34
Total revenues	44,288	40,955	8		128,390	118,689	8
Pharmacy and other service costs	30,070	26,624	13		86,306	76,425	13
Medical costs and other benefit expenses	8,330	8,429	(1)		24,819	23,863	4
Selling, general and administrative expenses	3,093	3,301	(6)		9,368	10,106	(7)
Amortization of acquired intangible assets	501	493	2		1,499	1,487	1
Total benefits and expenses	41,994	38,847	8		121,992	111,881	9
Income from operations	2,294	2,108	9		6,398	6,808	(6)
Interest expense and other	(303)	(336)	10		(915)	(1,101)	17
Debt extinguishment costs	—	—	N/M		(141)	(199)	29
Net realized investment gains (losses)	68	32	113		128	(18)	N/M
Income before income taxes	2,059	1,804	14		5,470	5,490	—
Total income taxes	424	406	4		1,188	1,143	4
Net income	1,635	1,398	17		4,282	4,347	(1)
Less: Net income attributable to noncontrolling interests	14	10	40		33	24	38
Shareholders' net income	$1,621	$1,388	17%		$4,249	$4,323	(2)%
Consolidated effective tax rate	20.6%	22.5%	(190)	bps	21.7%	20.8%	90	bps
Medical customers (in thousands)
U.S. Medical					15,305	15,314	—%
International Markets					1,736	1,668	4
Total					17,041	16,982	—%

Reconciliation of Shareholders’ Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions				Diluted Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
Shareholders’ net income	$1,621	$1,388	$4,249	$4,323	$4.80	$3.78	$12.32	$11.66
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	(42)	(64)	(99)	(75)	(0.12)	(0.17)	(0.29)	(0.20)
Amortization of acquired intangible assets	392	376	1,168	1,061	1.15	1.02	3.40	2.86
Special items
Debt extinguishment costs	—	—	110	151	—	—	0.32	0.41
Integration and transaction-related (benefits) costs	(35)	83	1	256	(0.10)	0.23	—	0.69
(Benefits) charges associated with litigation matters	—	—	(21)	19	—	—	(0.06)	0.05
Charge for organizational efficiency plan	—	—	—	24	—	—	—	0.06
Risk corridors recovery	—	(76)	—	(76)	—	(0.21)	—	(0.20)
Contractual adjustment for a former client	—	(89)	—	(155)	—	(0.24)	—	(0.42)
Total special items	(35)	(82)	90	219	(0.10)	(0.22)	0.26	0.59
Adjusted income from operations	$1,936	$1,618	$5,408	$5,528	$5.73	$4.41	$15.69	$14.91
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the International Markets segment using the equity method of accounting.

COVID-19 Update
As Cigna closely monitors the evolving dynamics of the COVID-19 pandemic, the Company’s commitment to the health and safety of its employees, customers and clients remains our primary focus. Cigna firmly believes COVID-19 vaccinations help control the spread of the virus, limit the severity of the disease and save lives. The Company continues its work to increase vaccinations by enabling, educating and encouraging vaccine acceptance across all eligible populations. Cigna continues to provide access to care and supportive resources to help everyone it serves knowledgeably navigate the pandemic and take care of their physical and mental health during this time.
For the third quarter of 2021, COVID-19 impacts are most notable in our U.S. Medical segment as net unfavorable COVID-19 related impacts increased as compared with the same period in 2020. The unfavorable COVID-19 related impacts include increased direct costs of COVID-19 testing, treatment and vaccines as well as lower risk adjustment revenues in our Medicare Advantage business. For the nine months ended September 30, 2021 compared with the same period in 2020 the net unfavorable impacts reflect increased direct costs of COVID-19 testing, treatment and vaccines, the significant deferral of care by our customers in 2020, lower risk adjustment revenues in our Medicare Advantage business and increased disenrollment resulting from the economic effects of the pandemic. These impacts were partially offset by the absence of the premium relief programs implemented in the second quarter of 2020.
We continue to execute our business continuity plans over our operations such as optimizing purchasing volume across the pharmaceutical supply chain in order to mitigate risk of disruption with prescription drug supply due to ongoing global supply disruptions.
The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. There continues to be uncertainty surrounding the pace, duration and extent of the COVID-19 pandemic and its related impacts — including the vaccination efforts and new COVID-19 variants — on our results for the remainder of 2021 and beyond. We believe that such financial results may continue to be impacted by, among other things, vaccine related costs, higher medical costs to treat those affected by the virus, lower customer volumes due to a disrupted employment market, lower risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles in our Medicare Advantage business, the pace at which costs return as well as the severity of costs for those who had previously deferred care, the potential for future deferral of care, or volatility in the economic markets.
For further information regarding the potential impact of COVID-19 on the Company, see “Risk Factors” contained in Part I, Item 1A of our 2020 Form 10-K.
Commentary: Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
The commentary presented below, and in the segment discussions that follow, compare results for the three and nine months ended September 30, 2021 with results for the three and nine months ended September 30, 2020. Unless otherwise specified, commentary applies to both the three and nine month periods.
Shareholders’ net income increased for the three months ended September 30, 2021 compared with the same period last year, primarily driven by higher adjusted income from operations (see below). For the nine months ended September 30, 2021, shareholders' net income decreased slightly compared with the same period last year, reflecting a decline in adjusted income from operations (see below). For the nine months ended September 30, 2021 shareholders' net income increased on a per-share basis compared with the same period last year due to the favorable effect of the share repurchase program.
Adjusted income from operations increased for the three months ended September 30, 2021 compared with the same period last year, primarily resulting from higher earnings across our reporting segments, partially offset by the absence of earnings from the sold Group Disability and Life business. The increase in earnings in the Evernorth segment was primarily attributable to effective management of supply chain and business growth; in the U.S. Medical and International segments, earnings growth largely reflected significantly higher net investment income (see net investment income discussion below). For the nine months ended September 30, 2021, adjusted income from operations declined compared with the same period last year, primarily due to lower earnings in U.S. Medical reflecting the unfavorable impacts of COVID-19 and the absence of earnings from the sold Group Disability and Life business. These unfavorable effects were partially offset by increased earnings in the Evernorth segment. For the nine months ended September 30, 2021, adjusted income from operations increased on a per-share basis compared with the same period last year due to the favorable effect of the share repurchase program.

Medical customers were flat, reflecting growth in our Select, Individual, International Markets and Medicare Advantage businesses, offset by a lower customer base in our National Accounts and Middle Markets segments including disenrollment resulting from the economic impacts of the COVID-19 pandemic.
Pharmacy revenues increased, reflecting inflation on branded drugs and higher claim volume, primarily due to our collaboration with Prime Therapeutics. See the "Evernorth segment" section of this MD&A for further discussion of Pharmacy revenues.
Premiums were lower, reflecting the sale of the Group Disability and Life business. This effect was partially offset by an increase in U.S. Medical premiums resulting from increased customers in our insured businesses, higher premium rates due to anticipated underlying medical cost trend and, for the nine months ended September 30,2021 the absence of premium relief programs implemented in the second quarter of 2020 in response to deferred care due to the COVID-19 pandemic.
Fees and other revenues increased, primarily driven by growth in Evernorth's pharmacy services business.
Net investment income increased due to strong returns on our securities limited partnership investments, partially offset by lower average assets due to the sale of the Group Disability and Life business. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased, reflecting inflation on branded drugs and higher claim volume, primarily due to our collaboration with Prime Therapeutics.
Medical costs and other benefit expenses decreased slightly for the three months ended September 30, 2021 compared with the same period last year, reflecting the sale of the Group Disability and Life business, largely offset by an increase in U.S. Medical due to higher costs of COVID-19 treatment, testing and vaccines and customer growth in our insured businesses. For the nine months ended September 30, 2021, the increase compared with the same period last year was due to higher medical costs in U.S. Medical for the reasons cited above and a significant reduction in deferred care in 2021 as compared to 2020. Most care was deferred in the second quarter of 2020, with claims returning to more normal levels beginning in the third quarter of 2020. These unfavorable effects were partially offset by the sale of the Group Disability and Life business.
Selling, general and administrative expenses decreased, primarily resulting from the sale of the Group Disability and Life business and the elimination of the health insurance industry tax. These favorable effects were partially offset by expense growth in Evernorth and U.S. Medical reflecting business growth.
Interest expense and other decreased due to lower levels of average outstanding debt resulting from debt repayments.
Debt extinguishment costs were lower for the nine months ended September 30, 2021 compared with the same period last year because the debt repaid in 2021 had lower interest rates than the debt repaid in 2020.
Realized investment results significantly improved, primarily due to favorable market value adjustments on equity securities in 2021 compared with 2020 and lower credit loss reserves on debt securities.
Effective tax rate. The decrease for the three months ended September 30, 2021 compared with the same period last year primarily reflects the repeal of the nondeductible health insurance industry tax in 2021. For the nine months ended September 30, 2021, the effective tax rate was higher than the same period last year, driven by recognition of certain incremental federal and state tax benefits in the first quarter of 2020, partially offset by the repeal of the nondeductible health insurance industry tax in 2021.

Developments
Medicare Star Quality Ratings (“Star Ratings”)

The Centers for Medicare & Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage (“MA”) plans perform, scoring how well plans perform in several categories, including quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 87% of our MA customers were in four star or greater plans for bonus payments received in 2021 and approximately 88% were in four star or greater plans for bonus payments to be received in 2022; we expect this percentage to increase to 89% for bonus payments to be received in 2023.

Agreement to sell International Markets life, accident and supplemental benefits businesses
Cigna entered into a definitive agreement in October 2021 to sell its life, accident and supplemental benefits businesses in seven countries to Chubb INA Holdings, Inc. ("Chubb") for $5.75 billion cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in 2022. The “Liquidity and Capital Resources” section of this MD&A provides discussion of the expected impact of this transaction to liquidity.

Purchase of MDLIVE
As discussed in Note 4 to the Consolidated Financial Statements, on April 19, 2021 Cigna's Evernorth segment completed the acquisition of MDLIVE, Inc., a 24/7 virtual care platform. The acquisition of MDLIVE will enable Evernorth to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers. The “Liquidity and Capital Resources” section of this MD&A provides discussion of the impact of this transaction on liquidity.

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
The Patient Protection and Affordable Care Act ("ACA")
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
Corporate Tax Reform. Recent proposals related to corporate tax reform propose raising corporate taxes, among other things. Some proposed reforms could have a material impact on our future results of operations. We will continue to monitor developments.
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
Transparency in Coverage. As previously disclosed in our 2020 Form 10-K, in October 2020, the Departments of Health and Human Services, Labor and the Treasury issued a final rule that requires most group health plans and health insurance issuers in the individual and group markets to disclose price and cost-sharing information for all items and services to participants and enrollees (the “Rule”). On August 20, 2021, the agencies jointly released guidance regarding the implementation of the Rule. Importantly, the guidance announced that the agencies will (i) indefinitely defer enforcement of the Rule’s requirement that plans and issuers publish machine-readable files relating to prescription drug pricing pending further rulemaking and (ii) defer enforcement of the Rule’s requirement to publish the remaining machine-readable files until July 1, 2022.
Risk Adjustment. As discussed in the “Regulation” and “Risk Factors” sections of our 2020 Form 10-K, our MA business is subject to reviews, including risk adjustment data validation (“RADV”) audits by CMS and the Office of the Inspector General (“OIG”). We expect that CMS, OIG and other federal agencies will continue to closely scrutinize components of the Medicare program.
The “Regulation” section of our 2020 Form 10-K also discusses a proposed rule issued by CMS in 2018 for RADV audits of contract year 2011 and all subsequent years that included, among other things, extrapolation of the error rate related to RADV audit findings without applying the adjustment for underlying fee-for-service data errors as currently contemplated by CMS’ RADV audit methodology. RADV audits for our contract years 2011 through 2015 are currently in process. CMS has announced its intent to use third-party auditors to audit all MA contracts by either a comprehensive or a targeted RADV review for each contract year. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other MA organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019 and CMS issued guidance on October 20, 2021 extending the timeline to finalize the proposed rule until November 2022. If CMS adopts the rule as proposed, there could be a material impact on the Company’s future results of operations, though we expect the rule would be subject to legal challenges. In addition, the Company is subject to OIG RADV audits that are in process.
Also, as described in Note 15 to the Consolidated Financial Statements, the U.S. Department of Justice is currently conducting an industry-wide investigation of risk adjustment data submission practices and business processes, which in the case of certain other MA organizations has resulted in litigation.

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
Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Operating activities	$2,916	$6,056
Investing activities	$(3,734)	$(1,444)
Financing activities	$(5,841)	$(3,812)

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2021 compared with the same period in 2020.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash flows from operating activities decreased, driven by increases in accounts receivable due to higher pharmacy claim volume and business growth, the timing of accounts payable and accrued liabilities, and approximately $800 million of tax payments related to the gain on sale of the Group Disability and Life business, partially offset by absence of the health insurance industry tax payment.

Investing and Financing activities
Cash flows used in investing activities increased, primarily due to the acquisition of MDLIVE and lower investment sale activity.
Cash used in financing activities increased, primarily due to higher stock repurchases including shares purchased pursuant to the ASR agreements (described below) and an increase in dividends paid, partially offset by lower debt repayments.
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
On August 23, 2021, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements (“ASR agreements”) with Morgan Stanley & Co. LLC and JP Morgan Chase Bank, N.A. (collectively, the “Counterparties”) to repurchase $2.0 billion of common stock in aggregate. On August 24, 2021, in accordance with the ASR agreements we remitted $2.0 billion to the Counterparties and received an initial delivery of 7.7 million shares of our common stock. The final number of shares to be received under the ASR agreements will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. We expect final settlement under the ASR agreements to occur in the fourth quarter of 2021. At final settlement, we may be entitled to receive additional shares of our common stock from the Counterparties or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock.
For the nine months ended September 30, 2021, we repurchased 26.5 million shares for approximately $6.3 billion including the $2.0 billion paid under the ASR agreements. Share repurchase authority was $6.6 billion as of November 3, 2021.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $2.1 billion and $1.6 billion for the nine months ended September 30, 2021 and 2020, respectively. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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

At September 30, 2021, our debt-to-capitalization ratio was 42.0%, an increase from 39.5% at December 31, 2020, reflecting an increase in short term debt levels in conjunction with the execution of the ASR agreements.
Sale of life, accident and supplemental benefits businesses in seven countries. Cigna entered into a definitive agreement in October 2021 to sell its life, accident and supplemental benefits businesses in seven countries to Chubb INA Holdings, Inc. ("Chubb") for $5.75 billion cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in 2022. Cigna estimates it will receive approximately $5.4 billion of net after-tax proceeds from this transaction and expects to utilize the after-tax proceeds from the transaction primarily for share repurchases.
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
Commercial Paper Program. Cigna maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker dealers at any time not to exceed an aggregate amount of $5.0 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes.
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
Liquidity and Capital Resources Outlook
We maintain sufficient liquidity to meet our cash needs through our cash and cash equivalents balances, cash flows from operations, commercial paper program, credit agreements and the issuance of long-term debt and equity securities. As of September 30, 2021, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $2.3 billion of remaining capacity under our commercial paper program and $3.9 billion in cash and short-term investments, approximately $810 million of which was held by the parent company or certain non-regulated subsidiaries. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy. A description of our outstanding debt can be found in Note 6 to the Consolidated Financial Statements.
For the first nine months of 2021, Cigna declared and paid quarterly cash dividends of $1.00 per share of Cigna common stock. On October 27, 2021 the Board of Directors declared a quarterly cash dividend of $1.00 per share of Cigna common stock to be paid on December 22, 2021 to shareholders of record on December 7, 2021. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of our 2020 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $875 million from its subsidiaries without further approvals as of September 30, 2021.

Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 15 to the Consolidated Financial Statements for discussion of various guarantees.
We have updated long-term debt obligations and purchase obligations as of September 30, 2021 which were previously provided in our 2020 Form 10-K. Investment commitments are described in Note 9 to the Consolidated Financial Statements. There have been no material changes to other information presented in our table of guarantees and contractual obligations set forth in our 2020 Form 10-K.

(In millions, on an undiscounted basis)	Total	2021	2022 to 2023	2024 to 2025	Thereafter
On-Balance Sheet
Long-term debt (1)	$48,499	$319	$5,876	$6,735	$35,569
Off-Balance Sheet
Purchase Obligations	$3,428	$918	$1,628	$563	$319
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
Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2020 Form 10-K. As of September 30, 2021, there were no significant changes to the critical accounting estimates from what was reported in our 2020 Form 10-K.
Goodwill and Other Intangible Assets
Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2021. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by significant margins.
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

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Total revenues	$33,614	$29,944	12%		$96,826	$85,801	13%
Less: Contractual adjustment for a former client	—	(117)	N/M		—	(204)	N/M
Adjusted revenues(1)	$33,614	$29,827	13%		$96,826	$85,597	13%
Gross profit	$2,161	$2,107	3%		$6,079	$5,589	9%
Adjusted gross profit(1)	$2,161	$1,990	9%		$6,079	$5,385	13%
Pre-tax adjusted income from operations	$1,548	$1,443	7%		$4,184	$3,774	11%
Pre-tax adjusted margin	4.6%	4.8%	(20)	bps	4.3%	4.4%	(10)	bps

	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2021	2020			2021	2020
Selected Financial Information(1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$16,488	$14,522	14%		$47,792	$41,179	16%
Adjusted home delivery and specialty revenues	13,796	12,699	9		39,911	37,111	8
Other revenues	1,701	1,412	20		4,708	3,946	19
Total adjusted pharmacy revenues	$31,985	$28,633	12%		$92,411	$82,236	12%
Pharmacy script volume
Adjusted network scripts(2)	340	309	10%		1,002	890	13%
Adjusted home delivery and specialty scripts(2)	71	72	(1)		212	215	(1)
Total adjusted scripts(2)	411	381	8%		1,214	1,105	10%
Generic fill rate
Network	86.3%	87.0%	(70)	bps	86.3%	87.9%	(160)	bps
Home delivery	85.9%	85.3%	60	bps	85.8%	85.1%	70	bps
Overall generic fill rate	86.3%	86.9%	(60)	bps	86.3%	87.6%	(130)	bps
(1)Amounts exclude special items.
(2)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
Adjusted network revenues. The increases reflected increased prices, primarily due to inflation on branded drugs and higher claims volume, primarily due to our collaboration with Prime Therapeutics. These increases were partially offset by claims mix, primarily due to an increase in the generic fill rate when excluding the impact of COVID-19 vaccines.
Adjusted home delivery and specialty revenues. The increases reflected increased prices, primarily due to inflation on branded drugs, as well as higher specialty claims volume due in part to our collaboration with Prime Therapeutics. These increases were partially offset by lower home delivery claims volume and claims mix due to an increase in the generic fill rate.
Other revenues. The increases reflected higher volume from our CuraScript Specialty Distribution business.

Adjusted gross profit. For the three and nine months ended September 30, 2021, the increase reflected benefits from the effective management of supply chain, customer growth and higher adjusted pharmacy script volumes, primarily due to our collaboration with Prime Therapeutics. For the nine months ended September 30, 2021, the increase also reflected an increase in specialty pharmacy services.

Pre-tax adjusted income from operations. For the three and nine months ended September 30, 2021, the increase reflected benefits from the effective management of supply chain, customer growth and higher adjusted pharmacy script volumes, primarily due to our collaboration with Prime Therapeutics, partially offset by strategic investments. For the nine months ended September 30, 2021, the increase also reflected an increase in specialty pharmacy services.

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
Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Adjusted revenues	$10,497	$9,629	9%		$31,315	$28,726	9%
Pre-tax adjusted income from operations	$988	$757	31%		$2,992	$3,479	(14)%
Pre-tax adjusted margin	9.4%	7.9%	150	bps	9.6%	12.1%	(250)	bps
Medical care ratio	84.4%	82.6%	(180)	bps	83.9%	77.2%	(670)	bps
Expense ratio	20.1%	21.8%	170	bps	20.0%	22.2%	220	bps

Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
Adjusted revenues increased for the three months and nine months ended September 30, 2021 compared with the same periods in 2020 reflecting customer growth in our Medicare Advantage and Individual businesses, higher premium rates due to anticipated underlying medical cost trend and higher net investment income. The nine months ended increase also reflects the absence of the premium relief programs for clients implemented in the second quarter of 2020 in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Pre-tax adjusted income from operations increased for the three months ended September 30, 2021 compared with the same period in 2020. The increase is due to higher net investment income, increased specialty contributions and the repeal of the health insurance industry tax; partially offset by net unfavorable COVID-19 related impacts. The unfavorable COVID-19 related impacts include increased direct costs of COVID-19 testing, treatment and vaccines as well as lower risk adjustment revenues in our Medicare Advantage business. Pre-tax adjusted income from operations decreased for the nine months ended September 30, 2021 compared with the same period in 2020. The decrease is due to net unfavorable COVID-19 related impacts; partially offset by higher net investment income, increased specialty contributions and the repeal of the health insurance industry tax. The unfavorable COVID-19 related impacts include increased direct costs of COVID-19 testing, treatment and vaccines, the significant deferral of care by our customers in 2020, lower risk adjustment revenues in our Medicare Advantage business and increased disenrollment resulting from the economic effects of the pandemic. These impacts were partially offset by the absence of the premium relief programs implemented in the second quarter of 2020. COVID-19 impacts for the remainder of 2021 and beyond may vary as discussed in the "COVID-19 Update" section of this MD&A.
The medical care ratio increased for the three months and nine months ended September 30, 2021 compared with the same periods in 2020, reflecting COVID-19 related impacts and the repeal of the health insurance industry tax. The unfavorable COVID-19 related impacts primarily reflect higher direct COVID-19 testing, treatment and vaccine costs. The nine months ended September 30, 2021 increase also reflects the impact of the COVID-19 related deferred utilization experienced in the second quarter of 2020; partially offset by the absence of the premium relief programs.
The expense ratio decreased for the three months and nine months ended September 30, 2021 compared with the same periods in 2020, reflecting the repeal of the health insurance industry tax and increased revenue.

Medical Customers

	As of September 30,
(In thousands)	2021	2020	% Change
U.S. Commercial	2,135	2,120	1%
U.S. Government	1,517	1,413	7%
Insured	3,652	3,533	3%
Service	11,653	11,781	(1)%
Total	15,305	15,314	—%

Our medical customer base was flat at September 30, 2021 compared with the same period in 2020, reflecting a lower customer base in our National Accounts and Middle Markets segments including disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select segment as well as our Individual and Medicare Advantage businesses.
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.
Unpaid Claims and Claim Expenses

(In millions)	As of September 30, 2021	As of December 31, 2020	% Change
Unpaid claims and claim expenses – U.S. Medical	$3,846	$3,184	21%

Our unpaid claims and claim expenses liability was higher as of September 30, 2021 compared with December 31, 2020, primarily due to stop loss seasonality, Medicare Part D invoice cycle timing and customer growth in our Individual business.

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
Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Adjusted revenues	$1,588	$1,440	10%		$4,718	$4,342	9%
Pre-tax adjusted income from operations	$250	$208	20%		$746	$809	(8)%
Pre-tax adjusted margin	15.7%	14.4%	130	bps	15.8%	18.6%	(280)	bps
Loss ratio	60.9%	57.4%	(350)	bps	60.0%	55.1%	(490)	bps
Acquisition cost ratio	11.2%	11.8%	60	bps	11.1%	10.9%	(20)	bps
Expense ratio (excluding acquisition costs)	17.4%	19.5%	210	bps	17.8%	18.7%	90	bps

Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
Adjusted revenues increased primarily due to business growth, higher net investment income, and the absence of COVID-19 related premium relief programs for the three months ended September 30, 2021. For the nine months ended September 30, 2021, adjusted revenues increased primarily due to favorable foreign currency movements, business growth, higher net investment income, and the absence of COVID-19 related premium relief programs.

Pre-tax adjusted income from operations increased reflecting higher net investment income and lower expense ratios, partially offset by higher loss ratios for the three months ended September 30, 2021. For the nine months ended September 30, 2021, pre-tax adjusted income from operations decreased reflecting higher loss and acquisition ratios, partially offset by higher net investment income, favorable foreign currency movements, lower expense ratios, and business growth. The loss, acquisition and expense ratios for both the three and nine months ended September 30, 2020 reflected the unfavorable impact of COVID-19 related premium relief programs.
The segment’s loss ratio increased reflecting higher claims largely due to the impact of the COVID-19 pandemic, including the absence of the favorable impact of lower medical utilization in 2020 and the direct costs of COVID-19 testing and treatment.
The acquisition cost ratio decreased reflecting lower amortization expenses in Asia and the absence of the unfavorable impact of COVID-19 related premium relief programs for the three months ended September 30, 2021. For the nine months ended September 30, 2021, the acquisition cost ratio increased reflecting the absence of the favorable impact from a refinement to the accounting for acquisition costs, largely offset by lower amortization expenses in Asia.
The expense ratio (excluding acquisition costs) decreased mainly driven by lower spend across markets.
Other Items Related to International Markets Results
South Korea is the single largest geographic market for our International Markets segment. For the nine months ended September 30, 2021, South Korea generated 38% of the segment’s adjusted revenues and 63% of the segment’s pre-tax adjusted income from operations.
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
Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020			2021	2020
Adjusted revenues	$140	$1,314	(89)%		$408	$3,981	(90)%
Pre-tax adjusted income from operations	$33	$70	(53)%		$70	$279	(75)%
Pre-tax adjusted margin	23.6%	5.3%	1830	bps	17.2%	7.0%	1,020	bps

Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
Adjusted revenues and pre-tax adjusted income from operations decreased due to the sale of the Group Disability and Life business on December 31, 2020. Because the sold business constituted the vast majority of the segment's operations, we experienced a substantial decline in adjusted revenues and adjusted income from operations in this segment in 2021 as compared to 2020.
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

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2021	2020		2021	2020
Pre-tax adjusted (loss) from operations	$(308)	$(366)	16%	$(1,006)	$(1,171)	14%

Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
Pre-tax adjusted loss from operations was lower, reflecting lower interest expense.
INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of September 30, 2021 and December 31, 2020. Additional information regarding our investment assets is included in Notes 9, 10, 11 and 12 to the Consolidated Financial Statements.

(In millions)	September 30, 2021	December 31, 2020
Debt securities	$17,857	$18,131
Equity securities	551	501
Commercial mortgage loans	1,525	1,419
Policy loans	1,329	1,351
Other long-term investments	3,429	2,832
Short-term investments	439	359
Total	$25,130	$24,593
Investment Assets related to the international life, accident and supplemental benefits businesses subject to the recently announced divestiture (described in the Developments section of this MD&A) were approximately $4.9 billion as of September 30, 2021.
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
The following table reflects our portfolio of debt securities by type of issuer as of September 30, 2021 and December 31, 2020:

(In millions)	September 30, 2021	December 31, 2020
Federal government and agency	$382	$456
State and local government	169	167
Foreign government	2,519	2,511
Corporate	14,313	14,562
Mortgage and other asset-backed	474	435
Total	$17,857	$18,131
Our debt securities portfolio decreased slightly during the first nine months of 2021 reflecting a decrease in valuations due to increasing yields, offset by net purchase activity.
As of September 30, 2021, $15.3 billion, or 86% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.6 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
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
Foreign government obligations are concentrated in Asia, primarily South Korea and Taiwan, consistent with our risk management practice and local regulatory requirements of our international business operations. We expect the amount of these foreign government obligations to decrease significantly during 2022 upon the close of our sale of certain International Markets businesses as discussed in the "Developments" section of this MD&A. Debt securities include private placement assets of $6.0 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

Commercial Mortgage Loans
As of September 30, 2021, the $1.5 billion commercial mortgage loan portfolio consisted of approximately 50 loans that are in good standing. Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 9 to the Consolidated Financial Statements.
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
Other Long-term Investments
Other long-term investments of $3.4 billion as of September 30, 2021 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments is primarily driven by net additional funding activity and value creation in the underlying funds. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and approximately 100 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Our net investment income increased significantly versus the first nine months of 2020 driven by the strong performance of assets underlying our limited partnership investments. The broad recovery has resulted in strong corporate earnings and higher public and private asset valuations and valuation recovery through the second quarter of 2021 is generally reflected in third quarter results consistent with the financial information reporting lag. We expect volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture on the equity method of accounting and report our share of the net assets of $0.9 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's business is approximately $7.4 billion, primarily invested in Chinese corporate and government debt securities diversified by issuer, industry and geography, as appropriate. To a lesser extent and consistent with its investment strategy, the joint venture is invested in Chinese equity investments comprised of approximately 50% equity mutual funds, with the remainder invested in equity securities and private equity partnerships. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of September 30, 2021.
Investment Outlook
The general optimism globally fueled by business re-opening combined with unprecedented monetary and fiscal support from the U.S. government supports expectations for continued economic growth. U.S. treasury rates have increased from their historic lows during 2020, but they remain well below long-term historical averages. In addition, the wider market credit spreads experienced during 2020 have narrowed meaningfully, resulting in yields for investment grade assets that also remain well below historical averages. While this continues to pressure the income we earn on our fixed income investments, it has been more than offset by our limited partnership results, which are reflecting improved growth prospects. We continue to actively monitor the economic impact of the pandemic, including supply chain, labor market and inflation dynamics, as well as fiscal and monetary responses and their potential impact on the portfolio. Over the balance of 2021, we expect net investment income and investment valuations will reflect the optimism within public and private markets for the continued economic recovery, along with the potential for increasing market volatility with resulting net investment income and asset valuation impacts. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. Although future declines in investment fair values resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in the MD&A section of our 2020 Form 10-K. As of September 30, 2021 there were no material changes in our risk exposures from those reported in our 2020 Form 10-K.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation Matters” and “Regulatory Matters” in Note 15 to the Consolidated Financial Statements is incorporated herein by reference. For information regarding legal proceedings terminated during the quarter ended June 30, 2021, refer to Note 15 to the Consolidated Financial Statements contained in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2021:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2021	1,538,889	$232.43	1,536,623	$3,842,810,336
August 1-31, 2021	8,747,861	(1)	8,745,737	$1,619,335,337
September 1-30, 2021	1,854	$208.07	—	$1,619,335,337
Total	10,288,604	(1)	10,282,360	N/A
(1)Includes shares tendered by employees under the Company’s equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 2,266 shares in July, 2,124 shares in August and 1,854 shares in September 2021. Amount purchased in August 2021 also reflects the initial delivery of 7.7 million shares pursuant to the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. Such repurchase was made pursuant to the Company's share repurchase program described in note (2) below. Average price paid per share for the period August 1-31, 2021 for shares not purchased pursuant to the ASR agreements was $214.11.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In October 2021, the Board increased repurchase authority by an additional $5 billion. Share repurchase authority was $6.6 billion as of November 3, 2021.
(3)Approximate dollar value of shares is as of the last date of the applicable month.
Item 5. OTHER INFORMATION
Amended and Restated By-laws

Effective as of November 2, 2021, as a result of its annual review of its corporate governance practices, the Board of Directors of the Company adopted restated by-laws (the “By-Laws”) in order to, among other things: (1) provide that shareholder meetings may be held by means of remote communication; (2) eliminate the default date for the annual meeting of shareholders; (3) clarify that the Board may postpone, reschedule or cancel any shareholder meeting; (4) clarify the rules of conduct for a shareholder meeting; (5) update the procedural and information requirements for shareholders to submit director nominations and shareholder proposals; (6) provide procedures for shareholder nominations at special meetings of shareholders where directors are to be elected; (7) permit special meetings of the Board to be called on less than 12 hours’ notice if the person calling the meeting deems it to be necessary or appropriate under the circumstances; (8) add provisions allowing the Board to operate with reduced procedural requirements and take other actions during an emergency, disaster or catastrophe; and (9) make certain other updates, clarifications and ministerial and conforming changes.

The foregoing summary does not purport to be a complete description of the By-Laws and is qualified in its entirety by reference to the complete text of the By-Laws, a copy of which is filed herewith as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated by reference in this Item 5.

Executive Officer Retirements

On September 23, 2021, the Company filed a Form 8-K disclosing the retirements of Matthew G. Manders, President, Government & Solutions, and Timothy C. Wentworth, Chief Executive Officer, Evernorth. On November 3, 2021, the Company and Mr. Manders executed a Retirement Agreement (the “Manders Retirement Agreement”) and agreed to extend Mr. Manders’ retirement date to December 17, 2021. On November 3, 2021, the Company and Mr. Wentworth executed a Retirement Agreement (the “Wentworth Retirement Agreement”) and agreed to extend Mr. Wentworth’s retirement date to February 4, 2022. Effective January 1, 2022, Mr. Wentworth will transition to a non-executive officer role and will continue to provide services on ongoing projects through his retirement date.

Each of the Retirement Agreements include customary confidentiality, non-solicitation, non-competition and non-disparagement provisions. In addition, the agreements provide for benefits, subject to the execution of a Release Agreement, consisting of: (1) the payment of an annual cash incentive for service in 2021 at 100% of their respective annual target; (2) consistent with the terms governing treatment of equity awards upon retirement under the Cigna Long-Term Incentive Plan at the time such awards were made (a) for awards granted prior to December 2020, unexercised and unvested stock options and unvested restricted stock awards will become vested and exercisable upon retirement; (b) for awards granted in February 2021, unvested stock options and unvested restricted stock awards will continue to vest and become exercisable on the originally scheduled vesting dates for those awards; and (c) the payout of previously awarded Strategic Performance Shares (“SPSs”) for the 2019 – 2021, 2020 – 2022, and 2021– 2023 performance periods, prorated based on the number of months that each of Mr. Manders and Mr. Wentworth would have been employed during each 36-month performance period as if their employment continued through December 31, 2021. The estimated aggregate value of these benefits is approximately $8.7 million with respect to Mr. Manders and approximately $13.7 million with respect to Mr. Wentworth, based on a stock price of $218.25 per share, the closing price of Cigna’s common stock on November 3, 2021.

The percentage of actual shares earned and timing of the payment of the SPS awards will be determined by the People Resources Committee of the Board of Directors in accordance with the terms of the Cigna Long-Term Incentive Plan. Stock options awarded under the Cigna Long-Term Incentive Plan will expire at their original term.

Mr. Manders and Mr. Wentworth have each also entered into an Advisory Services Agreement (each, an “Advisory Services Agreement”) with the Company, pursuant to which each will provide advice and counsel to senior management on business planning and strategy. Each will be paid $10,000 per day for each day during which he performs advisory services. The Advisory Services Agreements expire on December 31, 2022.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Amended and Restated By-Laws of Cigna Corporation as last amended November 2, 2021.	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from Cigna Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2021

CIGNA CORPORATION

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)