Form 10-K
period 2021-12-31
Cigna Corp
filed 2022-02-24
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-38769
Cigna Corporation
(Exact name of registrant as specified in its charter)

Delaware	82-4991898
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Cottage Grove Road, Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)
(860) 226-6000
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	CI	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
NONE

				Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				☒	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				☐	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
				☒	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
				☒	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
		Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☐	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $80.8 billion.

As of January 31, 2022, 320,953,245 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2022 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, predictable and simple solutions for our customers and clients, including in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions, including the sale of our international life, accident and supplemental benefits businesses; and other statements regarding Cigna's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations; risks related to strategic transactions and realization of the expected benefits of such transactions, including with respect to the sale of our international life, accident and supplemental benefits businesses, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, stock market or interest rate declines and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").
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

PART I
Item 1. BUSINESS
OVERVIEW

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization.

Our Purpose and Mission To improve the health, well-being and peace of mind of those we serve
Our Strategy
To make health care affordable, predictable and simple for those who count on us
Making it affordable: We build on our leading, differentiated position to lower the total cost of care.
Making it predictable: We take the surprise out of the system and help people make informed health care choices.
Making it simple: We make it easier for the people we serve to get the care they need.
Cigna is a global health services company uniquely capable of driving affordable, predictable and simple health care, with expansive and deep capabilities that accelerate our strategy to achieve our mission of improving health, well-being and peace of mind. It starts with the strength of our Evernorth and Cigna Healthcare platforms. Evernorth is our services portfolio that is highly attractive to our clients and partners because of the depth of its capabilities and expertise and enables us to deepen existing relationships across our entire book of business. Our Cigna Healthcare platform, consisting of our U.S. Commercial, U.S. Government and International Health operating segments, allows us to harness our partnership relationship with physicians to deliver affordable and coordinated health care to employers and individuals. Together, our Evernorth and Cigna Healthcare platforms provide a strong and diverse foundation that allows us to capitalize on growth opportunities by leading with our strengths – medical and pharmacy solutions – and then expanding those relationships by addressing additional client needs and innovating and delivering new services and solutions.
Cigna's employees are champions for the people we serve and over the past decade, our focus has shifted to helping individuals and families thrive by offering solutions to prevent and better manage health challenges. When sickness or disability do occur, we support our customers by offering broad choices to help them best access high quality, affordable, whole person care. We see three primary ways to help individuals maintain, improve or recover their physical or mental health: 1) behavioral and lifestyle changes – with more than 1,000 health coaches helping individuals set and meet health goals; 2) affordable, effective medication options – with access to our leading pharmacy services improving health and driving affordability; and 3) targeted medical and surgical interventions – with a clear and proven strategy around partnerships and value-based care quality programs, powered by data and analytics and aligned incentives. We maximize use of evidence-based care, while delivering best-in-class service for our customers with acute and chronic conditions through enhanced real-time insights across an expanded platform with industry-leading solutions to support care decisions.
Our portfolio of offerings solves diverse challenges across the health care system. We offer a differentiated set of pharmacy, medical, behavioral, dental and supplemental products and services, primarily through two brands: Cigna and Evernorth. Our capabilities include: 1) a broad portfolio of solutions and services, some of which can be offered on a stand-alone basis; 2) integrated behavioral, medical and pharmacy management solutions; 3) leading specialty pharmacy, clinical and care management expertise; and 4) advanced analytics that help us engage more meaningfully with individuals, the plan sponsors we serve and our provider partners.
We differentiate ourselves in the market through a number of capabilities. We improve whole-person health, in body and mind by treating physical and behavioral health together to improve outcomes and by providing early behavioral and lifestyle interventions. We make it easier to access quality care by improving navigation at every step in a patient's health journey and by meeting customers wherever they are - virtually, digitally and in home. We connect care for the most pressing conditions by closing gaps between hospitals, primary care providers, specialists and other health care providers. We also develop personalized treatment paths across every dimension of care. We continue to build upon our network of value-based provider arrangements for better customer experiences, better overall health outcomes and greater affordability. We have a significant number of our eligible customers aligned to hundreds of our Accountable Care programs nationally. We make medicine more affordable by reducing costs from start to finish, including those related to drug access, delivery and treatment and by identifying appropriate medication alternatives. We partner and innovate to enable us to deliver differentiated value and broaden our reach in new geographies or through the introduction of new solutions and offerings.
Our key to success revolves around how deeply we care about our customers, patients and co-workers. We intend to create a better future together by innovating and adapting, acting with speed and purpose, partnering, collaborating and keeping our promises.

During the fourth quarter of 2021, we approved a strategic plan to drive operational efficiencies. We believe this plan, coupled with the previously announced divestiture of the international life, accident and supplemental health benefits businesses (described below), will further leverage the Company's ongoing growth to drive operational efficiency through enhancements to organization structure and increased use of automation and shared services. In connection with these plans, we have updated our reporting segments to align with the new business reporting structure and recognized a charge in the fourth quarter of 2021 in the amount of $168 million, pre-tax ($119 million, after-tax). Although a substantial portion of the actions associated with these strategic steps have been reflected in the current charge recognized in the fourth quarter of 2021, additional amounts are expected to be recorded in the second quarter of 2022 as we finalize our plans following the completion of the divestiture. See Note 15 for further information regarding our organizational efficiency charge.

Information about Segments
As previously disclosed, we entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in seven countries to Chubb INA Holdings, Inc. ("Chubb") for $5.75 billion cash (the "Chubb Transaction"). Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in the second quarter of 2022.

In connection with the pending Chubb Transaction, we revised our business reporting structure. As such, we adjusted our segment reporting effective in the fourth quarter of 2021 so that the results previously reported in the International Markets segment are now reported as follows:

•The businesses to be retained by Cigna are now reported in the newly created International Health operating segment that will be aggregated with our existing U.S. Commercial and U.S. Government operating segments in the renamed Cigna Healthcare reporting segment (previously named U.S. Medical).

•The businesses to be sold pursuant to the Chubb Transaction are now reported in Other Operations.

Throughout this Form 10-K, segment results for the years ended December 31, 2020 and 2019 have been restated to conform to the new segment presentation (see "Executive Overview" section of the Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") located in Part II, Item 7 of this Form 10-K for a Financial Summary). A full description of our segments follows:

Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy solutions, benefits management solutions, care delivery and care management solutions and intelligence solutions, which are provided to health plans, employers, government organizations and health care providers.
Cigna Healthcare includes Cigna's U.S. Commercial, U.S. Government and International Health operating segments that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors, and individual health insurance plans both on and off the public exchanges. International Health solutions include health care coverage in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations. The Cigna Healthcare segment is comprised of the previously named U.S. Medical segment and the businesses to be retained from the previous International Markets segment.
Other Operations contains the remainder of our business operations, consisting of the following:
•Ongoing business:
•Corporate-Owned Life Insurance ("COLI") offers permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations.

•Exiting businesses:
•International Life, Accident and Supplemental Benefits Businesses in seven countries to be sold pursuant to the Chubb Transaction.
•Group Disability and Life. Prior to the sale of the U.S. Group Disability and Life business on December 31, 2020, this operating segment provided group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services.
•Run-off businesses:
•Reinsurance: predominantly comprised of guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013.
•Settlement Annuity business in run-off.
•Individual Life Insurance and Annuity and Retirement Benefits Businesses: comprised of deferred gains from the sales of these businesses.
Other Operations was previously named Group Disability and Other.
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and enterprise-wide project costs and intersegment eliminations for products and services sold between segments.
COVID-19
Cigna's commitment to the health, well-being and peace of mind of our employees and the people we serve remains the primary focus as the pandemic continues to impact all aspects of daily life. Cigna is leveraging its resources, expertise, data and actionable intelligence to assist customers, clients and care providers navigate the evolving dynamics of the pandemic. The Company continues to encourage COVID-19 vaccinations across all eligible populations to help control the spread of the virus, limit the severity of the disease and save lives. Cigna has also expanded access to testing, care and supportive resources to help everyone it serves take care of their physical and mental health during this time and will continue to do so. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. In response to the pandemic, U.S. federal and state governments have enacted new regulatory requirements as discussed in the "Business - Regulation" section of this Form 10-K. Additionally, see "Item 1A. Risk Factors" section of this Form 10-K for further discussion of COVID-19.
Other Information
The financial information included in this Form 10-K for the fiscal year ended December 31, 2021 is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. In the segment discussions that follow, we use the terms "adjusted revenues" and "pre-tax adjusted income (loss) from operations" to describe segment results. See Note 23 to the Consolidated Financial Statements of this Form 10-K for definitions of those terms. Industry rankings and percentages set forth herein are for the year ended December 31, 2021 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.
Cigna Holding Company (formerly Cigna Corporation) was incorporated in Delaware in 1981. Halfmoon Parent, Inc. was incorporated in Delaware in March 2018. Halfmoon Parent, Inc. was renamed Cigna Corporation and Cigna Holding Company became its subsidiary concurrent with the consummation of the combination with Express Scripts on December 20, 2018.
You can access our website at http://www.cigna.com to learn more about our company. We make annual, quarterly and current reports and proxy statements and amendments to those reports available, free of charge through our website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor a part of this report. See also "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 of this Form 10-K for additional information regarding the availability of our Codes of Ethics on our website.

EVERNORTH

Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy solutions, benefits management solutions, care delivery and care management solutions and intelligence solutions to deliver custom and flexible solutions that meet the needs of our clients and customers. In 2021, Evernorth reported adjusted revenues of $131.9 billion and pre-tax adjusted income from operations of $5.8 billion.

In 2021, Evernorth continued to execute on our strategic initiatives through the acquisition of MDLIVE, Inc. ("MDLIVE"). See "Care Delivery and Care Management Solutions" below for more information about MDLIVE.

HOW WE WIN
Evernorth accelerates delivery of innovative and flexible solutions to create value and meet the diverse needs of health plans, employers, health care providers and government organizations by:

·Partnering in unconventional ways to solve complex problems across a fragmented health care ecosystem, fueled by connected data and expertise that drives purposeful innovation
·Creating flexible and focused solutions tailored to client needs, using Evernorth's combined strengths and capabilities, as well as strategic partnerships, to deliver: better, more efficient care for patients; better experiences for clients, providers and customers; and enhanced choices for clients and customers through our open architecture model
·Evaluating medicines, digital therapeutics and other health solutions for efficacy, adherence, value and price to assist clients in selecting a cost-effective formulary
·Offering home delivery, virtual and in-person care, and specialty customer-centric solutions that meet the needs of our clients and customers in ways that unlock greater value and better health services while providing better and specialized clinical care
·Delivering more affordable solutions that provide more discounts and drive risk-sharing and value-based care across the pharmaceutical supply chain
·Promoting the use of generics and lowest-cost, clinically effective brands of medications

The following chart depicts a high-level summary of our principal products and services in this segment with definitions on subsequent pages.

Principal Products & Services	Brands/ Subsidiaries	Key Relationships	Primary Competitors
Pharmacy Solutions	Express Scripts Pharmacy®, Accredo®, Freedom Fertility Pharmacy®, Therapeutic Resource Center®	Clients, Customers, Health Care Providers	Independent Pharmacy Benefit Managers ("PBMs"), Managed Care PBMs, Retail Pharmacies, Specialty Pharmacies
Benefits Management Solutions
eviCore Healthcare®, Express Scripts PBM, myMatrixx®, Care Continuum, Embarc Benefit Protection®, Express Scripts MedRx ManagementSM, FamilyPathSM, Value Based Programs (Express Scripts SafeGuardRx®, Express Scripts Patient Assurance®), National Preferred Formulary, Advanced Utilization Management, Enhanced Fraud, Waste & Abuse, Advanced Opioid Management®, ScreenRx®, SaveOnSP, Ascent Health Services, Econdisc, Inside Rx®, Evernorth Wholesale MarketplaceSM
		Clients, Customers, Health Care Providers, Consultants, Health Plans, Commercial and Government Payors, Self-paying customers (InsideRx only), Pharmacy Providers	Health Plans, Independent PBMs, Managed Care PBMs, Third Party Benefit Administrators, Group Purchasing Organizations, Clinical Solutions and Health Care Data Analytics Companies
Care Delivery and Care Management Solutions	inMyndSM, Health Connect 360®, RationalMed®, Evernorth Digital Health FormularySM, Behavioral Health, Cigna Medical Group, MDLIVE®, Evernorth Direct Health, Alegis	Clients, Customers	Independent PBMs, Managed Care PBMs, Managed Care Organizations, Care Delivery and Care Management Solutions Providers, Third-Party Benefit Administrators
Evernorth Intelligence Solutions	Express Scripts Lab, MediCUBE®, HealthPredictSM, ScriptVision®	Health Care Providers, Clients	Health Care Data Analytics Companies
Provider Services	CuraScript SD®	Health Care Providers, Clinics, Hospitals	Specialty Drug Distributors
Principal Products & Services
•Pharmacy Solutions. The pharmacy operations consist of 13 order processing home delivery and specialty pharmacies, six patient contact centers, 30 specialty dispensing pharmacies and four high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
◦Express Scripts Pharmacy. Express Scripts Pharmacy dispenses approximately 1.6 billion adjusted prescriptions(1) annually to members of pharmacy plans managed by our Express Scripts PBM. The service offers free standard shipping of medications nationwide, usually in a 90-day supply, directly to the customer's home. The service allows for automatic refills on eligible medications and unrestricted telephone access to specially trained pharmacists to answer customer questions. The front-end of our pharmacy is organized into Therapeutic Resource Centers, where pharmacists focus their practice of pharmacy by condition, which offers customers a more personalized experience while providing enhanced clinical care. Our differentiated practice of pharmacy, coupled with our advanced automated dispensing technology, results in safer and more accurate pharmacy operations when compared to retail pharmacies, convenient access to maintenance medications and better management of our clients' drug costs through operating efficiencies and generic substitutions. Our research shows that Express Scripts Pharmacy achieves a higher level of therapeutic interventions, better adherence, more cost savings and a consistently higher Net Promoter Score ("NPS") compared to retail pharmacies.
◦Specialty Pharmacy Services. Specialty medications are primarily characterized as high-cost medications for the treatment of complex and rare diseases. These medications broadly include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements or medications limited to certain specialty pharmacy networks by manufacturers. Through a combination of assets and capabilities, we work to provide an enhanced level of predictable care and therapy management for customers taking specialty medications, increased visibility and improved outcomes for payors and custom programs for biopharmaceutical manufacturers. Accredo is focused on dispensing injectable, infused, oral and inhaled drugs that require a higher level of clinical service and support than traditional pharmacies typically offer. Accredo supports successful outcomes for customers and reduces waste for clients through specialty trained clinicians, a nationwide footprint and a network of in-home nursing services, reimbursement and customer assistance programs and biopharmaceutical services. Drug manufacturers may select Accredo for exclusive dispensing of highly specialized therapies. Freedom Fertility Pharmacy is dedicated exclusively to supporting customers undergoing
(1) Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.

fertility treatment. Accredo and Freedom Fertility Pharmacy serve customers within a pharmacy benefit plan administered by Express Scripts PBM, as well as customers in plans administered by other PBMs and health plans.
•Benefits Management Solutions. We drive high-quality, cost-effective care through prescription drug utilization and cost management services. We support our clients' plan design selections to deliver balanced affordability, choice, simplicity and convenience. We focus our solutions to align with our clients' service, care and cost management needs. As a result, we believe we deliver better outcomes, higher customer satisfaction and a more affordable prescription drug benefit. We process drug claims via Express Scripts Pharmacy, Accredo and our retail networks by integrating retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management and pharmacy fulfillment services. We administer payments to retail networks and bill benefits costs to our clients through our end-to-end adjudication services.
◦Drug Utilization Review program. When pharmacies submit claims for prescription drugs to us, we review them electronically in real time for health and safety. We then alert the dispensing pharmacy of any detected issues. Clients may also choose to enroll in programs that result in communications about potential therapy concerns being sent to prescribers after the initial claim submission.
◦Benefits Design Consultation. We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for affordable access to the prescription medications customers need to stay healthy and to ensure the safe and effective use of those medications.
◦myMatrixx. myMatrixx is a unique PBM with an exclusive focus on workers' compensation. We combine high touch customer service with clinical expertise and state-of-the-art business intelligence systems to deliver simplified solutions and positive outcomes. myMatrixx leverages Express Scripts' robust pharmacy network and provides a smooth and personalized experience for clients and injured workers.
◦eviCore Medical Benefits Management. eviCore healthcare is a leading provider of integrated health benefit management solutions that focus on driving adherence to evidence-based clinical guidelines, improving the quality of patient outcomes and reducing the cost of care. eviCore provides technology-enabled managed solutions in clinical diagnostic areas such as advanced imaging, cardiology and gastroenterology, as well as in whole person (longitudinal) areas such as musculoskeletal, oncology, fertility and post-acute care. eviCore contracts with health plans and other commercial and government payors to promote the appropriate use of health care services by the customers they serve. In certain instances, this occurs through capitated risk arrangements, when we assume the financial obligation for the cost of health care services provided to eligible customers covered by eviCore health care management programs.
◦Medical Drug Management. We offer a comprehensive range of services and guaranteed savings for managing medically billed specialty drugs. Our solutions apply utilization management, site of care management and claims prepayment review to effectively reduce wasteful spend, while providing services tailored to customers ensuring safety and healthier outcomes. We also offer Express Scripts MedRx Management, a suite of solutions and consultative services for medical rebates contracting, medically-billed drug preferencing and value-based contracting.
◦Embarc Benefit Protection. Embarc shields clients and members from the high costs of life-saving gene therapies, so that customers who need treatment can get it. Additionally, the program provides access to quality, cost-effective in-network providers and support from a dedicated gene therapy case management team.
◦FamilyPath. FamilyPath is raising the bar for fertility health by providing more comprehensive, more flexible coverage and proactive care for growing families, including expanded medical and pharmacy benefit management; access to vetted provider and lab networks; and dedicated Fertility Advisors to proactively support and guide customers.
◦Retail Network Pharmacy Administration. We contract with retail pharmacies to provide prescription drugs to customers of the pharmacy benefit plans we manage. We negotiate with pharmacies throughout the United States to discount drug prices provided to customers and manage national and regional networks responsive to client preferences related to cost containment, convenience of access for customers and network performance. We also manage networks of pharmacies customized for or under direct contract with specific clients and have contracted with pharmacy provider networks to comply with the Center for Medicare and Medicaid Services ("CMS") access requirements for the federal Medicare Part D prescription drug program ("Medicare Part D"). All retail pharmacies in our network communicate with us online and in real-time to process prescription drug claims. When a plan customer presents their identification card at a network pharmacy, the pharmacy sends specific customer, prescriber and prescription information in an industry-standard format through our systems, which process the claim and respond to the pharmacy with relevant information to process the prescription.
◦Drug Formulary Management. Formularies are lists of drugs with designations that may be used to determine drug coverage, customer out-of-pocket costs and communicate plan preferences in competitive drug categories. Our formulary management services support clients in establishing formularies that assist customers and physicians in choosing clinically-appropriate, cost-effective drugs and prioritize access, safety and affordability. We administer specific formularies on behalf of our clients, including standard formularies developed and offered by Express Scripts and custom formularies in which we play a more limited role. Most of our clients select standard formularies, governed by our National Pharmacy & Therapeutics Committee, which is comprised of a panel of independent physicians and pharmacists in active clinical practice representing a variety of specialties and practice settings, typically with major academic affiliations. In making formulary recommendations, this committee considers only the drug's safety and efficacy and not the cost of the drug, including any negotiated manufacturer discount or rebate arrangement. This process is designed to ensure the clinical recommendation is not affected by our financial arrangements. We fully comply with this committee's clinical recommendations regarding drugs that must be included or excluded from the formulary based on their assessment of safety and efficacy.
◦Advanced Utilization Management. These programs include prior authorization, drug quantity management and step therapy designed to decrease client spend on pharmacy.
◦Enhanced Fraud, Waste & Abuse. Evernorth helps plan sponsors identify potential problem customers and prescribers with unusual or excessive utilization patterns. The program is designed to help identify outliers and situations of abnormal use or prescribing patterns by analyzing types of prescriptions, refill patterns and pharmacy utilization.
◦Administration of Group Purchasing Organizations. Evernorth operates various group purchasing organizations that negotiate pricing for the purchase of pharmaceuticals and formulary rebates with pharmaceutical manufacturers on behalf of their participants. They also provide various administrative services to their participants including management and reporting.
◦Copay Solutions. Our first-to-market innovative copay solutions helps customers afford their medications, protect plan design preferences and achieve lower trend. In partnership with SaveOnSP on the first non-essential health benefits copay assistance solution, we've driven significant savings by targeting high-cost, high-volume drugs. SaveOnSP recommends plan design and coverage changes for certain drugs, enabling maximum savings and reducing plan and client costs. As manufacturer programs and regulations change, this aggressive solution adapts, delivering lower specialty plan cost and enhanced customer support.
◦Inside Rx. Inside Rx is a prescription medication savings program that offers eligible customers discounts on many brand and generic medications for self-paying customers. This program is not insurance but offers savings at more than 60,000 participating retail pharmacies (including all major chains) in the United States and Puerto Rico. The program also offers discounts on prescription medications through private label solutions. Inside Rx earns a small fee from our supply chain partners every time a customer fills a prescription via the program. This lets us provide access to our savings card at no cost to the customer.
◦Evernorth Wholesale Marketplace. Evernorth Wholesale Marketplace offers a suite of flexible, private label solutions including Pharmacy Rebate Program services, Retail Network Program services, SafeGuardRx, Medical Rebate Program and Utilization Management. As the needs of the market evolve, we will continue to partner with clients and develop additional offerings that align with their goals and objectives.
◦Value-Based Programs.
▪Express Scripts SafeGuardRx. We offer a solution platform aimed at therapy classes that pose budgetary threats and clinical challenges to customers. Our solutions are designed to keep our clients ahead of the drug cost curve while providing customers the personalized care and access they need. These solutions are offered throughout our pharmacy benefit management services and include, but are not limited to care for: cardiovascular, diabetes, hepatitis, HIV, inflammatory conditions, neurological, multiple sclerosis, oncology, pulmonary, rare conditions and weight management. Innovative programs, such as Express Scripts SafeGuardRx, combine utilization management, formulary management, specialized care from our Therapeutic Resource Centers and financial savings, to help us to change the market in key categories. These services optimize the safe and appropriate dispensing of therapeutic agents, minimize waste and improve clinical and financial outcomes.
▪Express Scripts Patient Assurance Program. This program addresses the need for greater affordability and access to medications by providing a fixed out-of-pocket cost to customers in non-government funded benefit plans.
•Care Delivery and Care Management Solutions. We offer clinical programs to help our clients drive better whole-person health outcomes at a lower cost by identifying and addressing potentially unsafe or wasteful prescribing, dispensing and use of prescription drugs and communicating with, or supporting communications with, physicians, pharmacies and customers.
◦MDLIVE telehealth services provide flexibility for the customer to access a network of telehealth providers for routine primary care and wellness, urgent care, dermatology care and behavioral health care needs.
◦Our inMynd Behavioral Health solution provides access to expert guidance and support for anxiety, depression and insomnia, including access to individualized support and resources, condition-specific care through our Neuroscience Therapeutic Resource Centers and a digital Cognitive Behavioral Therapy.
◦Health Connect 360 is a transformational, outcomes based, clinical management model that bridges pharmacy, medical, lab and biometric data to develop insights and deliver personalized health care clinical support. Clinical outcomes and quality metrics are tailored to meet client needs.
◦RationalMed improves patient health and safety by integrating medical, pharmacy and laboratory claims data to initiate changes and correct errors in care, lowering both medical and prescription drug costs.

◦Through the Evernorth Digital Health Formulary, we evaluate, procure, implement and manage digital health solutions on behalf of clients, alleviating administrative burden and ensuring clinical effectiveness, data security, user-friendly experiences and financial value.

•Evernorth Intelligence Solutions. By bringing together world-class talent, multi-disciplinary expertise and advanced data and analytics, we unlock actionable insights to help drive greater affordability, simplicity, predictability and growth. We work together with our clients and partners to create dynamic solutions, services and platforms that guide better decisions and improved performance (see "Business - Digital, Data and Technology" section of this Form 10-K for further information).
◦Evernorth Labs. We accelerate innovation through increased collaboration with clients, customers and partners to develop solutions for launch in their businesses. With our Labs, which are state-of-the-art research facilities and shared spaces for collaboration, ideation and innovation, we gather with our clients and industry leaders to solve the toughest challenges in the health care system, including: better managing the most complex and expensive disease states, such as oncology; improving care access and delivery, such as worksite, home and virtual care; and planning for emerging trends, such as artificial intelligence, and industry disruptors, such as COVID-19.
◦Data, advanced analytics and platforms. We use advanced predictive modeling to shape solutions that help decrease health care fragmentation, drive optimized care coordination, reduce key cost drivers and improve health outcomes. In-depth trend analysis helps us to identify and effectively address challenges like opioid abuse, COVID-19 and other emerging health crises. We use market surveillance and forecasting to pinpoint and proactively address cost drivers. Our platform strategy as a service gives clients the tools to build successful businesses in a flexible, customizable way: Trend Central® provides access to key performance indicators to help plan sponsors reduce costs and work towards healthier outcomes; HealthPredict produces high patient-level risk scores, to show the highest value opportunities for proactive intervention; MediCUBE gives our academic detailing pharmacists the analytical power to identify ways to save plans from significant unnecessary spend and improve quality metrics; and ScriptVision provides a suite of real-time, data-driven capabilities that empower physicians to make the best prescribing choices, including ePrescribing (including controlled substances), real-time prescription benefit information, electronic prior authorizations, clinical care messages such as drug interactions and high-risk medication alerts and data on patient adherence rates.
•Provider Services. CuraScript SD is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare or orphan diseases) directly to health care providers, clinics and hospitals in the United States for office or clinic administration. Through this business, we provide distribution services primarily to office and clinic-based physicians who treat customers with chronic diseases and regularly order costly specialty pharmaceuticals. This business provides competitive pricing on pharmaceuticals and medical supplies, operates three distribution centers and ships most products overnight within the United States; it also provides distribution capabilities to Puerto Rico and Guam. It is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
Customers
We provide products and services in the Evernorth segment to clients and customers, as described below. Also described below are our current and former significant clients.
•Clients. We provide services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers' compensation plans, government health programs, providers, clinics, hospitals and others. We provide services to a majority of customers in our Cigna Healthcare segment.
•Customers. Prescription drugs are dispensed to patients connected to the service offerings we provide to clients. Prescription drugs are dispensed primarily through networks of retail pharmacies under non-exclusive contracts with us and via home delivery from Express Scripts Pharmacy and specialty drug fulfillment pharmacies.
The Department of Defense ("DoD") TRICARE® Pharmacy Program is the military health care program serving active-duty service customers, National Guard and Reserve customers and retirees, as well as their dependents. Under this contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support and other services critical to managing pharmacy trend. In 2021, the DoD awarded Express Scripts a 7-year pharmacy program contract beginning January 1, 2023. Under the new contract, Express Scripts will provide enhanced specialty care and expanded care coordination capabilities, while continuing to support current pharmacy operations, through 2029. Revenues from this contract are significant to the segment.
In 2019, Express Scripts and Prime Therapeutics LLC ("Prime") entered into an agreement effective on April 1, 2020 to deliver improved choice and affordability for Prime's clients and their customers by enhancing retail pharmacy networks and pharmaceutical manufacturer value. In 2021, the relationship with Prime was expanded to include the option for Prime's plans to access the Accredo specialty pharmacy and Express Scripts home delivery in-network pharmacies. Revenues from these contracts are significant to the segment.
On January 30, 2019, Anthem, Inc. ("Anthem"), a former customer, exercised its right to early termination of its pharmacy benefit management services agreement, effective March 1, 2019. As of December 31, 2019, the transition of customers was substantially complete. For further discussion of our Anthem relationship, see the "Executive Overview – Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K.
Competition
The health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. Many of the largest managed care organizations now also own health services businesses that compete with Evernorth in the verticals in which we participate. We believe the primary competitive factors in the industry include the ability to: negotiate with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and customers; provide home delivery and specialty pharmacy services; negotiate discounts and rebates on prescription drugs with drug manufacturers; navigate the complexities of government-reimbursed business including Medicare, Medicaid and the public exchanges; manage cost and quality of specialty drugs; use the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and customers and the level of service we provide.
•Managed Care PBMs. CVS Caremark (owned by CVS Health Corporation), Humana, IngenioRx (owned by Anthem, Inc.), OptumRx (owned by UnitedHealth Group Inc.) and Prime Therapeutics (owned by a collection of Blue Cross / Blue Shield Plans) compete with us on a variety of products and in various regions throughout the United States.
•Independent PBMs. MedImpact, Navitus Health Solutions, Elixir (owned by Rite Aid Corporation) and many other regional PBMs compete with us on a variety of products across the United States.
•Pharmacies. CVS, Walgreens Boots Alliance, Inc., WalMart, Inc., Rite Aid, Kroger and other independent pharmacies compete with us for the delivery of prescription drug needs to our customers. In addition, many PBMs own and operate home delivery and specialty pharmacies including CVS, OptumRx, Walgreens, Humana and Elixir. New entrants continue to emerge including Amazon Pharmacy, Capsule and Hims.
•Third-Party Benefits Administrators. Third parties that specialize in claim adjudication and benefit administration, such as SS&C Health, are direct competitors. With the emergence of alternative benefit models through private exchanges, the competitive landscape also includes brokers, health plans and consultants. Some of these competitors may deploy greater financial, marketing and technological resources than we do and new market entrants, including strategic alliances aimed at modifying the current health care delivery models or entering the prescription drug sector from another sector of the health care industry, may increase competition as barriers to entry are relatively low. For example, GoodRx is an entrant focused on serving the uninsured and underinsured in the cash pay pharmacy administration space.
•Care Delivery and Care Management Solutions Providers. OptumHealth, NaviHealth and Landmark (UnitedHealth Group Inc.); Beacon, Aspire and CareMore (Anthem, Inc.); CVS' HealthHubs and MinuteClinics; Kindred and oneHome (Humana Inc.); Community and Bayless (Centene Corporation); VillageMD, Teladoc, Doctor on Demand, MeMD, WalmartHealth and AmazonCare are among the companies that compete with us in this market.
•Clinical Solutions and Health Care Data Analytics Companies. Optum (owned by UnitedHealth Group Inc.), Anthem, Magellan Health (owned by Centene Corporation), Apixio, HealthHelp, Cotiviti and Inovalon are among the companies that compete with us in this market.
Operations
•Sales and Account Management. Our sales and account management teams market and sell pharmacy benefit management solutions and are supported by client service representatives, clinical pharmacy managers and benefit analysis consultants. These teams work with clients to develop innovative strategies that put medicine within reach of customers while helping health benefit providers improve access to and affordability of prescription drugs.
•Supply Chain. Our supply chain contracting and strategy teams negotiate and manage pharmacy retail network contracts, pharmaceutical and wholesaler purchasing contracts and manufacturer rebate contracts. As our clients continue to experience increased cost trends, our supply chain teams develop innovative solutions such as our Express Scripts SafeGuardRx platform and preferred pharmacy networks to combat these cost increases. In addition, our Formulary Consulting team, consisting of pharmacists and financial analysts, provides services to our clients to support formulary decisions, benefit design consultation and utilization management programs.
•Clinical Support. Our staff of highly trained health care professionals provides clinical support for our pharmacy, medical and behavioral customers. Our services include access to:

◦Triage for crisis care, safely guiding customers in their most vulnerable moments
◦Comprehensive behavioral health offerings including network access, utilization management and coordination of care to treat conditions ranging from depression and anxiety to substance use, autism and eating disorders
◦Condition-specific specialized customer care through our Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians
◦Clinical development and operational support for our pharmacy benefit management services by our clinical solutions staff of pharmacists and physicians who conduct a wide range of activities including: identifying emerging medication-related safety issues and alerting physicians, clients and customers (as appropriate); providing drug information services; managing formulary; identifying and closing gaps in care; and developing utilization management, safety (drug utilization review) and other clinical interventions
Suppliers
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
Key Transactions and Business Developments
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting this segment.
Intellectual Property Rights
The trademarks and service marks covering products, services and businesses provided under the Evernorth segment include, but are not limited to, the following: EXPRESS SCRIPTS®, EVERNORTHSM, EVERNORTH HEALTHSM, MEDCO®, ACCREDO®, CURASCRIPTSD®, MYMATRIXX®, EVICORE HEALTHCARE®, FREEDOM FERTILITY PHARMACY®, VERITY®, MDLIVE®, QUALLENT PHARMACEUTICALSSM, RATIONALMED®, SCREENRX®, EXPRESSALLIANCE®, EVERNORTH DIGITAL HEALTH FORMULARYSM, THERAPEUTIC RESOURCE CENTER®, ADVANCED OPIOID MANAGEMENT®, EXPRESS SCRIPTS SAFEGUARDRX®, HIV CARE VALUE®, RARE CONDITIONS CARE VALUE®, NEUROLOGICAL CARE VALUE®, CARDIOVASCULAR CARE VALUE®, HEPATITIS CURE VALUE®, MARKET EVENTS PROTECTIONSM, ONCOLOGY CARE VALUESM, PULMONARY CARE VALUE®, MULTIPLE SCLEROSIS CARE VALUESM, CHOLESTEROL CARE VALUESM, HEALTH CONNECT 360®, EMBARC BENEFIT PROTECTION®, INMYNDSM, EXPRESS SCRIPTS PATIENT ASSURANCE®, MEDICUBE®, EXPRESS SCRIPTS PHARMACY®, FAMILYPATHSM, SCRIPTVISION®, INSIDE RX®, EXPRESS SCRIPTS MEDRX MANAGEMENT®, WEIGHT MANAGEMENT CARE VALUESM and EVERNORTH WHOLESALE MARKETPLACESM. We, or our affiliated companies, own trademarks and trademark registrations for these and other company marks.

We also hold a portfolio of patents and pending patent applications. We are not substantially dependent on any single patent or group of related patents.

CIGNA HEALTHCARE

Cigna Healthcare includes Cigna's U.S. Commercial, U.S. Government and International Health operating segments that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors, and individual health insurance plans both on and off the public exchanges. International Health solutions include health care coverage in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations. In 2021, Cigna Healthcare reported adjusted revenues of $44.7 billion and pre-tax adjusted income from operations of $3.6 billion.
In 2021, in connection with the pending Chubb Transaction described in the "Overview" section of this Form 10-K, we updated our reporting segments to align with the new management structure. The Cigna Healthcare segment is comprised of the previously named U.S. Medical segment and the businesses to be retained from the previous International Markets segment.

HOW WE WIN
·Broad and deep portfolio of solutions across U.S. Commercial, U.S. Government and International Health operating segments
·Commitment to highest-quality health outcomes and customer experiences
·Collaborative physician engagement models emphasizing value over volume of services
·Integrated and coordinated benefit solutions that deliver value for our customers, clients and partners
·Technology and data analytics powering actionable insights and affordable, predictable solutions
·Talented and caring people embracing change and putting customers at the center of all we do

Our results are driven by our ability to deliver value through our integrated product and service offerings and to leverage data and analytics to control medical costs and enable better health outcomes. We differentiate ourselves by providing innovative, personalized and affordable health care benefit solutions based on the unique needs of the individuals and clients we serve. We deliver value through our integrated approach and use of technology, including digital and data analytics, to enhance patient engagement and health care outcomes, underscoring our strategic focus on delivering an industry-leading customer experience. We continue to strengthen our collaborative relationships with providers through value-based reimbursement.

We offer a mix of medical insurance products and services to employers, other groups and individuals along with specialty products and services designed to improve the quality of care, lower costs and help customers achieve better health outcomes. Many of these products are available on a standalone basis, but we believe they create additional value when integrated with a Cigna-administered health plan. Our products are available through several distribution channels including brokers, direct sales and public and private exchanges. Our three funding solutions (i.e., administrative services only ("ASO"), insured – guaranteed cost ("GC") and insured – experience-rated ("ER") arrangements) enable us to customize the amount of risk taken by, and lower costs for, our clients.

The following chart depicts a high-level summary of our principal products and services in this segment, with definitions on subsequent pages.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors
U.S. Commercial Medical
Managed Care	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial	Brokers, Private Exchanges, Direct	National Insurers, Local Healthplans, Third-Party Administrators ("TPAs")
Preferred Provider Organization ("PPO")	Cigna	Nationwide				National Insurers, Local Healthplans, TPAs
Consumer-Driven	Cigna	Nationwide				National Insurers, Local Healthplans
U.S. Government Medical
Individual and Family Plans	Cigna	10 states (1)	GC	U.S. Government	Public Exchanges, Brokers, Direct	Local Healthplans, Provider-led Plans, National Insurers
Medicare Advantage	Cigna	25 states (2) & District of Columbia	GC	U.S. Government	Direct, Brokers	National Insurers, Local Healthplans
Medicare Stand –Alone Prescription Drug Plans	Cigna, Express Scripts	Nationwide	GC, ASO	U.S. Government	Direct, Brokers	National Insurers
Medicare Supplement	Cigna	48 states (3) & District of Columbia	GC	U.S. Government	Brokers, Direct, Private Exchanges	National Insurers
Specialty Products and Services
Stop-Loss	Cigna	Nationwide	GC	U.S. Commercial	Brokers, Direct	National Insurers, Specialty Companies
Cost Containment	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial	Direct	National Insurers, Specialty Companies
Consumer Health Engagement	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial, U.S. Government	Brokers, Direct	National Insurers, Specialty Companies
Pharmacy Management	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial, U.S. Government	Brokers, Direct	National PBMs
Behavioral Health	Cigna	Nationwide	GC, ER, ASO	U.S. Commercial	Brokers, Direct	National Insurers, Specialty Companies
Dental & Vision	Cigna Dental Care®	Nationwide	GC, ER, ASO	U.S. Commercial, U.S. Government	Brokers, Direct	Dental Insurers, National Insurers
(1) AZ, CO, FL, IL, KS, MO, NC, TN, UT, VA.
(2) AL, AZ, AR, CO, CT, DE, FL, GA, IL, KS, MD, MS, MO, NC, NJ, NM, OH, OK, OR, PA, SC, TN, TX, UT, VA.
(3) All states except MA and NY.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors
International Health Products and Services
Global Health Care	Cigna Global Health Benefits, Cigna Global Individual Health	Worldwide (except as limited by applicable law)	GC, ER, ASO	International Health	Brokers, Direct	Global insurers
Local Health Care	Cigna, ManipalCigna, CignaCMB	United Kingdom, Spain, Hong Kong, India, China, Singapore, Middle East, Thailand	GC, ER, ASO	International Health	Brokers, Direct	Global insurers and local non-U.S. insurers

Principal Products & Services
U.S. Commercial Medical
•Managed Care Plans are offered through our insurance companies, Health Maintenance Organizations ("HMOs") and TPA companies. HMO, Surefit®, LocalPlus®, Network and Open Access Plus plans use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers. The national provider network for Managed Care Plans is smaller than the national network used with the PPO plan product line.
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
U.S. Government Medical
•Individual and Family Plans are Patient Protection and Affordable Care Act ("ACA") compliant exclusive provider organization ("EPO") or HMO plans marketed to individuals under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. Customers receive comprehensive health care benefits and have access to a local network of health care providers who have been selected with cost and quality in mind.
•Medicare Advantage Plans allow Medicare-eligible customers to receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. Our Medicare Advantage Plans include HMO and PPO plans marketed to individuals. A significant portion of our Medicare Advantage customers receive medical care from our value-based models that focus on developing highly engaged physician networks, aligning payment incentives to improve health outcomes and using timely and transparent data sharing.
•Medicare Stand-Alone Prescription Drug ("Part D") Products provide a number of prescription drug plan options, as well as service and information support to Medicare-eligible individuals or individuals through a qualified employer group. Our stand-alone plans offer the coverage of Medicare combined with the flexibility to select a product that provides enhanced benefits and a formulary that meets an individual's specific needs. Eligible customers benefit from broad network access and enhanced service intended to promote adherence, wellness and affordability.
•Medicare Supplement Plans provide Medicare-eligible customers with federally standardized Medigap-style plans. Customers may select among the various plans with specific plan options to meet their unique needs and may visit, without the need for a referral, any health care provider or facility that accepts Medicare throughout the United States.

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
•Pharmacy Management services and benefits can be combined with our medical offerings. The comprehensive suite of pharmacy management services are available to clients and customers through our integration with Evernorth's capabilities.
•Behavioral Health services consist of a broad national network of behavioral health providers which includes one of the largest virtual networks in the United States, behavioral health specialty case and utilization management, a crisis intervention line accessible anytime, employee assistance programs and work/life programs. We integrate our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care as well as to provide resources that increase resiliency and address non-medical factors that affect overall well-being.
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
International Health
•Global Health Care products and services include insurance and administrative services for medical, dental, pharmacy, vision and life, accidental death and dismemberment and disability risks. We are leading providers of products and services that meet the needs of multinational employers, intergovernmental and nongovernmental organizations and globally mobile individuals with a focus on keeping employees healthy and productive. The employer benefits products and services are offered through guaranteed cost, experience-rated and administrative services only funding solutions, while individuals purchase guaranteed cost coverage.
•Local Health Care products and services include medical, dental, pharmacy and vision as well as life coverage. The customers of local health care businesses are employers and individuals located in specific countries where the products and services are purchased. These employer services can similarly be funded through a range of options; individuals purchase on a guaranteed cost basis.
Revenues: Premiums and Fees
•ASO. Plan sponsors (i.e., employers, unions and other groups) self-fund all claims, but may purchase stop-loss insurance to limit exposure. We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health services; disease management; utilization management; cost containment; dental and pharmacy benefit management. Approximately 85% of our U.S. Commercial medical customers are in ASO arrangements.
•Insured: GC and ER. In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance). State or federal laws may restrict or limit the use of rating methods. Premium rates are established at the beginning of a policy period and, depending on group size, may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders. With the exception of ER policies, we generally cannot subsequently adjust premiums to reflect actual claim experience until the next policy period; the policyholder does not participate, or share in, actual claim experience; and we keep any experience surplus or margin if costs are less than the premium charged (subject to minimum medical loss ratio rebate requirements discussed below). For all insured arrangements, we bear the risk for actual costs in excess of the premium charged. Approximately 15% of our U.S. Commercial medical customers are in insured arrangements.

For Medicare Advantage plans, we receive fixed monthly payments from CMS for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. Premiums may be received from customers when our plan premium exceeds the revenue received from CMS. We also may earn additional revenue from CMS related to quality performance measures (known as "Star Ratings").

The ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS"). Our U.S. Commercial and U.S. Government medical plans are subject to minimum medical loss ratio ("MLR") requirements. The MLR represents the percentage of premiums used to pay claims and expenses for activities that improve the quality of care. If we do not satisfy the prescribed MLR, statutes require premium refunds to policyholders or to CMS.

See the "Business - Regulation" section of this Form 10-K for additional information about premiums, MLR requirements, Star Ratings and risk adjustment and risk mitigation programs of the ACA.
Market Segments
•U.S. Commercial comprises employers from the following market segments:
◦National. Multi-state employers with 5,000 or more eligible employees. We offer primarily ASO funding solutions in this market segment.
◦Middle Market. Employers generally with 500 to 4,999 eligible employees. This segment also includes single-site employers with more than 5,000 employees and Taft-Hartley plans and other groups. We offer ASO and insured funding solutions in this market segment.
◦Select. Employers generally with 51 to 499 eligible employees. We usually offer ASO with stop-loss insurance coverage and guaranteed cost insured funding solutions in this market segment.
◦Small Group. Employers generally with 2 to 50 eligible employees. We offer guaranteed cost insured funding solutions in select geographies with a strategic partner, Oscar Health, in this market segment.
•U.S. Government comprises the following market segments:
◦Individual. Includes individuals under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. We offer guaranteed cost, medical ACA-compliant and dental plans in this segment.
◦Medicare. Includes individuals who are Medicare-eligible customers, as well as employer group sponsored pre- and post-65 retirees. We receive revenue from CMS based on customer demographic data and health risk factors. Revenues from CMS were significant to the segment.
•International Health market segments include multinational employers, globally mobile individuals and employers and individuals in specific countries.

Customers
We provide clients and customers with access to a mix of medical and specialty products and services.

•Clients. Our clients include employers, union-sponsored benefit plans, workers' compensation plans, government health programs and other groups which span our operating segments.
•Customers. Our customers include individuals who access our offerings through an employer-sponsored plan, government-sponsored plan, or other insured group, either through in-person providers or virtual telehealth providers.

Primary Distribution Channels
•Brokers. Sales representatives distribute our products and services to a broad group of insurance brokers and consultants.
•Direct. Cigna sales representatives distribute our products and services directly to employers, unions and other groups or individuals. Various products may also be sold directly to insurance companies, HMOs and third-party administrators. Direct distribution may take the form of in-person contact, telephone or group selling venues, or an online direct to consumer enrollment platform for our individual market segment.
•Private Exchanges. We partner with select companies that have created private exchanges where individuals and organizations can acquire health insurance. We evaluate private exchange participation opportunities as they emerge in the market and target our participation to those models that best align with our mission and value proposition.
•Public Exchanges. Cigna offers individual ACA-compliant policies through public health insurance exchanges in select geographies.
Competition
The primary competitive factors affecting our business are quality of care and cost effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of employers and their employees; total cost management; technology; and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and health management capabilities along with an array of product funding solutions are competitive advantages. We believe our focus on improving the health, well-being and peace of mind of those we serve and how we deliver better affordability, predictability and simplicity in health care will allow us to further differentiate ourselves.
•National Insurers. United HealthGroup Inc., Aetna Inc. (owned by CVS Health Corporation), Anthem Inc., Humana Inc. and Blue Cross Blue Shield plans compete with us in a variety of products and regions.
•Local Healthplans. Blue Cross Blue Shield plans, local affiliates of major insurance companies and hospitals and regional stand-alone managed care and specialty companies compete with us in the states in which we offer managed care products. Additionally, plan sponsors may contract directly with providers.
•TPAs. Third-party administrators compete with us for ASO business.
•Provider-led Plans. Emerging participants include alternative health service models and other health plans seeking to disrupt, often through competitive technology.
•Dental Insurers. Various companies offering primarily dental insurance compete with us on these products.
•Specialty Companies. Specialty insurance or service companies that offer niche products and services compete with us.
•International Companies. Global insurers and local non-U.S. insurers compete with us through product and service offerings.

Partnering to Deliver on the Promise of More Affordable, Predictable, Simple Health Care
Cigna's strategy engages customers in their health, collaborates with providers to help them improve their performance and connects customers and providers through aligned health goals, incentives and actionable information to help enable informed decisions and drive better outcomes. Fueled by advanced insights and predictive analytics, Cigna is committed to developing innovative solutions that span the health care delivery system and can be applied to a multitude of providers.
•Accountable Care Program. We have approximately 240 collaborative care arrangements with primary care groups built on the patient-centered medical home and accountable care organization ("ACO") models. We have made adjustments to the program to deepen our partnerships in responding to the challenges and needs arising from the COVID-19 pandemic.
•Hospital Quality Program. We have contracts with approximately 125 hospital systems, involving over 420 hospitals, with reimbursements tied to quality metrics.
•Site of Care Redirection. We encourage the use of clinically appropriate settings to reduce the cost of care. This results in significant cost savings compared to receiving the same care in a hospital setting, while ensuring high quality care and service.
•Specialist Programs. We have approximately 280 arrangements with specialist groups in value-based reimbursement arrangements. These arrangements include specialties in orthopedics, obstetrics and gynecology, cardiology, gastroenterology, oncology, nephrology and neurology. Arrangements include incentives for enhanced care coordination and episodes of care reimbursements for meeting cost and quality goals. We have expanded these programs to include prospective bundled payment arrangements beginning with orthopedics.
•Independent Practice Associations. We have value-based physician engagement models in our Medicare Advantage plans that allow physician groups to share financial outcomes with us. This clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.
•Participating Provider Network. We provide our customers with an extensive network of participating health care providers, hospitals and other facilities, pharmacies and providers of health care services and supplies. In addition, we have strategic alliances with several regional managed care organizations to gain access to their provider networks and discounts.
•Virtual Care. We encourage access for customers through MDLIVE telehealth services as a way to support the patient/provider relationship. MDLIVE telehealth services provide flexibility for the customer to access a network of telehealth providers for routine primary care and wellness, urgent care, dermatology care and behavioral health care needs.

Key Transactions and Business Developments
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting this segment.

OTHER OPERATIONS

Other Operations includes the following businesses:
•Ongoing business:
•Corporate-Owned Life Insurance ("COLI") offers permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for financing employer-paid future benefit obligations.
•Exiting businesses:
•International Life, Accident and Supplemental Benefits Businesses in seven countries to be sold pursuant to the Chubb Transaction as described in the "Overview" section of this Form 10-K.
•Group Disability and Life. Prior to the sale of the U.S. Group Disability and Life business on December 31, 2020 (see Note 4 to the Consolidated Financial Statements for additional information), this operating segment provided group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services.
•Run-off businesses:
•Reinsurance is predominantly comprised of guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013.
•Settlement Annuity business in run-off.
•Individual Life Insurance and Annuity and Retirement Benefits Businesses are comprised of deferred gains from the sales of these businesses.
In 2021, Other Operations reported adjusted revenues of $4.0 billion and pre-tax adjusted income from operations of $889 million. Other Operations was previously named Group Disability and Other.
Ongoing Business
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
Exiting Businesses
International Life Accident and Supplemental Benefits
These businesses, which are subject to a definitive sales agreement (Chubb Transaction) described in the "Overview" section of this Form 10-K, offer life, accident and supplemental benefits insurance products and services in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey. South Korea represents our single largest geographic market for these businesses.
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
Group Disability and Life
Prior to the sale in 2020, our Group Disability and Life operating segment included our commercial long-term and short-term disability products and our term life group insurance products. We also offered personal accident insurance and will continue to offer voluntary products and services that were not part of the sale. Beginning in 2021, voluntary products and services are reported in the Cigna Healthcare segment.

Run-off Businesses
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

DIGITAL, DATA AND TECHNOLOGY

Cigna's investments in digital, data and technology are focused on cultivating robust digital-first capabilities to better engage with customers and stakeholders. This engagement drives affordability, simplicity, predictability and growth across all of our business platforms. We deliver value for our clients, customers and other stakeholders by creating better health outcomes, improving customer experience and lowering total cost of care.

Innovation. Customer-centric, digital-first innovation remains at the forefront of our priorities. The advancement of our internal capabilities and strategic partnerships continues to produce new and more effective ways to engage with our customers to help close gaps in care, optimize treatment and improve outcomes. During 2021, our technology continued to deliver cost synergies and differentiated innovation in areas such as pharmacy supply chain, specialty pharmacy and retail networks. In the future, we expect continued value realization with focus on customer-facing systems and opportunities for enhanced value in specialty, claims and retail. (See Evernorth Intelligence Solutions section of the "Business - Evernorth" discussion of this Form 10-K for additional information on our intelligent solutions and capabilities).

Data and Analytics. Our rich, integrated data allows us to provide differentiated outcomes. We conduct timely, rigorous and objective research and analysis that informs evidence-based medical and pharmacy benefit management and evaluates the clinical, economic and individual impact of enhanced benefit designs and programs. The combination of our predictive analytics, as well as our machine and deep learning capabilities create actionable intelligence that informs decision-making of our health care professionals. Our data-driven approach to behavioral health provides personalized and customized care across the entire continuum for the populations we serve. These solutions predict emerging health needs, close gaps in care and drive cost savings - all while empowering whole-person and whole-family health.

During 2021, we continued to leverage both internal and external data related to COVID-19 to develop vaccination incentive programs, identify and address health disparities and better understand the long-term medical and behavioral complications among the American workforce. Employers can leverage this data to proactively offer physical and behavioral health support to ease their employees' recovery and return to work.

Digital. We continue to bring new technology-enabled products and services to the market, including biometric stress prediction and focused insights in spaces such as women's health and opioid addiction. Our digital health focus has shown value across the enterprise by creating engaging experiences that give customers the right information at the right time. This includes an enhanced MyCigna.com experience with new mobile features, including refill and payment options and better access to virtual care through our acquisition of MDLIVE. Cybersecurity protections, such as multi-factor authentication, have been launched across Cigna's digital offerings providing better peace of mind and a stronger sense of security.

Technology Operations. Our technology team, powered by approximately 8,000 employees and several thousand external resources working with our partners, supports the various information systems essential to our operations, including the health benefit claims processing systems and specialty and home delivery pharmacy systems. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. We believe we have substantial capacity for growth in our United States pharmacy claims processing facilities. Our pharmacy technology platform allows us to safely, rapidly and accurately adjudicate over one billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care and our real-time safety checks help avoid medication errors. The Cigna companies hold over 270 United States patents. We use these patents to protect our proprietary technological advances and to differentiate ourselves in the market.

INVESTMENT MANAGEMENT

Our investment operations provide investment management and related services for our various businesses, including the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments, including private placement and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. We also enter into derivative financial instruments, primarily to minimize the risk of changes in foreign currency exchange rates on our investments and to manage the interest rate exposures of our long-term debt. Invested assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of adjusted income from operations for each of our segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from adjusted income from operations. For additional information about invested assets, see the "Investment Assets" section of the MD&A and Notes 11 and 12 to the Consolidated Financial Statements.

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

STRATEGIC INVESTMENTS

In addition to the portfolio investments in our general and separate accounts discussed above (see "Investment Management" section) that support our insurance operations, we do targeted investing within the health care industry specifically. In 2018, Cigna committed $250 million to Cigna Ventures, our strategic corporate venture fund to invest in promising startups and growth-stage companies who, like us, are unlocking new growth possibilities in health care. Specifically, we invest in companies making groundbreaking progress in three strategic areas: insights / analytics, digital health / experience and care delivery / enablement. As of December 31, 2021, Cigna Ventures has seven venture capital partners and 15 existing direct investments. Through these deep partnerships we collaborate, innovate and develop new solutions that address critical market challenges of affordability, predictability and simplicity impacting the people we serve.

In 2021, Cigna made targeted investments to further drive growth. We continued to invest in our technology capabilities to produce new and more effective ways to operate, as well as engage with our customers. We intend to lead with digital engagement by creating connections between points of care and guiding customers to the optimal location and provider. Our modernized data and technology ecosystem will empower us to integrate our assets, gather insights and engage with prospects and customers in new ways. For the year ended December 31, 2021, our capital expenditures for property, equipment and computer software were $1.2 billion.

Our acquisition of virtual telehealth leader MDLIVE demonstrates how we are responding to the dramatic increase in new models for accessing care and we see virtual care as accelerating improved affordability. Through MDLIVE, we have expanded access to virtual care services for millions of customers, with capabilities that now include primary and dermatological care, as well as behavioral health for conditions including anxiety and depression, and we plan to continue introducing additional services. Recently, we developed an approach for patients diagnosed with orthopedic and musculoskeletal conditions to provide highly personalized and actionable information to guide their choices and support improved health outcomes and affordability. We also launched an innovative virtual-first health plan option for employers, another step forward in providing convenient and comprehensive care experiences for our customers. See Note 4 to the Consolidated Financial Statements for further information on the MDLIVE acquisition.

In 2021, we committed to invest $550 million in preferred stock of Bright Health Group, Inc. ("Bright Health"), a technology-enabled health insurance carrier. This investment was completed in January 2022. We are committed to improving and expanding access to quality, affordable health care and our investment in Bright Health aligns with our vision. We seek to be partners of choice and look forward to exploring new ways to partner with Bright Health.

HUMAN CAPITAL MANAGEMENT

Cigna's mission is to improve the health, well-being and peace of mind of those we serve by enabling affordable, predictable and simple health care. A global healthy and diverse workforce is essential to achieving our mission and our business growth strategies. We are continually investing in our global workforce to support our employees' health and well-being, further drive diversity and inclusion, provide fair and market-competitive pay and foster their growth and development. As of the end of 2021, we had approximately 73,700 employees, with 89% of our employees based in the United States. Almost all of our employees are full-time, with less than 2% of employees regularly working fewer than 30 hours per week.
Health, Well-Being and Other Benefits
Tending to our employees' health, well-being and peace of mind is more than just our mission – it is a critical business imperative for our company. At Cigna, we believe that the provision of health and well-being benefits for our employees is our responsibility as an employer and should not be outsourced to the government or other third parties. Ensuring that our employees have comprehensive health and well-being benefits is not only the right thing to do from a societal perspective – it is also one of the most important investments in our enterprise that we make each year. That is because we strongly believe that a healthy workforce is more productive, has fewer absences and is a critical enabler for us to drive our business and our strategy forward, thereby creating significant shareholder value. In 2021, Cigna invested approximately 19% of total payroll in health, well-being and other benefits, including life and disability programs, 401(k) contributions and retirement-related benefits for its employees in the United States, which represents an increase from prior year attributed to medical spend and COVID-related benefits offered to employees.
In addition to traditional medical and pharmacy benefits, we provide mental health support to employees, including: employee assistance program (EAP) benefits that are free to all employees and to any member of their household, digital tools that provide access to education and therapy to help individuals build greater resilience and cope with stress, anxiety and depression.
Diversity, Equity & Inclusion
At Cigna, we take an expansive view of diversity including race, ethnicity, nationality, gender, veteran status, ability, sexual orientation and gender identity. As of the end of 2021, 70% of our employees were women, and 26% of our employees in the United States were from underrepresented groups (which includes Black/African American, Hispanic or Latinx, Pacific Islander and American Indian/Alaskan employees).
Our compensation practices, rooted in our pay-for-performance philosophy, promote equity in pay through measures such as benchmarking compensation by role, eliminating inquiries regarding applicants' compensation history from the hiring process and monitoring for potential disparities. Our most recent pay equity analysis, conducted in 2022, showed that in the United States, female employees at Cigna earn more than 99 cents for every dollar earned by similarly-situated male employees, and employees from underrepresented groups (as defined above) earn more than 99 cents for every dollar earned by similarly-situated white employees.
We are committed to attracting and recruiting key diverse talent across various leadership development programs and other entry level positions with the business. This success is rooted in strategic relationships with diverse student groups at our partner colleges and universities, as well as our commitment to multiple national, regional and local organizations, which provide us focused recruiting opportunities with women, the LGBTQA+ community, military veterans and underrepresented minority groups.

Talent Acquisition, Development and Retention
Our talent acquisition and rewards strategies are designed to ensure we attract and retain skilled employees who are engaged in our mission. Our compensation program is rooted in market competitive base salaries and incentives that reward contributions that advance the Company's strategy and mission. The COVID-19 pandemic has continued to impact our employee population, including increased worker attrition throughout the last year, which has affected many companies in what the media has dubbed the "great resignation." In 2021, the voluntary turnover rate was 8% for exempt employees in the United States.
Our online learning platform and career development tools and events offer a broad range of training, education and development resources to all employees. In 2021, U.S. employees on average engaged in 62 hours of learning through these resources. Enterprise leadership development programs were provided to executive, high-potential and new manager audiences to develop and expand leadership capability across the enterprise. Cigna also offers an education reimbursement program for both full and part-time employees who meet the continuing education criteria. We believe these strategies and programs contribute to employee engagement and retention.

MISCELLANEOUS

•Revenues from U.S. Federal Government agencies, under a number of contracts, represent 14% of our consolidated revenues in 2021 and 15% in 2020.
•The Company is not dependent on business from one or a few brokers or agents.

REGULATION

The laws and regulations governing our business continue to increase each year and are subject to frequent change. We are regulated by federal, state and international legislative bodies and agencies, which generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals, which could materially impact the health care system. We expect continued legislative and regulatory debate of issues related to our businesses. As has become increasingly common with public policy reforms in the health services industry, executive, judicial or legislative intervention could alter, slow or eliminate the impact of any proposal following the related regulation's promulgation.
Many aspects of our business are directly regulated by federal and state laws and administrative agencies, such as the Department of Health and Human Services ("HHS"), Centers for Medicare and Medicaid Services ("CMS"), the Internal Revenue Service ("IRS"), the U.S. Departments of Labor ("DOL") and Treasury, the Office of Personnel Management ("OPM"), the Federal Trade Commission ("FTC"), the U.S. Securities and Exchange Commission ("SEC"), the Office of the National Coordinator for Health Information Technology ("ONC"), state departments of insurance and state boards of pharmacy. Our business practices may also be shaped by enforcement actions of federal agencies, such as the Department of Justice ("DOJ"), state agencies, as well as judicial decisions.
In addition, aspects of our business are subject to indirect regulation. The self-funded benefit plans sponsored by our U.S. employer clients are regulated under federal law. These self-funded clients expect us to ensure that our administration of their plans complies with the regulatory requirements applicable to them.
Our business operations and the books and records of our regulated businesses are routinely subject to examination and audit at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL, IRS, OPM and comparable international regulators to assess compliance with applicable laws and regulations. Our operations are also subject to non-routine examinations, audits and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be implicated in investigations of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the HHS Office of Inspector General ("HHS-OIG"), the DOJ, the DOL and other state, federal and international authorities. We may also be called upon by members of the U.S. Congress to provide information, including testifying before Congressional committees and subcommittees, regarding certain of our business practices. If Cigna is determined to have failed to comply with applicable laws or regulations, these examinations, audits, investigations, reviews, subpoenas and demands may:
•result in fines, penalties, injunctions, consent orders or loss of licensure;
•suspend or exclude us from participation in government programs or limit our ability to sell or market our products;

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
COVID-19-related Regulatory Actions
In response to COVID-19 and its variants, U.S. federal and state governments have increasingly enacted new legislative and regulatory requirements, as well as provided flexibility to industry participants within existing legal requirements. These regulatory actions primarily provide for:
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
•mandating prescription drug benefit administration requirements primarily related to formulary exceptions and restrictions, and prior authorization and prescription drug refill limits; and
•requiring vaccinations for certain employee populations.
These actions are in effect for various durations, but generally track the different states of emergency that have been declared at the state and federal levels. Of particular significance is the Public Health Emergency declared by the Secretary of HHS on January 31, 2020, which sets the effective period for certain of the requirements established through federal COVID-19 legislation, such as covering testing without cost sharing.
Patient Protection and the Affordable Care Act
The Patient Protection and Affordable Care Act ("ACA") mandated broad changes to the U.S. health care system that affect insured and self-insured health benefit plans and pharmacy benefit managers. Our business model is impacted by the ACA, including our relationships with current and future producers and health care providers, products, service providers and technologies. The provisions of the ACA imposed, among other things, certain assessments on health insurers, created health insurance exchanges for individuals and small group employers to purchase insurance coverage and implemented minimum medical loss ratios ("MLRs") for our Medicare and commercial businesses. Certain states have adopted MLR requirements applicable to our commercial businesses that are more stringent than those established by the ACA. Other provisions of the ACA in effect include reduced Medicare Advantage payment rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage, extending coverage of dependents up to age 26, restrictions on differential pricing, enforcement mechanisms and rules related to health care fraud and abuse enforcement activities and certain pharmacy benefit transparency requirements. The employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the ACA) to full-time employees and their dependents, including children up to age 26, or be subject to penalties based on employer size. The ACA also changed certain tax laws to effectively limit tax deductions for certain employee compensation paid by health insurers. In December 2019, the federal government repealed the non-deductible health insurance industry fee effective for 2021, as well as the enacted but never implemented 40% excise tax on certain employer-sponsored coverage (known as the "Cadillac Tax") and the medical device tax. In 2021, in response to the COVID-19 pandemic, the federal government temporarily expanded eligibility for ACA subsidies to higher-income people who did not otherwise qualify, increased ACA subsidies for lower-income people who already qualify for 2021 and 2022, provided subsidies for individuals who receive unemployment benefits in 2021 and prevented taxpayers who misestimated their income in 2020 from having to repay excess premium tax credits. These subsidies may be extended further through proposed legislation.
Medicare and Medicaid Regulations
Through our subsidiaries, we offer individual and group Medicare Advantage, Medicare Prescription Drug ("Part D") and Medicare Supplement products. We also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries, including those dually eligible for Medicare and Medicaid benefits ("dual-eligible"). As part of our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. We offer dual-eligible products and participate in state Medicaid programs directly or indirectly through our clients who are Medicaid managed care contractors. We also perform certain Medicaid subrogation services and certain delegated services for clients, including utilization management, which are regulated by federal and state laws. Our dual-eligible products are regulated by CMS and state Medicaid agencies audit our performance to determine compliance with contracts and regulations. Our ability to obtain payment (and the determination of the amount of such payments), market to, enroll and retain customers and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion, review and enforcement.
CMS evaluates Medicare Advantage plans and Part D plans under its "Star Rating" system. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventive services, chronic illness management, coverage determinations and appeals and customer satisfaction. A plan's Star Rating affects its image in the market and plans that perform very well are able to offer enhanced benefits and market more effectively and for longer periods of time than other plans. Medicare Advantage plans' quality-bonus payments are determined by the Star Rating, with plans receiving a rating of four or more stars eligible for such payments. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain four stars or greater. For example, beginning with Star Ratings for payment year 2024, CMS will place more emphasis on patient experience survey-based measures which could reduce Star Ratings predictability year over year. Additionally, as a result of the COVID-19 pandemic's impact on 2020 care patterns and utilization, CMS finalized rules applying relief to Medicare Advantage and Part D Plan Star Ratings for payment year 2023 by utilizing the higher of the payment year 2023 or 2022 measure level Star Ratings.
CMS uses a risk-adjustment model that adjusts premiums paid to Medicare Advantage plans according to customers' health status. The risk-adjustment model generally pays more where a plan's membership is expected to have increased costs because of the health status of its members. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient and physician providers to CMS within prescribed deadlines. We generally rely on providers to appropriately document their claims and other submissions with appropriate diagnoses from which we extract hierarchical condition codes to submit to CMS as the basis for our payments received under the actuarial risk-adjustment model. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to the plans. CMS may conduct audits to validate risk-adjustment data submitted by health plans. In 2012, CMS released a payment methodology that provided for sample audit error rates to be extrapolated to the entire Medicare Advantage contract after comparing audit results with a similar audit of Medicare Fee for Service (the "FFS Adjuster") and applying an FFS Adjuster to establish actuarial equivalency in payment rates as required by the Medicare statute. However, a methodology to calculate the FFS Adjuster was not finalized and CMS has, to date, not completed any Risk Adjustment Data Validation ("RADV") audits using extrapolation.

On November 1, 2018, CMS released a proposed rule titled "Proposed Rule on Changes to MA and Part D Programs for CY 2020 and 2021" that would revise its RADV methodology for RADV audits of contract year 2011 and all subsequent years by, among other things, extrapolating the error rate related to RADV audit findings without applying the FFS Adjuster. If the proposed rule is adopted in its current form, it could result in some combination of degraded plan benefits, higher monthly premiums and reduced choice for the population served by all MA insurers. The Company, along with other Medicare Advantage organizations and additional interested parties, submitted comments to CMS on the proposed rule as part of the notice-and-comment rulemaking process. The comment period concluded on August 28, 2019 and CMS issued guidance on October 20, 2021 extending the timeline to finalize the proposed rule until November 2022. RADV audits for our contract years 2011 through 2015 are currently in process. It is uncertain whether CMS will finalize the rule as proposed. See below under "Federal and State Oversight of Government-Sponsored Health Care Programs" for a discussion of RADV audits.
Coverage of prescription drugs under Medicare Part D is also regulated by CMS and our contracts with CMS contain provisions for risk sharing and certain payments for prescription drug costs for which we are not at risk. These provisions affect our ultimate payments from CMS. For example, premiums from CMS are subject to risk corridor payments that compare costs targeted in our annual bids with actual prescription costs, limited to actual costs that would have been incurred under the standard coverage as defined by CMS. Variances exceeding certain thresholds may result in CMS making additional payments to us or require us to refund to CMS a portion of the payments we received.
We expect CMS, HHS-OIG, DOJ and other federal agencies to continue to closely scrutinize each component of the Medicare Advantage program and modify the terms and requirements of the program through rulemaking or enforcement activities. Noncompliance with these laws and regulations may result in significant consequences, including fines and penalties, enrollment sanctions, exclusion from the Medicare and Medicaid programs, limitations on expansion and criminal penalties.
False Claims Act and Anti-Kickback Laws
Our products and services are also subject to the federal False Claims Act (the "False Claims Act"), state false claims acts and federal and state anti-kickback laws. Additionally, the federal government has made investigating and prosecuting health care fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks in return for customer referrals, billing for unnecessary medical services, upcoding and improper marketing. The regulations and contractual requirements in this area are complex, frequently modified and subject to administrative discretion and judicial interpretation.
False Claims Act and Related Criminal Provisions. The False Claims Act imposes civil penalties on any person who knowingly, as defined by the statute, makes, conspires to make, or causes to be made false claims, records, or statements, or fails to return known overpayments, in connection with reimbursement by federal government programs such as Medicare and Medicaid. Private individuals may bring qui tam or "whistleblower" suits under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The ACA amended the federal anti-kickback laws to state any claim submitted to a federal or state health care program that violates the anti-kickback laws is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, creating the possibility of substantial financial liabilities. Criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency, the corporation may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state health care programs. Many states have also enacted laws similar to the False Claims Act, some of which may include criminal penalties, substantial fines and treble damages.
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
Anti-kickback laws have been cited as a partial basis, along with state consumer protection laws described below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to pharmacies or payors in connection with "product conversion" or promotion programs. Other anti-kickback and referral laws may also be applicable including criminal and civil laws restricting illegal kickbacks and conflicts of interest in connection with plans governed by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the federal "Stark Law," and various state anti-kickback restrictions.
In November 2020, HHS and HHS-OIG released a final rule that eliminates an anti-kickback regulatory safe harbor protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors or pharmacy benefit managers under the Medicare Part D program. The final rule creates two new safe harbors: (i) for price reductions by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care organizations that are reflected at the time of dispense and (ii) for fixed-fee service arrangements between manufacturers and pharmacy benefit managers. The effective date of the final rule has been postponed to January 2026. A full repeal of the final rule is included in pending legislation.
Federal Civil Monetary Penalties Law. The federal civil monetary penalty statute provides for civil monetary penalties against any person who gives something of value to a Medicare or Medicaid program beneficiary that the person knows or should know is likely to influence the beneficiary's selection of a particular provider for Medicare or Medicaid items or services. Under this law, our wholly-owned home delivery pharmacies, specialty pharmacies and home health providers are restricted from offering certain items of value to influence a Medicare or Medicaid patient's use of services. The ACA also includes several civil monetary provisions, such as penalties for the failure to report and return a known overpayment and failure to grant timely access to the HHS-OIG under certain circumstances.
Federal and State Oversight of Government-Sponsored Health Care Programs
Participation in government-sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur years after the provision of services. Risks include potential fines and penalties, restrictions on our ability to participate or expand our presence in certain programs and restrictions on marketing our plans. For example, with respect to our Medicare Advantage business, CMS and the HHS-OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including program audits and Risk Adjustment Data Validation Audits, which focus on compliance with proper coding practices. Certain of our contracts are currently subject to audits by CMS and the HHS-OIG, including RADV audits. CMS has announced that its goal is to subject all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. The DOJ is also currently conducting industry-wide investigations of the risk adjustment data submission practices and business processes of Cigna and a number of other Medicare Advantage organizations. See Note 22 to the Consolidated Financial Statements for more information.
For our Medicare Part D business, compliance with certain contractual provisions and regulatory requirements is subject to review by Recovery Audit Contractor audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments.
Government Procurement Regulations
We have a contract with the U.S. Department of Defense ("DoD"), which subjects us to applicable Federal Acquisition Regulations ("FAR") and the DoD FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and our arrangements with other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the OPM, which includes various pharmacy benefit management standards.
Employee Retirement Income Security Act
Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. ERISA is a complex set of federal laws and regulations enforced by the IRS and the DOL, as well as the courts. ERISA regulates certain aspects of the relationship between us, the employers that maintain employee welfare benefit plans subject to ERISA and the participants in such plans. Certain of our domestic subsidiaries are also subject to requirements imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured plans we administer. Certain of our domestic subsidiaries also may contractually agree to comply with these requirements on behalf of the self-insured plans they administer. We believe the conduct of our pharmacy benefit management business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurances that the DOL may not assert that pharmacy benefit managers are fiduciaries. From time to time, states have considered legislation to declare a pharmacy benefit manager or health benefit manager a fiduciary with respect to its clients.
Plans subject to ERISA may also be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law is likely to continue to be a subject for interpretation by the courts for years to come.
Privacy, Security and Data Standards Regulations
Many of our activities involve the receipt or use of confidential health and other personal information. In addition, we use aggregated and de-identified data for our own research and analysis purposes and, in some cases, provide access to such de-identified data, or analytics created from such data, to pharmaceutical manufacturers and third-party data aggregators. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. There are also industry standards for handling credit card data known as the Payment Card Industry Data Security Standard, which are a set of requirements designed to help ensure that entities that process, store or transmit credit card information maintain a secure environment. Certain states have incorporated these requirements into state laws or enacted other requirements for using and disclosing personal information. Additionally, over the past several years, various broad privacy laws have been introduced into one or both chambers of Congress, however, to date, none have been enacted.
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
The federal Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations generally place restrictions on the disclosure of nonpublic information to nonaffiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their nonpublic personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law.
State and local authorities are increasingly focused on protecting individuals from identity theft and a number of states have adopted comprehensive data security laws and regulations requiring, among other things, certain minimum data security standards and security breach notifications that may apply to us in certain circumstances, as well as certain limitations on access to and use of personal information. Neither HIPAA nor the GLBA privacy regulations preempt more stringent state laws and regulations which may differ in approach and enforcement.
States have, in recent years, begun to adopt their own omnibus, industry-neutral privacy statutes. To date, three states have passed such laws: California, which originally went into effect in 2020 and has been subsequently amended to strengthen consumer rights; as well as Colorado and Virginia, both effective in 2023. Generally, these statutes are not applicable to data regulated by GLBA and HIPAA but are, in varying respects, applicable to other data we collect, such as personal data provided by website visitors, employees and business partners. We anticipate federal and state legislators and regulators to continue to enact legislation related to privacy and cybersecurity, including with respect to ransomware incidents.
Under Section 5 of the Federal Trade Commission Act ("FTC Act"), the FTC has jurisdiction over certain privacy and security practices. Section 5 of the FTC Act bars unfair and deceptive acts and practices in or affecting commerce and the FTC has charged companies with violating this act based on failures to appropriately and transparently safeguard personal information and respect consumers' privacy rights. In addition to the FTC Act, the FTC also enforces other federal laws relating to consumers' privacy and security. The FTC has also been active with respect to companies' use of big data and artificial intelligence ("AI"), specifically ensuring fair and equitable use of these tools, and the FTC has named AI as an area of enforcement focus. State legislatures and regulators are similarly interested in the use of AI, particularly as it is used in modeling, and a handful of states have either passed legislation or issued regulatory guidance concerning AI. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, recently established the Innovation, Cybersecurity and Technology Committee to provide a forum for regulators to learn, monitor and confer on emerging technology issues, including, among others, cybersecurity and AI.
The Cybersecurity Information Sharing Act of 2015 ("CISA") encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. States have also begun to issue regulations specifically related to cybersecurity, which may differ or conflict from state to state. In October 2017, the NAIC adopted the Insurance Data Security Model Law that creates rules for insurers and other covered entities addressing data security, investigation and notification of breaches. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. As the model law is intended to serve as model legislation only, states will need to enact legislation for the model law to become mandatory and enforceable. To date, eleven states have enacted some form of the model law.
HHS, including the ONC, the Office for Civil Rights and CMS, has enacted regulations, and proposed additional regulations, to support the seamless and secure access, exchange and use of electronic health information by or between patients, enrollees and entities such as payers and health care providers, which is generally termed "interoperability." These regulations include, among others, proposed changes to HIPAA designed to promote greater patient access and control over health information maintained by health plans and health care providers and improve information sharing for case management and care coordination. Other interoperability regulations prohibit information blocking by certain entities and require certain regulated plans to make specified patient, clinical and plan-related data available to enrollees via interoperable technology and applications. These regulations apply to a variety of entities, including health plans like Medicare plans and qualified health plans, as well as health care providers, certified health information technology developers and health information networks and exchanges and generally require significant enhancements to information technology and data governance practices. The regulations and proposals demonstrate an increased interest in information sharing and will impact how industry participants, including us, comply with disclosure requirements and share information with individuals and other healthcare organizations. We continue to monitor developments and to submit comments on proposed regulations where appropriate.
In addition, international laws, rules and regulations governing the use and disclosure of personal information can be more stringent than those in the United States, and they vary from jurisdiction to jurisdiction. The European Union's General Data Protection Regulation ("GDPR"), which became effective May 2018, enhanced or created obligations regarding the handling of personal data relating to European residents (such as regarding notices, data protection impact assessments and individual rights) and provides for greater penalties for noncompliance than the previous European Directive or laws. In addition, many countries outside of Europe where we conduct business have implemented or may implement data protection laws and regulations, some of which include requirements modeled after those in the GDPR. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.
See Part I. Item 1A, "Risk Factors" for a discussion of the risks related to compliance with privacy and security regulations.
Consumer Protection Laws
We engage in direct-to-consumer activities and are increasingly offering mobile and web-based solutions to our customers. We are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. With the ever increasing reliance and demand by consumers on using their mobile devices for convenient communications, we face increased risk under these laws. The FTC is also increasingly exercising its enforcement authority in the areas of consumer privacy and data security, with a focus on web-based, mobile data and "big data." Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.
State and federal policymakers have taken actions intended to increase transparency and predictability of health care costs for consumers. For example, in October 2020, the HHS, the DOL and the Department of the Treasury issued a final rule that requires most group health plans and health insurance issuers in the individual and group markets to disclose price and cost-sharing information for all items and services to participants and enrollees. The cost-sharing information requirements under the rule take effect in a phased approach beginning January 1, 2023. In addition to providing personalized cost-sharing information, beginning January 1, 2022, health plans and health insurers must also publicly disclose (i) in-network provider negotiated rates, (ii) historical out-of-network allowed amounts and billed charges and (iii) in-network negotiated rates and historical net prices for all covered prescription drugs. Beginning in 2021, insurers will be able to receive credit in their MLR calculations for certain savings they share with enrollees. In August 2021, the departments jointly released guidance regarding the implementation of the rule. Importantly, the guidance announced that the agencies will (i) indefinitely defer enforcement of the rule's requirement that plans and issuers publish machine-readable files relating to prescription drug pricing pending further rulemaking and (ii) defer enforcement of the rule's requirement to publish the remaining machine-readable files until July 1, 2022. Congress also passed the Consolidated Appropriations Act, 2021 ("CAA"), which included a number of transparency requirements on plans and issuers that are duplicative or overlap with the October 2020 rule issued by the departments. The indefinite enforcement deferral of the prescription drug pricing file under the October 2020 rule is, in part, due to the subsequent enactment of the CAA, which requires plans to report information regarding prescription drug spending to federal regulators beginning in 2022.

As part of the aforementioned CAA, Congress passed the No Surprises Act, which prohibits health care providers, in certain situations, from balance billing the patient and requires that they work directly with insurers to agree on out-of-network reimbursement, including utilizing an independent dispute resolution process outlined in the act. The act is effective January 1, 2022. Many states already have addressed balance billing, or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole.
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
Office of Foreign Assets Control Sanctions and Anti-Money Laundering
We are also subject to regulation by the Office of Foreign Assets Control of the U.S. Department of the Treasury, which administers and enforces economic and trade sanctions against targeted foreign countries and regimes based on U.S. foreign policy and national security goals. Certain of our products are subject to the Department of the Treasury anti-money laundering regulations under the Bank Secrecy Act. In addition, we are subject to similar regulations in non-U.S. jurisdictions in which we operate.
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
Utilization Management Laws
State legislatures have begun to propose and enact laws exempting certain providers from pre-authorization requirements of insurers. These exemptions reduce the ability for insurers and medical management entities from reviewing services for medical necessity if the provider meets the law's established thresholds for approval rates in the preceding six months. The inability to apply pre-authorization requirements could lead to increased costs to plan issuers by way of the provision of unnecessary services. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Even where states do not regulate pharmacy benefit or utilization management companies directly, these laws will apply to many of our clients, including managed care organizations and health insurers.
Laws and Legislation Affecting Pharmacy Benefit Plan Design, Administration and Pharmacy Network Access
Some states have enacted laws that prohibit managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have laws or have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide customers of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Some states have also enacted legislation that can negatively impact the use of cost-saving network configurations for plan sponsors, such as limiting the implementation of pharmacy benefit designs and reimbursement structures that leverage affiliate pharmacies to reduce costs. Other states have enacted legislation purporting to prohibit health plans from offering customers financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations that limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies, which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all Food and Drug Administration approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician.
Additionally, Medicare Part D and a majority of states now have laws, regulations or some form of legislation affecting our ability, or our clients' ability, to limit access to a pharmacy provider network or remove a provider from a network. Such laws, regulations or legislation may require us or our clients to admit any retail pharmacy or provider willing to meet the plan's terms and conditions for network participation ("any willing provider") or may direct that a provider may not be removed from a network except in compliance with certain procedures ("due process").
Certain states have laws prohibiting certain pharmacy benefit management clients from imposing additional copayments, deductibles, limitations on benefits, or other conditions on covered individuals utilizing a retail pharmacy when the same conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the laws require the retail pharmacy to agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the number of prescriptions filled through home delivery.
Pharmacy Benefit Manager and Drug Pricing Regulation
Our pharmacy benefit management services are subject to numerous laws and regulations. These laws and regulations govern, and proposed legislation and regulations may govern, critical practices, including: disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; certain pharmacy contracting practices including disclosure of cost information to customers; the receipt and retention of transmission fees from contracted pharmacies; use of, administration of, or changes to drug formularies, the use and disclosure of maximum allowable cost ("MAC") pricing, or clinical programs; "most favored nation" pricing, which provides that a pharmacy participating in a specific government program must give the program the best price the pharmacy makes available to any third-party plan; disclosure of data to third parties; drug utilization management practices; the level of duty a pharmacy benefit manager owes its clients or customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; disclosure of negotiated provider reimbursement rates; disclosure of negotiated drug rebates, calculation of certain customer cost-share for prescription drug claims; pricing that includes differential or spread (i.e., a difference between the drug price charged to the plan sponsor by a pharmacy benefit manager and the price paid by the manager to the dispensing provider); disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers' drug utilization; and registration or licensing of pharmacy benefit managers.
We expect federal and state governments to continue to prioritize means of addressing out-of-pocket costs for consumers, particularly related to prescription drug costs. Policy proposals, issued via regulation or legislation, vary broadly in their approaches to achieve that goal. Current proposed legislation includes, among other things: repeal of HHS's final rule amending the anti-kickback safe harbors, as described above under the heading "False Claims Act and Anti-Kickback Laws—Anti-Kickback and Referral Laws;" government price negotiation of certain classes of prescription drugs covered by Medicare Part B and D; limits on manufacturer price increases for prescription drugs; and a redesign of the Medicare Part D benefit. Additionally, proposals at the federal and state levels consider increased regulation of pharmacy benefit managers and health plans as a means to limit consumer out-of-pocket costs, including: proposing to limit the use of various pharmacy benefit management tools; mandating the treatment of fees, discounts or financing mechanisms that otherwise are set in private contractual terms; increasing supply chain transparency; expanding regulatory requirements or definitions of fiduciaries; or mandating plan benefit designs that cap consumer out-of-pocket expense.
Some states have enacted statutes regulating the use of MAC pricing. These statutes, referred to as "MAC Transparency Laws," generally require pharmacy benefit managers to disclose specific information related to MAC pricing to pharmacies and provide certain appeal rights for pharmacies. MAC Transparency Laws also restrict the application of MAC and may require operational changes to maintain compliance with the law. Some states have also enacted laws regulating pharmacy pricing and protecting the profitability of pharmacies for dispensing certain MAC-priced drugs. Some states have enacted laws requiring that the customer cost-share for a prescription drug claim not exceed certain price points, such as the pharmacy's usual and customary charge or its contracted reimbursement for the drug. In a recent Supreme Court decision, the Court found that certain MAC Transparency Laws may be applied by states to ERISA plans in addition to health plans regulated by the applicable state. Following this decision, state legislatures and regulators have sought to extend their oversight authority of self-funded ERISA plans to pharmacy benefit management functions and pharmacy benefit plan designs beyond MAC pricing.
In March 2018, the NAIC adopted changes to the Health Carrier Prescription Drug Benefit Management Model Act. The changes address issues relating to: (i) transparency, accuracy and disclosure regarding prescription drug formularies and formulary changes during a policy year; (ii) accessibility of prescription drug benefits using a variety of pharmacy options; and (iii) tiered prescription drug formularies and discriminatory benefit design. While the actions of the NAIC do not have the force of law, they are used as a template to influence states to adopt laws based on the model legislation.
The federal Medicaid Drug Rebate Program requires participating drug manufacturers to provide rebates on all drugs reimbursed through state Medicaid programs, including through Medicaid managed care organizations. Manufacturers of brand-name products must provide a rebate equivalent to the greater of (a) 23.1% of the average manufacturer price ("AMP") paid by retail community pharmacies or by wholesalers for certain drugs distributed to retail community pharmacies, or (b) the difference between AMP and the "best price" available to essentially any customer other than the Medicaid program and certain other government programs, with certain exceptions. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations are being and have been conducted by certain government entities which call into question whether a drug's "best price" was properly calculated and reported with respect to rebates paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments.
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
Financial Reporting, Internal Control and Corporate Governance
Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and financial statements are subject to examination by such agencies. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the NAIC with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.
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

Solvency and Capital Requirements
Many states have adopted some form of the NAIC model solvency-related laws and risk-based capital ("RBC") rules for life and health insurance companies and HMOs. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer's adjusted surplus to its RBC falls below statutorily required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.
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
•in some cases, are subject to regulations in the jurisdictions where customers reside; and
•in all cases, are subject to the Foreign Corrupt Practices Act ("FCPA").
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

Item 1A. RISK FACTORS
As a large global health services company operating in a complex industry, we encounter a variety of risks and uncertainties, which could have a material adverse effect on our business, liquidity, results of operations, financial condition or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Form 10-K, including MD&A. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. The following risk factors have been organized by category for ease of use; however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.
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
•develop and bring to market new and innovative products, solutions or programs that focus on improving patient outcomes and experiences and assist in controlling costs or in response to government regulation;
•develop and create data and analytic solutions to support and improve outcomes for our products, services and solutions, including creating and developing solutions and services through partnerships with other industry participants;
•grow and support our product portfolio, expand our addressable markets and identify and introduce the proper mix, coordination or integration of products that will be accepted by the marketplace;
•evaluate drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary;
•offer cost-effective home delivery pharmacy and specialty services;
•access or continue accessing key drugs and successfully penetrate key treatment categories in our specialty pharmacy business;
•attract and retain sufficient numbers of qualified employees, particularly in an increasingly competitive job market;
•attract, develop and maintain collaborative relationships with a sufficient number of qualified partners;
•attract new and maintain existing customer and client relationships;
•leverage purchase volume to deliver discounts to health benefit providers;
•transition health care providers from volume-based fee-for-service arrangements to a value-based system;
•improve medical cost competitiveness in our targeted markets;
•manage our medical, pharmacy, administrative and other operating costs effectively; and
•contract with health care providers, pharmacy providers and pharmaceutical manufacturers on market competitive terms.
For our strategic initiatives to succeed, we must effectively collaborate across our operations, integrate our acquired businesses, actively work to ensure consistency throughout the organization and promote a global mindset along with a focus on individual customers and clients. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. We will be unable to rapidly respond to competitive, economic and regulatory changes if we do not make important strategic and operational decisions quickly, define our appetite for risk, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly. If these initiatives fail or are not executed effectively, our consolidated financial position and results of operations could be negatively affected.
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
The scale, scope and duration of the ongoing COVID-19 pandemic continues to be unknown and the overall impact on our business, operating results, cash flows or financial condition has been and may continue to be material.
The COVID-19 pandemic has adversely affected, and is continuing to affect, global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. While vaccination rates continue to rise, the COVID-19 pandemic, including vaccination efficacy, the implementation of and reaction to vaccination and testing mandates and the occurrence of new variants (including the delta and omicron variants), could continue to effect such economies and financial markets as well as the health and availability of our workforce. As a result, we may experience new disruptions to our business operations and our business could be adversely affected further, directly or indirectly, by the ongoing pandemic. National, state and local governments in affected regions have implemented and may continue to implement varying safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter-in-place orders and shutdowns, business closures, cancellations of public gatherings and other measures.
The COVID-19 pandemic has in some instances, and may continue to, heighten the potential adverse effects on our business, operating results, cash flows or financial condition as described below or in other risk factors within this section of the Form 10-K including, but not limited to, the likelihood of and impact from:
•unfavorable economic conditions on our clients and customers (both employers and individuals), health care and pharmacy providers, pharmaceutical manufacturers and third-party vendors, as well as federal and state entities and programs;
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
•increased costs or reductions in revenue, including costs for COVID-19-related care, testing and treatment; vaccine and other coverage mandates; inflation; and support for employees, clients, customers and providers;
•significant disruptions in service within our operations or among our key suppliers or other third parties, including delivery delays and other supply chain impacts and decreased worker productivity, increased worker attrition and operational and sales disruptions, including as a result of remote working arrangements, increased medical, emergency or other leave, quarantines, government actions or restrictions, including as it relates to vaccination mandates;
•compliance with substantial government regulation, including privacy and security requirements associated with providing telehealth and remote care options and new laws or regulations or changes in existing laws or regulations, such as vaccine, testing and coverage mandates and premium deferrals, which laws or regulations may vary significantly by jurisdiction;

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
We believe COVID-19 and its variants' adverse impact on our business, operating results, cash flows or financial condition will be driven primarily by the severity and duration of the pandemic, including the impact of the breadth and timing of implementation and the efficacy and costs of vaccination programs, the pandemic's continued impact on our employees, clients, customers, suppliers and partners, as well as the U.S. and global economies and the continued actions taken by governmental authorities and other third parties in response to the pandemic. Those primary drivers are largely beyond our knowledge and control, and may be more adverse than our current expectations. Given these uncertainties, we cannot estimate the full impact COVID-19 will have on our business, operating results, cash flows or financial condition, but the adverse impact could be material.
Our failure to compete effectively, to differentiate our products and services from those of our competitors and maintain or increase market share could materially adversely affect our results of operations, financial position and cash flows.
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments and other market factors. In particular markets, our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Our clients are well informed and organized and can easily move between our competitors and us. Our Express Scripts client contracts generally have three-year terms and may be subject to periodic renegotiation of pricing terms based on market factors. As described in greater detail in the description of our business in Item 1 of this Form 10-K, one of our key clients in the Evernorth segment is the Department of Defense. If one or more of our large clients terminates or does not renew a contract for any reason, including as a result of being acquired, or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our results of operations could be adversely affected and we could experience a negative reaction in the investment community resulting in decreases in the trading price of our securities or other adverse effects.
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
We must remain competitive to attract new customers, retain existing customers and further integrate additional product and service offerings. To succeed in this highly competitive marketplace, it is imperative that we maintain a strong reputation. Increasingly, our customers, clients and investors consider our efforts on a variety of matters that could impact our stakeholders, including our employees and the communities in which we operate, such as our efforts with respect to the environment and diversity, equity and inclusion. The negative reputational impact of a significant event, including a failure to execute on customer or client contracts or strategic or operational initiatives, failure to comply with applicable laws or regulations, or failure to innovate and deliver products and services that demonstrate greater value to our customers, could affect our ability to grow and retain profitable arrangements, which could have a material adverse effect on our business, results of operations, financial position and cash flows.

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
Premiums in the Cigna Healthcare segment are generally set for one-year periods and are priced well in advance of the date on which the contract commences or renews. Our revenue on Medicare Advantage plans, Individual and Family Plans ("IFP") and Medicare Part D plans is based on rates and bids submitted midyear in the year before the contract year. Although we base the premiums we charge and our Medicare Advantage, IFP and Medicare Part D rates and bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate in setting premiums. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, including changes in regulations, as well as provider billing practices and changes in customers' health care utilization patterns, which may, among other things, impact our ability to appropriately document their health conditions. Our participation in health insurance exchanges through our IFP offerings involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results.
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
We maintain and record medical claims reserves on our balance sheet for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience, but this estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns or procedures, changes in customer base and product mix, changes in the utilization of prescription drugs, medical or other covered items or services, changes in medical cost trends, changes in our health management practices, changes in regulations and the introduction of new benefits and products. If we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. Additionally, we must estimate the amount of rebates payable by us under the ACA's and CMS' minimum loss ratio rules and the amounts payable by us to, and receivable by us from, the United States federal government under the ACA's remaining premium stabilization program. Because establishing reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves which may adversely affect our results of operations, financial position and cash flows.

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
Our ability to develop and maintain satisfactory relationships with providers may also be negatively impacted by other factors not associated with us, such as changes in Medicare or Medicaid reimbursement levels, increasing pressure on revenue and other pressures on health care providers and increasing consolidation activity among hospitals, physician groups and providers. Continuing consolidation among physicians, hospitals and other providers, the emergence of accountable care organizations, vertical integration of providers and other entities, changes in the organizational structures chosen by physicians, hospitals and providers, new market entrants, including those not traditionally in the health care industry, and the increased use of virtual care services (including telehealth) may affect the way providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way we price our products and services or causing us to incur increased costs if we change our operations to be more competitive.
Out-of-network providers are not limited by any agreement with us in the amounts they bill. While benefit plans place limits on the amount of charges that will be considered for reimbursement and regulations seek to prescribe payment levels, establish methodologies and dispute resolution processes, providers are increasingly sophisticated and aggressive. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.
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
We maintain relationships with numerous pharmaceutical manufacturers, which provide us with, among other things:
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
Our contracts with pharmaceutical manufacturers are typically nonexclusive and terminable on relatively short notice by either party. The consolidation of pharmaceutical manufacturers, the termination or material alteration of our relationships, or our failure to renew contracts on market competitive terms could have a material adverse effect on our business and results of operations. In addition, arrangements between payors and pharmaceutical manufacturers have been the subject of debate in federal and state legislatures and various other public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations, relating to any of these programs could materially adversely affect our business and results of operations.

If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be adversely affected.
More than 67,900 pharmacies participated in one or more of our networks as of December 31, 2021. The ten largest retail pharmacy chains represent approximately 62% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally nonexclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers' access to retail pharmacies or our business could be materially adversely affected. The entry of one or more additional large pharmacy chains into the pharmacy benefit management business, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
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
•geopolitical business conditions and demands;
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
•man-made disasters, natural disasters (including those arising as a result of climate change) and pandemics, such as the COVID-19 pandemic, in locations where we operate; and
•general economic and political conditions.
These factors may increase in significance as we continue to expand globally and operating in new foreign markets may require considerable management time before operations generate any significant revenues and earnings. Any one of these challenges could negatively affect our operations or long-term growth. For example, if we're unable to divest our South Korean business, we will continue to be exposed to potential losses resulting from economic and regulatory changes in that country and the geopolitical climate in the Korean Peninsula, as well as foreign currency movements affecting the South Korean currency, that, due to the current concentration of our international business, could have a significant impact on our consolidated financial results.
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
As part of our strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements, divestitures and other relationships (collectively referred to as "strategic transactions"). There is significant competition for attractive targets and opportunities and we may be unable to identify and successfully complete strategic transactions in the future. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives, and we may divest or wind down such businesses. We may be unable to complete any such divestiture on terms favorable to us, within the expected timeframes, or at all. We may have continued financial exposure to divested businesses following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer related to, among other things, lawsuits, regulatory matters or tax liabilities.
Our ability to achieve the anticipated benefits of strategic transactions, including synergies, cost savings, innovation and operational efficiencies, is subject to numerous uncertainties and risks, including our ability to successfully combine or separate business operations, resources and systems, including data security systems and internal financial control standards, in an efficient and effective manner. Integration and separation activities may result in additional and unforeseen expenses, and the anticipated benefits may not be fully realized or may take longer to realize than expected. These activities are complex, costly and time-consuming and may divert management's attention from ongoing business concerns. Delays or issues encountered in these activities could have a material adverse effect on the revenues, expenses, operating results and financial condition of the Company. Additionally, the benefits of strategic transactions and the related timing could be impacted by various factors, including political instability, natural disasters, fluctuations in currency exchange rates, delays in obtaining regulatory approval and changes in regulations.
Strategic transactions could result in increased costs, including facilities and systems consolidation or separation costs and costs to retain key employees, decreases in expected revenues, earnings or cash flows and goodwill or other intangible asset impairment charges. As of December 31, 2021, our goodwill and other intangible assets had a carrying value of approximately $80 billion, representing 52% of our total consolidated assets. The value of our goodwill may be materially and adversely impacted if the businesses we acquire do not perform in a manner consistent with our assumptions. Future evaluations requiring an impairment to goodwill and other intangible assets could materially affect our results of operations and shareholders' equity in the period in which the impairment occurs. A material decrease in shareholders' equity could negatively impact our debt ratings or potentially impact our compliance with existing debt covenants. See Note 18 to the Consolidated Financial Statements for more information on goodwill and intangibles. In addition, the trading price of our securities may decline if, among other things, we are unable to achieve our estimates of earnings growth and operational cost savings, or the transaction costs are greater than expected. The trading price also may decline if we do not achieve the perceived benefits of a transaction as rapidly or to the extent anticipated by financial or industry analysts.
Additionally, joint ventures and equity investments present risks that are different from acquisitions, including risks related to: specific operations and finances of the businesses we invest in; selection of appropriate parties; differing objectives of the various parties; competition between and among parties; compliance activities (including compliance with applicable CMS requirements); growing the business in a manner acceptable to all the parties; maintaining positive relationships among the parties, clients and customers; initial and ongoing governance of joint ventures and customer and business disruption that may occur upon a joint venture termination.
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
To improve operating costs, productivity and efficiencies, we contract with third parties for the provision of specific services. Our operations may be adversely affected if a third party fails to satisfy its obligations, if the arrangement is terminated in whole or in part or if there is a contractual dispute between us and the third party. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations, any security breach involving one of our third-party vendors or a dispute between us and a third-party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
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
Increasing natural disasters in connection with climate change could also be a direct threat to us and our third-party vendors, service providers or other stakeholders. Natural disasters, such as wildfires, hurricanes and snow and ice storms, have impacted and may continue to impact our customers and pose a risk to our employees and facilities located in the impacted region. Responses to such scenarios have and may include, among other things, making temporary policy changes, such as waiving various medical requirements, assisting with replacement medications, transferring prescriptions and expanding our help line. In addition, there is a risk that actions taken to respond to climate change could increase the cost of energy, fuel and other commodities, which would increase our operating costs.
We are also subject to risk as a result of information technology disruptions. Any failure or disruption of our performance of, or our ability to perform, key business functions, including through unavailability or cyberattack of our information technology systems or those of third parties (including cloud service providers), could cause slower response times, decreased levels of service satisfaction and harm to our reputation. Our systems interface with and depend on third-party systems and we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption.
While we have adopted, and continue to enhance, business continuity and disaster recovery plans and strategies, there is no guarantee that such plans and strategies will be effective, which could interrupt the functionality of our information technology systems or those of third parties. Our failure to implement adequate business continuity and disaster recovery strategies could significantly reduce our ability to provide products and services to our customers and clients, which could have material adverse effects on our business and results of operations.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation, availability and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers and health care providers and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our clients, customers and health care providers and hinder our ability to provide or establish appropriate pricing for products and services, retain and attract clients and customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in and maintain long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market and protect against cybersecurity risks and threats or other events that could disrupt our information technology systems such as man-made or natural disasters (including those as a result of climate change). Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation, availability and data integrity of our systems could adversely affect our results of operations, financial position and cash flow.
As a large health services company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.
Our business depends on our clients' and customers' willingness to entrust us with their health-related and other sensitive personal information, including information that is subject to privacy, security or data notification laws. Computer systems may be vulnerable to physical break-ins, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. There have been, and will likely continue to be, large scale cyberattacks within the health service industry. Additionally, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information technology. Human or technological error has and could in the future result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.
As we increase the amount of personal information that we store and share digitally, our exposure to unintended disclosures, data security and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. The healthcare data ecosystem is complex and requires data exchange with vendors, business partners, the government and others. If disruptions, disclosures or breaches are not detected quickly, their effect could be compounded. We have dedicated significant resources to implement security technologies, processes and procedures to protect consumer identity and provide employee awareness training around phishing, malware and other cyber risks; however, there are no assurances that such measures will be effective against all types of breaches. Further, we depend on many vendors to support and assist our business, which requires such vendors to generate, store and use sensitive personal information.
Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our proprietary systems are becoming increasingly sophisticated. Cyberattacks can originate from a wide variety of sources including terrorists, nation states, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. For example, there has been an increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems or networks and demands payment of a ransom for their return. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to the same types of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers' and clients' data.

The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers.
In addition, the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us, our customers or other third parties could expose our customers' and their private information to the risk of financial or medical identity theft. Unauthorized dissemination of confidential and proprietary information about our business and strategy could also negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual obligations and violate applicable laws. These events would negatively affect our ability to compete, others' trust in us, our reputation, customer base and revenues and expose us to mandatory disclosure requirements, government investigations, litigation and other enforcement proceedings, material fines, penalties or remediation costs and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.
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
We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. There are currently pending, and in the future there will likely be, legislative or regulatory proposals which seek to manage the health services industry, including managing prescription drug costs and health records, as well as regulating drug distribution. We expect federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system. In addition, changes to government policies not specifically targeted to the health services industry, such as a change in tax laws and the corporate tax rate or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity. The trading price of our securities may react to the announcement of such proposals. As disclosed in Part II, Item 5 of this Form 10-K, we have an active share repurchase program authorized by our board of directors. In 2021, proposed legislation was introduced in the United States Senate, which would if passed assess an excise tax on the amount spent by a publicly traded company on buying back its own stock. We are unable to predict whether any such proposals will be enacted, or the specific terms thereof, including their effect on our operations; however, certain of these proposals could, if enacted, adversely impact our business and results of operations.
Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer and where we offer them, restrict revenue and enrollment growth, increase our costs, including medical, operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. For example, invalidation, modification, repeal or replacement of the ACA or portions thereof could result in material changes to the way we conduct our business, as well as the loss of subsidies related to our IFP offerings. We are required to obtain and maintain insurance and other regulatory approvals to, among other things, market many of our products, expand into additional geographic or product markets, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability. Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to regulatory changes may have a material adverse effect on our results of operations, financial condition and cash flows.
For more information on regulations affecting our business, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.
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
The Medicare program has been the subject of regulatory reform initiatives. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of factors, some of which are outside our control. For example, the base premium rate paid differs depending upon a combination of various factors such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Additionally, a portion of each Medicare Advantage plan's reimbursement is tied to the plan's Star Rating, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. A plan's Star Rating affects its image in the market and plans that perform well are able to offer enhanced benefits, market more effectively and for longer periods of time than other plans. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. Our Medicare Advantage plans' and Medicare Part D plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. There can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our Star Ratings. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership or impact our financial performance. See the "Executive Overview - Key Transactions and Business Developments" section of MD&A in Part II, Item 7 of this Form 10-K for additional information on our Star Ratings.
Additionally, if we fail to comply with CMS' contractual requirements, including data submission, enrollment and marketing, provider network adequacy, provider directory accuracy, quality measures, claims payment, continuity of care, timely and accurate processing of appeals and grievances, oversight of first tier downstream and related entities and call center performance, we may be subject to administrative actions, including enrollment sanctions or contract termination, fines or other penalties that could impact our profitability. As described under "Business – Regulation" in Part I, Item 1 of this Form 10-K, on November 1, 2018, CMS released a proposed rule that would revise its RADV methodology and, if adopted in its current form, could result in some combination of degraded plan benefits, higher monthly premiums or reduced choice for the population served by all Medicare Advantage insurers. While it is uncertain whether CMS will finalize the rule as proposed, if adopted, it could have a material impact on the Company's future results of operations.
Any failure, or alleged failure, to comply with various state and federal health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs, has resulted in and could in the future result in investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws. A successful action or claim against us could subject us to damage awards, including treble damages, fines, penalties or other enforcement actions, restrictions on our ability to market or enroll new customers, limits on expansion, restrictions or exclusions from programs or other agreements with federal or state governmental agencies, which could adversely impact our business, cash flows, financial condition, results of operations and reputation.
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
We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare and pharmacy departments, attorneys general, DOJ, CMS, DOL and the OIG and comparable authorities in foreign jurisdictions. Additionally, we are, and may in the future be, subject to qui tam actions in which the government may or may not intervene. With respect to our Medicare Advantage and Medicare Part D businesses, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. Certain of our contracts are currently subject to RADV audits by CMS and the OIG. The DOJ is conducting industry-wide investigations of the risk adjustment data submission practices and business processes of Cigna and a number of other Medicare Advantage organizations. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health services industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other federal and state governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.
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
These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data security and privacy is increasingly demanding. Compliance with existing or new privacy, security and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For more information on privacy regulations to which we are subject, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.
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
Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.
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
As an insurer, we have substantial investment assets that support insurance and contractholder deposit liabilities and surplus requirements in our regulated companies. The market values of our investments vary depending on economic and market conditions with no offsetting change in the value of a portion of our liabilities. A substantial portion of our investment assets are in fixed interest-yielding debt securities of varying maturities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions. A rise in interest rates would likely reduce the value of our investment portfolio, increase interest expense on our indebtedness and increase investment income as investment assets mature and are replaced. In addition, an economic contraction could result in delay in payment of principal or interest by issuers, or defaults by issuers, reducing our investment income and requiring us to write down the value of our investments.
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
The total indebtedness of Cigna was approximately $33.7 billion as of December 31, 2021. Carrying indebtedness:
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
Many factors, including geopolitical issues, future economic downturns, man-made disasters, natural disasters (including those as a result of climate change) and pandemics, availability and cost of credit and other capital and consumer spending can negatively impact the U.S. and global economies. Our results of operations could be materially adversely affected by the impact of unfavorable economic conditions on our clients and customers (both employers and individuals), health care providers, pharmacy manufacturers, pharmacy providers and third-party vendors. For example:
•Employers may take action to reduce their operating costs by modifying, delaying or canceling plans to purchase our products or making changes in the mix of products purchased that are unfavorable to us.
•Higher unemployment rates, employee attrition (including challenges filling open positions in light of an increasingly competitive job market) and workforce reductions could result in lower enrollment in our employer-based plans (including an increase in the number of employees who opt out of employer-based plans) or our individual plans.
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
Certain of the foregoing events have occurred and may continue to occur, and the occurrence of these events may, individually or in the aggregate, lead to a decrease in our customer base, revenues or margins or an increase in our operating costs.
In addition, during and following a prolonged unfavorable economic environment, federal and state budgets could be materially adversely affected, resulting in reduced or delayed reimbursements or payments in government programs such as Medicare and Social Security or under contracts with government entities. These budgetary pressures also could cause the government to impose new or a higher level of taxes or assessments on us, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
As of the end of 2021, our global real estate portfolio consisted of approximately 11.7 million square feet of owned and leased properties to support the operations of our reporting segments. Our domestic portfolio had approximately 9.7 million square feet in 43 states, the District of Columbia and the U.S. Virgin Islands. Our international properties contain approximately 2.0 million square feet located throughout the following countries: Australia, Bahrain, Belgium, Canada, Cayman Islands, China, France, Germany, Hong Kong, India, Indonesia, Kenya, Kuwait, Lebanon, Malaysia, New Zealand, Oman, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates and the United Kingdom. Approximately 1.1 million square feet of international properties is held for sale.
Our principal domestic office locations include the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters), Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania and Evernorth's corporate offices located at and around One Express Way in St. Louis, Missouri. The Wilde Building measures approximately 893,000 square feet and is owned. The St. Louis campus measures approximately 1.2 million square feet of leased space and Two Liberty Place measures approximately 265,000 square feet and is leased space.
The pharmacy operations consist of 13 order processing home delivery and specialty pharmacies, six patient contact centers, 30 specialty dispensing pharmacies and four high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
In the fourth quarter of 2021, we approved an additional strategic initiative to drive operational improvements and efficiencies. This initiative includes a reduction in the square footage of owned and leased properties and changes to how sites are utilized.
We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
The information contained under "Litigation Matters" and "Regulatory Matters" in Note 22 to the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
The principal occupations and employment histories of our executive officers (as of February 23, 2022) are listed below.
CHARLES G. BERG, 64, President, Government Business of Cigna beginning January 2022; Executive Chairman of DaVita Medical Group from November 2016 until December 2017; and Non-Executive Chairman of WellCare Health Plans, Inc. from January 2011 until May 2013.
DAVID M. CORDANI, 56, Chairman of the Board of Cigna beginning January 2022; Chief Executive Officer beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.
NOELLE K. EDER, 52, Executive Vice President, Global Chief Information Officer of Cigna beginning September 2020; Executive Vice President, Chief Information and Digital Officer at Hilton Worldwide Holdings from March 2018 until August 2020; Executive Vice President, Chief Card Customer Experience Officer at Capital One Financial Corporation from November 2016 until 2018; and Executive Vice President, Customer Experience and Operations at Capital One Financial Corporation from September 2014 until November 2016.
BRIAN C. EVANKO, 45, Executive Vice President and Chief Financial Officer beginning January 2021; President, Government Business from November 2017 to January 2021; and President, U.S. Individual Business from August 2013 to November 2017.
NICOLE S. JONES, 51, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.
JOHN M. MURABITO, 63, Executive Vice President and Chief Administrative Officer beginning August 2021; and Executive Vice President, Human Resources and Services from August 2003 until August 2021.
EVERETT NEVILLE, 57, Executive Vice President, Strategy, Corporate Development & Solutions beginning October 2021; Executive Vice President, Strategy and Business Development from January 2021 to October 2021; Senior Vice President, Value Creation and Solutions from January 2020 until January 2021; Chief Value Officer from December 2018 until January 2020; Executive Vice President, Strategy, Supply Chain & Specialty, Express Scripts from January 2018 until December 2018; Senior Vice President, Strategy, Supply Chain & Specialty from November 2016 until January 2018; and Senior Vice President, Supply Chain from March 2015 until November 2016.
ERIC P. PALMER, 45, President and Chief Executive Officer of Evernorth beginning January 2022; President and Chief Operating Officer, Evernorth from January 2021 until December 2021; Executive Vice President and Chief Financial Officer from June 2017 to January 2021; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; and Vice President, Business Financial Officer, Health Care from April 2012 to November 2015.
CYNTHIA RYAN, 48, Executive Vice President, Chief Human Resources Officer beginning August 2021; Senior Vice President, Human Resources from December 2018 to August 2021; Vice President, Human Resources from January 2017 to December 2018; and Vice President, Talent Management from May 2014 to January 2017.
JASON D. SADLER, 53, President, International Markets beginning June 2014; and President, Global Individual Health, Life and Accident from July 2010 until June 2014.
PAUL SANFORD, 54, Executive Vice President, Operations beginning September 2021; Senior Vice President, Operations and Solutions Delivery from January 2021 to September 2021; Senior Vice President, Solutions Delivery from January 2019 to December 2020; Vice President, Solutions Delivery from February 2017 to December 2018; and Vice President, Operating Effectiveness from September 2008 to February 2017.
MICHAEL W. TRIPLETT, 60, President, U.S. Commercial beginning February 2017; and Regional Segment Lead from June 2009 to February 2017.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2021, the number of shareholders of record was 31,489. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".
In 2021, Cigna initiated a quarterly cash dividend and declared quarterly cash dividends of $1.00 per share of Cigna common stock. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
For the years ended December 31, 2020 and 2019, Cigna paid a yearly cash dividend of $0.04 per share of Cigna common stock.
See Note 8 to the Consolidated Financial Statements for further information on dividend payments.
For information on securities authorized for issuance under our existing equity compensation plans, see Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management and Rebated Stockholder Matters."
Issuer Purchases of Equity Securities
The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2021:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2021	567	$209.40	—	$6,619,335,337
November 1-30, 2021	3,744,700	(1)	3,742,474	$6,009,814,491
December 1-31, 2021	4,913,254	(1)	4,905,726	$5,162,962,098
Total	8,658,521	(1)	8,648,200	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 567 shares in October, 2,226 shares in November and 7,528 shares in December 2021. Amount purchased also reflects the final delivery of 910,182 shares in November 2021 and 932,888 shares in December 2021 pursuant to the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. Such repurchases were made pursuant to the Company's share repurchase program described in note (2) of this table. Average price paid per share for shares not purchased pursuant to the ASR agreements was $215.20 in November 2021 and $213.17 in December 2021.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In February 2022, the Board increased repurchase authority by an additional $2.0 billion. Share repurchase authority was $6.0 billion as of February 23, 2022.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

Stock Price Performance Graph
The graph below compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2021 with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 500 Health Care Index. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Five Year Cumulative Total Shareholder Return*
December 31, 2016 - December 31, 2021

$250
$200
$150
$100
$50
$0

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Cigna	$100	$152	$142	$153	$156	$175
S&P 500	$100	$122	$116	$153	$181	$233
S&P 500 Health Care Index	$100	$122	$130	$157	$178	$225

* Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2016 and that all dividends were reinvested.

Item 6. [Reserved]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of December 31, 2021 compared with December 31, 2020 and our results of operations for 2021 compared with 2020 and 2019 and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in this Form 10-K for additional information regarding the Company's significant accounting policies. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").
In this MD&A, our consolidated measures "adjusted income from operations," earnings per share on that same basis and "adjusted revenues" are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures of "shareholders' net income," "earnings per share" and "total revenues." We also use pre-tax adjusted income (loss) from operations and adjusted revenues to measure the results of our segments.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income (or income before income taxes for the segment metric) excluding net realized investment results, amortization of acquired intangible assets, results of transitioning clients prior to 2020 and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items, revenue contribution from transitioning clients prior to 2020 and Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business. Adjusted revenues is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, total revenues. See the below Financial Highlights section for a reconciliation of consolidated adjusted revenues to total revenues.

EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care affordable, predictable and simple. Our subsidiaries offer a differentiated set of pharmacy, medical, dental and related products and services. For further information on our business and strategy, see Item 1, "Business" in this Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments.
Summarized below are certain key measures of our performance by segment for the years ended December 31, 2021, 2020 and 2019:

Financial highlights by segment
	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
(Dollars in millions, except per share amounts)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues
Adjusted revenues by segment
Evernorth	$131,912	$116,130	$96,447	14%	20%
Cigna Healthcare	44,652	41,135	39,089	9	5
Other Operations	3,989	8,446	8,215	(53)	3
Corporate, net of eliminations	(6,475)	(5,644)	(3,576)	(15)	(58)
Adjusted revenues	174,078	160,067	140,175	9	14
Revenue contribution from transitioning clients	—	—	13,347	N/M	N/M
Net realized investment results from certain equity method investments	—	130	44	N/M	195
Special item related to contractual adjustment for a former client	—	204	—	N/M	N/M
Total revenues	$174,078	$160,401	$153,566	9%	4%
Shareholders' net income	$5,365	$8,458	$5,104	(37)%	66%
Adjusted income from operations	$6,980	$6,795	$6,476	3%	5%
Earnings per share (diluted)
Shareholders' net income	$15.73	$22.96	$13.44	(31)%	71%
Adjusted income from operations	$20.47	$18.45	$17.05	11%	8%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$5,818	$5,363	$5,092	8%	5%
Cigna Healthcare	3,609	4,031	3,963	(10)	2
Other Operations	889	966	1,131	(8)	(15)
Corporate, net of eliminations	(1,339)	(1,552)	(1,824)	14	15
Consolidated pre-tax adjusted income from operations	8,977	8,808	8,362	2	5
Adjustment for transitioning clients	—	—	1,726	N/M	N/M
Income attributable to noncontrolling interests	58	37	20	57	85
Net realized investment gains (losses) (1)	196	279	221	(30)	26
Amortization of acquired intangible assets	(1,998)	(1,982)	(2,949)	(1)	33
Special items	(451)	3,726	(810)	N/M	N/M
Income before income taxes	$6,782	$10,868	$6,570	(38)%	65%
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	For the Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
Pharmacy revenues	$121,413	$107,769	$103,099	$13,644		13%	$4,670		5%
Premiums	41,154	42,627	39,714	(1,473)		(3)	2,913		7
Fees and other revenues	9,962	8,761	9,363	1,201		14	(602)		(6)
Net investment income	1,549	1,244	1,390	305		25	(146)		(11)
Total revenues	174,078	160,401	153,566	13,677		9	6,835		4
Pharmacy and other service costs	117,553	103,484	97,668	14,069		14	5,816		6
Medical costs and other benefit expenses	33,562	32,710	30,819	852		3	1,891		6
Selling, general and administrative expenses	13,030	14,072	14,053	(1,042)		(7)	19		—
Amortization of acquired intangible assets	1,998	1,982	2,949	16		1	(967)		(33)
Total benefits and expenses	166,143	152,248	145,489	13,895		9	6,759		5
Income from operations	7,935	8,153	8,077	(218)		(3)	76		1
Interest expense and other	(1,208)	(1,438)	(1,682)	230		16	244		15
Debt extinguishment costs	(141)	(199)	(2)	58		29	(197)		N/M
Gain (loss) on sale of business	—	4,203	—	(4,203)		N/M	4,203		N/M
Net realized investment gains (losses)	196	149	177	47		32	(28)		(16)
Income before income taxes	6,782	10,868	6,570	(4,086)		(38)	4,298		65
Total income taxes	1,367	2,379	1,450	(1,012)		(43)	929		64
Net income	5,415	8,489	5,120	(3,074)		(36)	3,369		66
Less: Net income attributable to noncontrolling interests	50	31	16	19		61	15		94
Shareholders' net income	$5,365	$8,458	$5,104	$(3,093)		(37)%	$3,354		66%
Consolidated effective tax rate	20.2%	21.9%	22.1%	(170)	bps		(20)	bps
Medical customers (in thousands)	17,081	16,650	17,137	431		3%	(487)		(3)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions			Diluted Earnings Per Share
	For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019	2021	2020	2019
Shareholders' net income	$5,365	$8,458	$5,104	$15.73	$22.96	$13.44
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	(158)	(244)	(190)	(0.46)	(0.66)	(0.50)
Amortization of acquired intangible assets	1,494	1,431	2,248	4.38	3.88	5.92
Adjustment for transitioning clients	—	—	(1,316)	—	—	(3.46)
Special items
Charge for organizational efficiency plan	119	24	162	0.35	0.07	0.43
Debt extinguishment costs	110	151	—	0.32	0.41	—
Integration and transaction-related (benefits) costs	71	404	427	0.21	1.10	1.11
(Benefits) charges associated with litigation matters	(21)	19	41	(0.06)	0.05	0.11
Risk corridors recovery	—	(76)	—	—	(0.21)	—
Contractual adjustment for a former client	—	(155)	—	—	(0.42)	—
(Gain) on sale of business	—	(3,217)	—	—	(8.73)	—
Total special items	279	(2,850)	630	0.82	(7.73)	1.65
Adjusted income from operations	$6,980	$6,795	$6,476	$20.47	$18.45	$17.05
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

COVID-19 Update
Cigna's commitment to the health, well-being and peace of mind of our employees and the people we serve remains the primary focus as the pandemic continues to impact all aspects of daily life. Cigna is leveraging its resources, expertise, data and actionable intelligence to assist customers, clients and care providers navigate the evolving dynamics of the pandemic. The Company continues to encourage COVID-19 vaccinations across all eligible populations to help control the spread of the virus, limit the severity of the disease and save lives. Cigna has also expanded access to testing, care and supportive resources to help everyone it serves take care of their physical and mental health during this time, and will continue to do so.
For the fourth quarter of 2021, our Cigna Healthcare segment reflected net unfavorable COVID-19 related impacts, although not as significant when compared to those recognized in the same period in 2020. For the year ended December 31, 2021 compared to 2020, the net unfavorable impacts reflect increased direct costs of COVID-19 testing, treatment and vaccines as well as the significant deferral of care by our customers in 2020. These impacts were partially offset by the absence of the premium relief programs implemented in 2020.
We continue to optimize purchasing volume across the pharmaceutical supply chain in order to mitigate risk of disruption with prescription drug supply due to ongoing global supply disruptions.
The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. There continues to be uncertainty surrounding the pace, duration and extent of the COVID-19 pandemic and its related impacts — including vaccination efforts and new COVID-19 variants (including the delta and omicron variants) — on our results for 2022 and beyond. We believe that such financial results may continue to be impacted by, among other things, higher medical costs to treat those affected by the virus, vaccine-related costs, test reimbursement costs, lower risk adjustment revenue due to disrupted care impeding appropriate documentation of customer risk profiles in our Medicare Advantage plans, the pace at which costs return as well as the severity of costs for those who had previously deferred care, the potential for future deferral of care, lower customer volumes due to a disrupted employment market, or volatility in the economic markets.
For further information regarding the potential impact of COVID-19 on the Company, see "Risk Factors" contained in Part I, Item 1A of this Form 10-K.
Commentary: 2021 versus 2020
The commentary presented below, and in the segment discussions that follow, compare results for the year ended December 31, 2021 with results for the year ended December 31, 2020.
Shareholders' net income decreased, reflecting the absence of the gain on sale of the Group Disability and Life business reported in 2020, partially offset by higher adjusted income from operations.
Adjusted income from operations increased, primarily resulting from higher earnings in Evernorth and lower net interest expense. Improved results in our international businesses held for sale (reported in Other Operations) also contributed to the increase. These favorable effects were partially offset by lower earnings in Cigna Healthcare and the absence of earnings in 2021 from the sold Group Disability and Life business. The increase in earnings in the Evernorth segment was primarily attributable to continued contract affordability improvements and business growth (see "Evernorth Segment" section of this MD&A). Lower earnings in Cigna Healthcare were primarily driven by the unfavorable impacts of COVID-19, partially offset by higher net investment income (see "Cigna Healthcare Segment" section of this MD&A).
Medical customers grew, reflecting a higher customer base in Individual and Medicare Advantage, as well as our Middle Market, Select and International Health market segments, offset by a decline in customers in our National Accounts market segment.
Pharmacy revenues increased, reflecting inflation on branded drugs and higher claim volume, primarily due to our collaboration with Prime Therapeutics. See the "Evernorth Segment" section of this MD&A for further discussion of Pharmacy revenues.
Premiums were lower, reflecting the impact of the sale of the Group Disability and Life business. This effect was partially offset by an increase in Cigna Healthcare premiums resulting from customer growth in our insured businesses, higher premium rates due to anticipated underlying medical cost trend and the absence of premium relief programs implemented in the second quarter of 2020 in response to deferred care due to the COVID-19 pandemic.

Fees and other revenues increased, primarily driven by customer growth (see "Evernorth Segment" section of this MD&A).
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
Medical costs and other benefit expenses increased, resulting from higher medical costs in Cigna Healthcare primarily driven by net unfavorable COVID-19 related impacts, underlying medical cost trend and customer growth in our insured business. These unfavorable effects were substantially offset by the impact of the sale of the Group Disability and Life business.
Selling, general and administrative expenses decreased, primarily reflecting the impact of the sale of the Group Disability and Life business, lower integration and transaction costs and the repeal of the health insurance industry tax. These favorable effects were partially offset by expense growth in Evernorth and Cigna Healthcare reflecting business growth.
Interest expense and other decreased primarily due to a lower average interest rate and lower levels of average outstanding debt resulting from debt repayments.
Debt extinguishment costs were lower because the debt repaid in 2021 had lower interest rates than the debt repaid in 2020.
Realized investment results improved, primarily due to gains on sales of real estate joint ventures in 2021, favorable market value adjustments on equity securities in 2021 compared with 2020 and lower credit loss reserves on debt securities. These favorable effects were partially offset by lower gains on sales of debt securities in 2021 compared with 2020.
Income tax expense decreased in 2021, reflecting the absence of taxes recorded in 2020 on the sale of the Group Disability and Life business. The consolidated effective tax rate decreased, primarily driven by the repeal of the nondeductible health insurance industry tax in 2021 and the absence of incremental tax expense associated with the sale of the Group Disability and Life business in 2020.
Commentary: 2020 vs 2019
Due to the segment changes made in 2021, the following commentary comparing consolidated 2020 results to 2019 is provided as an update to the commentary provided in our 2020 Form 10-K.
Shareholders' net income increased, driven by the gain on sale of the Group Disability and Life business, lower amortization of acquired intangible assets and higher adjusted income from operations, partially offset by the absence of earnings from transitioning clients.
Adjusted income from operations increased, driven in part by higher earnings in the Evernorth segment reflecting customer growth and increased script volumes and lower interest costs in Corporate due to a lower level of outstanding debt. These favorable effects were partially offset by lower earnings from the sold Group Disability and Life business (reported in Other Operations) primarily reflecting significantly elevated life claims related to the effects of COVID-19.
Medical customers decreased due to declines in the Middle Market and National Accounts market segments and increased disenrollment driven by the impacts of COVID-19. Those decreases were partially offset by growth in the Select and International Health market segments, as well as Medicare Advantage customers.
Pharmacy revenues increased, reflecting the transition of Cigna Healthcare's customers to Evernorth, higher claims volumes, driven by the Evernorth collaboration with Prime Therapeutics and increased prices, primarily due to inflation on branded drugs. These factors were substantially offset by the absence of revenues from the transitioning clients and, to a lesser extent, an increase in the generic fill rate. See the "Evernorth Segment" section of this MD&A for further discussion of pharmacy revenues.
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

Fees and other revenues decreased, primarily reflecting the transition of Cigna Healthcare's commercial customers to Evernorth's retail pharmacy network beginning in the third quarter of 2019 (see Note 3(J) to the Consolidated Financial Statements for further information).
Net investment income decreased, driven by lower yields, including lower income from partnership investments due to current economic conditions. These effects were partially offset by higher average assets.
Pharmacy and other service costs increased, reflecting the transition of Cigna Healthcare's customers to Evernorth, higher claims volumes, driven by the Evernorth collaboration with Prime Therapeutics and an increase in pricing, primarily due to inflation on branded drugs. These factors were substantially offset by the impact of the absence of the transitioning clients and, to a lesser extent, continued contract affordability improvements and the favorable impact of the mix of claims.
Medical costs and other benefit expenses increased, reflecting both customer growth and direct costs associated with COVID-19, partially offset by care deferrals in insured products in Cigna Healthcare and higher life claims in the sold Group Disability and Life business due to the effects of the COVID-19 pandemic.
Selling, general and administrative expenses were essentially flat, primarily reflecting lower charges in 2020 for the 2019 organizational efficiency plan and resolving our Affordable Care Act risk corridors claim against the United States Federal Government in the third quarter of 2020. These decreases were offset by the return of the health insurance industry tax.
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
Key Transactions and Business Developments

Organizational Efficiency Plan
As discussed in Note 15 to the Consolidated Financial Statements, during the fourth quarter of 2021, the Company approved a strategic plan to drive operational efficiencies. We believe this plan, coupled with the previously announced divestiture of the international life, accident and supplemental health benefits businesses (described below), will further leverage the Company's ongoing growth to drive operational efficiency through enhancements to organizational structure and increased use of automation and shared services. In connection with these plans, Cigna has updated its reporting segments to align with the new business reporting structure and recognized a charge in the fourth quarter of 2021 in the amount of $168 million, pre-tax ($119 million, after-tax). We expect to realize annualized after-tax savings of approximately $180 million. A substantial portion of the savings is expected to be realized in 2022. Although a substantial portion of the actions associated with these strategic steps have been reflected in the charge recognized in the fourth quarter of 2021, additional amounts are expected to be recorded in the second quarter of 2022 as we finalize our plans following the completion of the divestiture. See Note 15 for further information regarding our organizational efficiency charge.

Agreement to Sell International Life, Accident and Supplemental Benefits Businesses
We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in seven countries to Chubb INA Holdings, Inc. ("Chubb") for $5.75 billion cash (the "Chubb Transaction"). Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in the second quarter of 2022. The "Liquidity and Capital Resources" section of this MD&A provides discussion of the expected impact of this transaction to liquidity.

Purchase of MDLIVE
As discussed in Note 4 to the Consolidated Financial Statements, on April 19, 2021 Cigna's Evernorth segment completed the acquisition of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform (the "MDLIVE Acquisition"). The acquisition of MDLIVE will enable Evernorth to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers. The "Liquidity and Capital Resources" section of this MD&A provides discussion of the impact of the MDLIVE Acquisition on liquidity.

Sale of Group Disability and Life Business
As discussed in Note 4 to the Consolidated Financial Statements, Cigna sold its U.S. Group Disability and Life business to New York Life Insurance Company for $6.2 billion on December 31, 2020 (the "New York Life Divestiture"). The "Liquidity and Capital Resources" section of this MD&A provides discussion of the use of proceeds from the New York Life Divestiture.

Merger with Express Scripts
Cigna acquired Express Scripts on December 20, 2018. Costs related to this transaction are reported in "integration and transaction-related costs" as a special item and excluded from adjusted income from operations because they are not indicative of future underlying performance of the business. The integration of this acquisition has been completed.
On January 30, 2019, Anthem, Inc. ("Anthem"), a former client of Express Scripts, exercised its early termination right and terminated its pharmacy benefit management services agreement with us, effective March 1, 2019. There was a twelve-month transition period that ended March 1, 2020. We excluded the results of Express Scripts' contract with Anthem (and also Coventry Health Care, Inc.) from our non-GAAP reporting metrics adjusted revenues and adjusted income from operations for 2019 and refer to these clients as transitioning clients. As of December 31, 2019, the transition was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our reported adjusted revenues and adjusted income from operations. Additionally, for the year ended December 31, 2020, we recorded an adjustment related to this contract that was excluded from adjusted revenues and adjusted income from operations.

Medicare Star Quality Ratings ("Star Ratings")
The Centers for Medicare & Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform, scoring how well plans perform in several categories, including quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 87% of our MA customers were in four star or greater plans for bonus payments received in 2021 and approximately 89% were in four star or greater plans for bonus payments to be received in 2022; we expect this percentage to decrease to 86% for bonus payments to be received in 2023 based upon the mix of new and existing MA plans.

Medicare Advantage ("MA") Rates
On January 15, 2021, CMS published the Calendar Year 2022 Medicare Advantage and Part D Rate Announcement (the "2022 Final Notice"), finalizing reimbursement rates for 2022. On February 2, 2022, CMS released the Calendar Year 2023 Advance Notice of Methodological Changes for Medicare Advantage Capitation Rates and Part C and Part D Payment Policies (the "Advance Notice"). We do not expect the new rates to have a material impact on our consolidated results of operations in 2022 or 2023. CMS will accept comments on the Advance Notice through March 4, 2022, before publishing the final rate announcement by April 4, 2022. The Advance Notice is subject to the required notice and comment period, and we cannot predict when or to what extent CMS will adopt the proposals in the Advance Notice.

LIQUIDITY AND CAPITAL RESOURCES

(In millions)
Financial Summary	2021	2020	2019
Short-term investments	$428	$359	$423
Cash and cash equivalents	$5,081	$10,182	$4,619
Short-term debt	$2,545	$3,374	$5,514
Long-term debt	$31,125	$29,545	$31,893
Shareholders' equity	$47,112	$50,321	$45,338

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
Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 20 to the Consolidated Financial Statements in this Form 10-K for additional information regarding these restrictions. Most of the Evernorth segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to Cigna.

Cash flows for the years ended December 31 were as follows:

(In millions)	2021	2020	2019
Net cash provided by operating activities	$7,191	$10,350	$9,485
Net cash (used in) provided by investing activities:
Cash proceeds from sale of U.S. Group Disability and Life business, net of cash sold	(61)	5,592	—
Other acquisitions	(1,833)	(139)	(153)
Net investment sales (purchases)	(660)	(1,406)	480
Purchases of property and equipment, net	(1,154)	(1,094)	(1,050)
Other, net	97	23	(11)
Net investing activities	(3,611)	2,976	(734)
Net cash (used in) financing activities:
Debt (repayments) issuances	521	(4,736)	(5,175)
Stock repurchase	(7,742)	(4,042)	(1,987)
Dividend payments	(1,341)	(15)	(15)
Other, net	350	260	(10)
Net financing activities	(8,212)	(8,533)	(7,187)
Foreign currency effect on cash	(65)	41	(8)
Change in cash, cash equivalents and restricted cash	$(4,697)	$4,834	$1,556

The following discussion explains variances in the various categories of cash flows for the year ended December 31, 2021 compared with the year ended December 31, 2020. For comparisons of liquidity and capital resources for the year ended December 31, 2020 compared with the year ended December 31, 2019, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash provided by operating activities decreased, driven by increases in accounts receivable due to higher pharmacy claim volume and business growth and a delay in the annual CMS Part D settlement, the timing of pharmacy and other service cost payables as well as higher tax payments largely related to the sale of the Group Disability and Life business. These decreases were partially offset by the absence of the health insurance industry tax payments.
Investing and Financing activities
Cash used in investing activities increased, primarily due to the acquisition of MDLIVE in 2021, the absence of the net proceeds from the sale of the Group Disability and Life business in 2020, partially offset by lower net investment activities.
Cash used in financing activities decreased primarily due to lower debt repayments, offset by higher stock repurchases including shares purchased pursuant to the ASR agreements (described below) and an increase in dividends paid.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $2.8 billion and $2.3 billion for the years ended December 31, 2021 and 2020, respectively. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.

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
Funds Available
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
Cigna's revolving credit agreements include: a $3.0 billion five-year revolving credit and letter of credit agreement that expires in April 2026; a $1.0 billion three-year revolving credit agreement that expires in April 2024; and a $1.0 billion 364-day revolving credit agreement that expires in April 2022.
As of December 31, 2021, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $3.0 billion of remaining capacity under our commercial paper program and $5.5 billion in cash and short-term investments, approximately $1.7 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
At December 31, 2021, our debt-to-capitalization ratio was 41.7%, an increase from 39.5% at December 31, 2020, reflecting higher commercial paper balances and the impact of share repurchase on shareholders' equity.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $2.0 billion from its subsidiaries without further approvals as of December 31, 2021.
Use of capital resources
Capital Expenditures. Capital expenditures for property, equipment and computer software were $1.2 billion in 2021 compared to $1.1 billion in 2020. We expect to continue to invest in technology that we believe will drive future growth. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. For 2021, Cigna declared and paid quarterly cash dividends of $1.00 per share of Cigna common stock. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On February 3, 2022, the Board of Directors declared and increased the quarterly cash dividend to $1.12 per share of Cigna common stock to be paid on March 24, 2022 to shareholders of record on March 9, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Acquisition. In April 2021, Cigna completed its acquisition of MDLIVE, which was funded with cash on hand and commercial paper borrowings. See Note 4 to the Consolidated Financial Statements for additional information.
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

On August 23, 2021, as part of our existing share repurchase program, we entered into accelerated share repurchase agreements to repurchase $2.0 billion of common stock. The total number of shares repurchased under the ASR agreements was 9.5 million. See Note 8 to the Consolidated Financial Statements for additional information.

For the year ended December 31, 2021, we repurchased 35.2 million shares for approximately $7.7 billion including the $2.0 billion paid under the ASR agreements. From January 1, 2022 through February 23, 2022, we repurchased 5.0 million shares for approximately $1.2 billion. Share repurchase authority was $6.0 billion as of February 23, 2022.
Pension liability. As of December 31, 2021, our unfunded pension liability was $377 million, a decrease of $600 million from December 31, 2020, primarily attributable to strong investment asset returns and an increase in discount rates of 33 basis points. In 2021, we made immaterial contributions to the qualified pension plans as required under the Pension Protection Act of 2006 and we expect the required contributions for 2022 to be immaterial. See Note 16 to the Consolidated Financial Statements for additional information.
Divestitures
Group Disability and Life Sale. In connection with the sale of this business that closed on December 31, 2020, we deployed approximately $3.0 billion to debt repayment by: (i) repaying in full our $1.4 billion 364-Day Term Loan Credit Agreement entered into on April 1, 2020, on December 31, 2020; (ii) redeeming in full the $1.0 billion aggregate principal amount of Cigna's Senior Floating Rate Notes due 2021 on January 15, 2021 at a redemption price calculated in accordance with the terms and conditions of the indenture governing the Notes; and (iii) repaying certain balances of our outstanding commercial paper in January 2021.
Sale of life, accident and supplemental benefits businesses in seven countries. Cigna entered into a definitive agreement in October 2021 to sell its life, accident and supplemental benefits businesses in seven countries to Chubb for $5.75 billion cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in the second quarter of 2022. Cigna estimates it will receive approximately $5.4 billion of net after-tax proceeds from this transaction and expects to utilize the after-tax proceeds from the transaction primarily for share repurchases.
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
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 22 to the Consolidated Financial Statements for discussion of various guarantees.

On balance sheet:
•Insurance liabilities
◦Insurance liabilities inclusive of the businesses held for sale are $21.5 billion, which include contractholder deposit funds, future policy benefits and unpaid claims and claim expenses.
◦Of the total obligation amount, $4.3 billion of insurance liabilities are associated with the sold retirement benefits, individual life insurance and annuity businesses, as well as the group life and personal accident businesses as their related net cash flows are not expected to impact our cash flows.
◦The $22.3 billion of total obligations exceeds the corresponding insurance and contractholder liabilities of $17.3 billion recorded on the balance sheet. This is because some of the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The timing and amount of actual future cash flows may differ from the projected amount disclosed.
◦We expect $5.2 billion of insurance liabilities to be paid within the next twelve months beginning January 1, 2022.
◦See Note 9 to the Consolidated Financial Statements for information regarding insurance liabilities.
•Long-term debt
◦Total scheduled payments on long-term debt are $48.2 billion, which include scheduled interest payments and maturities of long-term debt.
◦We expect $1.7 billion of long-term debt payments, which include scheduled interest payments and current maturities of long-term debt to be paid within the next twelve months beginning January 1, 2022.

◦Finance leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 19 to the Consolidated Financial Statements for information regarding finance leases.
◦See Note 7 to the Consolidated Financial Statements for information regarding principal maturities of long-term debt.
•Other noncurrent liabilities
◦These include approximately $704 million of estimated payments for guaranteed minimum income benefit ("GMIB") contracts (without considering any related reinsurance arrangements), other postretirement and postemployment benefit obligations, pension, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts and reinsurance liabilities.
◦We expect $121 million of other noncurrent liabilities to be paid within the next twelve months beginning January 1, 2022.
◦See Note 16 to the Consolidated Financial Statements for further information on pension obligations.
•Operating leases
◦These include operating lease payments of $641 million.
◦We expect $152 million of operating lease payments to be due within the next twelve months beginning January 1, 2022.
◦See Note 19 to the Consolidated Financial Statements for additional information.
•Uncertain Tax Positions
◦In the event we are unable to sustain all of our $1.2 billion of uncertain tax positions, it could result in future tax payments of approximately $900 million. We cannot reasonably estimate the timing of such future payments.
◦See Note 21 to the Consolidated Financial Statements for additional information on uncertain tax positions.

Off-balance sheet:
•Purchase obligations
◦These include agreements to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude contracts that are cancellable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.
◦As of December 31, 2021, purchase obligations consisted of a total of $4.3 billion of estimated payments required under contractual arrangements. This includes:
▪$3.4 billion of investment commitments, primarily comprised of other-long-term investments and equity securities.
▪$932 million of future service commitments, primarily comprised of contracts for certain outsourced businesses process and information technology maintenance and support.
◦We expect $2.0 billion of purchase obligations to be paid within the next twelve months beginning January 1, 2022, of which $1.6 billion relates to investment commitments and $368 million relates to future service commitments.
◦See Note 11 of the Consolidated Financial Statements for additional information on investment commitments.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in this Form 10-K. We regularly evaluate items that may impact critical accounting estimates.
In addition to the estimates presented in the following tables, the Notes to the Consolidated Financial Statements describe other estimates that management has made in preparation of the financial statements. Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience significantly differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and in certain situations, could have a material adverse effect on liquidity and our financial condition. The tables below present the adverse impacts of certain possible changes in assumptions. The effect of assumption changes in the opposite direction would be a positive impact to our consolidated results of operations, liquidity or financial condition, except for assessing impairment of goodwill.

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

Fair values of reporting units are estimated based on discounted cash flow analysis and market approach models using assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our ongoing strategy and projection processes. Future cash flows for Evernorth are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.

The fair value of intangibles and the amortization method were determined using an income approach that relies on projected future cash flows including key assumptions for customer attrition and discount rates. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value.

Our U.S. Government reporting unit contracts with CMS to provide managed health care services, including Medicare Advantage and Medicare-approved prescription drug plans. Estimated future cash flows for this reporting unit's Medicare Advantage business incorporate the current reimbursement structure for 2022 and beyond. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding levels for these programs are dependent on many factors including changes to the risk adjustment payment methodology, government efforts to contain health care costs, budgetary constraints and general political issues and priorities.

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

Goodwill and other intangibles as of December 31 were as follows (in millions):

·2021 – Goodwill $45,811; Other intangible assets $34,102
·2020 – Goodwill $44,648; Other intangible assets $35,179

See Note 18 to the Consolidated Financial Statements for additional discussion of our goodwill and other intangible assets.

We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2021. The evaluations indicated that the fair value estimates of our reporting units exceed their carrying values by significant margins. Changes in assumptions concerning future financial results or other underlying assumptions, including macroeconomic factors, government legislation, changes in the competitive landscape or other market conditions could impact our ability to achieve profitability projections. If we consistently do not achieve our earnings and cash flow projections or our cost of capital rises significantly, the assumptions and estimates underlying the goodwill and intangible asset impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results and financial position.

Specific to the U.S. Government reporting unit, in 2021 we experienced elevated medical claims and lower risk adjustment revenues primarily due to the COVID-19 pandemic. If these factors were to worsen or continue beyond our current expectations, profitability could be further impacted and significantly reduce the fair value of this reporting unit.

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

·2021 – $1,230
·2020 – $1,210

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

Unpaid claims and claim expenses – Cigna Healthcare

Unpaid claims and claim expenses include both reported claims and estimates for losses incurred but not yet reported.

Unpaid claims and claim expenses in Cigna Healthcare are primarily impacted by assumptions related to completion factors and medical cost trend. Variation of actual results from either assumption could impact the unpaid claims balance as noted below. A large number of factors may cause the medical cost trend to vary from the Company's estimates, including: changes in health management practices, changes in the level and mix of benefits offered and services utilized and changes in medical practices. Completion factors may be affected if actual claims submission rates from providers differ from estimates (that can be influenced by a number of factors, including provider mix and electronic versus manual submissions), or if changes to the Company's internal claims processing patterns occur.

Unpaid claims and claim expenses for the Cigna Healthcare segment as of December 31 were as follows (in millions):

·2021 – gross $4,261; net $4,000
·2020 – gross $3,695; net $3,458

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

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $60 million, resulting in a decrease in net income of approximately $50 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $125 million, resulting in a decrease in net income of approximately $100 million after-tax.

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

Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately two-thirds of our debt securities are public securities and one-third are private placement securities.

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

If the derived interest rates used to calculate fair value increased by 100 basis points, the fair value of the total debt security portfolio of $17 billion would decrease by approximately $1.3 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.7 billion as of December 31, 2021.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
Cigna entered into a definitive agreement in October 2021 to sell its life, accident and supplemental benefits businesses in seven countries to Chubb for $5.75 billion cash. In connection with the pending Chubb Transaction, we revised our business reporting structure. As such, we adjusted our segment reporting effective in the fourth quarter of 2021 so that the results previously reported in the International Markets segment are now reported as follows:
•The businesses to be retained by Cigna are now reported in the newly created International Health operating segment that will be aggregated with our existing U.S. Commercial and U.S. Government operating segments in the renamed Cigna Healthcare reporting segment (previously named U.S. Medical).

•The businesses to be sold pursuant to the Chubb Transaction are now reported in Other Operations.

See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding net realized investment results, amortization of acquired intangible assets, results of transitioning clients prior to 2020 and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 23 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of total revenues to adjusted revenues. Note 23 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present "pre-tax adjusted margin," defined as pre-tax adjusted income (loss) from operations divided by adjusted revenues.
See the "Executive Overview" section of this MD&A for summarized financial results of each of our segments.
Evernorth Segment
Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the healthcare system, in pharmacy solutions, benefits management solutions, care delivery and care management solutions and intelligence solutions. As described in the introduction to Segment Reporting, Evernorth's performance is measured using adjusted revenues and pre-tax adjusted income from operations.
The key factors that impact Evernorth's pharmacy revenues and pharmacy and other service costs are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information on revenue and cost recognition policies for this segment.
•As our clients' claim volumes increase or decrease, our resulting revenues and cost of revenues correspondingly increase or decrease. Our gross profit could also increase or decrease as a result of changes in purchasing discounts.
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
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing and manufacturer rebates. As we seek to improve the effectiveness of our integrated solutions for the benefit of our clients, we are continuously innovating and improving affordability. Our gross profit could also increase or decrease as a result of drug purchasing contract initiatives implemented. Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients continues to be a significant driver of our revenues and cost of revenues in the current environment.
In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items and, for periods prior to 2020, contributions from transitioning clients. As of December 31, 2019, the transition of these clients was substantially complete; therefore, beginning in 2020, we no longer exclude results of transitioning clients from our adjusted metrics. Additionally, for the year ended December 31, 2020, we recorded an adjustment related to a former client contract that was excluded from our adjusted metrics. See the "Key Transactions and Business Developments" section of this Form 10-K MD&A for further discussion of transitioning clients and why we present this information.
Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
Total revenues	$131,912	$116,334	$109,794	$15,578		13%	$6,540		6%
Less: Transitioning clients	—	—	(13,347)	—		N/M	13,347		N/M
Less: Contractual adjustment for a former client	—	(204)	—	204		N/M	(204)		N/M
Adjusted revenues (1)	$131,912	$116,130	$96,447	$15,782		14%	$19,683		20%
Gross profit	$8,408	$7,797	$8,908	$611		8%	$(1,111)		(12)%
Adjusted gross profit (1)	$8,408	$7,593	$6,984	$815		11%	$609		9%
Pre-tax adjusted income from operations	$5,818	$5,363	$5,092	$455		8%	$271		5%
Pre-tax adjusted margin	4.4%	4.6%	5.3%	(20)	bps		(70)	bps
Adjusted expense ratio (2)	1.9%	1.9%	2.0%	–	bps		(10)	bps

	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Selected Financial Information (1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$64,992	$56,181	$41,483	16%		35%
Adjusted home delivery and specialty revenues	54,391	49,886	45,836	9%		9%
Other pharmacy revenues	6,428	5,403	4,900	19%		10%
Total adjusted pharmacy revenues	$125,811	$111,470	$92,219	13%		21%
Adjusted fees and other revenues	6,084	4,628	4,168	31%		11%
Net investment income	17	32	60	(47)%		(47)%
Adjusted revenues	$131,912	$116,130	$96,447	14%		20%
Pharmacy script volume
Adjusted network scripts (3)	1,355	1,206	941	12%		28%
Adjusted home delivery and specialty scripts (3)	283	287	283	(1)%		1%
Total adjusted scripts (3)	1,638	1,493	1,224	10%		22%
Generic fill rate (4)
Network	85.4%	87.4%	87.1%	(200)	bps	30	bps
Home delivery	85.9%	85.2%	84.3%	70	bps	90	bps
Overall generic fill rate	85.5%	87.2%	86.8%	(170)	bps	40	bps
(1)Amounts exclude special items and for periods prior to 2020, contributions from transition clients for the year ended December 31, 2019.
(2)Adjusted expense ratio is calculated as selling, general and administrative expense excluding contributions from transition clients for the year ended December 31, 2019 as a percentage of adjusted revenues.
(3)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
(4)Generic fill rate is defined as the total number of generic scripts divided by the total overall scripts filled.

2021 versus 2020
Adjusted network revenues increased, reflecting increased prices, due to inflation on branded drugs and higher claims volume, primarily due to our collaboration with Prime Therapeutics. These increases were partially offset by claims mix due to an increase in the generic fill rate after excluding the impact of COVID-19 vaccines.
Adjusted home delivery and specialty revenues increased, reflecting higher specialty claims volume due in part to our collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs. These increases were partially offset by slightly lower home delivery claims volume.

Other pharmacy revenues increased, reflecting higher volume from our CuraScript Specialty Distribution business.

Adjusted fees and other revenues increased, reflecting customer growth from our services supporting benefits management solutions, including customer growth from certain fee based contractual arrangements and the acquisition of MDLIVE.

Adjusted gross profit and pre-tax adjusted income from operations increased, reflecting continued contract affordability improvements and business growth. Pre-tax adjusted income from operations increase was partially offset by strategic investments in expanding partnerships, new businesses and solutions, and digital technology.

The expense ratio was flat reflecting higher revenues as well as increased strategic investments in expanding partnerships, new businesses and solutions, and digital technology in the year ended December 31, 2021 offset by increased operating expenses due to client transitions in the year ended December 31, 2020.

2020 versus 2019

In the first quarter of 2020, U.S. Government operating segment customers transitioned to Express Scripts' retail pharmacy network. In the third quarter of 2019, U.S. Commercial operating segment customers transitioned to Express Scripts' retail pharmacy network.

Adjusted network revenues increased, reflecting the transition of Cigna Healthcare's customers, higher claims volume due to our collaboration with Prime Therapeutics and increased prices due to inflation on branded drugs. These favorable effects were partially offset by claims mix due to the increase in the generic fill rate.

Adjusted home delivery and specialty revenues increased, reflecting higher prices, due to inflation on branded drugs and higher home delivery and specialty claims volume. These increases were partially offset by claims mix due to an increase in the generic fill rate.
Adjusted gross profit and pre-tax adjusted income from operations increased, reflecting customer growth, higher adjusted pharmacy scripts volumes, continued contract affordability improvements and the favorable impact of claims mix as a result of the types of drugs dispensed, the distribution method used for dispensing and fulfilling and an increase in the generic fill rate. Pre-tax adjusted income from operations increase was partially offset by an increase in operating expenses due to client transitions.
The expense ratio was lower, reflecting higher revenues and increased operating expenses due to client transitions.
Cigna Healthcare Segment
Cigna Healthcare includes Cigna's U.S. Commercial, U.S. Government and International Health businesses, which provide comprehensive medical and coordinated solutions to clients and customers to support whole-person health needs. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors and individual health insurance plans both on and off the public exchanges. International Health solutions include health care coverage in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organization. The Cigna Healthcare segment is comprised of the previously named U.S. Medical segment and the businesses to be retained from the previous International Markets segment. The addition of International Health to the Cigna Healthcare segment did not have a material impact on the business drivers which contributed to changes in results of operations when comparing 2020 to 2019. As described in the introduction to Segment Reporting, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations. Key factors affecting results for this segment include:
•customer growth;
•revenue growth;
•percentage of Medicare Advantage customers in plans eligible for quality bonus payments;
•medical costs as a percentage of premiums (medical care ratio or "MCR") for our insured businesses; and

•selling, general and administrative expense as a percentage of adjusted revenues (expense ratio).
Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
Adjusted revenues	$44,652	$41,135	$39,089	$3,517	9%		$2,046	5%
Pre-tax adjusted income from operations	$3,609	$4,031	$3,963	$(422)	(10)%		$68	2%
Pre-tax adjusted margin	8.1%	9.8%	10.1%		(170)	bps		(30)	bps
Medical care ratio	84.0%	78.3%	80.0%		(570)	bps		170	bps
Expense ratio	21.0%	23.5%	23.4%		250	bps		(10)	bps

2021 versus 2020
Adjusted revenues increased, reflecting Medicare Advantage and Individual customer growth, higher premium rates due to anticipated underlying medical cost trend, higher net investment income and the absence of the 2020 premium relief programs for clients implemented in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Pre-tax adjusted income from operations decreased due to increased utilization of health care services by our customers, including increased direct costs of COVID-19 testing, treatment and vaccines; partially offset by higher net investment income, increased specialty contributions, the absence of the premium relief programs and the repeal of the health insurance industry tax. The impacts of COVID-19 remain uncertain and could vary significantly as discussed in the "COVID-19 Update" section of this MD&A.
The medical care ratio increased due to increased utilization of health care services by our customers, including increased direct costs of COVID-19 testing, treatment and vaccines as well as the repeal of the health insurance industry tax; partially offset by the absence of the premium relief programs.
The expense ratio decreased, reflecting increased revenues, the repeal of the health insurance industry tax, favorable litigation developments and efficiencies from continued disciplined expense management.
2020 versus 2019
Adjusted revenues increased, reflecting Medicare Advantage and U.S. Commercial insured customer growth, as well as higher premium rates due to anticipated underlying medical cost trend and the resumption of the health insurance industry tax. These favorable effects were partially offset by the impact of 2020 premium relief programs for clients implemented in response to significantly lower than historical utilization as individuals deferred care due to the COVID-19 pandemic.
Pre-tax adjusted income from operations increased, reflecting net favorable COVID-19 related impacts as well as U.S. Commercial insured and Medicare Advantage customer growth; partially offset by the resumption of the health insurance industry tax and less favorable prior period development. COVID-19 related impacts include deferral of care by our customers; partially offset by direct COVID-19 costs, costs of actions we have taken to support customers, providers and employees, and increased disenrollment resulting from the economic impacts of the pandemic.
The medical care ratio decreased driven by COVID-19 related impacts and the pricing effect of the health insurance industry tax. COVID-19 related impacts include deferral of care by our customers; partially offset by direct COVID-19 costs and premium relief programs extended to employer clients.
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

	As of December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In thousands)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Cigna Healthcare Medical Customers

Insured	4,757	4,538	4,466	219	5%	72	2%
U.S. Commercial	2,166	2,141	2,114	25	1%	27	1%
U.S. Government	1,510	1,387	1,361	123	9%	26	2%
International Health (1)	1,081	1,010	991	71	7%	19	2%

Services only	12,324	12,112	12,671	212	2%	(559)	(4)%
U.S. Commercial	11,688	11,485	12,073	203	2%	(588)	(5)%
International Health (1)	636	627	598	9	1%	29	5%

Total	17,081	16,650	17,137	431	3%	(487)	(3)%
(1) International Health excludes medical customers served by less than 100% owned subsidiaries and customers that are part of the businesses to be sold pursuant to the Chubb Transaction.

2021 versus 2020
Our medical customer base increased at December 31, 2021 compared with December 31, 2020 reflecting a higher customer base in our Middle Market, Select and International Health segments as well as our Individual business and Medicare Advantage plans; partially offset by a lower customer base in our National segment.
2020 versus 2019
Our medical customer base decreased at December 31, 2020 compared with December 31, 2019, reflecting a lower customer base in our Middle Market and National Accounts segments and increased disenrollment resulting from the economic impacts of the COVID-19 pandemic; partially offset by growth in our Select segment, Medicare Advantage plans and International Health.
Unpaid Claims and Claim Expenses

	As of December 31,			Change Increase (Decrease)		Change Increase (Decrease)
(In millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Unpaid claims and claim expenses – Cigna Healthcare	$4,261	$3,695	$3,336	$566	15%	$359	11%

2021 versus 2020

Our unpaid claims and claim expenses liability was higher as of December 31, 2021 compared with December 31, 2020, primarily due to Medicare Advantage and Individual customer growth and increased claim volumes.

2020 versus 2019

Our unpaid claims and claim expenses liability was higher as of December 21, 2020 compared with December 31, 2019, primarily due to Medicare Advantage and U.S. Commercial insured customer growth.
Other Operations
For 2021, 2020 and 2019, Other Operations includes International businesses to be sold, Corporate Owned Life Insurance ("COLI") and the Company's run-off operations. Prior to the sale of the Group Disability and Life business on December 31, 2020, Other Operations also included Cigna's Group Disability and Life business which offered group long-term and short-term disability and group life, accident, voluntary and specialty insurance products and services. Other Operations was previously named Group

Disability and Other. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
Adjusted revenues	$3,989	$8,446	$8,215	$(4,457)	(53)%		$231	3%
Pre-tax adjusted income from operations	$889	$966	$1,131	$(77)	(8)%		$(165)	(15)%
Pre-tax adjusted margin	22.3%	11.4%	13.8%		1,090	bps		(240)	bps

2021 versus 2020
Adjusted revenues decreased due to the sale of the Group Disability and Life business on December 31, 2020. Because the sold business constituted a significant portion of Other Operations, adjusted revenues substantially declined in 2021 compared to 2020.
Pre-tax adjusted income from operations also declined due to the sale of the Group Disability and Life Insurance business. That decrease was partially offset by an increase in earnings from the International businesses held for sale.
2020 versus 2019
Adjusted revenues increased, reflecting business growth in the International businesses held for sale and the sold Group Disability and Life business. Partially offsetting those favorable effects were lower net investment income in the sold Group Disability and Life business and unfavorable foreign currency movements in the International businesses held for sale.
Pre-tax adjusted income from operations decreased due to lower earnings in the sold Group Disability and Life business reflecting unfavorable life claims experience related to the COVID-19 pandemic, unfavorable disability claim experience and lower investment income, partially offset by favorable results in the voluntary products. Those unfavorable effects were partially offset by improved earnings in the International businesses held for sale reflecting improved margin and business growth.
Other Items Related to International Businesses Subject to Definitive Purchase Agreement
For the year ended, December 31, 2021, 86% of the segment's adjusted revenues and 89% of the segment's pre-tax adjusted income from operations was associated with International businesses held for sale.
Corporate
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and enterprise-wide project costs and intersegment eliminations for products and services sold between segments.

Financial Summary	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In millions)	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
Pre-tax adjusted (loss) from operations	$(1,339)	$(1,552)	$(1,824)	$213	14%	$272	15%

2021 versus 2020
Pre-tax adjusted loss from operations was lower, primarily reflecting lower interest expense due to a lower average interest rate and lower levels of outstanding debt resulting from debt repayments.
2020 versus 2019
Pre-tax adjusted loss from operations was lower, primarily reflecting lower interest expense due to lower levels of debt.
INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of December 31, 2021 and December 31, 2020. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated

Financial Statements. For comparisons of investment assets portfolio excluding separate account assets as of December 31, 2020 compared with December 31, 2019, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2020.

(In millions)	December 31, 2021	December 31, 2020
Debt securities	$16,958	$18,131
Equity securities	603	501
Commercial mortgage loans	1,566	1,419
Policy loans	1,338	1,351
Other long-term investments	3,574	2,832
Short-term investments	428	359
Total	24,467
Investments classified as assets of businesses held for sale (1)	(5,109)
Investments per Consolidated Balance Sheets	$19,358	$24,593
(1) Investments related to the international life, accident and supplemental benefits businesses that are held for sale. See Note 5 to the Consolidated Financial Statements for additional information.
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
The following table reflects our portfolio of debt securities by type of issuer as of December 31, 2021 and December 31, 2020:

(In millions)	December 31, 2021	December 31, 2020
Federal government and agency	$387	$456
State and local government	171	167
Foreign government	2,616	2,511
Corporate	13,266	14,562
Mortgage and other asset-backed	518	435
Total	$16,958	$18,131

Our debt securities portfolio decreased during 2021, reflecting a decrease in valuations due to increasing yields and net sale activity.
As of December 31, 2021, $14.7 billion, or 87% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2.3 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $5.8 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. However, due to the economic impacts of the COVID-19 pandemic, there are certain issuers, particularly within the aviation, energy and hospitality sectors, that have shown signs of distress, primarily in the form of requests for temporary covenant relief. There were no material unrealized losses in any of these sectors as of the reporting date. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.
Foreign government obligations are concentrated in Asia, primarily South Korea and Taiwan, consistent with our risk management practice and local regulatory requirements of our international business operations. We expect the amount of these foreign government obligations to decrease significantly during 2022 upon the close of our sale of certain international businesses as discussed in Note 5 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of December 31, 2021, the $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 loans that are in good standing. Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
Loans are secured by high quality commercial properties, located in strong institutional markets and are generally made at less than 65% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
Our annual in-depth review of our commercial mortgage loan investments is the primary mechanism for monitoring the overall quality rating of the mortgage portfolio. We completed the annual in-depth review in the second quarter of 2021 which included an analysis of each underlying property's most recent annual financial statements, rent rolls and operating plans, as well as a physical inspection of the property and a review of applicable market reports. The results of this annual review confirmed that the overall credit quality of our portfolio remains strong and was generally in line with the previous year's results.

COVID-19 has negatively impacted commercial real estate fundamentals and capital market activity with concentrated weakness in hotels and regional malls. Our mortgage loan portfolio is well diversified by property type and geography with no material exposure to hotels and no exposure to regional shopping malls. We continue to monitor the long-term impacts surrounding the office sector fundamentals due to multiple headwinds that may impact future valuations: expanded work from home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Our mortgage loans secured by office properties are in good standing.
Other Long-term Investments
Other long-term investments of $3.6 billion as of December 31, 2021 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments of $0.7 billion since December 31, 2020 is primarily driven by net additional funding activity and value creation in the underlying investments. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 210 separate partnerships and approximately 110 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Our net investment income increased significantly versus 2020 driven by the strong performance of assets underlying our limited partnership investments. The broad recovery since the beginning of the outbreak of the COVID-19 pandemic has resulted in strong corporate earnings and higher public and private asset valuations. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $1.0 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $8.4 billion as of December 31, 2021. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. Approximately 1% of the joint venture's investment assets are exposed to private real estate property developers in the China market. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of December 31, 2021.

Investment Outlook
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
•Foreign currency exchange rate risk of the U.S. dollar, net of derivatives used for hedging, is primarily to the Chinese yuan renminbi and South Korean won. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.
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

Effect of Market Fluctuations
Assuming a 100 basis point increase in interest rates and 10% strengthening in the U.S. dollar to foreign currencies, the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

Market scenario for certain non-insurance financial instruments	Loss in Fair Value
(in billions)	2021	2020
100 basis point increase in interest rates (excluding long-term debt)	$1.4	$1.4
10% strengthening in U.S. dollar to foreign currencies	$0.3	$0.4
The effect of a hypothetical increase in interest rates, primarily on debt securities and commercial mortgage loans, was determined by estimating the present value of future cash flows using various models, primarily duration modeling.
In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.9 billion at December 31, 2021 and $3.0 billion at December 31, 2020. Changes in the fair value of our long-term debt do not impact our financial position or operating results. See Note 7 to the Consolidated Financial Statements for additional information about the Company's debt.
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cigna Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cigna Corporation and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill Impairment Assessment - Evernorth and U.S. Government Reporting Units

As described in Note 18 to the consolidated financial statements, as of December 31, 2021, goodwill is primarily reported in the Evernorth segment ($35.1 billion) and the Cigna Healthcare segment ($10.7 billion), of which a portion of the goodwill balance for the Cigna Healthcare segment relates to the U.S. Government reporting unit. Management conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through shareholders' net income if impaired. On a quarterly basis, management performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on both a discounted cash flow analysis and a market approach using assumptions that management believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital. Future cash flows for Evernorth are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for the U.S. Government reporting unit is primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Evernorth and the U.S. Government reporting units is a critical audit matter are the significant judgment by management when estimating the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's estimate of the reporting units' fair value determined using significant assumptions related to the discount rate, forecasted gross margins, and long-term growth rates for the Evernorth reporting unit and the discount rate, forecasted revenues, benefit expenses, operating expenses, and long-term growth rates for the U.S. Government reporting unit (collectively referred to as the "significant assumptions"). In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over management's methodology, inputs and assumptions used in its goodwill impairment assessment of the Evernorth and the U.S. Government reporting units. These procedures also included, among others (i) testing management's process for determining the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach and (iv) evaluating the reasonableness of the significant assumptions. Evaluating the reasonableness of the significant assumptions involved consideration of (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of the discount rate and long-term growth rate significant assumptions.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 24, 2022

We have served as the Company's auditor since 1983.

a

Cigna Corporation Consolidated Statements of Income
	For the Years Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Revenues
Pharmacy revenues	$121,413	$107,769	$103,099
Premiums	41,154	42,627	39,714
Fees and other revenues	9,962	8,761	9,363
Net investment income	1,549	1,244	1,390
TOTAL REVENUES	174,078	160,401	153,566
Benefits and expenses
Pharmacy and other service costs	117,553	103,484	97,668
Medical costs and other benefit expenses	33,562	32,710	30,819
Selling, general and administrative expenses	13,030	14,072	14,053
Amortization of acquired intangible assets	1,998	1,982	2,949
TOTAL BENEFITS AND EXPENSES	166,143	152,248	145,489
Income from operations	7,935	8,153	8,077
Interest expense and other	(1,208)	(1,438)	(1,682)
Debt extinguishment costs	(141)	(199)	(2)
Gain (loss) on sale of business	—	4,203	—
Net realized investment gains (losses)	196	149	177
Income before income taxes	6,782	10,868	6,570
TOTAL INCOME TAXES	1,367	2,379	1,450
Net income	5,415	8,489	5,120
Less: Net income attributable to noncontrolling interests	50	31	16
SHAREHOLDERS' NET INCOME	$5,365	$8,458	$5,104
Shareholders' net income per share
Basic	$15.87	$23.17	$13.58
Diluted	$15.73	$22.96	$13.44
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
(In millions)	2021	2020	2019
Net income	$5,415	$8,489	$5,120
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	(215)	(75)	957
Net translation gains (losses) on foreign currencies	(232)	252	(59)
Postretirement benefits liability adjustment	410	(105)	(133)
Other comprehensive income (loss), net of tax	(37)	72	765
Total comprehensive income	5,378	8,561	5,885

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	19	14	11
Net income attributable to other noncontrolling interests	31	17	5
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(14)	(8)	(5)
Total comprehensive income attributable to noncontrolling interests	36	23	11
SHAREHOLDERS' COMPREHENSIVE INCOME	$5,342	$8,538	$5,874
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	As of December 31,
(In millions)	2021	2020
Assets
Cash and cash equivalents	$5,081	$10,182
Investments	920	1,331
Accounts receivable, net	15,071	12,191
Inventories	3,722	3,165
Other current assets	1,283	930
Assets of businesses held for sale	10,057	—
Total current assets	36,134	27,799
Long-term investments	18,438	23,262
Reinsurance recoverables	4,970	5,200
Deferred policy acquisition costs	677	3,385
Property and equipment	3,692	4,205
Goodwill	45,811	44,648
Other intangible assets	34,102	35,179
Other assets	2,728	2,687
Separate account assets	8,337	9,086
TOTAL ASSETS	$154,889	$155,451
Liabilities
Current insurance and contractholder liabilities	$5,318	$5,308
Pharmacy and other service costs payable	15,309	13,347
Accounts payable	6,655	5,478
Accrued expenses and other liabilities	7,322	8,515
Short-term debt	2,545	3,374
Liabilities of businesses held for sale	6,423	—
Total current liabilities	43,572	36,022
Non-current insurance and contractholder liabilities	12,563	16,844
Deferred tax liabilities, net	8,346	8,939
Other non-current liabilities	3,762	4,629
Long-term debt	31,125	29,545
Separate account liabilities	8,337	9,086
TOTAL LIABILITIES	107,705	105,065
Contingencies — Note 22
Redeemable noncontrolling interests	54	58
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	29,574	28,975
Accumulated other comprehensive loss	(884)	(861)
Retained earnings	32,593	28,575
Less: Treasury stock, at cost	(14,175)	(6,372)
TOTAL SHAREHOLDERS' EQUITY	47,112	50,321
Other noncontrolling interests	18	7
Total equity	47,130	50,328
Total liabilities and equity	$154,889	$155,451
(1) Par value per share, $0.01; shares issued, 394 million as of December 31, 2021 and 390 million as of December 31, 2020; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2018	$4	$27,751	$(1,711)	$15,088	$(104)	$41,028	$7	$41,035	$37
Cumulative effect of adopting new lease accounting guidance (ASU 2016-02)				(15)		(15)		(15)
Effect of issuing stock for employee benefit plans		555			(104)	451		451
Other comprehensive income (loss)			770			770		770	(5)
Net income				5,104		5,104	5	5,109	11
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(1,985)	(1,985)		(1,985)
Other transactions impacting noncontrolling interests						—	(6)	(6)	(8)
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		672			(90)	582		582
Other comprehensive income (loss)			80			80		80	(8)
Net income				8,458		8,458	17	8,475	14
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(4,089)	(4,089)		(4,089)
Other transactions impacting noncontrolling interests		(3)				(3)	(16)	(19)	17
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		604			(93)	511		511
Other comprehensive income (loss)			(23)			(23)		(23)	(14)
Net income				5,365		5,365	31	5,396	19
Common dividends declared (per share: $4.00)				(1,347)		(1,347)		(1,347)
Repurchase of common stock					(7,710)	(7,710)		(7,710)
Other transactions impacting noncontrolling interests		(5)				(5)	(20)	(25)	(9)
Balance at December 31, 2021	$4	$29,574	$(884)	$32,593	$(14,175)	$47,112	$18	$47,130	$54
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$5,415	$8,489	$5,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,923	2,802	3,651
Realized investment (gains) losses, net	(196)	(149)	(177)
Deferred income tax (benefit)	(220)	(386)	(313)
Gain on sale of business	—	(4,203)	—
Debt extinguishment costs	141	199	2
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(2,843)	(1,496)	(713)
Inventories	(557)	(504)	149
Deferred policy acquisition costs	(267)	(307)	(242)
Reinsurance recoverable and Other assets	(389)	230	(277)
Insurance liabilities	967	841	575
Pharmacy and other service costs payable	1,961	2,891	(192)
Accounts payable and Accrued expenses and other liabilities	(77)	1,346	1,343
Other, net	333	597	559
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,191	10,350	9,485
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	2,030	2,283	3,487
Investment maturities and repayments:
Debt securities and equity securities	1,628	1,519	1,825
Commercial mortgage loans	180	19	199
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,936	1,575	1,311
Investments purchased or originated:
Debt securities and equity securities	(3,553)	(4,765)	(4,282)
Commercial mortgage loans	(327)	(113)	(307)
Other (primarily short-term and other long-term investments)	(2,554)	(1,924)	(1,753)
Property and equipment purchases, net	(1,154)	(1,094)	(1,050)
Acquisitions, net of cash acquired	(1,833)	(139)	(153)
Divestiture, net of cash sold	(61)	5,592	—
Other, net	97	23	(11)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3,611)	2,976	(734)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	153	1,023	955
Withdrawals and benefit payments from contractholder deposit funds	(168)	(979)	(1,097)
Net change in short-term debt	975	60	(681)
Net proceeds on issuance of term loan	—	1,398	—
Repayment of term loan	—	(1,400)	—
Payments for debt extinguishment	(136)	(212)	(3)
Repayment of long-term debt	(4,578)	(8,047)	(4,491)
Net proceeds on issuance of long-term debt	4,260	3,465	—
Repurchase of common stock	(7,742)	(4,042)	(1,987)
Issuance of common stock	326	376	224
Common stock dividend paid	(1,341)	(15)	(15)
Other, net	39	(160)	(92)
NET CASH (USED IN) FINANCING ACTIVITIES	(8,212)	(8,533)	(7,187)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(65)	41	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,697)	4,834	1,556
Cash, cash equivalents and restricted cash January 1, (1)	10,245	5,411	3,855
Cash, cash equivalents and restricted cash, December 31,	5,548	10,245	5,411
Cash reclassified to assets of businesses held for sale	(425)	—	(743)
Cash, cash equivalents and restricted cash December 31, per Consolidated Balance Sheets (2)	$5,123	$10,245	$4,668
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$2,240	$1,837	$1,776
Interest paid	$1,253	$1,439	$1,645
(1) Includes $743 million reported in Assets of businesses held for sale as of January 1, 2020.
(2) Restricted cash and cash equivalents were reported in Other long-term investments as of December 31, 2021 and December 31, 2020 and were reported in Other long-term investments and Other assets as of December 31, 2019.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care affordable, predictable and simple. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and supplemental products and services.
The majority of these products are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna also offers commercial health and dental insurance and Medicare products to individuals in the United States and selected international markets. In addition to these ongoing operations, Cigna also has certain run-off operations.
Details of the Company's reporting segments and recent changes are provided below:
We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in seven countries to Chubb INA Holdings, Inc. ("Chubb") for $5.75 billion cash (the "Chubb Transaction"). See Note 5 for further information on the classification of these businesses as held for sale. In connection with the pending Chubb Transaction, we revised our business reporting structure. As such, we adjusted our segment reporting effective in the fourth quarter of 2021 so that the results previously reported in the International Markets segment are now reported as follows:
•The businesses to be retained by Cigna are now reported in the newly created International Health operating segment that will be aggregated with our existing U.S. Commercial and U.S. Government operating segments in the renamed Cigna Healthcare reporting segment (previously named U.S. Medical segment).

•The businesses to be sold pursuant to the Chubb Transaction are now reported in Other Operations.

Segment results for the years ended December 31, 2020 and 2019 have been restated to conform to the new segment presentation (see Note 23). A full description of our segments follows:

Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy solutions, benefits management solutions, care delivery and care management solutions and intelligence solutions, which are provided to health plans, employers, government organizations and health care providers.
Cigna Healthcare includes U.S. Commercial, U.S. Government and International Health operating segments that provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental, vision, health advocacy programs and other products and services for insured and self-insured customers. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors and individual health insurance plans both on and off the public exchanges. International Health solutions include health care coverage in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations. The Cigna Healthcare segment is comprised of the previously named U.S. Medical segment and the businesses to be retained from the previous International Markets segment.
Other Operations contains the remainder of our business operations, consisting of the following:
•Ongoing business:
•Corporate-Owned Life Insurance ("COLI") offers permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations.
•Exiting businesses:
•International Life, Accident and Supplemental Benefits Businesses in seven countries to be sold pursuant to the Chubb Transaction.
•Group Disability and Life. Prior to the sale of the U.S. Group Disability and Life business on December 31, 2020, this operating segment provided group long-term and short-term disability, group life, accident, voluntary and specialty insurance products and related services.
•Run-off businesses:
•Reinsurance: predominantly comprised of guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013.
•Settlement Annuity business in run-off.

•Individual Life Insurance and Annuity and Retirement Benefits businesses: deferred gains from the sales of these businesses.
Other Operations was previously named Group Disability and Other.
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, severance, certain overhead and enterprise-wide project costs and intersegment eliminations for products and services sold between segments.
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
Amounts recorded in the Consolidated Financial Statements necessarily reflect management's estimates and assumptions about medical costs, investment and receivable valuations, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates. The impact of a change in estimate is generally included in earnings in the period of adjustment.

Recent Accounting Pronouncements
There were no new accounting standards adopted during the year ended December 31, 2021 that had a material impact on our consolidated financial statements.
Accounting Guidance Not Yet Adopted
Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and related amendments
•Permits optional expedients and exceptions to simplify the accounting for contract modifications, hedging arrangements and held-to-maturity investments, when certain changes are made to a contract or instrument to facilitate reference rate reform and the discontinuation of reference interbank offered rates, including LIBOR.
•An entity may elect to apply the amendments, by topic or subsection, at any point prospectively through December 31, 2022. When elected, the optional expedients must be applied consistently for all eligible contracts or transactions.
The Company has performed a comprehensive evaluation of our exposures and does not believe the cessation of LIBOR will materially impact our operations or financial results, primarily because many of the Company's contracts contain contractual fallback language for a new benchmark rate or the underlying exposure is minimal.

Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) and related amendments
Effective date of January 1, 2023 for Cigna (early adoption permitted) and requires the following key provisions (for insurance entities that issue long-duration contracts):

•Changes to the measurement of the future policy benefits liability for traditional and limited-pay insurance contracts:
•Assumptions used to measure cash flows (such as mortality, morbidity and lapse assumptions) to be updated at least annually with the effect of changes in those assumptions remeasured retrospectively and reflected in current period net income.
•Discount rate assumptions to be updated quarterly based on market level yields for low credit risk fixed income instruments ("upper-medium grade fixed-income instrument"), with any changes reflected in other comprehensive income. The upper-medium grade fixed-income instrument yield is interpreted to mean A-rated.
•Deferred policy acquisition costs ("DAC") related to long-duration insurance contracts to be amortized on a constant-level basis over the expected term of the related contracts. Other related deferred or capitalized balances (such as unearned revenue liability and value of business acquired) may use this simplified amortization method.
•Market risk benefits (defined as protecting the contractholder from other-than-nominal capital market risk and exposing the insurer to that risk) to be measured at fair value, with changes in fair value recognized in net income each period, except for the effect of changes in the insurance entity's credit risk to be recognized in other comprehensive income.
•Additional disclosures, including disaggregated rollforwards for the liability for future policy benefits, market risk benefits, separate account liabilities and DAC, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
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
Expected effects:
•The new guidance will apply to our long-duration insurance products predominantly within the Other Operations and Cigna Healthcare segments.
•The Company developed a cross-functional implementation project plan and is executing on the necessary significant changes to our systems, processes and controls.
•The Company will adopt the standard on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and DAC. We currently do not expect the impact of adoption to be material to shareholder's equity.
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
•DAC amortization will be on a constant level basis over the expected term of the related contracts and no longer tied to the emergence of profit on such contracts.
•Features, such as the Company's GMDB product, that provide market-risk benefits are not currently measured at fair value, so these liabilities and related reinsurance recoverables will become subject to market sensitivity, notably to interest rates.

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
C.Deferred Policy Acquisition Costs
Costs eligible for deferral include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs. The Company records acquisition costs differently depending on the product line. Acquisition costs for:
•Supplemental health, life and accident insurance products (primarily individual products) that comprise the majority of the Company's deferred policy acquisition costs and group health and accident insurance products are deferred and amortized, generally in proportion to the ratio of periodic revenue to the estimated total revenues over the contract periods. See Note 5 for Deferred policy acquisition costs reclassified to Assets of businesses held for sale.
•Universal life products are deferred and amortized in proportion to the present value of total estimated gross profits over the expected lives of the contracts.
•Other products are expensed as incurred.
Deferred policy acquisition costs also include the value of business acquired ("VOBA") for certain acquisitions with material long-duration insurance contracts. The Company recorded amortization of deferred policy acquisition costs of $478 million in 2021, $502 million in 2020 and $483 million in 2019 primarily in Selling, general and administrative expenses.
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
D.Other Assets (Current and Non-Current)
Other current assets consist primarily of prepaid expenses, accrued investment income, the current portion of reinsurance recoverables and income tax receivables. Other non-current assets consist primarily of GMIB assets, operating lease right-of-use assets and various other insurance-related assets. See Note 10 for the Company's accounting policy for GMIB assets and Note 19 for the Company's accounting policy related to leases. Additionally, other non-current assets include the carrying value of our equity-method investments in business-related joint ventures in China, India, the U.S. and other foreign jurisdictions. Earnings or losses from these equity-method investments in joint ventures are recorded in Fees and other revenues.
E.Redeemable Noncontrolling Interests
Redeemable noncontrolling interests on our Consolidated Balance Sheets represents the noncontrolling shareholders' preferred and common stock interests of the Company's consolidated less than fully owned subsidiaries. Those shareholders may choose to require the Company to purchase their redeemable noncontrolling interest. We also have the right to require those shareholders to sell their redeemable noncontrolling interest to us. The redeemable noncontrolling interest was recorded at fair value as of the date of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded with an offsetting reduction to retained earnings or additional paid-in capital in the absence of retained earnings. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders' net income per share will be adjusted if the redemption value exceeds fair value.
F.Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses (current) primarily includes financial and performance guarantee liabilities under pharmacy contracts (see section H), management compensation and various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the risk adjustment and minimum medical loss ratio rebate accruals under The Patient Protection and Affordable Care Act (the "ACA"). Other non-current liabilities primarily include obligations for pension (see Note 16), GMIB contract liabilities (see Note 10), lease liabilities (see Note 19), uncertain tax positions (see Note 21) and self-insured exposures not expected to be settled within one year.
The Company accrues for legal and regulatory matters when a loss contingency is both probable and estimable. The estimated loss is generally recorded in Selling, general and administrative expenses and represents the Company's best estimate of the loss contingency. If the loss estimate is a range, the Company accrues the minimum amount in the range if no amount is better than any other estimated amount in the range. Legal costs to defend the Company's litigation and arbitration matters are expensed as incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. If the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported. Litigation and legal or regulatory matters that the Company has identified with a reasonable possibility of material loss are described in Note 22.
G.Translation of Foreign Currencies
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
H.Pharmacy Revenues and Costs
Pharmacy revenues. Pharmacy revenues are primarily derived from providing pharmacy benefit management services to clients and customers. Pharmacy revenues are recognized when control of the promised goods or services is transferred to clients and customers, in an amount that reflects the consideration the Company expects to receive for those goods or services.
The Company provides or makes available various services supporting benefit management and claims administration and is generally obligated to provide prescription drugs to clients' members using multiple distribution methods including retail networks, home delivery and specialty pharmacies. These goods and services are integrated into a single performance obligation to process claims, dispense prescription drugs and provide other services over the contract period (generally three years). This performance obligation is satisfied as the business stands ready to fulfill its obligation.
Revenues for dispensing prescription drugs through retail pharmacies are reported gross and consist of the prescription price (ingredient cost and dispensing fee) contracted with clients, including the customer copayment and any associated fees for services, because the Company acts as the principal in these arrangements. When a prescription is presented to a retail network pharmacy, the Company is solely responsible for customer eligibility, drug utilization review, drug-to-drug interaction review, any required clinical intervention, plan provision information, payment to the pharmacy and client billing. These revenues are recognized based on the full prescription price when the pharmacy claim is processed and approved for payment. The Company also provides benefit design and formulary consultation services to clients and negotiates separate contractual relationships with clients and network pharmacies. These factors indicate that the Company has control over these transactions until the prescription is processed. Revenues are billed, due and recognized at contract rates either on a periodic basis or as services are provided (such as based on volume of claims processed). This recognition pattern aligns with the benefits from services provided.
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
We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted at the end of the guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.1 billion as of December 31, 2021 and December 31, 2020.
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
In retail, home delivery and specialty transactions, amounts may be collected from third-party payors. These are billed and collected subject to normal account receivable collections procedures.
Other pharmacy service revenues are earned by distributing specialty pharmaceuticals and medical supplies to providers, clinics and hospitals. These revenues are billed, due and recognized at contracted rates as prescriptions and supplies are shipped and services are provided.
Pharmacy costs. Pharmacy costs include the cost of prescriptions sold, network pharmacy claim costs and copayments. Also included are direct costs of dispensing prescriptions including supplies, shipping and handling and direct costs associated with clinical programs, such as drug utilization management and medication adherence counseling. Home delivery and specialty pharmacy costs are recognized when the drug is shipped and retail network costs are recognized when the drug is processed and approved for payment. Rebates and other vendor consideration received when providing pharmacy benefit management services are recorded as a reduction of pharmacy costs. Rebates are recognized as prescriptions are shipped or processed and approved for payment. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected, net of contractual allowances, has not been material. The Company maintains reimbursement guarantees with certain retail network pharmacies. For each such guarantee, the Company records a pharmacy and other service costs payable or prepaid asset for applicable retail network claims based on our actual performance throughout the period against the contractual reimbursement rate. The Company's contracts with certain retail pharmacies give the Company the right to adjust reimbursement rates during the annual guarantee period.
Other. Incremental costs of obtaining service and pharmacy contracts for short-term arrangements are expensed as incurred.
I.Premiums and Related Expenses
Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred and, for our Cigna Healthcare insured business, are presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds based on contract terms and calculated using the customer's experience (including estimates of incurred but not reported claims).
Premiums received for the Company's Medicare Advantage plans, Medicare Part D products and Individual and Family Plans from the Centers for Medicare and Medicaid Services ("CMS") and customers are recognized as revenue ratably over the contract period.
CMS provides risk-adjusted premium payments for Medicare Advantage Plans and Medicare Part D products based on our customer demographics and medical diagnoses, which may change from period to period based on the underlying health of our customers. The Company recognizes changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Revenue adjustments are generally settled semi-annually with CMS. The final revenue adjustment is generally settled with CMS in the year following the contract year.
Medicare Part D premiums include payments from CMS for risk-sharing adjustments that are estimated quarterly based on claim experience by comparing actual incurred prescription drug costs to the estimated costs submitted in the original contracts. These adjustments may result in more or less revenue from CMS. Final revenue adjustments generally occur in the year following the contract year.
The ACA prescribed a risk-adjustment program to mitigate the risk for participating health insurance companies selling coverage on the public exchanges. The risk-adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants. We estimate our receivable or payable based on the risk of our customers compared to the risk of other customers in the same state and market, considering data obtained from industry studies and the United States Department of Health and Human Services ("HHS"). Receivables or payables are recorded as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.
Premium revenue may also include an adjustment to reflect the estimated effect of rebates due to customers under medical loss ratio provisions of the ACA. These rebate liabilities are settled in the subsequent year.
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
Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances and income earned by policyholders. Expenses are recognized when claims are incurred and income is credited to policyholders in accordance with contract provisions.
The unrecognized portion of premiums received is recorded as unearned premiums included in insurance and contractholder liabilities (see Note 9 for further information).
J.Fees and Related Expenses
The majority of the Company's service fees are derived from administrative services only ("ASO") arrangements, fee-for-service clinical solutions, administration of certain rebate arrangements, health benefit management services and administration of services to specialty pharmacy manufacturers.
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
The Company may also provide performance guarantees that provide potential refunds to clients if certain service standards, clinical outcomes or financial metrics are not met. If these standards, outcomes and metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company defers revenue by recording a liability for estimated payouts associated with these guarantees within Accrued expenses and other liabilities. The amount of revenue deferred is estimated for each type of guarantee using either a most likely amount or expected value method depending on the nature of the guarantee and the information available to estimate refunds. Estimates are refined each reporting period as additional information on the Company's performance becomes available and upon final reconciliation and settlement following the guarantee period. Amounts accrued and paid for these performance guarantees during the reporting periods were not material.
Rebates from pharmaceutical manufacturers for ASO client purchases at retail pharmacies, net of amounts payable to ASO clients, were considered compensation for use of the manufacturer's products and recorded in Fees and other revenues prior to transitioning U.S. Commercial customers to Express Scripts' retail pharmacy network in the third quarter of 2019. After this transition, these rebates are reflected as a reduction to pharmacy costs (see "Pharmacy costs" above).
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
The Company earns fees from our Pharmacy Rebate Program services. These services include either our formulary rebate administrative service arrangements or our formulary processing arrangements. Formulary rebate administrative services may include formulary consultation, administration of rebate contracts, rebate submission, collection from drug manufacturers and the distribution of rebates to clients. Services may also include facilitating audits of data submissions and reporting of rebates to clients. Clients agree to pay administrative fees that are billed, due and recognized at contracted rates as services are performed. These revenues are reported gross in Fees and other revenues and associated costs are reported in Pharmacy and other service costs in the Consolidated Statements of Income. For certain other clients in our formulary processing arrangements, the Company does not control the right to retain rebates before they are transferred to the client for services performed. Clients agree to allow the Company to retain a portion of each rebate collected in exchange for formulary processing services provided. These rebate and administrative fee revenues are reported net in Fees and other revenues in the Consolidated Statements of Income. Revenue is recognized as rebates are processed.
The Company also earns fees by providing health benefit management solutions that drive cost reductions and improve quality outcomes. Clients are primarily sponsors of health benefit plans and fees may be stated as a per-member-per-month fee or as a per-claim fee. The Company considers the services to be a single performance obligation to stand ready to provide utilization management services over the contract period (generally three years). In certain arrangements, the Company assumes the financial obligation for third-party provider costs for medical services provided to the health plan's customers. Fees are recorded gross in Fees and other revenues in the Consolidated Statements of Income because the Company is acting as a principal in arranging for and controlling the services provided by third-party network providers. Contractual fees vary based on enrollment and provider costs and are billed, due and recognized monthly. Direct costs associated with these programs are recognized in Pharmacy and other service costs, and other related expenses are recorded in Selling, general and administrative expenses as incurred.
Certain health benefit management contracts require the Company to share the results of medical cost experience that differ from specified targets. This variable consideration is estimated at contract inception and adjusted through the contract period. The estimated profits and costs are recognized net in Fees and other revenues.
The Company also earns other service fees related to administrating services to specialty pharmacy manufacturers that are recorded in Fees and other revenues in the Consolidated Statements of Income. These revenues are billed, due and recognized at contracted rates as services are provided.

Note 3 – Accounts Receivable, Net

Accounting policy. The allowance for expected credit losses for current accounts receivable is based primarily on past collections experience relative to the length of time receivables are past due; however, when available evidence reasonably supports an assumption that counterparty credit risk over the expected payment period will differ from current and historical payment collections, a forecasting adjustment is reflected in the allowance for expected credit losses.
All other (non-credit) allowances are based on the current status of each customer's receivable balance, current economic and market conditions and a variety of other factors, including the length of time the receivables are past due, the financial health of customers and our past experience.
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

The Company's accounts receivable include amounts due from clients, third-party payors, customers and pharmaceutical manufacturers, and are presented net of allowances. These balances include:

•Noninsurance customer receivables - amounts due from customers for noninsurance services, primarily pharmacy benefit management and ASO contracts.
•Pharmaceutical manufacturers receivable - amounts due from pharmaceutical manufacturers.
•Insurance customer receivables - amounts due from customers under insurance contracts, primarily premiums receivable and amounts due from CMS.
•Other receivables - all other accounts receivable not defined in the categories above.

The following amounts were included within Accounts receivable, net:

(In millions)	December 31, 2021	December 31, 2020
Noninsurance customer receivables	$6,274	$5,534
Pharmaceutical manufacturers receivable	5,463	4,676
Insurance customer receivables	2,932	1,789
Other receivables	456	192
Total	15,125
Accounts receivable, net classified as Assets of businesses held for sale	(54)
Accounts receivable, net per Consolidated Balance Sheets	$15,071	$12,191

These receivables are reported net of our allowances of $1.4 billion as of December 31, 2021 and $1.2 billion as of December 31, 2020 as follows:
•Included in our Pharmaceutical manufacturers receivable are contractual allowances for certain rebates receivable with pharmaceutical manufacturers of $926 million as of December 31, 2021 and $757 million as of December 31, 2020.
•Included in our Noninsurance customer receivables are contractual allowances from third-party payors of $321 million as of December 31, 2021 and $208 million as of December 31, 2020 based upon the contractual payment terms.
•The remaining allowances of $186 million as of December 31, 2021 and $224 million as of December 31, 2020 include allowances, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

•The Company's allowance for current expected credit losses was $60 million as of December 31, 2021 and $65 million as of December 31, 2020.

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

The purchase price of $2.0 billion consisted of cash consideration. In accordance with GAAP, the total consideration transferred has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values and may change as additional information becomes available over the next several months. As of December 31, 2021, the Company made immaterial measurement period adjustments to the purchase price allocation. The estimated fair values of assets acquired and liabilities assumed as of the closing date were as follows:

(In millions)
Goodwill	$1,438
Acquired intangible assets	627
Tangible assets acquired net of liabilities assumed	17
Total consideration transferred	2,082
Less: Fair value to Cigna's previously held equity interest	(55)
Total purchase price	$2,027

Substantially all of the goodwill is assigned to the Evernorth segment ($1.3 billion). Goodwill is not deductible for federal income tax purposes. The acquired intangible assets primarily consist of customer relationships ($577 million) as well as internal-use software, provider networks and a trade name. The fair value of the customer relationships and the amortization period were determined using an income approach that relies heavily on projected future net cash flows including key assumptions for customer attrition, margins and discount rates. The customer relationship intangible asset is amortized over a period of 17 years in a pattern that reflects when Cigna expects to receive the benefits of the related cash flows.

The results of MDLIVE have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues from MDLIVE and their results of operations were not material to Cigna's consolidated results of operations for the year ended December 31, 2021. The pro forma effects of this acquisition for current and prior periods were not material to our consolidated results of operations.
B.Divestiture of U.S. Group Disability and Life business
On December 31, 2020, Cigna completed the sale of its U.S. Group Disability and Life business to New York Life Insurance Company for cash proceeds of $6.2 billion. The Company recognized a gain of $4.2 billion pre-tax ($3.2 billion after-tax), which included recognition of previously unrealized capital gains on investments sold (see Note 14 for further information).

C.Integration and Transaction-related Costs
In 2021, the Company incurred costs related to the acquisition of MDLIVE, the sale of the U.S. Group Disability and Life business, the terminated merger with Anthem, Inc. ("Anthem") and the pending Chubb Transaction (see Note 5 for further information on assets and liabilities of businesses held for sale). In 2020 and 2019, the Company incurred costs related to the acquisition and integration of Express Scripts Holding Company ("Express Scripts"), the terminated merger with Anthem, the sale of the U.S. Group Disability and Life insurance business and other transactions. These costs were $169 million pre-tax ($71 million after-tax) for the year ended December 31, 2021, compared with $527 million pre-tax ($404 million after-tax) for the year ended December 31, 2020 and $552 million pre-tax ($427 million after-tax) for the year ended December 31, 2019. These costs consisted primarily of certain projects to integrate or separate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. After-tax costs for the year ended December 31, 2021 included a tax benefit from the resolution of a tax matter related to the sold Group Disability and Life business.

Note 5 – Assets and Liabilities of Businesses Held for Sale

Accounting Policy. The Company classifies assets and liabilities as held for sale ("disposal group") when management commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. The Company considers various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held-for-sale criteria are met. Conversely, gains are not recognized until the date of the sale. When the disposal group is classified as held for sale, depreciation and amortization for most long-lived assets ceases and the Company tests the assets for impairment. Deferred policy acquisition costs continue to be amortized.

Cigna entered into a definitive agreement in October 2021 to sell its life, accident and supplemental benefits businesses in seven countries to Chubb for $5.75 billion cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of our life, accident and supplemental benefits businesses in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan, Thailand and our interest in a joint venture in Turkey in the second quarter of 2022. The Company believes this sale is probable and has aggregated and classified the assets and liabilities directly associated with the pending sale as held for sale and has reported them separately on our Consolidated Balance Sheets as of December 31, 2021. The assets and liabilities of businesses held for sale were as follows:

(In millions)	December 31, 2021
Cash and cash equivalents	$406
Investments	5,109
Deferred policy acquisition costs	2,755
Separate account assets	878
Goodwill, other intangible assets and all other assets	909
Total assets of business held for sale	10,057
Insurance and contractholder liabilities	4,644
Accounts payable, accrued expenses and other liabilities	452
Deferred tax liabilities, net	449
Separate account liabilities	878
Total liabilities of business held for sale	$6,423
The held for sale businesses reported Redeemable noncontrolling interests of $24 million, Gross unrealized appreciation on securities and derivatives of $137 million and Gross translation loss on foreign currencies of $209 million on our Consolidated Balance Sheets as of December 31, 2021.

Note 6 – Earnings Per Share ("EPS")

Accounting policy. The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.
Basic and diluted earnings per share were computed as follows:

	2021			2020			2019
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$5,365		$5,365	$8,458		$8,458	$5,104		$5,104
Shares:
Weighted average	337,962		337,962	364,979		364,979	375,919		375,919
Common stock equivalents		3,004	3,004		3,410	3,410		3,898	3,898
Total shares	337,962	3,004	340,966	364,979	3,410	368,389	375,919	3,898	379,817
EPS	$15.87	$(0.14)	$15.73	$23.17	$(0.21)	$22.96	$13.58	$(0.14)	$13.44

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

(In millions)	2021	2020	2019
Anti-dilutive options	1.5	4.1	3.5

Note 7 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	December 31, 2021	December 31, 2020
Short-term debt
Commercial paper	$2,027	$1,030
$500 million, 3.05% Notes due 11/2022	495	—
Other, including finance leases	23	18
$78 million, 6.37% Notes due 6/2021	—	78
$1,000 million, Floating Rate Notes due 9/2021	—	999
$1,250 million, 3.4% Notes due 9/2021	—	1,249
Total short-term debt	$2,545	$3,374
Long-term debt
$277 million, 4% Notes due 2022	$—	$276
$973 million, 3.9% Notes due 2022	—	972
$500 million, 3.05% Notes due 2022	—	490
$17 million, 8.3% Notes due 2023	17	17
$63 million, 7.65% Notes due 2023	63	63
$700 million, Floating Rate Notes due 2023	699	698
$1,000 million, 3% Notes due 2023	985	975
$1,187 million, 3.75% Notes due 2023	1,185	2,181
$500 million, 0.613% Notes due 2024	498	—
$1,000 million, 3.5% Notes due 2024	983	977
$900 million, 3.25% Notes due 2025	897	896
$2,200 million, 4.125% Notes due 2025	2,193	2,191
$1,500 million, 4.5% Notes due 2026	1,504	1,505
$800 million, 1.25% Notes due 2026	796	—
$1,500 million, 3.4% Notes due 2027	1,423	1,410
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	596	595
$3,800 million, 4.375% Notes due 2028	3,782	3,780
$1,500 million, 2.4% Notes due 2030	1,490	1,489
$1,500 million, 2.375% Notes due 2031 (1)	1,500	—
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,192	2,180
$750 million, 3.2% Notes due 2040	743	742
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	490	490
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,967	2,966
$1,250 million, 3.4% Notes due 2050	1,236	1,235
$1,500 million , 3.4% Notes due 2051	1,477	—
Other, including finance leases	28	36
Total long-term debt	$31,125	$29,545
(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 for further information about the Company's interest rate risk management and these derivative instruments.

Debt Issuance and Redemption. In order to decrease future interest expense, mitigate future refinancing risk and raise proceeds for general corporate purposes, the Company entered into the following transactions during 2021:
•Debt issuance: On March 3, 2021, the Company issued $4.3 billion of new senior notes. The proceeds of this issuance were mainly used to redeem outstanding debt securities. The remaining proceeds are available for general corporate purposes. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$500 million (1)	March 15, 2024	0.613%	$499 million
$800 million (2)	March 15, 2026	1.250%	$797 million
$1,500 million (3)	March 15, 2031	2.375%	$1,492 million
$1,500 million (4)	March 15, 2051	3.400%	$1,479 million
(1) Redeemable at any time discounted at the U.S. Treasury rate plus 7.5 basis points. Redeemable at par on or after March 15, 2022.
(2) Redeemable at any time discounted at the U.S. Treasury rate plus 10 basis points. Redeemable at par on or after February 15, 2026.
(3) Redeemable at any time discounted at the U.S. Treasury rate plus 15 basis points. Redeemable at par on or after December 15, 2030.
(4) Redeemable at any time discounted at the U.S. Treasury rate plus 20 basis points. Redeemable at par on or after September 15, 2050.

•Debt redemption: During 2021, the Company completed the redemption of a total of $4.5 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $141 million ($110 million after-tax), consisting primarily of premium payments.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2021, there were no outstanding balances under these revolving credit agreements.
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
Additionally, in April 2021, Cigna entered into a $1.0 billion 364-day revolving credit agreement that will mature in April 2022 and is diversified among 23 banks. This agreement replaced the prior $1.0 billion 364-day revolving credit agreement that was scheduled to expire in October 2021. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the five-year facility, the three-year facility and the 364-day facility include an option to increase commitments in an aggregate amount of up to $1.5 billion across all three facilities. Each of the three facilities also contain customary covenants and restrictions including a financial covenant that the Company's leverage ratio, as defined in the credit agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper average interest rate was 0.26% at December 31, 2021.
The Company was in compliance with its debt covenants as of December 31, 2021.

Maturities of outstanding long-term debt are as follows:

(In millions)	Scheduled Maturities (1)
2022	$500
2023	$2,967
2024	$1,500
2025	$3,100
2026	$2,300
Maturities after 2026	$21,481
(1) Long-term debt maturity amounts include current maturities of long-term debt.
Interest expense on long-term and short-term debt was $1.3 billion in 2021, $1.4 billion in 2020 and $1.6 billion in 2019.
Note 8 – Common and Preferred Stock
Cigna has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2021, 2020 or 2019.
The following table presents the share activity of Cigna for the years ended December 31, 2021, 2020 and 2019:

(Shares in thousands)	2021	2020	2019
Common: Par value $0.01; 600,000 shares authorized
Outstanding- January 1,	354,771	372,531	380,924
Net issued for stock option exercises and other benefit plans	3,375	4,142	3,413
Repurchased common stock	(35,198)	(21,902)	(11,806)
Outstanding- December 31,	322,948	354,771	372,531
Treasury stock	71,246	35,505	13,012
Issued- December 31,	394,194	390,276	385,543
Dividends
In 2021, Cigna initiated and declared quarterly cash dividends of $1.00 per share of Cigna common stock. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant. On February 3, 2022, the Board of Directors declared a quarterly cash dividend of $1.12 per share of Cigna common stock to be paid on March 27, 2022 to shareholders of records on March 9, 2022.
The following table provides details of Cigna's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2021
March 10, 2021	March 25, 2021	$1.00	$345
June 8, 2021	June 23, 2021	$1.00	$342
September 8, 2021	September 23, 2021	$1.00	$330
December 7, 2021	December 22, 2021	$1.00	$324
2020
March 10, 2020	April 9, 2020	$0.04	$15
2019
March 11, 2019	April 10, 2019	$0.04	$15

Accelerated Share Repurchase Agreements
On August 23, 2021, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("ASR agreements") with Morgan Stanley & Co. LLC and JP Morgan Chase Bank, N.A. (collectively, the "Counterparties") to repurchase $2.0 billion of common stock in aggregate. On August 24, 2021, in accordance with the ASR agreements we remitted $2.0 billion to the Counterparties and received an initial delivery of 7.7 million shares of our common stock. We recorded the payments to the Counterparties as a reduction to stockholders' equity, consisting of a $1.6 billion increase in treasury stock, which reflects the value of the initial 7.7 million shares received upon initial settlement and a $400 million decrease in Additional paid-in capital, which reflects the value of the stock held back by the Counterparties pending final settlement of the agreements.

Upon final settlement of the ASR agreements on November 29, 2021 and December 1, 2021, we received an additional 1.8 million shares of our common stock for no additional consideration as the value of this stock was held back by the Counterparties pending final settlement of the agreements. The total number of shares of our common stock repurchased under the ASR agreements was 9.5 million based on an average daily volume weighted-average share price of our common stock during the term of the agreements, less a discount, of $209.53. In addition, we reclassified the $400 million recorded in Additional paid-in capital to Treasury stock upon settlement.
Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	December 31, 2021			December 31, 2020
(In millions)	Current	Non-current	Total	Current	Non-current	Total
Contractholder deposit funds	$352	$6,702	$7,054	$350	$6,823	$7,173
Future policy benefits	312	9,194	9,506	327	9,317	9,644
Unearned premiums	558	418	976	485	394	879
Unpaid claims and claim expenses
Cigna Healthcare	4,159	102	4,261	3,608	87	3,695
Other Operations	548	180	728	538	223	761
Total	5,929	16,596	22,525
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)	(611)	(4,033)	(4,644)
Total insurance and contractholder liabilities	$5,318	$12,563	$17,881	$5,308	$16,844	$22,152
(1) Amounts classified as Liabilities of businesses held for sale primarily include $3.8 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of December 31, 2021.
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
Accounting Policy - Future Policy Benefits. Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and consist primarily of reserves for annuity contracts, life insurance benefits, GMDB contracts (GMDB contracts are fully reinsured, see Note 10 for additional information) and certain life and accident insurance products of our international businesses to be sold.
Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits expected to be paid to policyholders, net of future premiums expected to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations and range from 1% to 9%. Obligations for the direct and assumed run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with GAAP when a premium deficiency exists. As of December 31, 2021, approximately 18% of the liability for future policy benefits was supported by assets held in trust for the benefit of the ceding company under reinsurance agreements.
Accounting Policy - Unearned Premium. The unrecognized portion of premiums received is recorded as unearned premiums included in insurance and contractholder liabilities.
B.Unpaid Claims and Claim Expenses – Cigna Healthcare
This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. This liability includes amounts from the International Health businesses now reported in Cigna Healthcare following our change in segment reporting in 2021. Prior year rollforwards have been updated to reflect this segment change.
Accounting policy. The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.
The Company compares key assumptions used to establish the medical costs payable to actual experience for each reporting period. The unpaid claims liability is adjusted through current period shareholders' net income when actual experience differs from these assumptions. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trend.
The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing; 2) frequency and timeliness of provider claims submissions; 3) number of customers and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $4.0 billion at December 31, 2021 and $3.4 billion at December 31, 2020.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment for the years ended December 31 was as follows:

(In millions)	2021	2020	2019
Beginning balance	$3,695	$3,336	$3,090
Less: Reinsurance and other amounts recoverable	237	318	280
Beginning balance, net	3,458	3,018	2,810
Incurred costs related to:
Current year	31,755	27,494	26,026
Prior years	(219)	(144)	(180)
Total incurred	31,536	27,350	25,846
Paid costs related to:
Current year	27,929	24,187	23,176
Prior years	3,065	2,723	2,462
Total paid	30,994	26,910	25,638
Ending balance, net	4,000	3,458	3,018
Add: Reinsurance and other amounts recoverable	261	237	318
Ending balance	$4,261	$3,695	$3,336
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions for the years ended December 31 were as follows:

(Dollars in millions)	2021		2020
	$	% (1)	$	% (2)
Actual completion factors	$81	0.3%	$57	0.2%
Medical cost trend	138	0.5	87	0.4
Total favorable variance	$219	0.8%	$144	0.6%
(1) Percentage of current year incurred costs as reported for the year ended December 31, 2020.
(2) Percentage of current year incurred costs as reported for the year ended December 31, 2019.
Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.

The following table depicts the incurred and paid claims development as of December 31, 2021 (net of reinsurance), claims frequency metrics and incurred but not reported liabilities reported in the Cigna Healthcare segment. The information about incurred and paid claims development for the year ended December 31, 2020 is presented as supplementary information and is unaudited.

	Incurred Costs
Incurral Year	2020 (Unaudited)	2021	Unpaid Claims & Claim Expenses	Claims Frequency
(In millions)
2020	$26,532	$26,332	156	4.7	million
2021		30,735	3,696	5.1	million
Cumulative incurred costs for the periods presented		$57,067

	Cumulative Costs Paid
Incurral Year	2020 (Unaudited)	2021
(In millions)
2020	$23,347	$26,176
2021		27,039
Cumulative paid costs for the periods presented		$53,215

Outstanding liabilities for the periods presented, net of reinsurance		$3,852
Other long-duration liabilities not included in development table above		148
Net unpaid claims and claims expenses - Cigna Healthcare		4,000
Reinsurance and other amounts recoverable		261
Unpaid claims and claim expenses - Cigna Healthcare		$4,261
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
C.Unpaid Claims and Claim Expenses – Other Operations
Accounting policy. Liabilities for unpaid claims and claim expenses are established by book of business within Other Operations including the international businesses to be sold. Unpaid claims and claim expenses within the Other Operations consist of (1) case or claims reserves for reported claims that are unpaid as of the balance sheet date; (2) incurred but not reported reserves for claims when the insured event has occurred but has not been reported to the Company and (3) loss adjustment expense reserves for the expected costs of settling these claims. The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions. The Company immediately records an adjustment in Medical costs and other benefit expenses when estimates of these liabilities change.
See Note 4 for a discussion of the divestiture of the Group Disability and Life business on December 31, 2020. Prior to the sale, the liabilities for unpaid claims and claim expenses in the Group Disability and Life business reflected reserves for long-term and short-term disability, life insurance and accident products. The majority of the unpaid claim liability related to disability claims that was measured as the present value of estimated future benefit payments, including expected development, for each reported claim that was receiving benefit payments over the expected disability period or pending a decision on eligibility for benefits.

Liability balance details. The liability details for unpaid claims and claim expenses are as follows. The liability no longer includes the International Health businesses now reported in Cigna Healthcare following our change in segment reporting. Prior year rollforwards have been updated to reflect the segment change.

(In millions)	December 31, 2021	December 31, 2020
Other Operations
International businesses to be sold	$447	$452
Other Operations	281	309
Unpaid claims and claim expenses Other Operations	728	761
Activity in the unpaid claims and claim expenses for international businesses held for sale and, prior to the sale, Group Disability and Life (see Note 4 for further information) is presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been largely reinsured.

(In millions)	2021 (1)	2020	2019
Beginning balance	$452	$5,372	$5,039
Less: Reinsurance	45	169	140
Beginning balance, net	407	5,203	4,899
Incurred claims related to:
Current year	982	4,205	3,958
Prior years:
Interest accretion	—	154	152
All other incurred	11	48	(25)
Total incurred	993	4,407	4,085
Paid claims related to:
Current year	738	2,392	2,163
Prior years	227	1,690	1,607
Total paid	965	4,082	3,770
Foreign currency	(34)	21	(11)
Divestiture of Group Disability and Life business (2)	—	(5,142)	—
Ending balance, net	401	407	5,203
Add: Reinsurance	46	45	169
Ending balance	$447	$452	$5,372
(1) Includes unpaid claims amounts classified as Liabilities of businesses held for sale.
(2) Includes Group Disability and Life reserves sold or reinsured to New York Life Insurance Company as part of the sale of the Group Disability and Life business and immaterial retained balances which are now excluded from this table.
Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities. See Note 10 for additional information on reinsurance.
Note 10 – Reinsurance
The Company's insurance subsidiaries enter into agreements with other insurance companies to limit losses from large exposures and to permit recovery of a portion of incurred losses. Reinsurance is ceded primarily in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability. Therefore, reinsured liabilities must continue to be reported along with the related reinsurance recoverables. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of its credit risk.

A.Reinsurance Recoverables

Accounting policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company's insurance businesses. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances, consisting primarily of an allowance for expected credit losses which is recognized on reinsurance recoverable balances each period and adjusted through benefits expense. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level.

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Included in the table below are $129 million of current reinsurance recoverables that are reported in Other current assets as of December 31, 2021; as of December 31, 2020 there were $217 million of current reinsurance recoverables reported in Other current assets. The Company's reinsurance recoverables as of December 31, 2021 are presented in the following table by range of external credit rating and collateral level:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (2)	No collateral	Total
Ongoing Operations
A-A A- equivalent and higher current ratings (1)	$—	$—	$172	$172
BBB BBB- to BBB+ equivalent current credit ratings (1)	—	—	61	61
Not rated	103	1	35	139
Total recoverables related to ongoing operations (3)	103	1	268	372
Acquisition, disposition or runoff activities
A- equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,935	—	2,935
Berkshire Hathaway Life Insurance Company of Nebraska	276	370	—	646
Prudential Retirement Insurance and Annuity	565	—	—	565
Life Insurance Company of North America	—	437	—	437
Other	220	17	17	254
Not rated	—	12	3	15
Total recoverables related to acquisition, disposition or runoff activities	1,061	3,771	20	4,852
Total	$1,164	$3,772	$288	$5,224
Allowance for uncollectible reinsurance				(30)
Total reinsurance recoverables (3)				$5,194
(1) Certified by a nationally recognized statistical rating organization ("NRSRO").
(2) Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(3) Includes $95 million of recoverables classified as Assets of businesses held for sale.
Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effects of Reinsurance
The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against benefit expenses in the Company's Consolidated Statements of Income.

(In millions)	2021	2020	2019
Premiums
Short-duration contracts
Direct	$36,513	$38,425	$35,690
Assumed	335	85	64
Ceded	(148)	(230)	(203)
Total short-duration contract premiums	36,700	38,280	35,551
Long-duration contracts
Direct	4,753	4,517	4,352
Assumed	99	99	105
Ceded	(398)	(269)	(294)
Total long-duration contract premiums	4,454	4,347	4,163
Total premiums	$41,154	$42,627	$39,714
Total reinsurance recoveries	$552	$431	$395

C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at December 31, 2021.
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

(Dollars in millions, excludes impact of reinsurance ceded)	December 31, 2021	December 31, 2020
Account value	$9,795	$9,523
Net amount at risk	$1,392	$1,570
Average attained age of contractholders (weighted by exposure)	77	77
Number of contractholders (estimated)	170,000	185,000

GMIB
The Company reinsured contracts with issuers of GMIB products. The Company's exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values. Payment by the Company depends on the actual account value in the related underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that can only occur within 30 days of a policy anniversary after the appropriate waiting period. The Company has purchased retrocessional coverage ("GMIB assets") for these contracts including retrocessional coverage from Berkshire.

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
The only assumption expected to impact future shareholders' net income is non-performance risk. The non-performance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the years ended December 31, 2021 and December 31, 2020.
GMIB liabilities totaling $572 million as of December 31, 2021 and $729 million as of December 31, 2020 are classified as Level 3 because fair value inputs are largely unobservable. The GMIB liabilities reflect the Company's credit risk, while the reinsurance recoverable reflects the credit risk of the reinsurers. There were three reinsurers covering 100% of the GMIB exposures as of December 31, 2021 and December 31, 2020 as follows:

(In millions)
Line of Business	Reinsurer	December 31, 2021	December 31, 2020	Collateral and Other Terms at December 31, 2021
GMIB	Berkshire	$283	$353	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	167	215
	Liberty Re (Bermuda) Ltd.	151	190	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$601	$758
All reinsurers are rated A- equivalent and higher by an NRSRO.

Note 11 – Investments
Cigna's investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 for information about the valuation of the Company's investment portfolio.

Debt securities, commercial mortgage loans, derivative financial instruments and short-term investments with contractual maturities during the next twelve months are classified on the balance sheet as current investments, unless they are held as statutory deposits or restricted for other purposes and then they are classified in Long-term investments. Equity securities may include funds that are used in our cash management strategy and are classified as current investments. All other investments are classified as Long-term investments.

The following table summarizes the Company's investments by category and current or long-term classification:

	December 31, 2021			December 31, 2020
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$796	$16,162	$16,958	$959	$17,172	$18,131
Equity securities	—	603	603	—	501	501
Commercial mortgage loans	40	1,526	1,566	13	1,406	1,419
Policy loans	—	1,338	1,338	—	1,351	1,351
Other long-term investments	—	3,574	3,574	—	2,832	2,832
Short-term investments	428	—	428	359	—	359
Total	1,264	23,203	24,467
Investments classified as assets of businesses held for sale (1)	(344)	(4,765)	(5,109)
Investments per Consolidated Balance Sheets	$920	$18,438	$19,358	$1,331	$23,262	$24,593
(1) Investments related to the international life, accident and supplemental benefits businesses that are held for sale. These investments are primarily comprised of debt securities and other long-term investments, and to a lesser extent, equity securities and short-term investments. See Note 5 to the Consolidated Financial Statements for additional information.

A.Investment Portfolio

Debt Securities

Accounting policy. Debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive income (loss) within Shareholders' equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. Net unrealized appreciation on debt securities supporting the Company's run-off settlement annuity business is reported in Non-current insurance and contractholder liabilities rather than Accumulated other comprehensive income (loss). When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Realized investment gains and losses. Certain asset-backed securities are considered variable interest entities, see Note 13 for additional information.
The Company reviews declines in fair value from a debt security's amortized cost basis to determine whether a credit loss exists, and when appropriate, recognizes a credit loss allowance with a corresponding charge to credit loss expense, presented in Realized investment gains and losses in the Company's Consolidated Statements of Income. The allowance for credit loss represents the excess of amortized cost over the greater of its fair value or the net present value of the debt security's projected future cash flows (based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery). Each period, the allowance for credit loss is adjusted as needed through credit loss expense.
The Company does not measure an allowance for credit losses for accrued interest receivables. When interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured, accrued interest, reported in Other current assets, is written off through a charge to Net investment income and interest income is recognized on a cash basis.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at December 31, 2021:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$812	$816
Due after one year through five years	5,218	5,366
Due after five years through ten years	5,173	5,453
Due after ten years	4,067	4,805
Mortgage and other asset-backed securities	505	518
Total	$15,775	$16,958
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
December 31, 2021
Federal government and agency	$287	$—	$101	$(1)	$387
State and local government	154	—	17	—	171
Foreign government	2,468	—	194	(46)	2,616
Corporate	12,361	(23)	1,008	(80)	13,266
Mortgage and other asset-backed	505	—	17	(4)	518
Total	$15,775	$(23)	$1,337	$(131)	$16,958
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,262	$(5)	$720	$(10)	$2,967
December 31, 2020
Federal government and agency	$334	$—	$122	$—	$456
State and local government	150	—	17	—	167
Foreign government	2,201	—	318	(8)	2,511
Corporate	13,108	(19)	1,506	(33)	14,562
Mortgage and other asset-backed	427	(7)	27	(12)	435
Total	$16,220	$(26)	$1,990	$(53)	$18,131
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,282	$(5)	$838	$(3)	$3,112
(1) Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.
Review of declines in fair value. Management reviews impaired debt securities to determine whether a credit loss allowance is needed based on criteria that include:
•severity of decline;
•financial health and specific prospects of the issuer; and
•changes in the regulatory, economic or general market environment of the issuer's industry or geographic region.

The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. Our allowance for credit losses on debt securities was not material as of December 31, 2021 and December 31, 2020.

	December 31, 2021				December 31, 2020
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$2,785	$2,861	$(76)	909	$1,026	$1,045	$(19)	300
Below investment grade	561	578	(17)	781	381	405	(24)	232
More than one year
Investment grade	382	412	(30)	143	18	18	—	6
Below investment grade	162	170	(8)	53	90	100	(10)	33
Total	$3,890	$4,021	$(131)	1,886	$1,515	$1,568	$(53)	571

Equity Securities
Accounting policy. Equity securities with a readily determinable fair value consist primarily of mutual funds that invest in fixed income debt securities while those without a readily determinable fair value consist of private equity investments. Changes in the fair values of equity securities that have a readily determinable fair value are reported in Net realized investment gains (losses). Equity securities without a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.
The following table provides the values of the Company's equity security investments as of December 31, 2021 and December 31, 2020. The amount of impairments or value changes resulting from observable price changes on equity securities still held was not material to the financial statements as of December 31, 2021 or 2020.

	December 31, 2021		December 31, 2020
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$257	$207	$238	$246
Equity securities with no readily determinable fair value	270	396	225	255
Total	$527	$603	$463	$501
As of December 31, 2021, the Company had a commitment to purchase $550 million of equity securities in Bright Health Group, Inc., a technology-enabled health insurance carrier. This transaction was completed in January 2022.

Commercial Mortgage Loans

Accounting policy. Commercial mortgage loans are carried at unpaid principal balances, net of an allowance for expected credit losses, and classified as either current or long-term investments based on their contractual maturities. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Realized investment gains and losses in the Company's Consolidated Statements of Income.
Each period, the Company establishes (or adjusts) its allowance for expected credit losses for commercial mortgage loans. The allowance for expected credit losses is based on a credit risk category that is assigned to each loan at origination using key credit quality indicators, including debt service coverage and loan-to-value ratios. Credit risk categories are updated as key credit quality indicators change. An expected loss rate, assigned based on the credit risk category, is applied to each loan's unpaid principal balance to develop the aggregate allowance for expected credit losses. Commercial mortgage loans are considered impaired and written off against the allowance when it is probable that the Company will not collect all amounts due per the terms of the promissory note. In the event of a foreclosure, the allowance for credit losses is based on the excess of the carrying value of the mortgage loan over the fair value of its underlying collateral.

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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio as of December 31, 2021 and December 31, 2020:

(Dollars in millions)	December 31, 2021			December 31, 2020
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$560	2.18		$533	2.28
60% to 79%	883	1.89		751	2.08
80% to 100%	129	1.47		141	1.33
Allowance for credit losses	(6)			(6)
Total	$1,566	1.96	61%	$1,419	2.08	61%
All commercial mortgage loans in the Company's portfolio are current as of December 31, 2021 and December 31, 2020.

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

Other Long-Term Investments
Accounting policy. Other long-term investments include investments in unconsolidated entities, including certain limited partnerships and limited liability companies holding real estate, securities or loans and healthcare related investments. These investments are carried at cost plus the Company's ownership percentage of reporting income or loss, based on the financial statements of the underlying investments that are generally reported at fair value. Income or loss from these investments is reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments.
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2021 and 2020 is expected to be held longer than one year and may include real estate acquired through the foreclosure of commercial mortgage loans.
Additionally, statutory and other restricted deposits and foreign currency swaps carried at fair value are reported in the table below as "Other." See discussion below for information on the Company's accounting policies for derivative financial instruments.

Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. These investments are primarily unconsolidated variable interest entities, see Note 13 for additional information. The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 35% of the committed amounts in 2022.

			Unfunded Commitments as of
	Carrying value as of December 31,
(In millions)	2021	2020	December 31, 2021
Real estate investments	$1,152	$951	$752
Securities partnerships	2,272	1,737	1,969
Other	150	144	—
Total	$3,574	$2,832	$2,721

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

B.Derivative Financial Instruments
The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities. The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates and to hedge the interest rate risk of certain long-term debt. The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives as discussed in Note 10. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Accounting policy. Derivatives are recorded on our Consolidated Balance Sheets at fair value and are classified as current or non-current according to their contractual maturities. Further information on our policies for determining fair value are discussed in Note 12. The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in Shareholders' net income. Various qualitative or quantitative methods appropriate for each hedge are used to formally assess and document hedge effectiveness at inception and each period throughout the life of a hedge.
The Company's derivative financial instruments are presented as follows:
•Fair value hedges of the foreign exchange-related changes in fair values of certain foreign-denominated bonds: Swap fair values are reported in Long-term investments or Other non-current liabilities. Offsetting changes in fair values attributable to the foreign exchange risk of the swap contracts and the hedged bonds are reported in Realized investment gains and losses. The portion of the swap contracts' changes in fair value excluded from the assessment of hedge effectiveness is recorded in Other comprehensive income and recognized in Net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds. Net cash flows are reported in Operating activities, while exchanges of notional principal amounts are reported in Investing activities.
•Fair value hedges of the interest rate exposure on the Company's long-term debt: Using fair value hedge accounting, the fair values of the swap contracts are reported in Other assets or Other liabilities. The critical terms of these swaps match those of the long-term debt being hedged. As a result, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by the Secured Overnight Financing Rate ("SOFR"). The effects of those adjustments on interest expense are offset by the effects of corresponding changes in the swaps' fair value. The net impact from the hedge reported in Interest expense and other reflects interest expense on the hedged debt at the variable interest rate. Cash flows relating to these contracts are reported in Operating activities.
•Net investment hedges of certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. dollar: The fair values of the foreign currency swap and forward contracts are reported in Other assets or Other liabilities. The changes in fair values of these instruments are reported in Other comprehensive income, specifically in translation of foreign currencies. The portion of the change in fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries. The remaining changes in fair value of these instruments are excluded from our effectiveness assessment and recognized in Interest expense and other over the term of the instrument. Cash flows relating to these contracts are reported in Investing activities.
•Economic hedges for derivatives not designated as accounting hedges: Fair values of forward contracts are reported in Current investments or Accrued expenses and other liabilities. The changes in fair values are reported in Realized investment gains and losses. Cash flows relating to these contracts are reported in Investing activities.

The gross fair values of our derivative financial instruments are presented in Note 12. As of December 31, 2021 and December 31, 2020, the effects of derivative financial instruments used in these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from Accumulated other comprehensive income into Shareholders' net income, amounts excluded from the assessment of hedge effectiveness and fair values of assets posted or held as collateral supporting the fair values of these derivative financial instruments. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		December 31, 2021	December 31, 2020
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euro, with the remaining instruments denominated in British Pound Sterling and Australian Dollars.	Foreign currency swap contracts	$1,081	$925
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$750	$—
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros, while foreign currency forward contracts are primarily denominated in Korean Won, with the remaining instruments denominated in New Zealand Dollar and Taiwan Dollar.	Foreign currency swap contracts	$526	$526
	Foreign currency forward contracts	$1,380	$636
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company's foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$720	$538

Concentration of Risk
The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2021 or 2020.

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

The components of Net investment income for the years ended December 31 were as follows:

(In millions)	2021	2020	2019
Debt Securities	$689	$962	$986
Equity securities	12	11	5
Commercial mortgage loans	60	80	88
Policy loans	63	64	66
Other long-term investments	758	127	167
Short-term investments and cash	26	52	131
Total investment income	1,608	1,296	1,443
Less investment expenses	59	52	53
Net investment income	$1,549	$1,244	$1,390
Investment income for the year ended December 31, 2021 increased versus the year ended December 31, 2020 due to strong performance of assets underlying our limited partnership investments reported in Other long-term investments. The overall increase in investment income was partially offset by lower investment income from our debt securities as a result of lower invested asset levels following the divestiture of Cigna's U.S. Group Disability and Life business on December 31, 2020. The Company received income distributions of $568 million in 2021, $227 million in 2020 and $202 million in 2019 from its limited partnership investments reported in Other long-term investments.

D. Realized Investment Gains and Losses

Accounting policy. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, change in the fair value of certain derivatives and equity securities and changes in allowances for credit losses on debt securities and commercial mortgage loan investments.
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

(In millions)	2021	2020	2019
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$194	$186	$189
Credit loss (expense) recoveries	2	(27)	—
Other investment asset write-downs	—	(10)	(12)
Net realized investment gains (losses), before income taxes	$196	$149	$177
Net realized investment gains, excluding credit loss expense and asset write-downs for the year ended December 31, 2021 was primarily driven by mark-to-market gains on equity securities and gains on the sales of real estate partnerships, partially offset by mark-to-market losses on derivatives. This activity for the year ended December 31, 2020 was primarily driven by mark-to-market on equity securities and sales of debt securities, while activity for the year ended December 31, 2019 was primarily driven by gains on the sales of real estate partnerships and debt securities. Credit loss (expense) recoveries on invested assets reflect credit losses incurred on debt securities primarily relating to issuers in certain industries that have been impacted by the global COVID-19 pandemic.

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
The Company's financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset's or a liability's classification is based on the lowest level of input that is significant to its measurement. For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument's fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).

The Company estimates fair values using prices from third parties or internal pricing methods. Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available and other market information that a market participant would use to estimate fair value. The internal pricing methods are performed by the Company's investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality as well as other qualitative factors. In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.
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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of December 31, 2021 and December 31, 2020 about the Company's financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
Financial assets at fair value
Debt securities
Federal government and agency	$147	$207	$240	$249	$—	$—	$387	$456
State and local government	—	—	171	167	—	—	171	167
Foreign government	—	—	2,611	2,498	5	13	2,616	2,511
Corporate	—	—	12,606	13,878	660	684	13,266	14,562
Mortgage and other asset-backed	—	—	418	309	100	126	518	435
Total debt securities	147	207	16,046	17,101	765	823	16,958	18,131
Equity securities (1)	16	50	160	165	31	31	207	246
Short-term investments	—	—	428	325	—	—	428	325
Derivative assets (2)	—	—	143	72	—	—	143	72
Financial liabilities at fair value
Derivative liabilities	$—	$—	$33	$108	$—	$—	$33	$108
(1) Excludes certain equity securities that have no readily determinable fair value.
(2) Derivative assets above include $34 million as of December 31, 2020 that are presented in the Short-term investments category disclosed in Note 11. See Note 11 for more information on our Derivative Financial Instruments.

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
Debt and equity securities. Approximately 94% of the Company's investments in debt and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics because many debt securities do not trade daily. Pricing models are used to determine these prices when recent trades are not available. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of December 31, 2021 or December 31, 2020. The nature and use of these derivative financial instruments are described in Note 11.

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

The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities as of December 31, 2021 and December 31, 2020. The range and weighted average basis point ("bps") amounts for liquidity reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	December 31, 2021	December 31, 2020	Unobservable input December 31, 2021	December 31, 2021		December 31, 2020
Debt securities
Corporate and government debt securities	$664	$696	Liquidity	60 - 1060 (410)	bps	60 - 1370 (470)	bps
Mortgage and other asset-backed securities	100	126	Liquidity	60 - 390 (100)	bps	60 - 380 (80)	bps
Securities not priced by the Company (1)	1	1
Total Level 3 debt securities	$765	$823
(1) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.
A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2021 and 2020. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	2021	2020
Debt and Equity Securities
Beginning balance	$854	$555
Total gains (losses) included in shareholders' net income	(22)	(7)
Gains (losses) included in other comprehensive income	(6)	(12)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(8)	7
Purchases, sales and settlements
Purchases	138	107
Sales	(36)	(121)
Settlements	(119)	(89)
Total purchases, sales and settlements	(17)	(103)
Transfers into/(out of) Level 3
Transfers into Level 3	207	774
Transfers out of Level 3	(212)	(360)
Total transfers into/(out of) Level 3	(5)	414
Ending balance	$796	$854
Total gains (losses) included in Shareholders' net income attributable to instruments held at the reporting date	$(17)	$(17)
Change in unrealized gains or losses included in Other comprehensive income for assets held at the end of the reporting period	$(10)	$(6)
(1) Amounts do not accrue to shareholders.

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment gains (losses) and Net investment income.
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

Separate Accounts
Accounting policy. Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either Premiums or Fees and other revenues. Investments that are measured using the practical expedient of net asset value ("NAV") are excluded from the fair value hierarchy.

Fair values of Separate account assets at December 31, 2021 and December 31, 2020 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Guaranteed separate accounts (See Note 22)	$227	$226	$276	$297	$—	$—	$503	$523
Non-guaranteed separate accounts (1)	1,130	1,925	6,406	5,600	334	355	7,870	7,880
Subtotal	$1,357	$2,151	$6,682	$5,897	$334	$355	8,373	8,403
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							842	683
Total							9,215
Separate account assets of businesses classified as held for sale (2)							(878)
Separate account assets per Consolidated Balance Sheets							$8,337	$9,086
(1)Non-guaranteed separate accounts included $4.5 billion as of December 31, 2021 and $4.2 billion as of December 31, 2020 in assets supporting the Company's pension plans, including $0.3 billion classified in Level 3 as of December 31, 2021 and December 31, 2020.
(2)Investments related to the international life, accident and supplemental benefits businesses that are held for sale. See Note 5 to the Consolidated Financial Statements for additional information.
.
Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the year ended December 31, 2021 or 2020.

Separate account investments in securities partnerships, real estate and hedge funds are generally valued based on the separate account's ownership share of the equity of the investee (NAV as a practical expedient) including changes in the fair values of its underlying investments. Substantially all of these assets support the Cigna Pension Plans. The following table provides additional information on these investments:

	Fair Value as of		Unfunded Commitment as of December 31, 2021	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	December 31, 2021	December 31, 2020
Securities partnerships	$513	$463	$275	Not applicable	Not applicable
Real estate funds	325	215	—	Quarterly	30 - 90 days
Hedge funds	4	5	—	Up to annually, varying by fund	30 - 90 days
Total	$842	$683	$275
As of December 31, 2021, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the years ended December 31, 2021 and 2020, no impairments were recognized requiring these assets to be measured at fair value. Realized investment gains and losses from these observable price changes for the years ended December 31, 2021 and December 31, 2020 were not material.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2021 and December 31, 2020. In addition to universal life products and finance leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	December 31, 2021		December 31, 2020
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,598	$1,566	$1,456	$1,419
Long-term debt, including current maturities, excluding finance leases	Level 2	$35,621	$31,593	$37,676	$31,835

Note 13 – Variable Interest Entities

When the Company becomes involved with a variable interest entity and when there is a change in the Company's involvement with an entity, the Company must determine if it is the primary beneficiary and must consolidate the entity. The Company is considered the primary beneficiary if it has the power to direct the entity's most significant economic activities and has the right to receive benefits or obligation to absorb losses that could be significant to the entity. The Company evaluates the following criteria:
•the structure and purpose of the entity;
•the risks and rewards created by and shared through the entity; and
•the Company's ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.
The Company determined it was not a primary beneficiary in any material variable interest entity as of December 31, 2021 or December 31, 2020.

The Company's involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as unconsolidated variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations and the limited partners do not have substantive kick-out or participating rights. The Company has invested in approximately 180 limited partnerships that have a carrying value of $2.6 billion as of December 31, 2021 reported in Other long-term investments. We have commitments to contribute an additional $2.2 billion to these entities. The Company's maximum exposure to loss from these investments is $4.8 billion, calculated as the sum of our carrying value and the additional funding commitments. Our noncontrolling interest in each of these limited partnerships is generally less than 15% of the partnership ownership interests. See Note 11 for further information on the Company's accounting policy for Other long-term investments.
Other variable interest entities. The Company is involved in other types of variable interest entities, including certain asset-backed and corporate securities, real estate joint ventures that develop properties for residential and commercial use, independent physician associations (IPAs) that provide care management services and international healthcare joint ventures. The Company's maximum exposure to loss is $0.6 billion from certain asset-backed and corporate securities and $0.4 billion from real estate joint ventures, which represents the sum of our carrying value and the additional funding commitments for these entities. The carrying values and maximum exposures for remaining unconsolidated variable interest entities was not material as of December 31, 2021.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities in excess of its maximum exposure. We perform ongoing qualitative analyses of our involvement with these variable interest entities to determine if consolidation is required.

Note 14 – Accumulated Other Comprehensive Income (Loss) ("AOCI")
AOCI includes unrealized appreciation on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (see Note 11), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Securities and Derivatives
Beginning balance	$900	$975	$18
Appreciation (depreciation) on securities and derivatives	(230)	776	1,266
Tax (expense) benefit	31	(150)	(270)
Net appreciation (depreciation) on securities and derivatives	(199)	626	996
Reclassification adjustment for (gains) losses included in Shareholders' net income ((Gain) loss on sale of business)	—	(862)	—
Reclassification adjustment for (gains) losses included in Shareholders' net income (Net realized investment (gains) losses)	(21)	(26)	(49)
Reclassification adjustment for tax expense included in Shareholders' net income	5	187	10
Net (gains) losses reclassified from AOCI to Shareholders' net income	(16)	(701)	(39)
Other comprehensive income (loss), net of tax	(215)	(75)	957
Ending balance	$685	$900	$975

Translation of foreign currencies
Beginning balance	$(15)	$(275)	$(221)
Translation of foreign currencies	(213)	232	(57)
Tax (expense) benefit	(19)	12	(2)
Net translation of foreign currencies	(232)	244	(59)
Reclassification adjustment for (gains) losses included in Net income ((Gain) loss on sale of business)	—	11	—
Reclassification adjustment for tax expense (benefit) included in Net income	—	(3)	—
Net translation (gains) losses reclassified from AOCI to Net income	—	8	—
Other comprehensive income (loss), net of tax	(232)	252	(59)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(14)	(8)	(5)
Shareholders' other comprehensive income (loss), net of tax	(218)	260	(54)
Ending balance	$(233)	$(15)	$(275)

Postretirement benefits liability
Beginning balance	$(1,746)	$(1,641)	$(1,508)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	85	70	62
Reclassification adjustment for settlement (Interest expense and other)	4	—	10
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(21)	(17)	(15)
Net adjustments reclassified from AOCI to Shareholders' net income	68	53	57
Valuation update	448	(206)	(249)
Tax (expense) benefit	(106)	48	59
Net change due to valuation update	342	(158)	(190)
Other comprehensive income (loss), net of tax	410	(105)	(133)
Ending balance	$(1,336)	$(1,746)	$(1,641)

Note 15 – Organizational Efficiency Plan
During the fourth quarter of 2021, we approved a strategic plan to further leverage the Company's ongoing growth to drive operational efficiency through enhancements to organizational structure and increased use of automation and shared services. As a result we recognized a charge in Selling, general and administrative expenses of $168 million, pre-tax ($119 million, after-tax) in the fourth quarter of 2021. This charge included $59 million of one-time expenses related to abandonment of leased assets and impairment of property and equipment as well as $109 million of accrued expenses primarily for severance costs related to headcount reductions. We expect most of the severance to be paid by 2023.
The following table summarizes a rollforward of the accrued liability recorded in "Accrued expenses and other liabilities":

(In millions)
Fourth quarter 2021 charge	$109
2021 payments	(6)
Balance, December 31, 2021	$103
Note 16 – Pension
A.About Our Plans
The Company sponsors U.S. and non-U.S. defined benefit pension plans; future benefit accruals for the domestic plans are frozen.
Accounting policy. The Company measures the assets and liabilities of its domestic pension plans as of December 31. Benefit obligations are measured at the present value of estimated future payments based on actuarial assumptions. The Company uses the "corridor" method to account for changes in the benefit obligation when actual results differ from those assumed, or when assumptions change. These changes are called net unrecognized actuarial gains (losses). Under the corridor method, net unrecognized actuarial gains (losses) are initially recorded in Accumulated other comprehensive loss. When the unrecognized gain (loss) exceeds 10% of the benefit obligation, that excess is amortized to expense over the expected remaining lives of plan participants. The net plan expense is reported in Interest expense and other in the Consolidated Statements of Income.
For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a "market-related" asset valuation that differs from the actual fair value for domestic pension plan assets invested in non-fixed income investments. The "market-related" value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. The market-related asset value was approximately $4.4 billion, compared with a fair value of approximately $4.8 billion at December 31, 2021.

B.Funded Status and Amounts Included in Accumulated Other Comprehensive Income
The following table summarizes the projected benefit obligations and assets related to our U.S. and non-U.S. pension plans as of and for the years ended December 31:

	Pension Benefits
(In millions)	2021	2020
Change in benefit obligation
Benefit obligation, January 1	$5,600	$5,314
Service cost	2	2
Interest cost	132	168
Actuarial (gains) losses, net (1)	(189)	416
Benefits paid from plan assets	(304)	(285)
Benefits paid – other	(18)	(15)
Benefit obligation, December 31	5,223	5,600
Change in plan assets
Fair value of plan assets, January 1	4,623	4,441
Actual return on plan assets	522	449
Benefits paid	(304)	(285)
Contributions	5	18
Fair value of plan assets, December 31	4,846	4,623
Funded status	$(377)	$(977)
Liability in Consolidated Balance Sheets
Accrued expenses and other liabilities	$(14)	$(15)
Other non-current liabilities	$(363)	$(962)
(1) 2021 gain reflects an increase in the discount rate; 2020 loss reflects a decrease in the discount rate, partially offset by a favorable change in the mortality assumption.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company made immaterial contributions to the qualified pension plans in 2021. For 2022, contributions to the qualified pension plans are expected to be immaterial. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension and other postretirement benefit plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.

Benefit payments. The following benefit payments are expected to be paid in:

(In millions)	Pension Benefits
2022	$317
2023	$318
2024	$317
2025	$315
2026	$316
2027-2031	$1,532

Amounts reflected in the pension liabilities shown above that have not yet been reported in net income and, therefore, have been included in Accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits
(In millions)	2021	2020
Unrecognized net (losses)	$(1,753)	$(2,277)
Unrecognized prior service cost	(5)	(5)
Postretirement benefits liability adjustment	$(1,758)	$(2,282)
C.Cost of Our Plans
Net pension cost was as follows:

	Pension Benefits
(In millions)	2021	2020	2019
Service cost	$2	$2	$2
Interest cost	132	168	194
Expected long-term return on plan assets	(269)	(260)	(245)
Amortization of:
Prior actuarial losses, net	78	78	59
Litigation settlement – plan amendment	—	—	142
Settlement loss	4	—	10
Net (benefit) cost	$(53)	$(12)	$162
The Cigna Pension Plan (the "Plan"), together with its Plan Sponsor, was a defendant in a class action lawsuit related to the Plan's conversion of certain employees from an annuity to a cash balance benefit in 1997. In the first quarter of 2019, the Plan implemented the court order resulting in an increase to the pension liability of $142 million. The Company reversed a litigation reserve for the expenses recognized for this matter in 2019 aggregating to the same amount resulting in no impact on net income.
D.Assumptions Used for Pension

	2021	2020
Discount rate:
Pension benefit obligation	2.82%	2.49%
Pension benefit cost	2.49%	3.30%
Expected long-term return on plan assets:
Pension benefit cost	6.75%	6.75%
Mortality table for pension obligations	White Collar mortality table with MP 2021 projection scale	White Collar mortality table with MP 2020 projection scale
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

E.Pension Plan Assets
As of December 31, 2021, pension assets included $4.5 billion invested in the separate accounts of Connecticut General Life Insurance Company, a subsidiary of the Company, as well as an additional $0.3 billion, primarily invested directly in funds offered by an unaffiliated insurance company.
The fair values of pension assets by category are as follows as of December 31, 2021 and 2020:

(In millions)	2021	2020
Debt securities:
Federal government and agency	$9	$9
Corporate	1,653	1,680
Asset-backed	108	53
Fund investments	731	380
Total debt securities	2,501	2,122
Equity securities:
Domestic	789	978
International, including funds and pooled separate accounts (1)	358	471
Total equity securities	1,147	1,449
Securities partnerships	514	463
Real estate funds, including pooled separate accounts (1)	334	219
Commercial mortgage loans	77	95
Hedge funds	—	1
Guaranteed deposit account contract	91	98
Cash equivalents and other current assets, net	182	176
Total pension assets at fair value	$4,846	$4,623
(1) A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.
The Company's current target investment allocation percentages (58% fixed income, 25% public equity securities and 17% in other investments, including private equity (securities partnerships) and real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company will evaluate further allocation changes to equity securities, other investments and fixed income securities as funding levels change.
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
Securities partnerships, real estate and hedge funds are valued using net asset value as a practical expedient and are excluded from the fair value hierarchy. See Note 12 for additional disclosures related to these assets invested in the separate accounts of the Company's subsidiaries. Certain securities as described in Note 12, as well as commercial mortgage loans and guaranteed deposit account contracts, are classified in Level 3 because unobservable inputs used in their valuation are significant.
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
The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's annual expense for these plans was as follows:

(In millions)	2021	2020	2019
Expense	$268	$243	$256

Note 17 – Employee Incentive Plans
A.About Our Plans
The People Resources Committee (the "Committee") of the Board of Directors awards stock options, restricted stock grants, restricted stock units, deferred stock and strategic performance shares to certain employees. The Company issues original issue shares for these awards.
The Company records compensation expense for stock and option awards over their vesting periods primarily based on the estimated fair value at the grant date. Fair value is determined differently for each type of award as discussed below.
Shares of common stock available for award at December 31, were as follows:

(In millions)	2021	2020	2019
Common shares available for award	19.1	20.6	23.2
B.Stock Options
Accounting policy. The Company awards options to purchase Cigna common stock at the market price of the stock on the grant date. Options vest over periods ranging from one year to three years and expire no later than 10 years from grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying the assumptions presented below. That fair value is reduced by options expected to be forfeited during the vesting period. The Company estimates forfeitures at the grant date based on our experience and adjusts the expense to reflect actual forfeitures over the vesting period. The fair value of options, net of forfeitures, is recognized in Selling, general and administrative expenses on a straight-line basis over the vesting period.
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

	2021	2020	2019
Dividend yield	1.85%	—%	—%
Expected volatility	30.0%	30.0%	30.0%
Risk-free interest rate	0.5%	1.4%	2.5%
Expected option life	4.5 years	4.5 years	4.4 years
Weighted average fair value of options	$44.84	$52.42	$53.10
The dividend yield reflects expected future dividends. In 2021, the Company increased its dividend and expects to continue dividends at least at that level for the foreseeable future. The expected volatility reflects the past daily stock price volatility of Cigna stock. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining traded options will expire within one year. The risk-free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary annual grant. Expected option life reflects the Company's historical experience.
The following table shows the status of, and changes in, common stock options during the last three years:

(Options in thousands)	2021		2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	9,742	$152.40	11,438	$136.19	12,370	$125.46
Granted	1,524	$213.81	1,851	$191.86	1,569	$183.41
Exercised	(2,584)	$129.08	(3,289)	$115.38	(2,297)	$106.75
Expired or canceled	(192)	$199.10	(258)	$188.79	(204)	$180.08
Outstanding - December 31	8,490	$169.47	9,742	$152.40	11,438	$136.19
Options exercisable at year-end	5,612	$152.92	6,837	$137.08	8,874	$123.87
Compensation expense of $63 million related to unvested stock options at December 31, 2021 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2021	2020	2019
Intrinsic value of options exercised	$268	$304	$180
Cash received for options exercised	$326	$376	$224
Tax benefit from options exercised	$50	$57	$34
The following table summarizes information for outstanding common stock options at December 31, 2021:

	Options Outstanding	Options Exercisable
Number (in thousands)	8,490	5,612
Total intrinsic value (in millions)	$511	$430
Weighted average exercise price	$169.47	$152.92
Weighted average remaining contractual life	6.0 years	4.8 years
C.Restricted Stock
The Company awards restricted stock (grants and units) to the Company's employees that vest over periods ranging from one to three years. Recipients of restricted stock awards accumulate dividends during the vesting period, but generally forfeit their awards and accumulated dividends if their employment terminates before the vesting date.
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
The following table shows the status of and changes in restricted stock awards during the last three years:

(Awards in thousands)	2021		2020		2019
	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	1,600	$186.12	1,945	$178.78	2,138	$168.12
Awarded	899	$213.82	791	$191.22	870	$183.86
Vested	(866)	$184.07	(1,026)	$161.58	(964)	$160.74
Forfeited	(109)	$197.01	(110)	$186.63	(99)	$168.68
Outstanding - December 31	1,524	$202.85	1,600	$186.12	1,945	$178.78
The fair value of vested restricted stock at the vesting date for the years ended December 31 was as follows:

(In millions)	2021	2020	2019
Fair value of vested restricted stock	$183	$190	$171
Approximately 10,300 employees held 1.5 million restricted stock awards at the end of 2021 with $168 million of related compensation expense to be recognized over the next two years (weighted average period).
D.Strategic Performance Shares ("SPS")
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

The following table shows the status of and changes in SPSs during the last three years:

	2021		2020		2019
(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date
Outstanding - January 1	808	$190.02	818	$177.94	707	$160.74
Awarded	331	$213.90	362	$191.52	389	$184.72
Vested	(206)	$196.29	(309)	$159.67	(244)	$139.27
Forfeited	(73)	$197.38	(63)	$187.76	(34)	$178.98
Outstanding - December 31	860	$197.07	808	$190.02	818	$177.94
The weighted average fair value per share of SPSs for expense purposes, including the Monte Carlo factor, at the award date for the years ended December 31, 2021, 2020 and 2019 was $239.57, $206.86 and $192.11, respectively.
The fair value of vested SPSs at the vesting date for the years ended December 31 was as follows:

	2021		2020		2019
(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Shares of Cigna common stock distributed upon SPS vesting	243	$51	306	$55	254	$45
Approximately 500 employees held 860,000 SPSs at the end of 2021 and $66 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for "performance condition" SPSs will vary based on actual performance in 2022 and 2023.
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

(In millions)	2021	2020	2019
Total compensation cost for shared-based awards	$268	$289	$299
Tax benefits recognized	$73	$63	$59

Note 18 – Goodwill, Other Intangibles and Property and Equipment
A.Goodwill
Accounting policy. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, based on those reporting units' relative fair values. As a result, goodwill is primarily reported in the Evernorth segment ($35.1 billion) and the Cigna Healthcare segment ($10.7 billion). The Company's reporting units are aligned with its operating segments as described in Note 1.
The Company conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through shareholders' net income if impaired. On a quarterly basis, the Company performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on both a discounted cash flow analysis and a market approach using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within that reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our strategic projection processes. Future cash flows for Evernorth are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.
Goodwill activity. Goodwill activity during 2021 and 2020 was as follows:

(In millions)	2021	2020
Balance at January 1,	$44,648	$44,602
Goodwill acquired, net	1,428	29
Impact of foreign currency translation	(31)	17
Total	46,045
Goodwill classified as Assets of businesses held for sale	(234)
Goodwill per Consolidated Balance Sheets at December 31,	$45,811	$44,648
B.Other Intangibles
Accounting policy. The Company's other intangible assets primarily include purchased customer and producer relationships, provider networks and trademarks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows including key assumptions for customer attrition and discount rates. The Company's definite-lived intangible assets are amortized on an accelerated or straight-line basis, reflecting their pattern of economic benefits, over periods from three to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.
The Company's amortized intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows generated by the underlying asset group is less than the carrying amount of the asset group, the Company recognizes an impairment charge equal to the difference between the carrying value of the asset group and its estimated fair value. The Company's indefinite-lived intangible assets are each reviewed for impairment at least annually by comparing their fair value with their carrying value. If the carrying value exceeds fair value, that excess is recognized as an impairment loss.
There were no material impairments in the years ended December 31, 2021, 2020 or 2019.

Components of other assets, including other intangibles. Other intangible assets were comprised of the following at December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
2021
Customer relationships	$29,997	4,539	25,458
Trade Name - Express Scripts	8,400		8,400
Other	447	81	366
Other intangible assets	38,844	4,620	34,224
Value of business acquired ("VOBA" reported in Deferred policy acquisition costs)	646	171	475
Total (1)	$39,490	4,791	34,699
2020
Customer relationships	$29,432	3,024	26,408
Trade Name - Express Scripts	8,400		8,400
Other	475	104	371
Other intangible assets	38,307	3,128	35,179
Value of business acquired (reported in Deferred policy acquisition costs)	670	152	518
Total	$38,977	3,280	35,697
(1) Includes $386 million of VOBA and $122 million of Other intangible assets classified as Assets of businesses held for sale.
The Company has indefinite-lived intangible assets totaling $8.5 billion at December 31, 2021 and $8.5 billion at December 31, 2020, largely consisting of trade names and licenses.
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
Components of property and equipment. Property and equipment was comprised of the following as of December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
2021
Internal-use software	$7,869	$5,060	$2,809
Other property and equipment	2,839	1,653	1,186
Total	10,708	6,713	3,995
Property and equipment classified as Assets of businesses held for sale	(424)	(121)	(303)
Total Property and equipment per Consolidated Balance Sheets	$10,284	$6,592	$3,692
2020
Internal-use software	$7,061	$4,048	$3,013
Other property and equipment	2,719	1,527	1,192
Total property and equipment	$9,780	$5,575	$4,205

Components of depreciation and amortization. Depreciation and amortization expense was comprised of the following for the years ended December 31:

(In millions)	2021	2020	2019
Internal-use software	$1,097	$971	$850
Other property and equipment	253	276	284
Value of business acquired (reported in Deferred policy acquisition costs)	25	28	34
Other intangibles	1,548	1,527	2,483
Total depreciation and amortization	$2,923	$2,802	$3,651
The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization
2022	$2,651
2023	$2,293
2024	$1,961
2025	$1,792
2026	$1,543

Note 19 – Leases
The Company's leases are primarily for office space and certain computer and other equipment and have terms of up to 35 years.
Accounting policy. The Company determines if an arrangement is a lease and its lease classification (operating or finance) at inception. Both operating and finance leases result in (1) a right-of-use ("ROU") asset that represents our right to use the underlying asset for the lease term and (2) a lease liability that represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are reflected in the following lines in the Company's Consolidated Balance Sheet:

	ROU Asset	Current Lease Liability	Non-Current Lease Liability
Operating lease	Other assets	Accrued expenses and other liabilities (current)	Other liabilities (non-current)
Finance lease	Property and equipment	Short-term debt	Long-term debt
These lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. Most of the Company's leases do not provide an implicit rate, so the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease pre-payments made and excludes lease incentives for operating leases. The Company's expected life of a lease may consider options to extend or terminate a lease when it is reasonably certain that the Company will exercise that option.
The Company has lease agreements with lease and non-lease components that are accounted for as a single lease component. Operating lease ROU assets are amortized on a straight-line basis over the lease term, which is representative of the pattern in which benefit is expected to be derived from the right to use the underlying asset. Variable lease payments are expensed as incurred and represent amounts that are neither fixed in nature, such as maintenance and other services provided by the lessor, nor tied to an index or rate.
The components of lease expense were as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Operating lease cost	$170	$190	$188
Finance lease cost:
Amortization of ROU assets	22	28	28
Interest on lease liabilities	2	3	3
Total finance lease cost	24	31	31
Variable lease cost	39	48	50
Total lease cost	$233	$269	$269

In addition, the Company recognized $33 million of one-time selling, general and administrative expenses related to abandonment of leased assets associated with the Organizational Efficiency Plan. See Note 15 for further information.
Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
(In millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$167	$189	$173
Operating cash outflows from finance leases	$2	$3	$3
Financing cash outflows from finance leases	$22	$26	$25

ROU assets obtained in exchange for lease obligations:
Operating leases	$122	$189	$89
Finance leases	$20	$9	$68

Operating and finance lease ROU assets and lease liabilities were as follows:

(In millions)	December 31, 2021	December 31, 2020
Operating leases: (1)
Operating lease ROU assets	$478	$552

Accrued expenses and other liabilities	$159	$152
Other non-current liabilities	436	491
Total operating lease liabilities	$595	$643

Finance leases:
Property and equipment, gross	$101	$98
Accumulated depreciation	(51)	(46)
Property and equipment, net	$50	$52

Short-term debt	$23	$18
Long-term debt	28	36
Total finance lease liabilities	$51	$54
(1) Operating leases include Assets of $27 million and Liabilities of $28 million in businesses held for sale.
As of December 31, 2021, the weighted average remaining lease term was 5 years for operating leases and 4 years for finance leases, and the weighted average discount rate was 2.81% for operating leases and 3.13% for finance leases.
Maturities of lease liabilities as of December 31, 2021 were as follows:

(In millions)	Operating Leases	Finance Leases
2022	$152	$25
2023	132	12
2024	107	6
2025	70	3
2026	66	3
Thereafter	114	6
Total lease payments	641	55
Less: imputed interest	46	4
Total (1)	$595	$51
(1) Operating leases include Liabilities of $28 million in businesses held for sale.
Note 20 – Shareholders' Equity and Dividend Restrictions
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

(In billions)	2021	2020	2019
Net income	$3.4	$4.0	$3.8
Surplus	$13.3	$12.9	$13.8

The Company's HMO and life, accident and health insurance subsidiaries are also subject to minimum statutory surplus requirements and may be required to maintain investments on deposit with state departments of insurance or other regulatory bodies. Additionally, these subsidiaries may be subject to regulatory restrictions on the amount of annual dividends or other distributions (such as loans or cash advances) that insurance companies may extend to their parent companies without prior approval. As of December 31, 2021, these amounts, including restricted GAAP net assets of the Company's subsidiaries, were as follows:

(In billions)	2021
Minimum statutory surplus required by regulators (1),(2)	$4.9
Investments on deposit with regulatory bodies (3)	$0.3
Maximum dividend distributions permitted in 2022 without regulatory approval (4)	$3.2
Maximum loans to the parent company permitted without regulatory approval	$0.8
Restricted GAAP net assets of Cigna Corporation's subsidiaries (5)	$12.9
(1) Excludes amounts associated with foreign operated equity method joint ventures.
(2) Includes approximately $1 billion associated with businesses held for sale.
(3) Includes approximately $40 million associated with businesses held for sale.
(4) Includes approximately $200 million associated with businesses held for sale.
(5) Includes approximately $3.0 billion associated with businesses held for sale.

Permitted practices used by the Company's insurance subsidiaries in 2021 that differed from prescribed regulatory accounting had an immaterial impact on statutory surplus.

Undistributed earnings for equity method subsidiaries are $1.1 billion as of December 31, 2021.

Note 21 – Income Taxes
Accounting policy. Deferred income taxes are reflected in the Consolidated Balance Sheets for differences between the financial and income tax reporting bases of the Company's underlying assets and liabilities, and are established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not and a valuation allowance is established to the extent this standard is not met. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the reporting period excluding adjustments to accumulated other comprehensive income or amounts recorded in connection with a business combination. The current income tax provision generally represents estimated amounts due on income tax returns for the year reported to various jurisdictions plus the effect of any uncertain tax positions. The Company recognizes a liability for uncertain tax positions if management believes the probability that the positions will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. The liabilities for uncertain tax positions are classified as current when the position is expected to be settled within 12 months or the statute of limitation expires within 12 months.
Income taxes attributable to the Company's foreign operations are generally provided using the respective foreign jurisdictions' tax rate.

A.Income Tax Expense
The components of income taxes for the years ended December 31 were as follows:

(In millions)	2021	2020	2019
Current taxes
U.S. income taxes	$1,268	$2,128	$1,476
Foreign income taxes	207	334	173
State income taxes	112	303	114
Total current taxes	1,587	2,765	1,763
Deferred taxes (benefits)
U.S. income taxes (benefits)	(167)	(217)	(236)
Foreign income taxes	69	11	16
State income tax (benefits)	(122)	(180)	(93)
Total deferred taxes (benefits)	(220)	(386)	(313)
Total income taxes	$1,367	$2,379	$1,450
Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate for the following reasons:

	2021		2020		2019
(In millions)	$	%	$	%	$	%
Tax expense at nominal rate	$1,424	21.0%	$2,282	21.0%	$1,380	21.0%
Impact of sale of business	—	—	104	1.0	—	—
Effect of foreign earnings	(33)	(0.5)	(61)	(0.6)	24	0.4
Health insurance industry tax	—	—	93	0.9	—	—
State income tax (net of federal income tax benefit)	(9)	(0.1)	24	0.2	32	0.5
Other	(15)	(0.2)	(63)	(0.6)	14	0.2
Total income taxes	$1,367	20.2%	$2,379	21.9%	$1,450	22.1%
Consolidated pre-tax income from the Company's foreign operations was approximately 26% of the Company's pre-tax income in 2021, 14% in 2020 and 12% in 2019.

B.Deferred Income Taxes
Deferred income tax assets and liabilities as of December 31, were as follows:

(In millions)	2021	2020
Deferred tax assets
Employee and retiree benefit plans	$304	$477
Other insurance and contractholder liabilities	263	278
Loss carryforwards	278	177
Other accrued liabilities	412	358
Other	245	209
Deferred tax assets before valuation allowance	1,503	1,499
Valuation allowance for deferred tax assets	(246)	(207)
Deferred tax assets, net of valuation allowance	1,257	1,292
Deferred tax liabilities
Depreciation and amortization	698	660
Acquisition-related basis differences	8,726	8,989
Policy acquisition expenses	312	289
Unrealized appreciation on investments and foreign currency translation	104	171
Other	212	122
Total deferred tax liabilities	10,052	10,231
Net deferred income tax (liabilities)	(8,795)
Net deferred income tax (liabilities) assets classified as Liabilities of businesses held for sale	(449)
Net deferred income tax (liabilities) assets per Consolidated Balance Sheets	$(8,346)	$(8,939)
Management believes that future results will be sufficient to realize a majority of the Company's gross deferred tax assets. Valuation allowances are established against deferred tax assets when it is determined that it is more likely than not that the asset will not be recognized. Valuation allowances have been established against certain federal, state and foreign tax attributes. There are multiple expiration dates associated with these tax attributes.
C.Uncertain Tax Positions
Reconciliations of unrecognized tax benefits for the years ended December 31 were as follows:

(In millions)	2021	2020	2019
Balance at January 1,	$1,210	$1,018	$928
Increase due to prior year positions	21	128	68
Increase due to current year positions	31	88	29
Reduction related to settlements with taxing authorities	(15)	—	—
Reduction related to lapse of applicable statute of limitations	(17)	(24)	(7)
Balance at December 31,	$1,230	$1,210	$1,018
Substantially all unrecognized tax benefits would impact shareholders' net income if recognized.
The Company classifies net interest expense on uncertain tax positions as a component of income tax expense and in Accrued expenses and other liabilities on the balance sheet. In addition to the amounts in the table above, the liability for net interest expense on uncertain tax positions was approximately $148 million as of December 31, 2021, $127 million as of December 31, 2020 and $100 million as of December 31, 2019.
D.Other Tax Matters
The statute of limitations for Cigna's consolidated federal income tax returns through 2016 have closed. However, Cigna filed amended returns for both the 2015 and 2016 tax years, which are under review by the Internal Revenue Service ("IRS"). Additionally, the IRS is examining Cigna's returns for 2017 and 2018. The statute of limitations for Express Scripts' consolidated federal income tax returns through 2012 has closed. However, for 2010 through 2012 tax years, there remains a significant disputed matter. The IRS is also examining Express Scripts' consolidated federal income tax returns for 2013 through 2018. The Company has established adequate reserves for these matters.

The Company conducts business in a number of state and foreign jurisdictions and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2013 for Cigna's entities and 2006 for Express Scripts' entities.
Note 22 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2021, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $440 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2021. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of December 31, 2021 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2021.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the year ended December 31, 2021.
D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator's filing of a complaint under court seal and other legal matters arising, for the most part, in the ordinary course of managing a global health services business. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the Internal Revenue Service or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions. See Note 21 for additional information on tax matters.
Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss and certain other material litigation matters are described below. For those matters that the Company has identified with a reasonably possible material loss, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated. The Company's accruals for the matters discussed below under "Litigation Matters" and "Regulatory Matters" are not material. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial condition or liquidity for any particular period. The outcomes of lawsuits are inherently unpredictable and we may be unsuccessful in these ongoing litigation matters or any future claims or litigation.
Litigation Matters
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues ("Anthem's Allegations"). On April 19, 2016, in response to Anthem's complaint, Express Scripts filed its answer denying Anthem's Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Anthem completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. There is no tentative trial date.

Medicare Advantage. A qui tam action that was filed by a relator in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene which is pending before the court. The Company has opposed the DOJ's motion to intervene and the government filed its reply brief on February 1, 2022. The motion has been fully briefed and is under the court's review.
Regulatory Matters
Civil Investigative Demand. The DOJ is conducting industry-wide investigations of Medicare Advantage organizations' risk adjustment practices. For certain Medicare Advantage organizations, including Cigna, those investigations have resulted in litigation (see above). The Company is currently responding to information requests (civil investigative demand) from the DOJ (U.S. Attorney's Office for the Eastern District of Pennsylvania). The Company is cooperating with the DOJ and has responded and continues to respond to its requests.
Note 23 – Segment Information
See Note 1 for a description of our segments, including the segment change effective in the fourth quarter of 2021. Prior year segment information has been adjusted to reflect the segment change and a description of our basis of reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy related transactions between the Evernorth and Cigna Healthcare segments.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income from operations as income before income taxes excluding net realized investment results, amortization of acquired intangible assets, results of transitioning clients prior to 2020, and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items, revenue contribution from transitioning clients prior to 2020, and Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business.

The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

The following tables present the special items recorded by the Company for the year ended December 31, 2021, 2020 and 2019:

(In millions)	2021		2020		2019
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax
Charge for organizational efficiency plan (Selling, general and administrative expenses)	$119	$168	$24	$31	$162	$207
Debt extinguishment costs	110	141	151	199	—	—
Integration and transaction-related (benefits) costs (Selling, general and administrative expenses)	71	169	404	527	427	552
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	(21)	(27)	19	25	41	51
Risk corridors recovery (Selling, general and administrative expenses)	—	—	(76)	(101)	—	—
Contractual adjustment for a former client (Pharmacy revenues)	—	—	(155)	(204)	—	—
(Gain) on sale of business	—	—	(3,217)	(4,203)	—	—
Total impact from special items	$279	$451	$(2,850)	$(3,726)	$630	$810

Summarized segment financial information was as follows:

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2021
Revenues from external customers	$127,692	$41,378	$3,459	$—	$172,529
Inter-segment revenues	4,203	2,271	—	(6,474)
Net investment income	17	1,003	530	(1)	1,549
Total revenues	131,912	44,652	3,989	(6,475)	174,078
Net realized investment results from certain equity method investments	—	—	—	—	—
Adjusted revenues	$131,912	$44,652	$3,989	$(6,475)	$174,078
Depreciation and amortization	$2,316	$551	$52	$4	$2,923
Income (loss) before taxes	$3,908	$3,812	$852	$(1,790)	$6,782
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(31)	(3)	(24)	—	(58)
Net realized investment (gains) losses (1)	4	(247)	47	—	(196)
Amortization of acquired intangible assets	1,937	47	14	—	1,998
Special items
Charge for organizational efficiency plan	—	—	—	168	168
Debt extinguishment costs	—	—	—	141	141
Integration and transaction-related (benefits) costs	—	—	—	169	169
(Benefits) charges associated with litigation matters	—	—	—	(27)	(27)
Pre-tax adjusted income (loss) from operations	$5,818	$3,609	$889	$(1,339)	$8,977

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2020
Revenues from external customers	$112,647	$38,826	$7,684	$—	$159,157
Inter-segment revenues	3,655	1,966	23	(5,644)
Net investment income	32	473	739	—	1,244
Total revenues	116,334	41,265	8,446	(5,644)	160,401
Net realized investment results from certain equity method investments	—	(130)	—	—	(130)
Special item related to contractual adjustment for a former client	(204)	—	—	—	(204)
Adjusted revenues	$116,130	$41,135	$8,446	$(5,644)	$160,067
Depreciation and amortization	$2,248	$458	$71	$25	$2,802
Income (loss) before taxes	$3,684	$4,291	$5,227	$(2,334)	$10,868
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(17)	(1)	(19)	—	(37)
Net realized investment (gains) losses (1)	(17)	(202)	(60)	—	(279)
Amortization of acquired intangible assets	1,917	44	21	—	1,982
Special items
Charge for organizational efficiency plan	—	—	—	31	31
Debt extinguishment costs	—	—	—	199	199
Integration and transaction-related (benefits) costs	—	—	—	527	527
(Benefits) charges associated with litigation matters	—	—	—	25	25
Risk corridors recovery	—	(101)	—	—	(101)
Contractual adjustment for a former client	(204)	—	—	—	(204)
(Gain) on sale of business	—	—	(4,203)	—	(4,203)
Pre-tax adjusted income (loss) from operations	$5,363	$4,031	$966	$(1,552)	$8,808
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2019
Revenues from external customers	$107,354	$37,455	$7,367	$—	$152,176
Inter-segment revenues	2,380	1,168	26	(3,574)
Net investment income (loss)	60	510	822	(2)	1,390
Total revenues	109,794	39,133	8,215	(3,576)	153,566
Revenue contributions from transitioning clients	(13,347)	—	—	—	(13,347)
Net realized investment results from certain equity method investments	—	(44)	—	—	(44)
Adjusted revenues	$96,447	$39,089	$8,215	$(3,576)	$140,175
Depreciation and amortization	$3,071	$492	$85	$3	$3,651
Income (loss) before taxes	$3,983	$4,071	$1,180	$(2,664)	$6,570
Pre-tax adjustments to reconcile to adjusted income from operations
Adjustment for transitioning clients	(1,726)	—	—	—	(1,726)
(Income) attributable to noncontrolling interests	(4)	—	(16)	—	(20)
Net realized investment (gains) losses (1)	—	(159)	(62)	—	(221)
Amortization of acquired intangible assets	2,839	81	29	—	2,949
Special items
Charge for organizational efficiency plan	—	—	—	207	207
Integration and transaction-related (benefits) costs	—	—	—	552	552
(Benefits) charges associated with litigation matters	—	(30)	—	81	51
Pre-tax adjusted income (loss) from operations	$5,092	$3,963	$1,131	$(1,824)	$8,362
(1) Includes the Company's share of certain realized investment gains (losses) of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type for the year ended December 31:

(In millions)	2021	2020	2019
Products (Pharmacy revenues) (ASC 606)
Network revenues	$64,992	$56,365	$51,430
Home delivery and specialty revenues	54,391	49,906	49,226
Other	6,428	5,403	4,900
Intercompany eliminations	(4,398)	(3,905)	(2,457)
Total pharmacy revenues	121,413	107,769	103,099
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial
Insured	14,315	13,389	12,523
Stop loss	4,868	4,614	4,328
Other	1,290	1,135	1,040
U.S. Government
Medicare Advantage	8,362	7,565	6,314
Medicare Part D	1,499	1,593	1,699
Other	4,815	4,301	4,185
International Health	2,588	2,472	2,382
Total Cigna Healthcare	37,737	35,069	32,471
International businesses held for sale	3,205	3,039	2,884
Domestic disability, life and accident	—	4,423	4,225
Other	221	124	147
Intercompany eliminations	(9)	(28)	(13)
Total premiums	41,154	42,627	39,714
Services (Fees) (ASC 606)
Evernorth	6,070	4,611	4,165
Cigna Healthcare	5,743	5,491	6,022
Other Operations	19	116	123
Other revenues	197	254	157
Intercompany eliminations	(2,067)	(1,711)	(1,104)
Total fees and other revenues	9,962	8,761	9,363
Total revenues from external customers	$172,529	$159,157	$152,176

Foreign and U.S. revenues from external customers for the three years ended December 31 are shown below. The Company's foreign revenues are generated by its foreign operating entities. In the periods shown, no foreign country contributed more than 2% of consolidated revenues from external customers.

(In millions)	2021	2020	2019
United States	$166,626	$154,042	$147,332
Foreign countries (1)	5,903	5,115	4,844
Total	$172,529	$159,157	$152,176
(1) International life, accident and supplemental benefits businesses in seven countries to be sold pursuant to the Chubb Transaction as described in Note 1 comprised of $3.2 billion, $3.1 billion and $2.9 billion in 2021, 2020 and 2019, respectively.
Revenues from U.S. Federal Government agencies, under a number of contracts, were 14% of consolidated revenues in 2021, 15% in 2020 and 14% in 2019. These amounts were reported in the Evernorth and Cigna Healthcare segments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
A.Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of Cigna's disclosure controls and procedures conducted under the supervision and with the participation of Cigna's management (including Cigna's Chief Executive Officer and Chief Financial Officer), Cigna's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to Cigna's management, including Cigna's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
B.Internal Control Over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting
Management of Cigna Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal controls were designed to provide reasonable assurance that the Company's consolidated published financial statements for external purposes were prepared in accordance with accounting principles generally accepted in the United States. The Company's internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal control over financial reporting is effective as of December 31, 2021.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located in Item 8 of this Form 10-K.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
Item 9B. OTHER INFORMATION
Effective as of February 22, 2022, the Board of Directors of the Company adopted restated by-laws (the “By-Laws”) in order to make certain clarifications and ministerial changes relating to the responsibilities of the Chair of the Board.
The foregoing summary does not purport to be a complete description of the By-Laws and is qualified in its entirety by reference to the complete text of the By-Laws, a copy of which is filed herewith as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference in this Item 9B.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
 Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.Directors of the Registrant
The information under the captions "Corporate Governance Matters – Board of Directors' Nominees" and "– Board Meetings and Committees" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2022 annual meeting of shareholders is incorporated herein by reference.
B.Executive Officers of the Registrant
See Part I – "Information about our Executive Officers" in this Form 10-K.
C.Code of Ethics and Other Corporate Governance Disclosures
The information under the caption "Corporate Governance Matters – Codes of Ethics" in Cigna's definitive proxy statement related to the 2022 annual meeting of shareholders is incorporated herein by reference. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics or our Director Code of Business Conduct and Ethics.
D.Delinquent Section 16(a) Reports
The information under the caption "Ownership of Cigna Common Stock – Delinquent Section 16(a) Reports", if included in Cigna's definitive proxy statement related to the 2022 annual meeting of shareholders, is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Certain Transactions – Compensation Committee Interlocks and Inside Participation," "Compensation Matters – Compensation Discussion and Analysis," "– Report of the People Resources Committee" and "– Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2022 annual meeting of shareholders is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding Cigna's equity compensation plans as of December 31, 2021:

	(a) (1)	(b) (2)	(c) (3)
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	10,348,718	$169.47	19,105,282
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	10,348,718	$169.47	19,105,282
(1)Includes, in addition to outstanding stock options:
(i) 78,070 restricted stock units, 61,201 deferred shares and 1,719,282 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan, the Cigna Corporation Stock Plan and the Cigna Corporation Director Equity Plan; and
(ii) 545,035 shares of common stock underlying stock option awards granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 892,421 shares of common stock underlying stock option awards granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, 530,092 shares of common stock underlying stock option awards granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan and 13,798 shares of common stock underlying stock option awards granted under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan that were all approved by the applicable company's shareholders before Cigna's acquisition of Express Scripts in December 2018.

(2)The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of Express Scripts, in aggregate, have a weighted-average exercise price of $148.00. Excluding the assumed options from this acquisition results in a weighted-average exercise price of $176.00.
(3)Represents 19,105,282 shares of common stock available as of the close of business December 31, 2021 for future issuance under the Cigna Long-Term Incentive Plan. No further grants may be made and no shares remain available for future issuance under any plan other than the Cigna Long-Term Incentive Plan.
The information under the captions "Ownership of Cigna Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of Cigna Common Stock – Stock Held by Certain Beneficial Owners" in Cigna's definitive proxy statement related to the 2022 annual meeting of shareholders is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions "Corporate Governance Matters – Director Independence" and "– Certain Transactions" in Cigna's definitive proxy statement related to the 2022 annual meeting of shareholders is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and "– Fees to Independent Registered Public Accounting Firm" in Cigna’s definitive proxy statement related to the 2022 annual meeting of shareholders is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following Financial Statements can be found under Part II Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm. (Public Company Accounting Oversight Board ID: 238)
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
Consolidated Balance Sheets as of December 31, 2021 and 2020.
Consolidated Statements of Changes in Total Equity for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
Notes to the Consolidated Financial Statements.
(2)The financial statement schedules listed in the Index to Financial Statement Schedules on page FS-1 which list is incorporated herein.
(3)Set forth in this Item 15 is a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)The exhibits listed in the accompanying "Index to Exhibits" in this Item 15 are filed or incorporated by reference as part of this Annual Report on Form 10-K.
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
Filed by CHC as Exhibit 2.1 to the Current Report on Form 8-K on July 2, 2018 and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation of the registrant as last amended December 20, 2018	Filed by the registrant as Exhibit 3.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the registrant as last amended February 22, 2022	Filed herewith.
4.1(a)	Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(b)	Supplemental Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.2 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture dated as of December 20, 2018, by and among Express Scripts Holding Company, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.7 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.1(d)
Third Supplemental Indenture, dated as of October 11, 2019, by and among Cigna Corporation, as the Issuer, Cigna Holding Company and Express Scripts Holding Company, each as guarantors, and U.S. Bank, National Association, as trustee
Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.1(e)	Fourth Supplemental Indenture, dated as of March 16, 2020, between Cigna Corporation and U.S. Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 16, 2020 and incorporated herein by reference.
4.1(f)	Fifth Supplemental Indenture, dated as of March 3, 2021, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.
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
Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.8	Description of Securities	Filed by the registrant as Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
Exhibits 10.1 through 10.37 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1(a)	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021 (the "Cigna LTIP")	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2021 and incorporated herein by reference.
10.1(b)	Form of Cigna LTIP: Nonqualified Stock Option and Grant Letter	Filed by CHC as Exhibit 10.21 to Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.1(c)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.2 to Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.1(e)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.1(f)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(g)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(h)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(i)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(j)	Form of Cigna Stock Unit Plan: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(k)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.

10.1(l)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(m)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(n)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(o)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(p)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(q)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(r)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(s)	Form of Cigna LTIP: Covenant Agreement	Filed by the registrant as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2	Cigna Corporation Stock Plan, as amended through July 2000	Filed by CHC as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.3	Cigna Stock Unit Plan, as amended and restated effective February 22, 2017	Filed by CHC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and incorporated herein by reference.
10.4(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the "ESRX LTIP")	Filed by ESRX as Appendix A to ESRX's Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.4(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.4(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.5(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the "ESI LTIP")	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.

10.5(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.
10.5(c)	Form of Stock Option Grant Notice used with respect to certain grants of stock options by Express Scripts Holding Company prior to 2013 under the ESI LTIP	Filed by ESRX as Exhibit 10.14 to the Current Report on Form 8-K on April 2, 2012 and incorporated herein by reference.
10.5(d)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.6(a)	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012)	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.6(b)	Form of terms and conditions for director stock option and restricted stock unit awards	Filed by Medco Health Solutions, Inc. as Exhibit 10.2 to the Current Report on Form 8-K on February 8, 2005 and incorporated herein by reference.
10.7	Accredo Health, Incorporated 2002 Long-Term Incentive Plan	Filed by the registrant as Exhibit 4.12 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.8	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.9	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.10	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.11	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.12(a)	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.12(b)	Amendment No. 1 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.12(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.12(c)	Amendment No. 2 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference.
10.13(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.13(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.13(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.14(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.14(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.15(a)	Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.15(b)	Amendment No. 1 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.15(c)	Amendment No. 2 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(c) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.15(d)	Amendment No. 3 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(d) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.16	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.17(a)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2022	Filed herewith.
10.17(b)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective April 1, 2022	Filed herewith.
10.18	Cigna Corporation Director Equity Plan, as amended December 4, 2020	Filed by the registrant as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.19	Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed by CHC as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.20	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.21	Form of Indemnification Agreement with Express Scripts Holding Company's executive officers and former members of the Express Scripts Holding Company's board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.22	Cigna Executive Severance Benefits Plan as amended and restated effective December 21, 2020	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on October 30, 2020 and incorporated herein by reference.
10.23	Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed by CHC as Exhibit 10.10 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.24	Cigna Executive Incentive Plan amended and restated as of January 1, 2012	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.25	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.26	Offer Letter for Eric P. Palmer dated June 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on June 19, 2017 and incorporated herein by reference.
10.27	Nicole Jones' Offer of Employment dated April 27, 2011	Filed by CHC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.28	Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed by CHC as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.29	Promotion Letter for Jason Sadler dated June 2, 2014	Filed by CHC as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.30(a)	Retention Agreement by and between Cigna Corporation and Mr. Timothy Wentworth, dated as of May 12, 2018	Filed by the registrant as Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-4 (No. 333-224960) on June 20, 2018 and incorporated herein by reference.
10.30(b)	Executive Retirement Agreement by and between Cigna Corporation and Mr. Timothy Wentworth, dated as of November 3, 2021	Filed herewith.
10.30(c)	Advisory Services Agreement by and between Cigna Corporation and Mr. Timothy Wentworth, dated as of November 3, 2021	Filed herewith.
10.31	Express Scripts Holding Company Executive Employment Agreement with Mr. Timothy Wentworth, dated May 4, 2016	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.32	Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed by CHC as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.33	Retention Agreement between the Cigna Corporation and Steven B. Miller dated October 9, 2018	Filed by the registrant as Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.
10.34	Agreement and Release between the Company and Matthew G. Manders dated October 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on October 18, 2017 and incorporated herein by reference.
10.35	Offer letter for Eric Palmer dated December 6, 2020	Filed by the registrant as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.36(a)	Offer letter for Matthew Manders dated December 6, 2020	Filed by the registrant as Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.36(b)	Executive Retirement Agreement by and between Cigna Corporation and Matthew Manders, dated November 3, 2021	Filed herewith.
10.36(c)	Advisory Services Agreement by and between Cigna Corporation and Matthew Manders, dated November 3, 2021	Filed herewith.

10.37	Offer letter for Brian Evanko dated December 6, 2020	Filed by the registrant as Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.38
Revolving Credit and Letter of Credit Agreement, dated as of April 29, 2021, with the banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD and Wells FargoSecurities, LLC, as joint lead arrangers and joint bookrunners
Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 30, 2021 and incorporated herein by reference.
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
Filed by CHC as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	The following materials from Cigna Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I and II.	Filed herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs at the date they were made or at any other time.
Item 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2022

CIGNA CORPORATION

By:	/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2022.

Signature	Title

/s/ David M. Cordani
David M. Cordani	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
/s/ Brian C. Evanko
Brian C. Evanko	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Mary T. Agoglia Hoeltzel
Mary T. Agoglia Hoeltzel	Senior Vice President, Tax and Chief Accounting Officer
(Principal Accounting Officer)
/s/ William J. DeLaney
William J. DeLaney	Director

/s/ Eric J. Foss
Eric J. Foss	Director

/s/ Elder Granger, M.D.
Elder Granger, M.D.	Director

/s/ Neesha Hathi
Neesha Hathi	Director

/s/ George Kurian
George Kurian	Director

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director

/s/ Mark McClellan, M.D.
Mark McClellan, M.D.	Director

/s/ John M. Partridge
John M. Partridge	Director

/s/ Kimberly A. Ross
Kimberly A. Ross	Director

/s/ Eric C. Wiseman
Eric C. Wiseman	Lead Independent Director

/s/ Donna F. Zarcone
Donna F. Zarcone	Director

CIGNA CORPORATION AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

PAGE
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules		FS-2

Schedules
I	Condensed Financial Information of Cigna Corporation (Registrant)	FS-3
	Statements of Income for the Years Ended December 31, 2021, 2020 and 2019	FS-3
	Balance Sheets as of December 31, 2021 and 2020	FS-4
	Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	FS-5
	Notes to Condensed Financial Statements	FS-6
II	Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019	FS-8
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements referred to in our report dated February 24, 2022 appearing in the 2021 Annual Report to Shareholders of Cigna Corporation (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 24, 2022

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF INCOME

	For the years ended
	December 31,
(In millions)	2021	2020	2019
Revenues
Net investment income	$—	$1	$—
Intercompany interest income	471	475	6
Total revenues	471	476	6
Operating expenses
Selling, general and administrative expenses	8	4	(85)
Total operating expenses	8	4	(85)
Income from operations	463	472	91
Interest and other (expense)	(1,197)	(1,324)	(1,032)
Intercompany interest (expense)	(13)	(48)	(127)
Debt extinguishment costs	(131)	(171)	—
Loss before income taxes	(878)	(1,071)	(1,068)
Income tax (benefit)	(180)	(234)	(251)
Loss of Parent Company	(698)	(837)	(817)
Equity in income of subsidiaries	6,063	9,295	5,921
Shareholders' net income	5,365	8,458	5,104
Shareholders' other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	(215)	(75)	957
Net translation (losses) gains of foreign currencies	(218)	260	(54)
Postretirement benefits liability adjustment	410	(105)	(133)
Shareholders' other comprehensive income (loss), net of tax	(23)	80	770
Shareholders' comprehensive income	$5,342	$8,538	$5,874
 See Notes to Financial Statements on the following pages.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
BALANCE SHEETS

	As of December 31,
(In millions)	2021	2020
Assets
Cash and cash equivalents	$33	$4,157
Short-term investments	99	49
Other current assets	9	4
Total current assets	141	4,210
Intercompany receivable	8,962	1,666
Investments in subsidiaries	70,896	76,040
Other noncurrent assets	17	22
TOTAL ASSETS	$80,016	$81,938
Liabilities
Short-term debt	$2,453	$3,278
Other current liabilities	775	616
Total current liabilities	3,228	3,894
Intercompany payable	5	5
Long-term debt	29,671	27,718
TOTAL LIABILITIES	32,904	31,617
Shareholders' Equity
Common stock (shares issued, 394 and 390; authorized, 600)	4	4
Additional paid-in capital	29,574	28,975
Accumulated other comprehensive loss	(884)	(861)
Retained earnings	32,593	28,575
Less treasury stock, at cost	(14,175)	(6,372)
TOTAL SHAREHOLDERS' EQUITY	47,112	50,321
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$80,016	$81,938
See Notes to Financial Statements on the following pages.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF CIGNA CORPORATION
(REGISTRANT)
STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
(In millions)	2021	2020	2019
Cash Flows from Operating Activities
Shareholders' net income	$5,365	$8,458	$5,104
Adjustments to reconcile shareholders' net income
to net cash provided by operating activities
Equity in income of subsidiaries	(6,063)	(9,295)	(5,921)
Debt extinguishment costs	131	171	—
Dividends received from subsidiaries	2,751	8,627	2,457
Other liabilities	184	112	43
Other, net	414	500	20
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,782	8,573	1,703
Cash Flows from Investing Activities
Net change in loans due to (from) affiliates	(1,007)	(265)	—
Short-term investment purchased, net	(50)	(19)	(30)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,057)	(284)	(30)
Cash Flows from Financing Activities
Net change in amounts due to affiliates	2,062	2,262	2,015
Proceeds on issuance of commercial paper	997	86	944
Payments for debt extinguishment	(126)	(181)	—
Repayment of long-term debt	(4,199)	(5,996)	(3,002)
Net proceeds on issuance of long-term debt	4,260	3,465	—
Issuance of common stock	326	376	224
Common dividends paid	(1,341)	(15)	(15)
Repurchase of common stock	(7,742)	(4,042)	(1,987)
Tax withholding on stock compensation and other	(86)	(87)	(82)
Other	—	—	(13)
NET CASH (USED IN) FINANCING ACTIVITIES	(5,849)	(4,132)	(1,916)
Net (decrease) increase in cash and cash equivalents	(4,124)	4,157	(243)
Cash and cash equivalents, beginning of year	4,157	—	243
Cash and cash equivalents, end of year	$33	$4,157	$—
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
Note 1 — For purposes of these condensed financial statements, Cigna Corporation's (the "Company") wholly-owned and majority-owned subsidiaries are recorded using the equity method of accounting.
Note 2 — See Note 7 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of Cigna Corporation and its subsidiaries.
Debt Issuance and Redemption. In order to decrease future interest expense and reduce future refinancing risk, the Company entered into the following transactions during 2021:
•Debt issuance: On March 3, 2021, the Company issued $4.3 billion of new senior notes. The proceeds of this issuance were mainly used to redeem outstanding debt securities. The remaining proceeds are available for general corporate purposes. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$500 million (1)	March 15, 2024	0.613%	$499 million
$800 million (2)	March 15, 2026	1.250%	$797 million
$1,500 million (3)	March 15, 2031	2.375%	$1,492 million
$1,500 million (4)	March 15, 2051	3.400%	$1,479 million
(1) Redeemable at any time discounted at the U.S. Treasury rate plus 7.5 basis points. Redeemable at par on or after March 15, 2022.
(2) Redeemable at any time discounted at the U.S. Treasury rate plus 10 basis points. Redeemable at par on or after February 15, 2026.
(3) Redeemable at any time discounted at the U.S. Treasury rate plus 15 basis points. Redeemable at par on or after December 15, 2030.
(4) Redeemable at any time discounted at the U.S. Treasury rate plus 20 basis points. Redeemable at par on or after September 15, 2050.

•Debt redemption: During 2021, the Company completed the redemption of a total of $4.2 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $131 million ($101 million after-tax), consisting primarily of premium payments.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2021, there were no outstanding balances under these revolving credit agreements.
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
Additionally, in April 2021, Cigna entered into a $1.0 billion 364-day revolving credit agreement that will mature in April 2022 and is diversified among 23 banks. This agreement replaced the prior $1.0 billion 364-day revolving credit agreement that was scheduled to expire in October 2021. Pursuant to this revolving credit agreement, Cigna can borrow up to $1.0 billion for general corporate purposes. The agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the five-year facility, the three-year facility and the 364-day facility include an option to increase commitments in an aggregate amount of up to $1.5 billion across all three facilities. Each of the three facilities also contain customary covenants and restrictions including a financial covenant that the Company's leverage ratio, as defined in the credit agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper average interest rate was 0.26% at December 31, 2021.
The Company was in compliance with its debt covenants as of December 31, 2021.
Maturity of the Company's long-term debt is as follows:

(In millions)
2022	$430
2023	$2,754
2024	$1,214
2025	$2,957
2026	$2,034
Maturities after 2026	$20,947
Note 3 — Intercompany receivables of the Company consist primarily of net amounts due from Express Scripts Holdings of $7.8 billion as of December 31, 2021 and $1.4 billion (consisting of an $8.2 billion receivable offset by a $6.8 billion payable) as of December 31, 2020. Interest income on the receivable was accrued at an annual fixed rate of 5.50%. Interest expense on the payable was accrued at an average rate of 0.20% in 2021.
Note 4 — The Company had guarantees of approximately $86 million as of December 31, 2021. These guarantees are primarily related to outstanding letters of credit. In 2021, no payments have been made on these guarantees.

CIGNA CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions	Balance at end of year
Description
2021
Investment asset valuation reserves
Available-for-sale debt securities	$26	$29	$—	$(32)	$23
Commercial mortgage loans	$6	$—	$—	$—	$6
Accounts receivable, net	$156	$54	$—	$(84)	$126
Deferred tax asset valuation allowance	$207	$23	$16	$—	$246
Reinsurance recoverables	$32	$(2)	$—	$—	$30
2020
Investment asset valuation reserves
Available-for-sale debt securities	$—	$82	$—	$(56)	$26
Commercial mortgage loans (1)	$—	$(1)	$7	$—	$6
Accounts receivable, net	$252	$(50)	$(12)	$(34)	$156
Deferred tax asset valuation allowance	$196	$10	$1	$—	$207
Reinsurance recoverables (2)	$2	$(1)	$31	$—	$32
2019
Accounts receivable, net	$217	$51	$—	$(16)	$252
Deferred tax asset valuation allowance	$199	$(6)	$3	$—	$196
Reinsurance recoverables	$2	$—	$—	$—	$2
(1) The Company recorded an additional allowance of $7 million on January 1, 2020 upon the adoption of ASU 2016-13.
(2) The Company recorded an additional allowance of $31 million on January 1, 2020 upon the adoption of ASU 2016-13.