Form 10-Q
period 2022-03-31
Cigna Corp
filed 2022-05-06
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
(860) 226-6000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	CI	New York Stock Exchange, Inc.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 29, 2022, 317,273,452 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, "Cigna" or the "Company" refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
a

Cigna Corporation Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Revenues
Pharmacy revenues	$30,697	$28,025
Premiums	10,356	10,214
Fees and other revenues	2,538	2,341
Net investment income	414	391
TOTAL REVENUES	44,005	40,971
Benefits and expenses
Pharmacy and other service costs	29,813	27,235
Medical costs and other benefit expenses	8,268	8,005
Selling, general and administrative expenses	3,299	3,279
Amortization of acquired intangible assets	458	495
TOTAL BENEFITS AND EXPENSES	41,838	39,014
Income from operations	2,167	1,957
Interest expense and other	(299)	(314)
Debt extinguishment costs	—	(131)
Net realized investment gains (losses)	(319)	1
Income before income taxes	1,549	1,513
TOTAL INCOME TAXES	351	342
Net income	1,198	1,171
Less: Net income attributable to noncontrolling interests	15	10
SHAREHOLDERS' NET INCOME	$1,183	$1,161
Shareholders' net income per share
Basic	$3.71	$3.33
Diluted	$3.68	$3.30
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$1,198	$1,171
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(560)	(273)
Net translation gains (losses) on foreign currencies	(63)	(119)
Postretirement benefits liability adjustment	13	18
Other comprehensive (loss), net of tax	(610)	(374)
Total comprehensive income	588	797

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	3	5
Net income attributable to other noncontrolling interests	12	5
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(2)	(4)
Total comprehensive income attributable to noncontrolling interests	13	6
SHAREHOLDERS' COMPREHENSIVE INCOME	$575	$791
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
	As of March 31,	As of December 31,
(In millions)	2022	2021
Assets
Cash and cash equivalents	$4,424	$5,081
Investments	731	920
Accounts receivable, net	16,003	15,071
Inventories	3,500	3,722
Other current assets	1,042	1,283
Assets of businesses held for sale	9,693	10,057
Total current assets	35,393	36,134
Long-term investments	17,693	18,438
Reinsurance recoverables	4,937	4,970
Deferred policy acquisition costs	719	677
Property and equipment	3,661	3,692
Goodwill	45,804	45,811
Other intangible assets	33,714	34,102
Other assets	2,541	2,728
Separate account assets	8,148	8,337
TOTAL ASSETS	$152,610	$154,889
Liabilities
Current insurance and contractholder liabilities	$5,673	$5,318
Pharmacy and other service costs payable	15,235	15,309
Accounts payable	6,632	6,655
Accrued expenses and other liabilities	7,833	7,322
Short-term debt	2,173	2,545
Liabilities of businesses held for sale	6,116	6,423
Total current liabilities	43,662	43,572
Non-current insurance and contractholder liabilities	12,167	12,563
Deferred tax liabilities, net	8,110	8,346
Other non-current liabilities	3,346	3,762
Long-term debt	31,013	31,125
Separate account liabilities	8,148	8,337
TOTAL LIABILITIES	106,446	107,705
Contingencies — Note 18
Redeemable noncontrolling interests	55	54
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	29,736	29,574
Accumulated other comprehensive loss	(1,492)	(884)
Retained earnings	33,420	32,593
Less: Treasury stock, at cost	(15,581)	(14,175)
TOTAL SHAREHOLDERS' EQUITY	46,087	47,112
Other noncontrolling interests	22	18
Total equity	46,109	47,130
Total liabilities and equity	$152,610	$154,889
(1) Par value per share, $0.01; shares issued, 396 million as of March 31, 2022 and 394 million as of December 31, 2021; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2022
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021	$4	$29,574	$(884)	$32,593	$(14,175)	$47,112	$18	$47,130	$54
Effect of issuing stock for employee benefit plans		162			(72)	90		90
Other comprehensive (loss)			(608)			(608)		(608)	(2)
Net income				1,183		1,183	12	1,195	3
Common dividends declared (per share: $1.12)				(356)		(356)		(356)
Repurchase of common stock					(1,334)	(1,334)		(1,334)
Other transactions impacting noncontrolling interests		—				—	(8)	(8)	—
Balance at March 31, 2022	$4	$29,736	$(1,492)	$33,420	$(15,581)	$46,087	$22	$46,109	$55

Three Months Ended March 31, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		279			(87)	192		192
Other comprehensive (loss)			(370)			(370)		(370)	(4)
Net income				1,161		1,161	5	1,166	5
Common dividends declared (per share: $1.00)				(347)		(347)		(347)
Repurchase of common stock					(2,808)	(2,808)		(2,808)
Other transactions impacting noncontrolling interests							(6)	(6)	—
Balance at March 31, 2021	$4	$29,254	$(1,231)	$29,389	$(9,267)	$48,149	$6	$48,155	$59
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net income	$1,198	$1,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717	715
Realized investment (gains) losses, net	319	(1)
Deferred income tax (benefit)	(138)	(35)
Debt extinguishment costs	—	131
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(983)	(1,420)
Inventories	222	247
Deferred policy acquisition costs	(41)	(60)
Reinsurance recoverable and Other assets	443	40
Insurance liabilities	396	443
Pharmacy and other service costs payable	(74)	415
Accounts payable and Accrued expenses and other liabilities	34	(637)
Other, net	(63)	84
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,030	1,093
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	757	378
Investment maturities and repayments:
Debt securities and equity securities	456	328
Commercial mortgage loans	65	72
Other sales, maturities and repayments (primarily short-term and other long-term investments)	479	364
Investments purchased or originated:
Debt securities and equity securities	(1,246)	(980)
Commercial mortgage loans	(59)	—
Other (primarily short-term and other long-term investments)	(425)	(637)
Property and equipment purchases, net	(288)	(242)
Divestiture, net of cash sold	(57)	—
Other, net	(6)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(324)	(717)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	43	47
Withdrawals and benefit payments from contractholder deposit funds	(49)	(35)
Net change in short-term debt	(463)	(1,030)
Payments for debt extinguishment	—	(126)
Repayment of long-term debt	—	(4,199)
Net proceeds on issuance of long-term debt	—	4,262
Repurchase of common stock	(1,368)	(2,794)
Issuance of common stock	93	204
Common stock dividend paid	(357)	(345)
Other, net	(70)	(35)
NET CASH (USED IN) FINANCING ACTIVITIES	(2,171)	(4,051)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(23)	(26)
Net (decrease) in cash, cash equivalents and restricted cash	(488)	(3,701)
Cash, cash equivalents and restricted cash January 1, (1)	5,548	10,245
Cash, cash equivalents and restricted cash, March 31,	5,060	6,544
Cash and cash equivalents reclassified to Assets of businesses held for sale	(591)	—
Cash, cash equivalents and restricted cash March 31, per Consolidated Balance Sheets (2)	$4,469	$6,544
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$43	$122
Interest paid	$308	$331
(1) Includes $425 million reported in Assets of businesses held for sale as of January 1, 2022.
(2) Restricted cash and cash equivalents were reported in Other long-term investments as of March 31, 2022 and March 31, 2021.
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
Details of the Company's reporting segments and recent changes are provided below:
We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in several countries to Chubb INA Holdings, Inc. ("Chubb"). As of March 31, 2022, we now expect to sell our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for $5.72 billion in cash (the "Chubb Transaction"); we no longer expect to sell our interest in a joint venture in Turkey as part of the Chubb Transaction. See Note 5 for further information on the classification of these businesses as held for sale. In connection with the pending Chubb Transaction, we revised our business reporting structure. As such, we adjusted our segment reporting effective in the fourth quarter of 2021 and segment results for the three months ended March 31, 2021 have been restated to conform to the new segment presentation (see Note 19).

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
•Our interest in a joint venture in Turkey.
•Exiting businesses:
•International Life, Accident and Supplemental Benefits Businesses in six countries to be sold pursuant to the Chubb Transaction.
•Run-off businesses:
•Reinsurance: predominantly comprised of guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013.
•Settlement Annuity and other businesses in run-off.
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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2021 Annual Report on Form 10-K ("2021 Form 10-K"). The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, competitive and other market conditions, as well as COVID-19 related impacts, call for caution in estimating full-year results based on interim results of operations.

Recent Accounting Pronouncements
There were no new accounting standards adopted as of March 31, 2022 that had a material impact on our financial statements. There are no accounting pronouncements not yet adopted, with the exception of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts ("LDTI") that are expected to impact Cigna's operations or our financial statements. Refer to the Company's 2021 Form 10-K for discussion of the LDTI standard and related expected effects to Cigna. We continue to make progress on our LDTI implementation plan and are on track for the January 1, 2023 adoption date.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	March 31, 2022	December 31, 2021
Noninsurance customer receivables	$7,200	$6,274
Pharmaceutical manufacturers receivables	5,805	5,463
Insurance customer receivables	2,647	2,932
Other receivables	399	456
Total	16,051	15,125
Accounts receivable, net classified as Assets of businesses held for sale	(48)	(54)
Accounts receivable, net per Consolidated Balance Sheets	$16,003	$15,071

These receivables are reported net of our allowances of $1.5 billion as of March 31, 2022 and $1.4 billion as of December 31, 2021. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $65 million as of March 31, 2022 and $60 million as of December 31, 2021.

Note 4 – Mergers, Acquisitions and Divestitures

A.Acquisition of MDLIVE

On April 19, 2021, Cigna acquired 97% of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform. Combined with Cigna's previously held equity investment, Cigna now owns 100% of MDLIVE. The Company's 2021 Form 10-K includes detailed disclosures of merger consideration, purchase price allocation and intangible assets identified in this transaction. In accordance with GAAP, the total consideration transferred has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values and is now finalized as of March 31, 2022. For the three months ended March 31, 2022, there were immaterial changes to the purchase price allocation.

The results of MDLIVE have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues from MDLIVE and their results of operations were not material to Cigna's consolidated results of operations for the three months ended March 31, 2022. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
B.Integration and Transaction-related Costs
The Company incurred costs related to the acquisition of MDLIVE, the sale of the U.S. Group Disability and Life business and the terminated merger with Anthem, Inc. ("Anthem"). In the first three months of 2022, the Company also incurred costs related to the pending Chubb Transaction (see Note 5 for further information on assets and liabilities of businesses held for sale). These costs were $52 million pre-tax ($37 million after-tax) for the three months ended March 31, 2022 and $29 million pre-tax ($22 million after-tax) for the three months ended March 31, 2021. These costs consisted primarily of certain projects to integrate or separate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.
Note 5 – Assets and Liabilities of Businesses Held for Sale

We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in several countries to Chubb. As of March 31, 2022, we now expect to sell our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for $5.72 billion in cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of these businesses in the second quarter of 2022. The Company has aggregated and classified the assets and liabilities of these businesses as held for sale in our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021. The assets and liabilities of our interest in a joint venture in Turkey were classified as held for sale in our Consolidated Balance Sheet as of December 31, 2021; however, we no longer expect to sell this business to Chubb and the assets and liabilities are no longer classified as held for sale.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$591	$406
Investments	4,771	5,109
Deferred policy acquisition costs	2,717	2,755
Separate account assets	718	878
Goodwill, other intangible assets and all other assets	896	909
Total assets of businesses held for sale	9,693	10,057
Insurance and contractholder liabilities	4,562	4,644
Accounts payable, accrued expenses and other liabilities	436	452
Deferred tax liabilities, net	400	449
Separate account liabilities	718	878
Total liabilities of businesses held for sale	$6,116	$6,423
The held for sale businesses reported Gross unrealized (depreciation) appreciation on securities and derivatives of $(33) million and $137 million and Gross cumulative translation losses on foreign currencies of $160 million and $209 million on our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively.

Note 6 – Earnings Per Share ("EPS")

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2022			March 31, 2021
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,183		$1,183	$1,161		$1,161
Shares:
Weighted average	318,487		318,487	348,248		348,248
Common stock equivalents		2,795	2,795		3,728	3,728
Total shares	318,487	2,795	321,282	348,248	3,728	351,976
EPS	$3.71	$(0.03)	$3.68	$3.33	$(0.03)	$3.30

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In millions)	2022	2021
Anti-dilutive options	2.8	1.5

The Company held approximately 77.3 million shares of common stock in treasury at March 31, 2022, 71.2 million shares as of December 31, 2021 and 48.7 million shares as of March 31, 2021.

Note 7 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	March 31, 2022	December 31, 2021
Short-term debt
Commercial paper	$1,570	$2,027
$500 million, 3.05% Notes due 11/2022	496	495
$17 million, 8.3% Notes due 1/2023	17	—
$63 million, 7.65% Notes due 3/2023	63	—
Other, including finance leases	27	23
Total short-term debt	$2,173	$2,545
Long-term debt
$17 million, 8.3% Notes due 2023	$—	$17
$63 million, 7.65% Notes due 2023	—	63
$700 million, Floating Rate Notes due 2023	699	699
$1,000 million, 3% Notes due 2023	987	985
$1,187 million, 3.75% Notes due 2023	1,185	1,185
$500 million, 0.613% Notes due 2024	499	498
$1,000 million, 3.5% Notes due 2024	985	983
$900 million, 3.25% Notes due 2025	897	897
$2,200 million, 4.125% Notes due 2025	2,193	2,193
$1,500 million, 4.5% Notes due 2026	1,504	1,504
$800 million, 1.25% Notes due 2026	797	796
$1,500 million, 3.4% Notes due 2027	1,426	1,423
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	596	596
$3,800 million, 4.375% Notes due 2028	3,783	3,782
$1,500 million, 2.4% Notes due 2030	1,491	1,490
$1,500 million, 2.375% Notes due 2031 (1)	1,448	1,500
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,192	2,192
$750 million, 3.2% Notes due 2040	743	743
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	488	490
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,465	1,465
$1,000 million, 3.875% Notes due 2047	989	988
$3,000 million, 4.9% Notes due 2048	2,968	2,967
$1,250 million, 3.4% Notes due 2050	1,236	1,236
$1,500 million, 3.4% Notes due 2051	1,477	1,477
Other, including finance leases	37	28
Total long-term debt	$31,013	$31,125
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
As of March 31, 2022, Cigna had a $3.0 billion five-year revolving credit and letter of credit agreement maturing in April 2026; a $1.0 billion three-year revolving credit agreement maturing in April 2024; and a $1.0 billion 364-day revolving credit agreement maturing in April 2022. There were no outstanding balances under these revolving credit agreements as of March 31, 2022.
In April 2022, Cigna entered into the following revolving credit agreements ("Credit Agreements"), which replaced the agreements discussed above:
•a $3.0 billion five-year revolving credit and letter of credit agreement that will mature in April 2027 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. Cigna can borrow up to $3.0 billion under the credit agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.

•a $1.0 billion three-year revolving credit agreement that will mature in April 2025 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. Cigna can borrow up to $1.0 billion under the credit agreement for general corporate purposes.
•a $1.0 billion 364-day revolving credit agreement that will mature in April 2023. Cigna can borrow up to $1.0 billion under the credit agreement for general corporate purposes. This agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the Credit Agreements include an option to increase commitments in an aggregate amount of up to $1.5 billion across all three facilities for a maximum total commitment of $6.5 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term secured overnight funding rate ("SOFR") plus, in each case, an applicable margin based on Cigna's senior unsecured credit ratings.

Each of the three facilities is diversified among 22 banks. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper average interest rate was 0.60% at March 31, 2022.
The Company was in compliance with its debt covenants as of March 31, 2022.

Interest expense on long-term and short-term debt was $314 million for the three months ended March 31, 2022 and $325 million for the three months ended March 31, 2021.
Note 8 – Common and Preferred Stock

Dividends
In the first quarter of 2022, Cigna declared and paid a quarterly cash dividend of $1.12 per share of Cigna common stock. In 2021, Cigna initiated and declared quarterly cash dividends of $1.00 per share of Cigna common stock.
The following table provides details of Cigna's dividend payments for the three months ended March 31:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2022
March 9, 2022	March 24, 2022	$1.12	$357
2021
March 10, 2021	March 25, 2021	$1.00	$345
On April 27, 2022, the Board of Directors declared the second quarter cash dividend of $1.12 per share of Cigna common stock to be paid on June 23, 2022 to shareholders of record on June 8, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	March 31, 2022			December 31, 2021			March 31, 2021
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$368	$6,641	$7,009	$352	$6,702	$7,054	$7,161
Future policy benefits	237	8,896	9,133	312	9,194	9,506	9,306
Unearned premiums	619	416	1,035	558	418	976	950
Unpaid claims and claim expenses
Cigna Healthcare	4,459	32	4,491	4,159	102	4,261	4,027
Other Operations	503	231	734	548	180	728	723
Total	6,186	16,216	22,402	5,929	16,596	22,525
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)	(513)	(4,049)	(4,562)	(611)	(4,033)	(4,644)
Total insurance and contractholder liabilities	$5,673	$12,167	$17,840	$5,318	$12,563	$17,881	$22,167
(1) Amounts classified as Liabilities of businesses held for sale primarily include $3.7 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of March 31, 2022 and $3.8 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of December 31, 2021.
Insurance and contractholder liabilities expected to be paid within one year are classified as current.

B.Unpaid Claims and Claim Expenses – Cigna Healthcare
This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. This liability includes amounts from the International Health businesses now reported in Cigna Healthcare following our change in segment reporting in 2021. The prior year roll forward has been updated to reflect this segment change.
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $4.2 billion at March 31, 2022 and $3.7 billion at March 31, 2021.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment for the three months ended March 31 was as follows:

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Beginning balance	$4,261	$3,695
Less: Reinsurance and other amounts recoverable	261	237
Beginning balance, net	4,000	3,458
Incurred costs related to:
Current year	8,024	7,755
Prior years	(276)	(233)
Total incurred	7,748	7,522
Paid costs related to:
Current year	4,634	4,640
Prior years	2,822	2,555
Total paid	7,456	7,195
Ending balance, net	4,292	3,785
Add: Reinsurance and other amounts recoverable	199	242
Ending balance	$4,491	$4,027
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions for the three months ended March 31 were as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2022		March 31, 2021
	$	% (1)	$	% (2)
Actual completion factors	$99	0.3%	$107	0.4%
Medical cost trend	177	0.6	126	0.4
Total favorable variance	$276	0.9%	$233	0.8%
(1) Percentage of current year incurred costs as reported for the year ended December 31, 2021.
(2) Percentage of current year incurred costs as reported for the year ended December 31, 2020.
Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.
C.Unpaid Claims and Claim Expenses – Other Operations
Liability balance details. The liability details for unpaid claims and claim expenses are as follows. The liability balance no longer includes the International Health businesses now reported in Cigna Healthcare following our change in segment reporting. The prior year roll forward has been updated to reflect the segment change.

(In millions)	March 31, 2022	March 31, 2021
Other Operations
International businesses to be sold and our interest in a joint venture in Turkey	$436	$442
Other Operations	298	281
Unpaid claims and claim expenses Other Operations	$734	$723

Activity in the unpaid claims and claim expenses for international businesses held for sale and our interest in a joint venture in Turkey is presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been largely reinsured.

	Three Months Ended
(In millions)	March 31, 2022 (1)	March 31, 2021
Beginning balance	$447	$452
Less: Reinsurance	46	45
Beginning balance, net	401	407
Incurred claims related to:
Current year	259	254
Prior years	(7)	—
Total incurred	252	254
Paid claims related to:
Current year	116	115
Prior years	135	134
Total paid	251	249
Foreign currency	(6)	(15)
Ending balance, net	396	397
Add: Reinsurance	40	45
Ending balance	$436	$442
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

A.Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables. The Company's reinsurance recoverables as of March 31, 2022 are presented in the following table by range of external credit rating and collateral level:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$176	$176
BBB- to BBB+ equivalent current credit ratings (1)	—	—	61	61
Not rated	116	—	43	159
Total recoverables related to ongoing operations (2)	116	—	280	396
Acquisition, disposition or run-off activities
A- equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,908	—	2,908
Berkshire Hathaway Life Insurance Company of Nebraska	268	376	—	644
Prudential Retirement Insurance and Annuity	149	—	—	149
Prudential Insurance Company of America	404	—	—	404
Life Insurance Company of North America	—	437	—	437
Other	219	16	16	251
Not rated	—	13	3	16
Total recoverables related to acquisition, disposition or run-off activities	1,040	3,750	19	4,809
Total	$1,156	$3,750	$299	$5,205
Allowance for uncollectible reinsurance				(30)
Total reinsurance recoverables (2)				$5,175
(1) Certified by a Nationally Recognized Statistical Rating Organization ("NRSRO").
(2) Includes $143 million of current reinsurance recoverables that are reported in Other current assets and $95 million of recoverables classified as Assets of businesses held for sale as of March 31, 2022.
(3) Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.2 billion remaining at March 31, 2022.
GMDB is accounted for as assumed and ceded reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below. GMIB assets are reported in Other current assets and Other assets and GMIB liabilities are reported in Accrued expenses and other liabilities and Other non-current liabilities. Assumptions used in fair value measurement for these assets and liabilities are discussed in Note 10 of the Company's 2021 Form 10-K.
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

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2022	December 31, 2021
Account value	$9,057	$9,795
Net amount at risk	$1,508	$1,392
Number of contractholders (estimated)	165,000	170,000

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

GMIB liabilities totaling $514 million as of March 31, 2022 and $572 million as of December 31, 2021 are classified as Level 3 because fair value inputs are largely unobservable. The GMIB liabilities reflect the Company's credit risk, while the reinsurance recoverable reflects the credit risk of the reinsurers. There were three reinsurers covering 100% of the GMIB exposures as of March 31, 2022 and December 31, 2021 as follows:

(In millions)
Line of Business	Reinsurer	March 31, 2022	December 31, 2021	Collateral and Other Terms at March 31, 2022
GMIB	Berkshire	$257	$283	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	151	167
	Liberty Re (Bermuda) Ltd.	138	151	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$546	$601
All reinsurers are rated A- equivalent and higher by an NRSRO.

Note 11 – Investments
Cigna's investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 for information about the valuation of the Company's investment portfolio. Further information about our accounting policies for investment assets can be found in Note 11 of the Company's 2021 Form 10-K.

The following table summarizes the Company's investments by category and current or long-term classification:

	March 31, 2022			December 31, 2021
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$803	$14,611	$15,414	$796	$16,162	$16,958
Equity securities	50	821	871	—	603	603
Commercial mortgage loans	13	1,546	1,559	40	1,526	1,566
Policy loans	—	1,316	1,316	—	1,338	1,338
Other long-term investments	—	3,845	3,845	—	3,574	3,574
Short-term investments	190	—	190	428	—	428
Total	1,056	22,139	23,195	1,264	23,203	24,467
Investments classified as assets of businesses held for sale (1)	(325)	(4,446)	(4,771)	(344)	(4,765)	(5,109)
Investments per Consolidated Balance Sheets	$731	$17,693	$18,424	$920	$18,438	$19,358
(1) Investments related to the international life, accident and supplemental benefits businesses that are held for sale. These investments are primarily comprised of debt securities and other long-term investments, and to a lesser extent, equity securities and short-term investments. See Note 5 to the Consolidated Financial Statements for additional information.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at March 31, 2022:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$796	$799
Due after one year through five years	4,978	4,948
Due after five years through ten years	4,967	4,859
Due after ten years	4,163	4,410
Mortgage and other asset-backed securities	413	398
Total	$15,317	$15,414
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2022
Federal government and agency	$298	$—	$75	$(4)	$369
State and local government	158	—	4	(3)	159
Foreign government	2,467	—	142	(114)	2,495
Corporate	11,981	(23)	409	(374)	11,993
Mortgage and other asset-backed	413	—	4	(19)	398
Total	$15,317	$(23)	$634	$(514)	$15,414
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,297	$(5)	$412	$(52)	$2,652
December 31, 2021
Federal government and agency	$287	$—	$101	$(1)	$387
State and local government	154	—	17	—	171
Foreign government	2,468	—	194	(46)	2,616
Corporate	12,361	(23)	1,008	(80)	13,266
Mortgage and other asset-backed	505	—	17	(4)	518
Total	$15,775	$(23)	$1,337	$(131)	$16,958
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,262	$(5)	$720	$(10)	$2,967
(1) Net unrealized appreciation for these investments is excluded from Accumulated other comprehensive loss.

Review of declines in fair value. Management reviews impaired debt securities to determine whether a credit loss allowance is needed based on criteria that include:
•severity of decline;
•financial health and specific prospects of the issuer; and
•changes in the regulatory, economic or general market environment of the issuer's industry or geographic region.
The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. Our allowance for credit losses on debt securities was not material as of March 31, 2022 and December 31, 2021.

	March 31, 2022				December 31, 2021
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$5,398	$5,730	$(332)	1,761	$2,785	$2,861	$(76)	909
Below investment grade	957	1,006	(49)	1,406	561	578	(17)	781
More than one year
Investment grade	816	930	(114)	348	382	412	(30)	143
Below investment grade	226	245	(19)	137	162	170	(8)	53
Total	$7,397	$7,911	$(514)	3,652	$3,890	$4,021	$(131)	1,886

Equity Securities
The following table provides the values of the Company's equity security investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$840	$464	$257	$207
Equity securities with no readily determinable fair value	280	407	270	396
Total	$1,120	$871	$527	$603
Approximately 65% of our investments in equity securities are in the health care sector, consistent with our strategy to invest in targeted startup and growth-stage companies in the health care industry.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 to the Company's 2021 Form 10-K for the year ended December 31, 2021.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio as of March 31, 2022 and December 31, 2021:

(Dollars in millions)	March 31, 2022			December 31, 2021
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$555	2.21		$560	2.18
60% to 79%	882	1.89		883	1.89
80% to 100%	129	1.47		129	1.47
Allowance for credit losses	(7)			(6)
Total	$1,559	1.97	61%	$1,566	1.96	61%
All commercial mortgage loans in the Company's portfolio are current as of March 31, 2022 and December 31, 2021.

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

	Carrying value as of
(In millions)	March 31, 2022	December 31, 2021
Real estate investments	$1,212	$1,152
Securities partnerships	2,463	2,272
Other	170	150
Total	$3,845	$3,574

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

The gross fair values of our derivative financial instruments are presented in Note 12. As of March 31, 2022 and December 31, 2021, the effects of derivative financial instruments used in these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from Accumulated other comprehensive loss into Shareholders' net income, amounts excluded from the assessment of hedge effectiveness and fair values of assets posted or held as collateral supporting the fair values of these derivative financial instruments. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		March 31, 2022	December 31, 2021
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars.	Foreign currency swap contracts	$1,110	$1,081
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$750	$750
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros, while foreign currency forward contracts are primarily denominated in Korean Won, with the remaining instruments denominated in New Zealand Dollars and Taiwan Dollars.	Foreign currency swap contracts	$526	$526
	Foreign currency forward contracts	$1,360	$1,380
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company's foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts	$749	$720

As there have been no changes to the types of derivative financial instruments the Company uses, refer to the Company's 2021 Form 10-K for further discussion on our accounting policy.

C.Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended March 31,
(In millions)	2022	2021
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$(319)	$10
Credit loss (expense) recoveries	—	(9)
Net realized investment gains (losses), before income taxes	$(319)	$1
Net realized investment losses for the three months ended March 31, 2022 were primarily mark-to-market losses on equity securities held in a strategic health care sector investment.

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

For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 12 "Fair Value Measurements" to the Company's 2021 Form 10-K.

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of March 31, 2022 and December 31, 2021 about the Company's financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
Financial assets at fair value
Debt securities
Federal government and agency	$149	$147	$220	$240	$—	$—	$369	$387
State and local government	—	—	159	171	—	—	159	171
Foreign government	—	—	2,490	2,611	5	5	2,495	2,616
Corporate	—	—	11,468	12,606	525	660	11,993	13,266
Mortgage and other asset-backed	—	—	273	418	125	100	398	518
Total debt securities	149	147	14,610	16,046	655	765	15,414	16,958
Equity securities (1)	12	16	421	160	31	31	464	207
Short-term investments	—	—	190	428	—	—	190	428
Derivative assets	—	—	159	143	—	—	159	143
Financial liabilities at fair value
Derivative liabilities	$—	$—	$29	$33	$—	$—	$29	$33
(1) Excludes certain equity securities that have no readily determinable fair value.

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

The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities as of March 31, 2022 and December 31, 2021. The range and weighted average basis point ("bps") amounts for liquidity reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	March 31, 2022	December 31, 2021	Unobservable input March 31, 2022	March 31, 2022		December 31, 2021
Debt securities
Corporate and government debt securities	$529	$664	Liquidity	60 - 1200 (370)	bps	60 - 1060 (410)	bps
Mortgage and other asset-backed securities	125	100	Liquidity	60 - 380 (130)	bps	60 - 390 (100)	bps
Other debt securities	1	1
Total Level 3 debt securities	$655	$765

A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2022 and 2021. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended March 31,
(In millions)	2022	2021
Debt and Equity Securities
Beginning balance	$796	$854
Total gains (losses) included in shareholders' net income	12	(10)
Gains (losses) included in other comprehensive income	(15)	(16)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(12)	(8)
Purchases, sales and settlements
Purchases	49	29
Settlements	(81)	(16)
Total purchases, sales and settlements	(32)	13
Transfers into/(out of) Level 3
Transfers into Level 3	101	86
Transfers out of Level 3	(164)	(16)
Total transfers into/(out of) Level 3	(63)	70
Ending balance	$686	$903
Total gains (losses) included in Shareholders' net income attributable to instruments held at the reporting date	$—	$(11)
Change in unrealized gains or losses included in Other comprehensive (loss), net of tax for assets held at the end of the reporting period	$(13)	$(16)
(1) Amounts do not accrue to shareholders.

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment gains (losses) and Net investment income.
Gains and losses included in Other comprehensive (loss), net of tax in the tables above are reflected in Net unrealized (depreciation) appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2022 and 2021 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows.

Fair values of Separate account assets at March 31, 2022 and December 31, 2021 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Guaranteed separate accounts (See Note 18)	$239	$227	$271	$276	$—	$—	$510	$503
Non-guaranteed separate accounts (1)	460	1,130	6,676	6,406	311	334	7,447	7,870
Subtotal	$699	$1,357	$6,947	$6,682	$311	$334	7,957	8,373
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							909	842
Total							8,866	9,215
Separate account assets of businesses classified as held for sale (2)							(718)	(878)
Separate account assets per Consolidated Balance Sheets							$8,148	$8,337
(1)Non-guaranteed separate accounts include $4.4 billion as of March 31, 2022 and $4.5 billion as of December 31, 2021 in assets supporting the Company's pension plans, including $0.3 billion classified in Level 3 as of March 31, 2022 and December 31, 2021.
(2)Investments related to the international life, accident and supplemental benefits businesses that are held for sale. See Note 5 to the Consolidated Financial Statements for additional information.
.
Separate account assets classified in Level 3 primarily support Cigna's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2022 or 2021.
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

	Fair Value as of		Unfunded Commitment as of March 31, 2022	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	March 31, 2022	December 31, 2021
Securities partnerships	$557	$513	$262	Not applicable	Not applicable
Real estate funds	348	325	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$909	$842	$262
As of March 31, 2022, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the three months ended March 31, 2022 and 2021, no impairments were recognized requiring these assets to be measured at fair value. Realized investment gains and losses from these observable price changes for the three months ended March 31, 2022 and March 31, 2021 were not material.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company's financial instruments not recorded at fair value, however fair value disclosure is required at March 31, 2022 and December 31, 2021. In addition to universal life products and finance leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	March 31, 2022		December 31, 2021
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,519	$1,559	$1,598	$1,566
Long-term debt, including current maturities, excluding finance leases	Level 2	$32,646	$31,552	$35,621	$31,593

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of March 31, 2022 or December 31, 2021. The Company’s involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2021. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2021 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 14 – Accumulated Other Comprehensive Income (Loss) ("AOCI")
AOCI includes net unrealized appreciation (depreciation) on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (see Note 11), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Securities and Derivatives
Beginning balance	$685	$900
(Depreciation) appreciation on securities and derivatives	(705)	(342)
Tax benefit	154	65
Net (depreciation) appreciation on securities and derivatives	(551)	(277)
Reclassification adjustment for (gains) losses included in Shareholders' net income (Net realized investment (gains) losses)	(11)	5
Reclassification adjustment for tax expense (benefit) included in Shareholders' net income	2	(1)
Net (gains) losses reclassified from AOCI to Shareholders' net income	(9)	4
Other comprehensive (loss), net of tax	(560)	(273)
Ending balance	$125	$627

Translation of foreign currencies
Beginning balance	$(233)	$(15)
Translation of foreign currencies	(60)	(114)
Tax (expense)	(3)	(5)
Other comprehensive (loss), net of tax	(63)	(119)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(2)	(4)
Shareholders' other comprehensive (loss), net of tax	(61)	(115)
Ending balance	$(294)	$(130)

Postretirement benefits liability
Beginning balance	$(1,336)	$(1,746)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	16	20
Reclassification adjustment for settlement (Interest expense and other)	—	3
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(3)	(5)
Net adjustments reclassified from AOCI to Shareholders' net income	13	18
Other comprehensive income, net of tax	13	18
Ending balance	$(1,323)	$(1,728)

Note 15 – Organizational Efficiency Plan
During the fourth quarter of 2021, the Company approved a strategic plan to further leverage its ongoing growth to drive operational efficiency through enhancements to organizational structure and increased use of automation and shared services. As a result, during the fourth quarter of 2021, we recognized a charge in Selling, general and administrative expenses of $168 million, pre-tax ($119 million, after-tax) that included $59 million of one-time expenses related to abandonment of leased assets and impairment of property and equipment as well as $109 million of accrued expenses primarily for severance costs related to headcount reductions. We expect most of the severance to be paid by 2023.
The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2021	$103
2022 payments	(14)
Balance, March, 31, 2022	$89

Note 16 – Leases
Operating and finance lease right-of-use ("ROU") assets and lease liabilities were as follows:

(In millions)	March 31, 2022	December 31, 2021
Operating leases: (1)
Operating lease ROU assets in Other assets	$456	$478

Accrued expenses and other liabilities	$154	$159
Other non-current liabilities	407	436
Total operating lease liabilities	$561	$595

Finance leases:
Property and equipment, gross	$118	$101
Accumulated depreciation	(56)	(51)
Property and equipment, net	$62	$50

Short-term debt	$27	$23
Long-term debt	37	28
Total finance lease liabilities	$64	$51
(1) Operating leases include $28 million as of March 31, 2022 and $27 million as of December 31, 2021 classified as Assets of businesses held for sale and $25 million as of March 31, 2022, and $28 million as of December 31, 2021 classified as Liabilities of businesses held for sale.
Note 17 – Income Taxes
Income Tax Expense
The 22.7% effective tax rate for the three months ended March 31, 2022 was higher than the 22.6% rate for the same period in 2021. This increase is primarily attributable to an increase in state and foreign income taxes, partially offset by the favorable impact of the remeasurement of deferred income taxes.
Note 18 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2022, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $430 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2022. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2022 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of March 31, 2022.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the three months ended March 31, 2022.
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
Litigation Matters
Express Scripts Litigation with Anthem. In March 2016, Anthem filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Anthem also requested that the court enter declaratory judgment that Express Scripts is required to provide Anthem competitive benchmark pricing, that Anthem can terminate the agreement and that Express Scripts is required to provide Anthem with post-termination services at competitive benchmark pricing for one year following any termination by Anthem. Anthem claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Anthem and $150 million damages for service issues ("Anthem's Allegations"). On April 19, 2016, in response to Anthem's complaint, Express Scripts filed its answer denying Anthem's Allegations in their entirety and asserting affirmative defenses and counterclaims against Anthem. The court subsequently granted Anthem's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Anthem completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Anthem's pricing claims for damages totaling $14.8 billion and on most of Anthem's claims relating to service issues. Anthem's only remaining service claim relates to the review or processing of prior authorizations.

Medicare Advantage. A qui tam action that was filed by a private individual on behalf of the government in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene, which is pending before the court. The Company has opposed the

DOJ's motion to intervene and the government filed its reply brief on February 1, 2022. The motion has been fully briefed and is under the court's review.
Regulatory Matters
Civil Investigative Demand. The DOJ is conducting industry-wide investigations of Medicare Advantage organizations' risk adjustment practices. For certain Medicare Advantage organizations, including Cigna, those investigations have resulted in litigation (see "Litigation Matters—Medicare Advantage" above). The Company is currently responding to information requests (civil investigative demands) from the DOJ (U.S. Attorney's Office for the Eastern District of Pennsylvania). The Company is cooperating with the DOJ and has responded and continues to respond to its requests.
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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income from operations as income before income taxes excluding pre-tax income/loss attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets, and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
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
The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

The following tables present the special items recorded by the Company for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(In millions)	March 31, 2022		March 31, 2021
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$37	$52	$22	$29
Debt extinguishment costs	—	—	101	131
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	—	—	(21)	(27)
Total impact from special items	$37	$52	$102	$133

Summarized segment financial information was as follows:

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2022
Revenues from external customers	$32,289	$10,461	$841	$—	$43,591
Inter-segment revenues	1,287	562	—	(1,849)
Net investment income	10	266	138	—	414
Total revenues	33,586	11,289	979	(1,849)	44,005
Net realized investment results from certain equity method investments	—	103	—	—	103
Adjusted revenues	$33,586	$11,392	$979	$(1,849)	$44,108
Income (loss) before taxes	$870	$859	$215	$(395)	$1,549
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(11)	(1)	(5)	—	(17)
Net realized investment (gains) losses (1)	—	406	16	—	422
Amortization of acquired intangible assets	443	15	—	—	458
Special items
Integration and transaction-related costs	—	—	—	52	52
Pre-tax adjusted income (loss) from operations	$1,302	$1,279	$226	$(343)	$2,464

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2021
Revenues from external customers	$29,419	$10,285	$876	$—	$40,580
Inter-segment revenues	1,198	509	—	(1,707)
Net investment income	3	259	129	—	391
Total revenues	30,620	11,053	1,005	(1,707)	40,971
Net realized investment results from certain equity method investments	—	14	—	—	14
Adjusted revenues	$30,620	$11,067	$1,005	$(1,707)	$40,985
Income (loss) before taxes	$749	$1,045	$206	$(487)	$1,513
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(5)	(1)	(6)	—	(12)
Net realized investment (gains) losses (1)	2	(16)	27	—	13
Amortization of acquired intangible assets	477	14	4	—	495
Special items
Integration and transaction-related costs	—	—	—	29	29
Debt extinguishment costs	—	—	—	131	131
(Benefits) charges associated with litigation matters	—	—	—	(27)	(27)
Pre-tax adjusted income (loss) from operations	$1,223	$1,042	$231	$(354)	$2,142
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type for the three months ended March 31:

	Three Months Ended March 31,
(In millions)	2022	2021
Products (Pharmacy revenues) (ASC 606)
Network revenues	$15,531	$15,138
Home delivery and specialty revenues	14,699	12,774
Other	1,712	1,388
Intercompany eliminations	(1,245)	(1,275)
Total pharmacy revenues	30,697	28,025
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial
Insured	3,720	3,523
Stop loss	1,325	1,194
Other	360	310
U.S. Government
Medicare Advantage	2,078	2,092
Medicare Part D	401	450
Other	940	1,138
International Health	702	641
Total Cigna Healthcare	9,526	9,348
International businesses held for sale	763	809
Other	69	58
Intercompany eliminations	(2)	(1)
Total premiums	10,356	10,214
Services (Fees) (ASC 606)
Evernorth	1,624	1,314
Cigna Healthcare	1,496	1,434
Other Operations	5	5
Other revenues	15	19
Intercompany eliminations	(602)	(431)
Total fees and other revenues	2,538	2,341
Total revenues from external customers	$43,591	$40,580

Evernorth may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. The performance guarantee liability was $1.3 billion as of March 31, 2022 and $1.1 billion as of December 31, 2021.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2022, compared with December 31, 2021 and our results of operations for the three months ended March 31, 2022, compared with the same period last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of the 2021 Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in our 2021 Form 10-K for additional information regarding the Company's significant accounting policies and see Note 2 to the Consolidated Financial Statements in this Form 10-Q for updates to those policies resulting from adopting new accounting guidance, if any. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").
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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income (or income before income taxes less pre-tax income/loss attributable to noncontrolling interests for the segment metric) excluding net realized investment results, amortization of acquired intangible assets, and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, predictable and simple solutions for our customers and clients, including in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy, and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary pressures; the ongoing Russia-Ukraine conflict; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions, including the sale of our international life, accident and supplemental benefits businesses; and other statements regarding Cigna's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations; risks related to strategic transactions and realization of the expected benefits of such transactions, including with respect to the sale of our international life, accident and supplemental benefits businesses, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, stock market or interest rate declines and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors of our 2021 Form 10-K, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization with a mission of helping those we serve improve their health, well-being and peace of mind by making health care affordable, predictable and simple. Our subsidiaries offer a differentiated set of pharmacy, medical, dental and related products and services. For further information on our business and strategy, see Item 1, "Business" in our 2021 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments.
Summarized below are certain key measures of our performance by segment for the three months ended March 31, 2022 and 2021:

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2022	2021	% Change
Revenues
Adjusted revenues by segment
Evernorth	$33,586	$30,620	10%
Cigna Healthcare	11,392	11,067	3
Other Operations	979	1,005	(3)
Corporate, net of eliminations	(1,849)	(1,707)	(8)
Adjusted revenues	44,108	40,985	8
Net realized investment results from certain equity method investments	(103)	(14)	N/M
Total revenues	$44,005	$40,971	7%
Shareholders' net income	$1,183	$1,161	2%
Adjusted income from operations	$1,931	$1,664	16%
Earnings per share (diluted)
Shareholders' net income	$3.68	$3.30	12%
Adjusted income from operations	$6.01	$4.73	27%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$1,302	$1,223	6%
Cigna Healthcare	1,279	1,042	23
Other Operations	226	231	(2)
Corporate, net of eliminations	(343)	(354)	3
Consolidated pre-tax adjusted income from operations	2,464	2,142	15
Income attributable to noncontrolling interests	17	12	42
Net realized investment gains (losses) (1)	(422)	(13)	N/M
Amortization of acquired intangible assets	(458)	(495)	7
Special items	(52)	(133)	61
Income before income taxes	$1,549	$1,513	2%
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2022	2021	% Change
Pharmacy revenues	$30,697	$28,025	10%
Premiums	10,356	10,214	1
Fees and other revenues	2,538	2,341	8
Net investment income	414	391	6
Total revenues	44,005	40,971	7
Pharmacy and other service costs	29,813	27,235	9
Medical costs and other benefit expenses	8,268	8,005	3
Selling, general and administrative expenses	3,299	3,279	1
Amortization of acquired intangible assets	458	495	(7)
Total benefits and expenses	41,838	39,014	7
Income from operations	2,167	1,957	11
Interest expense and other	(299)	(314)	5
Debt extinguishment costs	—	(131)	N/M
Net realized investment gains (losses)	(319)	1	N/M
Income before income taxes	1,549	1,513	2
Total income taxes	351	342	3
Net income	1,198	1,171	2
Less: Net income attributable to noncontrolling interests	15	10	50
Shareholders' net income	$1,183	$1,161	2%
Consolidated effective tax rate	22.7%	22.6%	10	bps
Medical customers (in thousands)	17,779	16,671	7%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions		Diluted Earnings Per Share
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Shareholders' net income	$1,183	$1,161	$3.68	$3.30
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	355	13	1.10	0.04
Amortization of acquired intangible assets	356	388	1.11	1.10
Special items
Integration and transaction-related costs	37	22	0.12	0.06
Debt extinguishment costs	—	101	—	0.29
(Benefits) charges associated with litigation matters	—	(21)	—	(0.06)
Total special items	37	102	0.12	0.29
Adjusted income from operations	$1,931	$1,664	$6.01	$4.73
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Recent Events

COVID-19
Cigna's commitment to the health, well-being and peace of mind of our employees and the people we serve remains our focus as the pandemic environment evolves. We continue to leverage our resources, expertise, data and actionable intelligence to assist customers, clients and care providers throughout this time.
The situation surrounding COVID-19 remains fluid with continued uncertainty and a wide range of potential outcomes. We continue to actively manage our response and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. For further information regarding the potential impact of COVID-19 on the Company, see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.

Inflation
The United States economy continues to be impacted by rising inflation. While we have not experienced material impacts from inflation on our results of operations or cash flows for the three months ended March 31, 2022, we continue to monitor our operations for any inflationary impacts. For further information regarding risks we encounter in our business due to economic conditions including inflationary pressures, please see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.

Russian Invasion of Ukraine
The war in Ukraine has significantly affected individuals, economic activity and financial markets on a global scale. Cigna does not have operations or employees in Ukraine or Russia and serves a limited number of customers and clients in these countries. We have not experienced significant impacts to date on our investment portfolio, financial position, or results of operations. For a more complete discussion of the risks we encounter in our business, please see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.
Commentary: Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
The commentary presented below, and in the segment discussions that follow, compare results for the three months ended March 31, 2022 with results for the three months ended March 31, 2021.
Shareholders' net income increased slightly, reflecting strong growth in adjusted income from operations (as discussed below) and the absence in 2022 of debt extinguishment costs incurred in the first quarter of 2021. These favorable effects were largely offset by higher realized investment losses primarily due to mark-to-market adjustments on equity securities during the first quarter of 2022.
Adjusted income from operations increased, primarily due to improved results in Cigna Healthcare, primarily reflecting higher specialty contributions, and in Evernorth, primarily reflecting continued contract affordability improvements and business growth.
Medical customers grew, reflecting a higher customer base in our Middle Market, Select and International Health market segments.
Pharmacy revenues increased, reflecting higher specialty claims volume due in part to Evernorth's collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs. See the "Evernorth segment" section of this MD&A for further discussion.
Premiums were higher, reflecting increased specialty contributions and higher premium rates due to anticipated underlying medical cost trend, partially offset by the disposition of the Medicaid business. See "Cigna Healthcare segment" section of this MD&A for further discussion.
Fees and other revenues increased, primarily reflecting customer growth from our formulary rebate administrative services. See "Evernorth segment" section of this MD&A for further discussion.
Net investment income increased due to strong returns on our partnership investments. See the "Investment Assets" section of this MD&A for further discussion.

Pharmacy and other service costs increased, reflecting higher specialty claims volume due in part to Evernorth's collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs.
Medical costs and other benefit expenses increased, resulting from higher medical cost trend, partially offset by the disposition of the Medicaid business.
Selling, general and administrative expenses were largely flat.
Interest expense and other decreased primarily due to lower average interest rates.
Debt extinguishment costs were lower as no debt was retired early in the first quarter of 2022.
Realized investment results were lower, primarily due to mark-to-market adjustments on equity securities during the first quarter of 2022. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate increased slightly primarily attributable to an increase in state and foreign income taxes, partially offset by the favorable impact of the remeasurement of deferred income taxes.
Developments

Kaiser Permanente
In April 2022, we entered into a five-year agreement with Kaiser Permanente aimed at delivering increased convenience, affordability and expanded access to high-quality care for Kaiser Permanente members. Initially, the agreement will focus on providing Kaiser Permanente and its members access to:

•Cigna's Preferred Provider Organization ("PPO") provider network for Kaiser Permanente members who need urgent or emergency care and are traveling outside of Kaiser Permanente's service areas, and
•specialty pharmacy services through Evernorth's Accredo specialty pharmacy and Evernorth's CuraScript SD.

The agreement has the potential to extend in additional areas.

Organizational Efficiency Plan
As discussed in Note 15 to the Consolidated Financial Statements, during the fourth quarter of 2021, the Company approved a strategic plan to drive operational efficiencies. We believe this plan, coupled with the previously announced divestiture of the international life, accident and supplemental health benefits businesses (described below), will further leverage the Company's ongoing growth to drive operational efficiency through enhancements to organizational structure and increased use of automation and shared services. In connection with these plans, Cigna has updated its reporting segments to align with the new business reporting structure and recognized a charge in the fourth quarter of 2021 in the amount of $168 million, pre-tax ($119 million, after-tax). We expect to realize annualized after-tax savings of approximately $180 million. A substantial portion of the savings is expected to be realized in 2022. Although a substantial portion of the actions associated with these strategic steps have been reflected in the charge recognized in the fourth quarter of 2021, additional amounts are expected to be recorded in the second quarter of 2022 as we finalize our plans following the completion of the divestiture. See Note 15 to the Consolidated Financial Statements for further information regarding our organizational efficiency charge.

Agreement to Sell International Life, Accident and Supplemental Benefits Businesses
We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in several countries to Chubb INA Holdings, Inc. ("Chubb"). As of March 31, 2022, we now expect to sell our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for $5.72 billion in cash (the "Chubb Transaction"); we no longer expect to sell our interest in a joint venture in Turkey as part of the Chubb Transaction. See Note 5 to the Consolidated Financial Statements for further information on the classification of these businesses as held for sale. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of these businesses in the second quarter of 2022. The "Liquidity and Capital Resources" section of this MD&A provides a discussion of the expected impact of this transaction to liquidity.

Purchase of MDLIVE
As discussed in Note 4 to the Consolidated Financial Statements, on April 19, 2021, Cigna's Evernorth segment completed the acquisition of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform (the "MDLIVE Acquisition") for $2.0 billion cash consideration. The acquisition of MDLIVE enables Evernorth to continue expanding access to virtual care and delivering a more affordable, convenient and connected care experience for consumers.

Medicare Star Quality Ratings ("Star Ratings")
The Centers for Medicare & Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform, scoring how well plans perform in several categories, including quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 87% of our MA customers were in four star or greater plans for bonus payments received in 2021 and approximately 89% were in four star or greater plans for bonus payments to be received in 2022; we expect this percentage to decrease to 85% for bonus payments to be received in 2023 based upon the mix of new and existing MA plans.

Medicare Advantage Rates
On April 4, 2022, CMS released the final Calendar Year 2023 Medicare Advantage Capitation Rates and Part C and Part D Payment Policies (the "2023 Final Notice"). While the 2023 Final Notice rates are modestly higher than the advance notice rates (previously released on February 2, 2022), we do not expect the final rates to have a material impact on our consolidated results of operations in 2023.

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
Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 20 to the Consolidated Financial Statements in our 2021 Form 10-K for additional information regarding these restrictions. Most of the Evernorth segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to Cigna.
Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Operating activities	$2,030	$1,093
Investing activities	$(324)	$(717)
Financing activities	$(2,171)	$(4,051)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2022 compared with the same period in 2021.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Cash provided by operating activities increased, driven primarily by the receipt of the delayed 2021 CMS Part D settlement and the timing of accrued liability payments, partially offset by timing of pharmacy and other service costs payable.

Investing and Financing activities
Cash used in investing activities decreased due to lower net purchases of investments.
Cash used in financing activities decreased primarily due to lower stock repurchases and lower debt repayments.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $475 million for the three months ended March 31, 2022 and $625 million for the three months ended March 31, 2021. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. Cigna maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.
As of April 2022, Cigna's revolving credit agreements include: a $3.0 billion five-year revolving credit and letter of credit agreement that expires in April 2027; a $1.0 billion three-year revolving credit agreement that expires in April 2025; and a $1.0 billion 364-day revolving credit agreement that expires in April 2023.
As of March 31, 2022, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements that have since been replaced with the revolving credit agreements described above (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $3.4 billion of remaining capacity under our commercial paper program and $4.6 billion in cash and short-term investments, approximately $0.7 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 41.9% at March 31, 2022 and 41.7% at December 31, 2021.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $2.2 billion from its subsidiaries without further approvals as of March 31, 2022.
Use of Capital Resources
Capital Expenditures. Capital expenditures for property, equipment and computer software were $288 million in the three months ended March 31, 2022 compared to $242 million in the three months ended March 31, 2021. We expect to continue to invest in technology that we believe will drive future growth. Anticipated capital expenditures will be funded primarily from operating cash flow.

Dividends. In the first quarter of 2022, Cigna declared and paid quarterly cash dividends of $1.12 per share of Cigna common stock. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On April 27, 2022, the Board of Directors declared the second quarter cash dividend of $1.12 per share of Cigna common stock to be paid on June 23, 2022 to shareholders of record on June 8, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Share repurchases. We maintain a share repurchase program authorized by our Board of Directors, under which we may repurchase shares of our common stock from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans or privately negotiated transactions. The program may be suspended or discontinued at any time. In February 2022, the Board increased repurchase authority by an additional $6.0 billion.
We repurchased 5.8 million shares for approximately $1.3 billion during the three months ended March 31, 2022, compared to 12.7 million shares for approximately $2.8 billion during the three months ended March 31, 2021. From April 1, 2022 through May 5, 2022, we repurchased 1.9 million shares for approximately $470 million. Share repurchase authority was $9.4 billion as of May 5, 2022.
Strategic investments. In 2022, we committed an additional $450 million (which in aggregate represents a $700 million commitment) to Cigna Ventures, our strategic corporate venture fund. Cigna Ventures will use this new funding to continue to invest in companies making progress in insights and analytics, digital health and experience, and care delivery and enablement.
Sale of life, accident and supplemental benefits businesses in six countries. We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in several countries to Chubb. As of March 31, 2022, we now expect to sell our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for $5.72 billion in cash. Subject to applicable regulatory approvals and customary closing conditions, we expect to complete the sale of these businesses in the second quarter of 2022. Cigna estimates it will receive approximately $5.4 billion of net after-tax proceeds from this transaction and expects to utilize the after-tax proceeds primarily for share repurchases.
Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of our 2021 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs.
Supply Chain Financing Program
We facilitate a voluntary supply chain finance program (the "program") that provides suppliers the opportunity to sell their receivables due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis in order to be paid earlier than our payment terms provide. Cigna is not a party to the program and agrees to commercial terms with its suppliers independently of their participation in the program. A supplier's participation in the program has no impact on our payment terms and Cigna has no economic interest in a supplier’s decision to participate in the program. The suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institution. No guarantees are provided by Cigna or any of our subsidiaries under the program. We have been informed by the financial institution that $341 million as of March 31, 2022 and $331 million as of December 31, 2021 of our outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the program. These amounts are reflected in Accounts payable in Cigna's Consolidated Balance Sheets.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 18 to the Consolidated Financial Statements for discussion of various guarantees. During the three months ended March 31, 2022, there was no material change to the contractual obligations reported in our 2021 Form 10-K.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2021 Form 10-K. We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2021 Form 10-K. As of March 31, 2022, there were no significant changes to the critical accounting estimates from what was reported in our 2021 Form 10-K.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
We entered into a definitive agreement in October 2021 to sell our life, accident and supplemental benefits businesses in several countries to Chubb. As of March 31, 2022, we now expect to sell our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for $5.72 billion in cash. In connection with the pending Chubb Transaction, we revised our business reporting structure. As such, we adjusted our segment reporting effective in the fourth quarter of 2021 and segment results for the three months ended March 31, 2021 have been restated to conform to the new segment presentation.
See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income/loss attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 19 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of Income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of Total Revenues to adjusted revenues. Note 19 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present "pre-tax adjusted margin," defined as pre-tax adjusted income (loss) from operations divided by adjusted revenues.
Evernorth Segment
Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy solutions, benefits management solutions, care delivery and care management solutions and intelligence solutions. As described in the introduction to Segment Reporting, Evernorth's performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.
The key factors that impact Evernorth's Pharmacy revenues and Pharmacy and other service costs are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2021 Form 10-K for additional information on revenue and cost recognition policies for this segment.
•As our clients' claim volumes increase or decrease, our resulting revenues and cost of revenues correspondingly increase or decrease. Our gross profit, defined as Total Revenues less Pharmacy and other service costs, could also increase or decrease as a result of changes in purchasing discounts.

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
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021
Total revenues	$33,586	$30,620	10%
Adjusted revenues (1)	$33,586	$30,620	10%
Gross profit	$2,011	$1,843	9%
Adjusted gross profit (1)	$2,011	$1,843	9%
Pre-tax adjusted income from operations	$1,302	$1,223	6%
Pre-tax adjusted margin	3.9%	4.0%	(10)	bps
Adjusted expense ratio (2)	2.1%	2.0%	10	bps

	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2022	2021
Selected Financial Information (1)
Pharmacy revenue by distribution channel
Adjusted network revenues	$15,531	$15,138	3%
Adjusted home delivery and specialty revenues	14,699	12,774	15%
Other pharmacy revenues	1,712	1,388	23%
Total adjusted pharmacy revenues	$31,942	$29,300	9%
Adjusted fees and other revenues	1,634	1,317	24%
Net investment income	10	3	233%
Adjusted revenues	$33,586	$30,620	10%
Pharmacy script volume
Adjusted network scripts (3)	315	323	(2)%
Adjusted home delivery and specialty scripts (3)	70	70	—%
Total adjusted scripts (3)	385	393	(2)%
Generic fill rate (4)
Network	87.2%	87.3%	(10)	bps
Home delivery	85.4%	86.0%	(60)	bps
Overall generic fill rate	87.0%	87.2%	(20)	bps
(1)Total revenues and gross profit were equal to adjusted revenues and adjusted gross profit as there were no special items in the periods presented.
(2)Adjusted expense ratio is calculated as selling, general and administrative expenses as a percentage of adjusted revenues.

(3)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
(4)Generic fill rate is defined as the total number of generic scripts divided by the total overall scripts filled.
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Adjusted network revenues increased, reflecting increased prices, due to inflation on branded drugs. This increase was partially offset by lower claims volume and a slight change in claims mix due to an increase in the generic fill rate after excluding the impact of COVID-19 vaccines.
Adjusted home delivery and specialty revenues increased, reflecting higher specialty claims volume due in part to our collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs, and a change in claims mix, primarily due to a decrease in the home delivery generic fill rate. These increases were partially offset by slightly lower home delivery claims volume.

Other pharmacy revenues increased, reflecting higher volume from our CuraScript SD business.

Adjusted fees and other revenues increased, reflecting customer growth from our formulary rebate administrative services and the acquisition of MDLIVE in the second quarter of 2021.

Adjusted gross profit and pre-tax adjusted income from operations increased, reflecting continued contract affordability improvements and business growth. The increase in pre-tax adjusted income from operations was partially offset by strategic investments in expanding our services portfolio and digital capabilities.

The adjusted expense ratio was flat reflecting higher revenues as well as increased strategic investments in expanding our services portfolio and digital capabilities.

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
•medical costs as a percentage of premiums (medical care ratio or "MCR") for our insured businesses; and
•selling, general and administrative expenses as a percentage of adjusted revenues (adjusted expense ratio).

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021
Adjusted revenues	$11,392	$11,067	3%
Pre-tax adjusted income from operations	$1,279	$1,042	23%
Pre-tax adjusted margin	11.2%	9.4%	180	bps
Medical care ratio	81.5%	80.9%	(60)	bps
Adjusted expense ratio	20.7%	22.2%	150	bps
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Adjusted revenues increased reflecting increases in U.S. Commercial partially offset by decreases in U.S. Government. The increase in U.S. Commercial adjusted revenues reflects increased specialty contributions and higher premium rates due to anticipated underlying medical cost trend. The decrease in U.S. Government adjusted revenues reflects the disposition of the Medicaid business.
Pre-tax adjusted income from operations increased primarily reflecting increased specialty contributions in U.S. Commercial.
The medical care ratio increased due to a higher loss ratio in U.S. Government reflecting risk adjustment updates related to prior years and higher medical costs associated with our Individual business. These increases were partially offset by lower direct COVID-19 costs in U.S. Commercial.
The adjusted expense ratio decreased primarily reflecting the absence of litigation expenses recorded in 2021 as well as efficiencies from continued disciplined expense management.
Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

	As of March 31,
(In thousands)	2022	2021	% Change
Cigna Healthcare Medical Customers

Insured	4,682	4,613	1%
U.S. Commercial	2,166	2,133	2%
U.S. Government	1,397	1,464	(5)%
International Health (1)	1,119	1,016	10%

Services only	13,097	12,058	9%
U.S. Commercial	12,455	11,419	9%
U.S. Government	5	—	N/M %
International Health (1)	637	639	—%

Total	17,779	16,671	7%
(1) International Health excludes medical customers served by less than 100% owned subsidiaries and customers that are part of the businesses to be sold pursuant to the Chubb Transaction.

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Our medical customer base increased driven by a higher customer base in our Middle Market, Select and International Health segments.
Unpaid Claims and Claim Expenses

(In millions)	As of March 31, 2022	As of December 31, 2021	% Change
Unpaid claims and claim expenses – Cigna Healthcare	$4,491	$4,261	5%
Our unpaid claims and claim expenses liability was higher as of March 31, 2022 compared with December 31, 2021, primarily due to stop loss seasonality.

Other Operations
Other Operations includes International businesses to be sold, Corporate Owned Life Insurance ("COLI"), our interest in a joint venture in Turkey and the Company's run-off operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021
Adjusted revenues	$979	$1,005	(3)%
Pre-tax adjusted income from operations	$226	$231	(2)%
Pre-tax adjusted margin	23.1%	23.0%	10	bps
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Adjusted revenues decreased primarily due to unfavorable foreign currency movements in the International businesses and lower premiums in run-off businesses, largely offset by business growth and higher net investment income in the International businesses.
Pre-tax adjusted income from operations declined due to lower earnings in run-off businesses, partially offset by higher earnings in the International businesses.
Other Items Related to International Businesses Subject to Definitive Purchase Agreement
For the three months ended March 31, 2022, 85% of Other Operations' adjusted revenues and 92% of its pre-tax adjusted income from operations was associated with International businesses held for sale.
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

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2022	2021
Pre-tax adjusted (loss) from operations	$(343)	$(354)	3%

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Pre-tax adjusted loss from operations decreased primarily due to lower interest expense.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of March 31, 2022 and December 31, 2021. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	March 31, 2022	December 31, 2021
Debt securities	$15,414	$16,958
Equity securities	871	603
Commercial mortgage loans	1,559	1,566
Policy loans	1,316	1,338
Other long-term investments	3,845	3,574
Short-term investments	190	428
Total	23,195	24,467
Investments classified as assets of businesses held for sale (1)	(4,771)	(5,109)
Investments per Consolidated Balance Sheets	$18,424	$19,358
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
The following table reflects our portfolio of debt securities by type of issuer as of March 31, 2022 and December 31, 2021:

(In millions)	March 31, 2022	December 31, 2021
Federal government and agency	$369	$387
State and local government	159	171
Foreign government	2,495	2,616
Corporate	11,993	13,266
Mortgage and other asset-backed	398	518
Total	$15,414	$16,958

Our debt securities portfolio decreased during the three months ended March 31, 2022, reflecting a decrease in valuations driven by a significant rise in treasury rates (in response to increased inflation), a modest increase in credit spreads, and net sales activity.
As of March 31, 2022, $13.4 billion, or 87% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $2 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $4.9 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
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

Commercial Mortgage Loans
As of March 31, 2022, the $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 loans that are in good standing. Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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
We assess the credit quality of our commercial mortgage loan portfolio annually by reviewing each holding’s most recent financial statements, rent rolls, budgets, and relevant market reports. The review performed in the second quarter of 2021 confirmed ongoing strong overall credit quality in line with the previous year’s results.
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
Other Long-term Investments
Other long-term investments of $3.8 billion as of March 31, 2022 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments of $0.3 billion since December 31, 2021 is primarily driven by net additional funding activity and value creation in the underlying investments. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 210 separate partnerships and approximately 110 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the first quarter largely reflects the underlying financial information from the fourth quarter of 2021. The broad recovery since the beginning of the outbreak of the COVID-19 pandemic has resulted in strong corporate earnings and higher public and private asset valuations. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.95 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $8.8 billion as of March 31, 2022. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. Approximately 1% of the joint venture's investment assets are exposed to private real estate property developers in the China market. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of March 31, 2022.

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
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section of our 2021 Form 10-K. Due to the decrease in fair value of our long-term debt since December 31, 2021, in the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.5 billion at March 31, 2022 compared to approximately $2.9 billion at December 31, 2021. Changes in the fair value of our long-term debt do not impact our financial position or operating results. Otherwise, there were no material changes in our risk exposures from those reported in our 2021 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption "Market Risk" in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 18 to the Consolidated Financial Statements, including information regarding legal proceedings terminated during the quarter ended March 31, 2022, is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna's share repurchase activity for the quarter ended March 31, 2022:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2022	2,212,194	$235.00	2,211,981	$4,643,127,370
February 1-28, 2022	3,587,937	$227.40	3,368,771	$9,877,331,055
March 1-31, 2022	299,880	$236.26	202,830	$9,829,417,680
Total	6,100,011	$230.59	5,783,582	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 213 shares in January, 219,166 shares in February and 97,050 shares in March 2022.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In February 2022, the Board increased repurchase authority by an additional $6.0 billion. From April 1, 2022 through May 5, 2022, the Company repurchased 1.9 million shares for approximately $470 million. Share repurchase authority was $9.4 billion as of May 5, 2022.
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
101
The following materials from Cigna Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2022

CIGNA CORPORATION

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)