Form 10-Q
period 2022-06-30
Cigna Corp
filed 2022-08-04
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 29, 2022, 305,116,202 shares of the issuer’s common stock were outstanding.

Cigna Corporation
As used herein, "Cigna" or the "Company" refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
a

Cigna Corporation Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Revenues
Pharmacy revenues	$31,972	$30,047	$62,669	$58,072
Premiums	10,426	10,323	20,782	20,537
Fees and other revenues	2,757	2,451	5,295	4,792
Net investment income	325	310	739	701
TOTAL REVENUES	45,480	43,131	89,485	84,102
Benefits and expenses
Pharmacy and other service costs	31,150	29,001	60,963	56,236
Medical costs and other benefit expenses	8,192	8,484	16,460	16,489
Selling, general and administrative expenses	3,256	2,996	6,555	6,275
Amortization of acquired intangible assets	501	503	959	998
TOTAL BENEFITS AND EXPENSES	43,099	40,984	84,937	79,998
Income from operations	2,381	2,147	4,548	4,104
Interest expense and other	(301)	(298)	(600)	(612)
Debt extinguishment costs	—	(10)	—	(141)
Net realized investment gains (losses)	(95)	59	(414)	60
Income before income taxes	1,985	1,898	3,534	3,411
TOTAL INCOME TAXES	413	422	764	764
Net income	1,572	1,476	2,770	2,647
Less: Net income attributable to noncontrolling interests	13	9	28	19
SHAREHOLDERS' NET INCOME	$1,559	$1,467	$2,742	$2,628
Shareholders' net income per share
Basic	$4.95	$4.30	$8.66	$7.62
Diluted	$4.90	$4.25	$8.57	$7.54
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income	$1,572	$1,476	$2,770	$2,647
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	(410)	122	(970)	(151)
Net translation gains (losses) on foreign currencies	(206)	16	(269)	(103)
Postretirement benefits liability adjustment	27	15	40	33
Other comprehensive income (loss), net of tax	(589)	153	(1,199)	(221)
Total comprehensive income	983	1,629	1,571	2,426

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	2	3	5	8
Net income attributable to other noncontrolling interests	11	6	23	11
Other comprehensive loss attributable to redeemable noncontrolling interests	(1)	(1)	(3)	(5)
Total comprehensive income attributable to noncontrolling interests	12	8	25	14
SHAREHOLDERS' COMPREHENSIVE INCOME	$971	$1,621	$1,546	$2,412
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
	As of June 30,	As of December 31,
(In millions)	2022	2021
Assets
Cash and cash equivalents	$4,421	$5,081
Investments	754	920
Accounts receivable, net	18,290	15,071
Inventories	3,781	3,722
Other current assets	1,124	1,283
Assets of businesses held for sale	9,052	10,057
Total current assets	37,422	36,134
Long-term investments	16,724	18,438
Reinsurance recoverables	4,874	4,970
Deferred policy acquisition costs	742	677
Property and equipment	3,659	3,692
Goodwill	45,810	45,811
Other intangible assets	33,276	34,102
Other assets	2,628	2,728
Separate account assets	7,495	8,337
TOTAL ASSETS	$152,630	$154,889
Liabilities
Current insurance and contractholder liabilities	$5,654	$5,318
Pharmacy and other service costs payable	16,432	15,309
Accounts payable	7,142	6,655
Accrued expenses and other liabilities	7,742	7,322
Short-term debt	2,397	2,545
Liabilities of businesses held for sale	5,851	6,423
Total current liabilities	45,218	43,572
Non-current insurance and contractholder liabilities	11,777	12,563
Deferred tax liabilities, net	8,014	8,346
Other non-current liabilities	3,175	3,762
Long-term debt	30,984	31,125
Separate account liabilities	7,495	8,337
TOTAL LIABILITIES	106,663	107,705
Contingencies — Note 18
Redeemable noncontrolling interests	45	54
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	29,930	29,574
Accumulated other comprehensive loss	(2,080)	(884)
Retained earnings	34,626	32,593
Less: Treasury stock, at cost	(16,588)	(14,175)
TOTAL SHAREHOLDERS' EQUITY	45,892	47,112
Other noncontrolling interests	30	18
Total equity	45,922	47,130
Total liabilities and equity	$152,630	$154,889
(1) Par value per share, $0.01; shares issued, 397 million as of June 30, 2022 and 394 million as of December 31, 2021; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2022
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2022	$4	$29,736	$(1,492)	$33,420	$(15,581)	$46,087	$22	$46,109	$55
Effects of issuing stock for employee benefits plans		194			(1)	193		193
Other comprehensive loss			(588)			(588)		(588)	(1)
Net income				1,559		1,559	11	1,570	2
Common dividends declared (per share: $1.12)				(353)		(353)		(353)
Repurchase of common stock		—			(1,006)	(1,006)		(1,006)
Other transactions impacting noncontrolling interests		—				—	(3)	(3)	(11)
Balance at June 30, 2022	$4	$29,930	$(2,080)	$34,626	$(16,588)	$45,892	$30	$45,922	$45

Three Months Ended June 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2021	$4	$29,254	$(1,231)	$29,389	$(9,267)	$48,149	$6	$48,155	$59
Effect of issuing stock for employee benefit plans		152			(2)	150		150
Other comprehensive income (loss)			154			154		154	(1)
Net income				1,467		1,467	6	1,473	3
Common dividends declared (per share: $1.00)				(343)		(343)		(343)
Repurchase of common stock		—			(865)	(865)		(865)
Other transactions impacting noncontrolling interests		(3)				(3)	(5)	(8)	(10)
Balance at June 30, 2021	$4	$29,403	$(1,077)	$30,513	$(10,134)	$48,709	$7	$48,716	$51
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2022
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021	$4	$29,574	$(884)	$32,593	$(14,175)	$47,112	$18	$47,130	$54
Effect of issuing stock for employee benefit plans		356			(73)	283		283
Other comprehensive loss			(1,196)			(1,196)		(1,196)	(3)
Net income				2,742		2,742	23	2,765	5
Common dividends declared (per share: $2.24)				(709)		(709)		(709)
Repurchase of common stock		—			(2,340)	(2,340)		(2,340)
Other transactions impacting noncontrolling interests		—				—	(11)	(11)	(11)
Balance at June 30, 2022	$4	$29,930	$(2,080)	$34,626	$(16,588)	$45,892	$30	$45,922	$45

Six Months Ended June 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		431			(89)	342		342
Other comprehensive loss			(216)			(216)		(216)	(5)
Net income				2,628		2,628	11	2,639	8
Common dividends declared (per share: $2.00)				(690)		(690)		(690)
Repurchase of common stock		—			(3,673)	(3,673)		(3,673)
Other transactions impacting noncontrolling interests		(3)				(3)	(11)	(14)	(10)
Balance at June 30, 2021	$4	$29,403	$(1,077)	$30,513	$(10,134)	$48,709	$7	$48,716	$51
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net income	$2,770	$2,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,476	1,446
Realized investment (gains) losses, net	414	(60)
Deferred income tax (benefit)	(167)	(80)
Debt extinguishment costs	—	141
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable	(2,769)	(3,233)
Inventories	(59)	124
Deferred policy acquisition costs	(105)	(117)
Reinsurance recoverable and Other assets	265	(416)
Insurance liabilities	474	677
Pharmacy and other service costs payable	1,124	1,123
Accounts payable and Accrued expenses and other liabilities	(134)	(1,643)
Other, net	(15)	188
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,274	797
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	1,239	852
Investment maturities and repayments:
Debt securities and equity securities	863	672
Commercial mortgage loans	69	96
Other sales, maturities and repayments (primarily short-term and other long-term investments)	745	897
Investments purchased or originated:
Debt securities and equity securities	(2,024)	(1,999)
Commercial mortgage loans	(84)	(129)
Other (primarily short-term and other long-term investments)	(849)	(1,136)
Property and equipment purchases, net	(612)	(500)
Acquisitions, net of cash acquired	—	(1,836)
Divestiture, net of cash sold	(57)	—
Other, net	(22)	59
NET CASH (USED IN) INVESTING ACTIVITIES	(732)	(3,024)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	84	96
Withdrawals and benefit payments from contractholder deposit funds	(94)	(96)
Net change in short-term debt	(244)	472
Payments for debt extinguishment	—	(136)
Repayment of long-term debt	—	(4,578)
Net proceeds on issuance of long-term debt	—	4,260
Repurchase of common stock	(2,374)	(3,710)
Issuance of common stock	217	290
Common stock dividend paid	(709)	(687)
Other, net	33	(24)
NET CASH (USED IN) FINANCING ACTIVITIES	(3,087)	(4,113)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(80)	(27)
Net (decrease) in cash, cash equivalents and restricted cash	(625)	(6,367)
Cash, cash equivalents and restricted cash January 1, (1)	5,548	10,245
Cash, cash equivalents and restricted cash, June 30,	4,923	3,878
Cash and cash equivalents reclassified to Assets of businesses held for sale	(455)	—
Cash, cash equivalents and restricted cash June 30, per Consolidated Balance Sheets (2)	$4,468	$3,878
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$911	$1,473
Interest paid	$615	$639
(1) Includes $425 million reported in Assets of businesses held for sale as of January 1, 2022.
(2) Restricted cash and cash equivalents were reported in Other long-term investments as of June 30, 2022 and June 30, 2021.
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
Details of the Company's reporting segments and recent changes are provided below:
On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb Transaction"); as previously agreed, we excluded our interest in a joint venture in Türkiye from the Chubb Transaction. The Company aggregated and classified the assets and liabilities of these businesses as held for sale in our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (see Note 5). During the fourth quarter of 2021, in connection with the Chubb Transaction, we revised our business reporting structure and adjusted our segment reporting accordingly. Segment results for the three and six months ended June 30, 2021 have been restated to conform to the new segment presentation (see Note 19).

A full description of our segments follows:
Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy benefits services, specialty pharmacy and care services, which are provided to health plans, employers, government organizations, and health care providers.
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
•Our interest in a joint venture in Türkiye.
•Exiting businesses:
•International Life, Accident and Supplemental Benefits Businesses in six countries sold on July 1, 2022 pursuant to the Chubb Transaction.
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

Recent Accounting Pronouncements
There were no new accounting standards adopted as of June 30, 2022 that had a material impact on our financial statements. There are no accounting pronouncements not yet adopted, with the exception of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts ("LDTI") that are expected to impact Cigna's operations or our financial statements. Refer to the Company's 2021 Form 10-K for discussion of the LDTI standard and related expected effects to Cigna. We continue to make progress on our LDTI implementation plan and are on track for the January 1, 2023 adoption date.

In July 2022, the Financial Accounting Standards Board ("FASB") issued a proposed standard for comment that would simplify the retrospective adoption of LDTI. The proposal would permit companies to make an accounting policy election to exclude contracts that are sold and removed from the balance sheet prior to the effective date of the standard from the retrospective adoption of LDTI. If the FASB approves the proposed standard, Cigna expects to make this policy election for the contracts sold in the Chubb Transaction.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	June 30, 2022	December 31, 2021
Noninsurance customer receivables	$7,578	$6,274
Pharmaceutical manufacturers receivables	7,006	5,463
Insurance customer receivables	2,790	2,932
Other receivables	952	456
Total	18,326	15,125
Accounts receivable, net classified as Assets of businesses held for sale	(36)	(54)
Accounts receivable, net per Consolidated Balance Sheets	$18,290	$15,071

These receivables are reported net of our allowances of $1.9 billion as of June 30, 2022 and $1.4 billion as of December 31, 2021. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $75 million as of June 30, 2022 and $60 million as of December 31, 2021.

Note 4 – Mergers, Acquisitions and Divestitures

A.Acquisition of MDLIVE

On April 19, 2021, Cigna acquired 97% of MDLIVE, Inc. ("MDLIVE"), a 24/7 virtual care platform. Combined with Cigna's previously held equity investment, Cigna now owns 100% of MDLIVE. The Company's 2021 Form 10-K includes detailed disclosures of merger consideration, purchase price allocation and intangible assets identified in this transaction. In accordance with GAAP, the total consideration transferred has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values and was finalized as of March 31, 2022 with immaterial changes to the purchase price allocation.

The results of MDLIVE have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues from MDLIVE and their results of operations were not material to Cigna's consolidated results of operations for the three and six months ended June 30, 2021. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
B.Integration and Transaction-related Costs
In the first six months of 2022 and 2021, the Company incurred costs related to the acquisition of MDLIVE, the sale of the U.S. Group Disability and Life business and the terminated merger with Elevance Health, Inc. ("Elevance"), formerly known as Anthem, Inc. In the first six months of 2022, the Company also incurred costs related to the Chubb Transaction (see Note 5 for further information). These costs were $36 million pre-tax ($26 million after-tax) for the three months ended and $88 million pre-tax ($63 million after-tax) for the six months ended June 30, 2022, compared with $16 million pre-tax ($14 million after-tax) for the three months ended and $45 million pre-tax ($36 million after-tax) for the six months ended June 30, 2021. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.
Note 5 – Assets and Liabilities of Businesses Held for Sale

On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. The Company aggregated and classified the assets and liabilities of these businesses as held for sale in our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021. The assets and liabilities of our interest in a joint venture in Türkiye were classified as held for sale in our Consolidated Balance Sheet as of December 31, 2021; however, we subsequently agreed to exclude this business from the Chubb Transaction and the assets and liabilities are no longer classified as held for sale.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$455	$406
Investments	4,518	5,109
Deferred policy acquisition costs	2,598	2,755
Separate account assets	648	878
Goodwill, other intangible assets and all other assets	833	909
Total assets of businesses held for sale	9,052	10,057
Insurance and contractholder liabilities	4,427	4,644
Accounts payable, accrued expenses and other liabilities	420	452
Deferred tax liabilities, net	356	449
Separate account liabilities	648	878
Total liabilities of businesses held for sale	$5,851	$6,423
The held for sale businesses reported Gross unrealized appreciation (depreciation) on securities and derivatives of $(208) million and $137 million and Gross cumulative translation losses on foreign currencies of $366 million and $209 million in our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively.

Note 6 – Earnings Per Share ("EPS")

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2022			June 30, 2021
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,559		$1,559	$1,467		$1,467
Shares:
Weighted average	315,122		315,122	341,479		341,479
Common stock equivalents		3,182	3,182		3,450	3,450
Total shares	315,122	3,182	318,304	341,479	3,450	344,929
EPS	$4.95	$(0.05)	$4.90	$4.30	$(0.05)	$4.25

	Six Months Ended
	June 30, 2022			June 30, 2021
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$2,742		$2,742	$2,628		$2,628
Shares:
Weighted average	316,795		316,795	344,845		344,845
Common stock equivalents		2,989	2,989		3,589	3,589
Total shares	316,795	2,989	319,784	344,845	3,589	348,434
EPS	$8.66	$(0.09)	$8.57	$7.62	$(0.08)	$7.54

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Anti-dilutive options	1.3	1.5	2.0	1.5

The Company held approximately 81.3 million shares of common stock in treasury at June 30, 2022, 71.2 million shares as of December 31, 2021 and 52.2 million shares as of June 30, 2021.

Note 7 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	June 30, 2022	December 31, 2021
Short-term debt
Commercial paper	$1,797	$2,027
$500 million, 3.05% Notes due 11/2022	497	495
$17 million, 8.3% Notes due 1/2023	17	—
$63 million, 7.65% Notes due 3/2023	63	—
Other, including finance leases	23	23
Total short-term debt	$2,397	$2,545
Long-term debt
$17 million, 8.3% Notes due 2023	$—	$17
$63 million, 7.65% Notes due 2023	—	63
$700 million, Floating Rate Notes due 2023	699	699
$1,000 million, 3% Notes due 2023	989	985
$1,187 million, 3.75% Notes due 2023	1,186	1,185
$500 million, 0.613% Notes due 2024	499	498
$1,000 million, 3.5% Notes due 2024	987	983
$900 million, 3.25% Notes due 2025 (1)	895	897
$2,200 million, 4.125% Notes due 2025	2,194	2,193
$1,500 million, 4.5% Notes due 2026	1,503	1,504
$800 million, 1.25% Notes due 2026	797	796
$1,500 million, 3.4% Notes due 2027	1,429	1,423
$259 million, 7.875% Debentures due 2027	259	259
$600 million, 3.05% Notes due 2027	596	596
$3,800 million, 4.375% Notes due 2028	3,783	3,782
$1,500 million, 2.4% Notes due 2030	1,491	1,490
$1,500 million, 2.375% Notes due 2031 (1)	1,414	1,500
$45 million, 8.3% Step Down Notes due 2033	45	45
$190 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,192	2,192
$750 million, 3.2% Notes due 2040	743	743
$121 million, 5.875% Notes due 2041	119	119
$448 million, 6.125% Notes due 2041	489	490
$317 million, 5.375% Notes due 2042	315	315
$1,500 million, 4.8% Notes due 2046	1,466	1,465
$1,000 million, 3.875% Notes due 2047	989	988
$3,000 million, 4.9% Notes due 2048	2,968	2,967
$1,250 million, 3.4% Notes due 2050	1,236	1,236
$1,500 million, 3.4% Notes due 2051	1,476	1,477
Other, including finance leases	35	28
Total long-term debt	$30,984	$31,125
(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 for further information about the Company's interest rate risk management and these derivative instruments.

Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of June 30, 2022, there were no outstanding balances under these revolving credit agreements.
In April 2022, Cigna entered into the following revolving credit agreements (the "Credit Agreements"):
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

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing on April 2026; a $1.0 billion three-year revolving credit agreement maturing on April 2024; and a $1.0 billion 364-day revolving credit agreement maturing in April 2022.

Commercial Paper. Under our commercial paper program we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper average interest rate was 1.60% at June 30, 2022.
The Company was in compliance with its debt covenants as of June 30, 2022.

Interest expense on long-term and short-term debt was $316 million for the three months ended and $630 million for the six months ended June 30, 2022, compared with $311 million for the three months ended and $636 million for the six months ended June 30, 2021.
Note 8 – Common and Preferred Stock

Dividends
In the first and second quarters of 2022, Cigna declared quarterly cash dividends of $1.12 per share of Cigna common stock. In 2021, Cigna initiated and declared quarterly cash dividends of $1.00 per share of Cigna common stock.
The following table provides details of Cigna's dividend payments for the six months ended June 30:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
2021
March 10, 2021	March 25, 2021	$1.00	$345
June 8, 2021	June 23, 2021	$1.00	$342
On July 27, 2022, the Board of Directors declared the third quarter cash dividend of $1.12 per share of Cigna common stock to be paid on September 22, 2022 to shareholders of record on September 7, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Accelerated Share Repurchase Agreements
On June 15, 2022, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("ASR agreements") with Mizuho Markets Americas LLC and Morgan Stanley & Co. LLC (collectively, the "Counterparties") to repurchase $3.5 billion of common stock in aggregate. The ASR agreements provided that if the public announcement of the first closing of the Chubb Transaction did not occur on or before July 1, 2022, the ASR Agreements would be cancelled in whole.

In July 2022, in accordance with the ASR agreements, we remitted $3.5 billion to the Counterparties and received an initial delivery of 10.4 million shares of our common stock. The final number of shares to be received under the ASR agreements will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. We expect final settlement under the ASR agreements to occur in the fourth quarter of 2022. At final settlement, we may be entitled to receive additional shares of our common stock from the Counterparties or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock.
Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	June 30, 2022			December 31, 2021			June 30, 2021
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$371	$6,606	$6,977	$352	$6,702	$7,054	$7,122
Future policy benefits	246	8,454	8,700	312	9,194	9,506	9,531
Unearned premiums	575	415	990	558	418	976	912
Unpaid claims and claim expenses
Cigna Healthcare	4,432	58	4,490	4,159	102	4,261	4,228
Other Operations	506	195	701	548	180	728	722
Total	6,130	15,728	21,858	5,929	16,596	22,525
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)	(476)	(3,951)	(4,427)	(611)	(4,033)	(4,644)
Total insurance and contractholder liabilities	$5,654	$11,777	$17,431	$5,318	$12,563	$17,881	$22,515
(1) Amounts classified as Liabilities of businesses held for sale primarily include $3.6 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of June 30, 2022 and $3.8 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of December 31, 2021.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $4.1 billion at June 30, 2022 and $3.9 billion at June 30, 2021.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment for the six months ended June 30 was as follows:

	Six Months Ended
(In millions)	June 30, 2022	June 30, 2021
Beginning balance	$4,261	$3,695
Less: Reinsurance and other amounts recoverable	261	237
Beginning balance, net	4,000	3,458
Incurred costs related to:
Current year	15,751	15,716
Prior years	(268)	(228)
Total incurred	15,483	15,488
Paid costs related to:
Current year	11,900	12,065
Prior years	3,290	2,858
Total paid	15,190	14,923
Ending balance, net	4,293	4,023
Add: Reinsurance and other amounts recoverable	197	205
Ending balance	$4,490	$4,228
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions for the six months ended June 30 were as follows:

	Six Months Ended
(Dollars in millions)	June 30, 2022		June 30, 2021
	$	% (1)	$	% (2)
Actual completion factors	$84	0.2%	$92	0.3%
Medical cost trend	184	0.6	136	0.5
Total favorable variance	$268	0.8%	$228	0.8%
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

(In millions)	June 30, 2022	June 30, 2021
Other Operations
International businesses held for sale and our interest in a joint venture in Türkiye	$412	$438
Other Operations	289	284
Unpaid claims and claim expenses - Other Operations	$701	$722

Activity in the unpaid claims and claim expenses for international businesses held for sale and our interest in a joint venture in Türkiye is presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been largely reinsured.

	Six Months Ended
(In millions)	June 30, 2022 (1)	June 30, 2021
Beginning balance	$447	$452
Less: Reinsurance	46	45
Beginning balance, net	401	407
Incurred claims related to:
Current year	490	501
Prior years	4	(4)
Total incurred	494	497
Paid claims related to:
Current year	306	314
Prior years	187	181
Total paid	493	495
Foreign currency	(28)	(16)
Ending balance, net	374	393
Add: Reinsurance	38	45
Ending balance	$412	$438
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

A.Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables. The Company's reinsurance recoverables as of June 30, 2022 are presented in the following table by range of external credit rating and collateral level:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$173	$173
BBB- to BBB+ equivalent current credit ratings (1)	—	—	61	61
Not rated	125	4	43	172
Total recoverables related to ongoing operations (2)	125	4	277	406
Acquisition, disposition or run-off activities
A- equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,870	—	2,870
Berkshire Hathaway Life Insurance Company of Nebraska	260	428	—	688
Prudential Retirement Insurance and Annuity (marketed under Empower brand)	140	—	—	140
Prudential Insurance Company of America	394	—	—	394
Life Insurance Company of North America	—	401	—	401
Other	208	19	16	243
Not rated	—	13	3	16
Total recoverables related to acquisition, disposition or run-off activities	1,002	3,731	19	4,752
Total	$1,127	$3,735	$296	$5,158
Allowance for uncollectible reinsurance				(30)
Total reinsurance recoverables (2)				$5,128
(1) Certified by a Nationally Recognized Statistical Rating Organization ("NRSRO").
(2) Includes $164 million of current reinsurance recoverables that are reported in Other current assets and $90 million of recoverables classified as Assets of businesses held for sale as of June 30, 2022.
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

B.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at June 30, 2022.
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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2022	December 31, 2021
Account value	$7,626	$9,795
Net amount at risk	$2,264	$1,392
Number of contractholders (estimated)	160,000	170,000

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

GMIB liabilities totaling $463 million as of June 30, 2022 and $572 million as of December 31, 2021 are classified as Level 3 because fair value inputs are largely unobservable. The GMIB liabilities reflect the Company's credit risk, while the reinsurance recoverable reflects the credit risk of the reinsurers. There were three reinsurers covering 100% of the GMIB exposures as of June 30, 2022 and December 31, 2021 as follows:

(In millions)
Line of Business	Reinsurer	June 30, 2022	December 31, 2021	Collateral and Other Terms at June 30, 2022
GMIB	Berkshire	$230	$283	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	136	167
	Liberty Re (Bermuda) Ltd.	123	151	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$489	$601
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

The following table summarizes the Company's investments by category and current or long-term classification:

	June 30, 2022			December 31, 2021
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$784	$13,166	$13,950	$796	$16,162	$16,958
Equity securities	69	767	836	—	603	603
Commercial mortgage loans	13	1,566	1,579	40	1,526	1,566
Policy loans	—	1,325	1,325	—	1,338	1,338
Other long-term investments	—	4,107	4,107	—	3,574	3,574
Short-term investments	199	—	199	428	—	428
Total	1,065	20,931	21,996	1,264	23,203	24,467
Investments classified as assets of businesses held for sale (1)	(311)	(4,207)	(4,518)	(344)	(4,765)	(5,109)
Investments per Consolidated Balance Sheets	$754	$16,724	$17,478	$920	$18,438	$19,358
(1) Investments related to the international life, accident and supplemental benefits businesses that are held for sale. These investments are primarily comprised of debt securities and other long-term investments, and to a lesser extent, equity securities and short-term investments. See Note 5 to the Consolidated Financial Statements for additional information.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at June 30, 2022:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$820	$813
Due after one year through five years	4,655	4,454
Due after five years through ten years	4,844	4,407
Due after ten years	4,206	3,909
Mortgage and other asset-backed securities	399	367
Total	$14,924	$13,950
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2022
Federal government and agency	$303	$—	$56	$(6)	$353
State and local government	157	—	—	(12)	145
Foreign government	2,471	—	63	(203)	2,331
Corporate	11,594	(45)	151	(946)	10,754
Mortgage and other asset-backed	399	—	2	(34)	367
Total	$14,924	$(45)	$272	$(1,201)	$13,950
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,266	$(5)	$220	$(185)	$2,296
December 31, 2021
Federal government and agency	$287	$—	$101	$(1)	$387
State and local government	154	—	17	—	171
Foreign government	2,468	—	194	(46)	2,616
Corporate	12,361	(23)	1,008	(80)	13,266
Mortgage and other asset-backed	505	—	17	(4)	518
Total	$15,775	$(23)	$1,337	$(131)	$16,958
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,262	$(5)	$720	$(10)	$2,967
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
The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. These debt securities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase. Our allowance for credit losses on debt securities was not material as of June 30, 2022 and December 31, 2021.

	June 30, 2022				December 31, 2021
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$8,378	$9,258	$(880)	2,695	$2,785	$2,861	$(76)	909
Below investment grade	1,124	1,252	(128)	1,405	561	578	(17)	781
More than one year
Investment grade	750	916	(166)	355	382	412	(30)	143
Below investment grade	191	218	(27)	134	162	170	(8)	53
Total	$10,443	$11,644	$(1,201)	4,589	$3,890	$4,021	$(131)	1,886

Equity Securities
The following table provides the values of the Company's equity security investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$831	$426	$257	$207
Equity securities with no readily determinable fair value	283	410	270	396
Total	$1,114	$836	$527	$603
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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio as of June 30, 2022 and December 31, 2021:

(Dollars in millions)	June 30, 2022			December 31, 2021
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$850	2.21		$560	2.18
60% to 79%	567	1.49		883	1.89
80% to 100%	108	1.21		129	1.47
Greater than 100%	63	1.04		—	—
Allowance for credit losses	(9)			(6)
Total	$1,579	1.84	59%	$1,566	1.96	61%

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

	Carrying value as of
(In millions)	June 30, 2022	December 31, 2021
Real estate investments	$1,356	$1,152
Securities partnerships	2,499	2,272
Other	252	150
Total	$4,107	$3,574

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

The gross fair values of our derivative financial instruments are presented in Note 12. As of June 30, 2022 and December 31, 2021, the effects of derivative financial instruments used in these individual hedging strategies were not material to the Consolidated Financial Statements, including gains or losses reclassified from Accumulated other comprehensive loss into Shareholders' net income, amounts excluded from the assessment of hedge effectiveness and fair values of assets posted or held as collateral supporting the fair values of these derivative financial instruments. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		June 30, 2022	December 31, 2021
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars.	Foreign currency swap contracts	$1,073	$1,081
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$1,500	$750
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros, while foreign currency forward contracts are primarily denominated in Korean Won, with the remaining instruments denominated in New Zealand Dollars and Taiwan Dollars. As of June 30, 2022 there were no forward contracts denominated in the Taiwan Dollar.
	Foreign currency swap contracts	$526	$526
	Foreign currency forward contracts (1)	$720	$1,380
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company's foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts (1)	$730	$720
(1) These instruments are associated with the international life, accident and supplemental benefits businesses that are held for sale and will be unwound, terminated, or otherwise disposed in conjunction with the Chubb Transaction.

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

C.Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$(71)	$60	$(390)	$70
Credit loss (expense) recoveries	(24)	(1)	(24)	(10)
Net realized investment gains (losses), before income taxes	$(95)	$59	$(414)	$60
Net realized investment losses for the six months ended June 30, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of June 30, 2022 and December 31, 2021 about the Company's financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to policyholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021
Financial assets at fair value
Debt securities
Federal government and agency	$148	$147	$205	$240	$—	$—	$353	$387
State and local government	—	—	145	171	—	—	145	171
Foreign government	—	—	2,331	2,611	—	5	2,331	2,616
Corporate	—	—	10,327	12,606	427	660	10,754	13,266
Mortgage and other asset-backed	—	—	282	418	85	100	367	518
Total debt securities	148	147	13,290	16,046	512	765	13,950	16,958
Equity securities (1)	9	16	417	160	—	31	426	207
Short-term investments	—	—	199	428	—	—	199	428
Derivative assets	—	—	258	143	—	—	258	143
Financial liabilities at fair value
Derivative liabilities	$—	$—	$54	$33	$—	$—	$54	$33
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

The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities as of June 30, 2022 and December 31, 2021. The range and weighted average basis point ("bps") amounts for liquidity reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions )	June 30, 2022	December 31, 2021	Unobservable input June 30, 2022	June 30, 2022		December 31, 2021
Debt securities
Corporate and government debt securities	$426	$664	Liquidity	60 - 1200 (320)	bps	60 - 1060 (410)	bps
Mortgage and other asset-backed securities	85	100	Liquidity	60 - 500 (180)	bps	60 - 390 (100)	bps
Other debt securities	1	1
Total Level 3 debt securities	$512	$765

A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2022 and 2021. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Debt and Equity Securities
Beginning balance	$686	$903	$796	$854
Total gains (losses) included in shareholders' net income	(2)	(1)	10	(11)
Gains (losses) included in other comprehensive income	(13)	7	(28)	(9)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(11)	1	(23)	(7)
Purchases, sales and settlements
Purchases	27	42	76	71
Settlements	(71)	(9)	(152)	(25)
Total purchases, sales and settlements	(44)	33	(76)	46
Transfers into/(out of) Level 3
Transfers into Level 3	17	37	118	123
Transfers out of Level 3	(121)	(126)	(285)	(142)
Total transfers into/(out of) Level 3	(104)	(89)	(167)	(19)
Ending balance	$512	$854	$512	$854
Total gains (losses) included in Shareholders' net income attributable to instruments held at the reporting date	$(3)	$(1)	$(2)	$(12)
Change in unrealized gains or losses included in Other comprehensive income (loss), net of tax for assets held at the end of the reporting period	$(11)	$7	$(25)	$(9)
(1) Amounts do not accrue to shareholders.

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment gains (losses) and Net investment income.
Gains and losses included in Other comprehensive income (loss), net of tax in the tables above are reflected in Net unrealized appreciation (depreciation) on securities and derivatives in the Consolidated Statements of Comprehensive Income.

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

Fair values of Separate account assets at June 30, 2022 and December 31, 2021 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Guaranteed separate accounts (See Note 18)	$208	$227	$228	$276	$—	$—	$436	$503
Non-guaranteed separate accounts (1)	212	1,130	6,326	6,406	249	334	6,787	7,870
Subtotal	$420	$1,357	$6,554	$6,682	$249	$334	7,223	8,373
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							920	842
Total							8,143	9,215
Separate account assets of businesses classified as held for sale (2)							(648)	(878)
Separate account assets per Consolidated Balance Sheets							$7,495	$8,337
(1)Non-guaranteed separate accounts include $4.2 billion as of June 30, 2022 and $4.5 billion as of December 31, 2021 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of June 30, 2022 and $0.3 billion as of December 31, 2021.
(2)Investments related to the international life, accident and supplemental benefits businesses that are held for sale. See Note 5 to the Consolidated Financial Statements for additional information.
.
Separate account assets classified in Level 3 primarily support Cigna's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2022 or 2021.
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

	Fair Value as of		Unfunded Commitment as of June 30, 2022	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	June 30, 2022	December 31, 2021
Securities partnerships	$540	$513	$252	Not applicable	Not applicable
Real estate funds	376	325	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$920	$842	$252
As of June 30, 2022, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the six months ended June 30, 2022 and 2021, no impairments were recognized requiring these assets to be measured at fair value. Realized investment gains and losses from these observable price changes for the three and six months ended June 30, 2022 and June 30, 2021 were not material.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company's financial instruments not recorded at fair value, however fair value disclosure is required at June 30, 2022 and December 31, 2021. In addition to universal life products and finance leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	June 30, 2022		December 31, 2021
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,499	$1,579	$1,598	$1,566
Long-term debt, including current maturities, excluding finance leases	Level 2	$30,062	$31,526	$35,621	$31,593

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of June 30, 2022 or December 31, 2021. The Company’s involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2021. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2021 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Securities and Derivatives
Beginning balance	$125	$627	$685	$900
Appreciation (depreciation) on securities and derivatives	(541)	170	(1,246)	(172)
Tax (expense) benefit	101	(40)	255	25
Net Appreciation (depreciation) on securities and derivatives	(440)	130	(991)	(147)
Reclassification adjustment for (gains) losses included in Shareholders' net income (Net realized investment (gains) losses)	38	(11)	27	(6)
Reclassification adjustment for tax expense (benefit) included in Shareholders' net income	(8)	3	(6)	2
Net (gains) losses reclassified from AOCI to Shareholders' net income	30	(8)	21	(4)
Other comprehensive income (loss), net of tax	(410)	122	(970)	(151)
Ending balance	$(285)	$749	$(285)	$749

Translation of foreign currencies
Beginning balance	$(294)	$(130)	$(233)	$(15)
Translation of foreign currencies	(180)	16	(240)	(98)
Tax (expense)	(26)	—	(29)	(5)
Other comprehensive income (loss), net of tax	(206)	16	(269)	(103)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	(1)	(1)	(3)	(5)
Shareholders' other comprehensive income (loss), net of tax	(205)	17	(266)	(98)
Ending balance	$(499)	$(113)	$(499)	$(113)

Postretirement benefits liability
Beginning balance	$(1,323)	$(1,728)	$(1,336)	$(1,746)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	17	19	33	39
Reclassification adjustment for settlement (Interest expense and other)	—	1	—	4
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(4)	(5)	(7)	(10)
Net adjustments reclassified from AOCI to Shareholders' net income	13	15	26	33
Valuation update	18	—	18	—
Tax (expense)	(4)	—	(4)	—
Net change due to valuation update	14	—	14	—
Other comprehensive income (loss), net of tax	27	15	40	33
Ending balance	$(1,296)	$(1,713)	$(1,296)	$(1,713)

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
As previously anticipated, during the second quarter of 2022, the Company updated our strategic plan and recognized an additional charge in Selling, general and administrative expenses of $22 million, pre-tax ($17 million, after-tax) related to accrued expenses primarily for severance costs.

The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2021	$103
2022 payments	(37)
Second quarter 2022 charge	22
Balance, June 30, 2022	$88

We expect most of the accrued liability to be paid by the end of 2023.
Note 16 – Leases
Operating and finance lease right-of-use ("ROU") assets and lease liabilities were as follows:

(In millions)	June 30, 2022	December 31, 2021
Operating leases: (1)
Operating lease ROU assets in Other assets	$445	$478

Accrued expenses and other liabilities	$151	$159
Other non-current liabilities	391	436
Total operating lease liabilities	$542	$595

Finance leases:
Property and equipment, gross	$118	$101
Accumulated depreciation	(63)	(51)
Property and equipment, net	$55	$50

Short-term debt	$23	$23
Long-term debt	35	28
Total finance lease liabilities	$58	$51
(1) Operating leases include $28 million as of June 30, 2022 and $27 million as of December 31, 2021 classified as Assets of businesses held for sale and $22 million as of June 30, 2022, and $28 million as of December 31, 2021 classified as Liabilities of businesses held for sale.
Note 17 – Income Taxes
Income Tax Expense
The 20.8% effective tax rate for the three months ended June 30, 2022 and the 21.6% effective tax rate for the six months ended June 30, 2022 were lower than the 22.2% rate for the three months ended June 30, 2021 and the 22.4% rate for the six months ended June 30, 2021. These decreases are primarily attributable to favorable results relative to our foreign operations and for the six months ended June 30, 2022 the favorable impact of the remeasurement of deferred taxes, partially offset by the absence of the favorable impact of non-recurring items recorded in 2021.
Note 18 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2022, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $430 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2022. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2022 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of June 30, 2022.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the six months ended June 30, 2022.
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
Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations. On June 10, 2022, Express Scripts filed a Motion for Partial Summary Judgment seeking to limit Elevance’s remaining prior authorization claims and a Motion to Exclude certain opinions offered by its experts. Elevance filed its opposition to both motions, and a cross-motion to submit a supplemental expert report, on July 9, 2022. Express Scripts’ pending Motions were fully briefed by the end of July 2022.

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
Note 19 – Segment Information
See Note 1 for a description of our segments, including the segment change effective in the fourth quarter of 2021. Prior year segment information has been adjusted to reflect the segment change and a description of our basis of reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy-related transactions between the Evernorth and Cigna Healthcare segments.
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

The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

The following tables present the special items recorded by the Company for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$26	$36	$14	$16	$63	$88	$36	$45
Charge for organizational efficiency plan (Selling, general and administrative expenses)	17	22	—	—	17	22	—	—
Charges (benefits) associated with litigation matters (Selling, general and administrative expenses)	(20)	(28)	—	—	(20)	(28)	(21)	(27)
Debt extinguishment costs	—	—	9	10	—	—	110	141
Total impact from special items	$23	$30	$23	$26	$60	$82	$125	$159

Summarized segment financial information was as follows:

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2022
Revenues from external customers	$33,716	$10,622	$817	$—	$45,155
Intersegment revenues	1,131	586	—	(1,717)
Net investment income	16	178	131	—	325
Total revenues	34,863	11,386	948	(1,717)	45,480
Net realized investment results from certain equity method investments	—	(49)	—	—	(49)
Adjusted revenues	$34,863	$11,337	$948	$(1,717)	$45,431
Income (loss) before income taxes	$1,044	$1,205	$167	$(431)	$1,985
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(13)	—	(2)	—	(15)
Net realized investment (gains) losses (1)	—	(22)	68	—	46
Amortization of acquired intangible assets	444	57	—	—	501
Special items
Integration and transaction-related costs	—	—	—	36	36
Charge for organizational efficiency plan	—	—	—	22	22
Charges (benefits) associated with litigation matters	—	—	—	(28)	(28)
Pre-tax adjusted income (loss) from operations	$1,475	$1,240	$233	$(401)	$2,547

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2021
Revenues from external customers	$31,553	$10,403	$865	$—	$42,821
Intersegment revenues	1,034	590	—	(1,624)
Net investment income	5	180	125	—	310
Total revenues	32,592	11,173	990	(1,624)	43,131
Net realized investment results from certain equity method investments	—	(24)	—	—	(24)
Adjusted revenues	$32,592	$11,149	$990	$(1,624)	$43,107
Income (loss) before income taxes	$929	$1,111	$228	$(370)	$1,898
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(6)	—	(5)	—	(11)
Net realized investment (gains) losses (1)	2	(74)	(11)	—	(83)
Amortization of acquired intangible assets	488	12	3	—	503
Special items
Integration and transaction-related costs	—	—	—	16	16
Debt extinguishment costs	—	—	—	10	10
Pre-tax adjusted income (loss) from operations	$1,413	$1,049	$215	$(344)	$2,333
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2022
Revenues from external customers	$66,005	$21,083	$1,658	$—	$88,746
Intersegment revenues	2,418	1,148	—	(3,566)
Net investment income	26	444	269	—	739
Total revenues	68,449	22,675	1,927	(3,566)	89,485
Net realized investment results from certain equity method investments	—	54	—	—	54
Adjusted revenues	$68,449	$22,729	$1,927	$(3,566)	$89,539
Income (loss) before income taxes	$1,914	$2,064	$382	$(826)	$3,534
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(24)	(1)	(7)	—	(32)
Net realized investment (gains) losses (1)	—	384	84	—	468
Amortization of acquired intangible assets	887	72	—	—	959
Special items
Integration and transaction-related costs	—	—	—	88	88
Charge for organizational efficiency plan	—	—	—	22	22
Charges (benefits) associated with litigation matters	—	—	—	(28)	(28)
Pre-tax adjusted income (loss) from operations	$2,777	$2,519	$459	$(744)	$5,011

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2021
Revenues from external customers	$60,972	$20,688	$1,741	$—	$83,401
Intersegment revenues	2,232	1,099	—	(3,331)
Net investment income	8	439	254	—	701
Total revenues	63,212	22,226	1,995	(3,331)	84,102
Net realized investment results from certain equity method investments	—	(10)	—	—	(10)
Adjusted revenues	$63,212	$22,216	$1,995	$(3,331)	$84,092
Income (loss) before income taxes	$1,678	$2,156	$434	$(857)	$3,411
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(11)	(1)	(11)	—	(23)
Net realized investment (gains) losses (1)	4	(90)	16	—	(70)
Amortization of acquired intangible assets	965	26	7	—	998
Special items
Integration and transaction-related costs	—	—	—	45	45
Charges (benefits) associated with litigation matters	—	—	—	(27)	(27)
Debt extinguishment costs	—	—	—	141	141
Pre-tax adjusted income (loss) from operations	$2,636	$2,091	$446	$(698)	$4,475
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Products (Pharmacy revenues) (ASC 606)
Network revenues	$16,107	$16,166	$31,638	$31,304
Home delivery and specialty revenues	15,268	13,341	29,967	26,115
Other revenues	1,667	1,619	3,379	3,007
Intercompany eliminations	(1,070)	(1,079)	(2,315)	(2,354)
Total pharmacy revenues	31,972	30,047	62,669	58,072
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial
Insured	3,771	3,578	7,491	7,101
Stop loss	1,344	1,194	2,669	2,388
Other	352	308	712	618
U.S. Government
Medicare Advantage	2,053	2,116	4,131	4,208
Medicare Part D	345	410	746	860
Other	1,038	1,227	1,978	2,365
International Health	712	633	1,414	1,274
Total Cigna Healthcare	9,615	9,466	19,141	18,814
International businesses held for sale	737	809	1,500	1,618
Other	74	50	143	108
Intercompany eliminations	—	(2)	(2)	(3)
Total premiums	10,426	10,323	20,782	20,537
Services (Fees) (ASC 606)
Evernorth	1,790	1,456	3,414	2,770
Cigna Healthcare	1,478	1,425	2,974	2,859
Other Operations	4	5	9	10
Other revenues	132	108	147	127
Intercompany eliminations	(647)	(543)	(1,249)	(974)
Total fees and other revenues	2,757	2,451	5,295	4,792
Total revenues from external customers	$45,155	$42,821	$88,746	$83,401

Evernorth may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.0 billion as of June 30, 2022 and $1.1 billion as of December 31, 2021.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2022, compared with December 31, 2021 and our results of operations for the three and six months ended June 30, 2022, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of the 2021 Form 10-K.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition; risks related to strategic transactions and realization of the expected benefits of such transactions, including with respect to the sale of our international life, accident and supplemental benefits businesses, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, including the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or interest rate declines and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors of our 2021 Form 10-K, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. The commentary provided below describes our results for the three and six months ended June 30, 2022 compared with the same periods in 2021. Unless specified otherwise, commentary applies to both the three and six month periods.

Summarized below are certain key measures of our performance by segment for the three and six months ended June 30, 2022 and 2021:

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2022	2021	% Change	2022	2021	% Change
Revenues
Adjusted revenues by segment
Evernorth	$34,863	$32,592	7%	$68,449	$63,212	8%
Cigna Healthcare	11,337	11,149	2	22,729	22,216	2
Other Operations	948	990	(4)	1,927	1,995	(3)
Corporate, net of eliminations	(1,717)	(1,624)	(6)	(3,566)	(3,331)	(7)
Adjusted revenues	45,431	43,107	5	89,539	84,092	6
Net realized investment results from certain equity method investments	49	24	104	(54)	10	N/M
Total revenues	$45,480	$43,131	5%	$89,485	$84,102	6%
Shareholders' net income	$1,559	$1,467	6%	$2,742	$2,628	4%
Adjusted income from operations	$1,981	$1,808	10%	$3,912	$3,472	13%
Earnings per share (diluted)
Shareholders' net income	$4.90	$4.25	15%	$8.57	$7.54	14%
Adjusted income from operations	$6.22	$5.24	19%	$12.23	$9.96	23%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$1,475	$1,413	4%	$2,777	$2,636	5%
Cigna Healthcare	1,240	1,049	18	2,519	2,091	20
Other Operations	233	215	8	459	446	3
Corporate, net of eliminations	(401)	(344)	(17)	(744)	(698)	(7)
Consolidated pre-tax adjusted income from operations	2,547	2,333	9	5,011	4,475	12
Income attributable to noncontrolling interests	15	11	36	32	23	39
Net realized investment gains (losses) (1)	(46)	83	N/M	(468)	70	N/M
Amortization of acquired intangible assets	(501)	(503)	—	(959)	(998)	4
Special items	(30)	(26)	(15)	(82)	(159)	48
Income before income taxes	$1,985	$1,898	5%	$3,534	$3,411	4%
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2022	2021	% Change		2022	2021	% Change
Pharmacy revenues	$31,972	$30,047	6%		$62,669	$58,072	8%
Premiums	10,426	10,323	1		20,782	20,537	1
Fees and other revenues	2,757	2,451	12		5,295	4,792	10
Net investment income	325	310	5		739	701	5
Total revenues	45,480	43,131	5		89,485	84,102	6
Pharmacy and other service costs	31,150	29,001	7		60,963	56,236	8
Medical costs and other benefit expenses	8,192	8,484	(3)		16,460	16,489	—
Selling, general and administrative expenses	3,256	2,996	9		6,555	6,275	4
Amortization of acquired intangible assets	501	503	—		959	998	(4)
Total benefits and expenses	43,099	40,984	5		84,937	79,998	6
Income from operations	2,381	2,147	11		4,548	4,104	11
Interest expense and other	(301)	(298)	(1)		(600)	(612)	2
Debt extinguishment costs	—	(10)	N/M		—	(141)	N/M
Net realized investment gains (losses)	(95)	59	N/M		(414)	60	N/M
Income before income taxes	1,985	1,898	5		3,534	3,411	4
Total income taxes	413	422	(2)		764	764	—
Net income	1,572	1,476	7		2,770	2,647	5
Less: Net income attributable to noncontrolling interests	13	9	44		28	19	47
Shareholders' net income	$1,559	$1,467	6%		$2,742	$2,628	4%
Consolidated effective tax rate	20.8%	22.2%	(140)	bps	21.6%	22.4%	(80)	bps
Medical customers (in thousands)					17,806	16,921	5%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions				Diluted Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Shareholders' net income	$1,559	$1,467	$2,742	$2,628	$4.90	$4.25	$8.57	$7.54
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	16	(70)	371	(57)	0.05	(0.20)	1.16	(0.16)
Amortization of acquired intangible assets	383	388	739	776	1.20	1.12	2.31	2.22
Special items
Integration and transaction-related costs	26	14	63	36	0.08	0.04	0.20	0.10
Charge for organizational efficiency plan	17	—	17	—	0.05	—	0.05	—
Charges (benefits) associated with litigation matters	(20)	—	(20)	(21)	(0.06)	—	(0.06)	(0.06)
Debt extinguishment costs	—	9	—	110	—	0.03	—	0.32
Total special items	23	23	60	125	0.07	0.07	0.19	0.36
Adjusted income from operations	$1,981	$1,808	$3,912	$3,472	$6.22	$5.24	$12.23	$9.96
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Recent Events

Inflation
The United States economy continues to be impacted by rising inflation. We have not experienced material impacts from inflation on our results of operations or cash flows for the three and six months ended June 30, 2022. We continue to monitor our operations, including vendor costs, health care provider costs and drug pricing for any inflationary impacts, and believe we are prepared to respond to inflationary pressures. For further information regarding risks we encounter in our business due to economic conditions including inflationary pressures, see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.

Russian Invasion of Ukraine
The war in Ukraine has significantly affected individuals, economic activity and financial markets on a global scale. Cigna does not have operations or employees in Ukraine or Russia and serves a limited number of customers and clients in these countries. We have not experienced significant impacts to date on our investment portfolio, financial position, or results of operations. For a more complete discussion of the risks we encounter in our business, see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.
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
Commentary: Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
The commentary presented below, and in the segment discussions that follow, compare results for the three and six months ended June 30, 2022 with results for the three and six months ended June 30, 2021.
Shareholders' net income increased, reflecting strong growth in adjusted income from operations (as discussed below) and, for the six month period, the absence in 2022 of debt extinguishment costs incurred in 2021. These favorable effects were partially offset by higher realized investment losses primarily due to unfavorable mark-to-market adjustments on investments in 2022.
Adjusted income from operations increased, primarily due to improved results in Cigna Healthcare, primarily reflecting lower medical care ratios and increased specialty contributions, and in Evernorth, primarily reflecting continued contract affordability improvements and business growth.
Medical customers increased, reflecting growth in our Middle Market, Select and International Health market segments. See "Cigna Healthcare segment" section of this MD&A for discussion of an update to the definitions of U.S. Commercial's market segments.
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
Fees and other revenues increased, primarily reflecting customer growth from our Pharmacy Rebate Program services. See "Evernorth segment" section of this MD&A for further discussion.
Net investment income increased primarily due to strong returns on our partnership investments. See the "Investment Assets" section of this MD&A for further discussion.

Pharmacy and other service costs increased, reflecting higher specialty claims volume due in part to Evernorth's collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs.
Medical costs and other benefit expenses decreased for the three and six months ended June 30, 2022, reflecting reduced customers in our U.S. Government business, primarily resulting from the disposition of the Medicaid business. Decreases also reflect lower direct COVID-19 costs and are partially offset by medical cost trend. See "Cigna Healthcare segment" section of this MD&A for further discussion.
Selling, general and administrative expenses increased for the three months ended June 30, 2022, compared with the same period last year, primarily due to the absence of favorable litigation developments recorded in the second quarter of 2021 and, to a lesser extent, an increase in expenses associated with business growth. For the six months ended June 30, 2022, the increase was primarily driven by expenses associated with business growth.
Interest expense and other was essentially flat.
Debt extinguishment costs declined as no debt was retired early in the first six months of 2022.
Realized investment results were lower, primarily due to unfavorable mark-to-market adjustments on investments in 2022. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased, driven by favorable results relative to our foreign operations and for the six months ended June 30, 2022 the favorable impact of the remeasurement of deferred taxes, partially offset by the absence of the favorable impact of non-recurring items recorded in 2021.
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

Organizational Efficiency Plan
As discussed in Note 15 to the Consolidated Financial Statements, during the fourth quarter of 2021, the Company approved a strategic plan to drive operational efficiencies. We believe this plan, coupled with the divestiture of the international life, accident and supplemental health benefits businesses (described below), will further leverage the Company's ongoing growth to drive operational efficiency through enhancements to organizational structure and increased use of automation and shared services. In connection with these plans, Cigna updated its reporting segments to align with the new business reporting structure and recognized a charge in the fourth quarter of 2021 in the amount of $168 million, pre-tax ($119 million, after-tax).

As previously anticipated, during the second quarter of 2022, the Company updated its strategic plan, primarily for severance costs, and recognized a charge in the amount of $22 million, pre-tax ($17 million, after-tax).

As a result of our Organizational Efficiency Plan, we expect to realize annualized after-tax savings of $184 million. A substantial amount of the savings is expected to be realized in 2022. See Note 15 to the Consolidated Financial Statements for further information regarding our organizational efficiency charge.

Sale of International Life, Accident and Supplemental Benefits Businesses in Six Countries
On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb Transaction"); as previously agreed, we excluded our interest in a joint venture in Türkiye from the Chubb Transaction. We aggregated and classified the assets and liabilities of these businesses as held for sale in our Consolidated Balance

Sheets as of June 30, 2022 and December 31, 2021. See Note 5 to the Consolidated Financial Statements for further information on the classification of these businesses as held for sale. The "Liquidity and Capital Resources" section of this MD&A provides further information on the impact of this transaction to liquidity. See "Other Operations" section of this MD&A for further information on the results of these businesses.

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

Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021
Operating activities	$3,274	$797
Investing activities	$(732)	$(3,024)
Financing activities	$(3,087)	$(4,113)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2022 compared with the same period in 2021.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
As a result of the receipt of the delayed 2021 CMS Part D settlement, lower income tax payments and timing of payments in accounts payable and accrued liabilities in 2022 compared to 2021, cash provided by operating activities increased.

Investing and Financing activities
The Company acquired MDLIVE and had higher net purchases of investments in 2021. These activities resulted in lower cash used in investing activities in 2022.
The Company repurchased less stock and repaid less debt, which resulted in a reduction in cash used in financing activities in 2022.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $1.0 billion for the six months ended June 30, 2022 and $1.3 billion for the six months ended June 30, 2021. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
As of June 30, 2022, Cigna's revolving credit agreements include: a $3.0 billion five-year revolving credit and letter of credit agreement that expires in April 2027; a $1.0 billion three-year revolving credit agreement that expires in April 2025; and a $1.0 billion 364-day revolving credit agreement that expires in April 2023.
As of June 30, 2022, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $3.2 billion of remaining capacity under our commercial paper program and $4.6 billion in cash and short-term investments, approximately $0.7 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 42.1% at June 30, 2022 and 41.7% at December 31, 2021.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $2.5 billion from its subsidiaries without further approvals as of June 30, 2022.
Use of Capital Resources
Capital Expenditures. Capital expenditures for property, equipment and computer software were $612 million in the six months ended June 30, 2022 compared to $500 million in the six months ended June 30, 2021. We expect to continue to invest in technology that we believe will drive future growth. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. During the first six months of 2022, Cigna declared and paid quarterly cash dividends of $1.12 per share of Cigna common stock. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On July 27, 2022, the

Board of Directors declared the third quarter cash dividend of $1.12 per share of Cigna common stock to be paid on September 22, 2022 to shareholders of record on September 7, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Share repurchases. We maintain a share repurchase program authorized by our Board of Directors, under which we may repurchase shares of our common stock from time to time. The timing and actual number of shares repurchased will depend on a variety of factors including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including through Rule 10b5-1 trading plans or privately negotiated transactions. The program may be suspended or discontinued at any time. In February 2022, the Board increased repurchase authority by an additional $6.0 billion.
We repurchased 9.7 million shares for approximately $2.3 billion during the six months ended June 30, 2022, compared to 16.3 million shares for approximately $3.7 billion during the six months ended June 30, 2021. From July 1, 2022 through August 3, 2022, we repurchased 10.4 million shares through the initial delivery under the accelerated share repurchase agreements ("ASR agreements") discussed below. Share repurchase authority was $5.3 billion as of August 3, 2022.
On June 15, 2022, as part of our existing share repurchase program, we entered into separate ASR agreements with Mizuho Markets Americas LLC and Morgan Stanley & Co. LLC (collectively, the "Counterparties") to repurchase $3.5 billion of common stock in aggregate. In July 2022, in accordance with the ASR agreements we remitted $3.5 billion to the Counterparties and received an initial delivery of 10.4 million shares of our common stock. We expect final settlement under the ASR agreements to occur in the fourth quarter of 2022. See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.

Strategic investments. In 2022, we committed an additional $450 million (which in aggregate represents a $700 million commitment) to Cigna Ventures, our strategic corporate venture fund. Cigna Ventures will use this funding to drive continuous health care transformation, innovation and growth.
Sale of international life, accident and supplemental benefits businesses in six countries. On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. Cigna estimates it will receive approximately $5.1 billion of net after-tax proceeds from this transaction and expects to utilize the after-tax proceeds primarily for share repurchases, with $3.5 billion used to fund the purchases of our common stock pursuant to the ASR agreements (as described above).

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
Supply Chain Financing Program
We facilitate a voluntary supply chain finance program (the "program") that provides suppliers the opportunity to sell their receivables due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis in order to be paid earlier than our payment terms provide. Cigna is not a party to the program and agrees to commercial terms with its suppliers independently of their participation in the program. A supplier's participation in the program has no impact on our payment terms and Cigna has no economic interest in a supplier’s decision to participate in the program. The suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institution. No guarantees are provided by Cigna or any of our subsidiaries under the program. We have been informed by the financial institution that $133 million as of June 30, 2022 and $331 million as of December 31, 2021 of our outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the program. These amounts are reflected in Accounts payable in Cigna's Consolidated Balance Sheets.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 18 to the Consolidated Financial Statements for discussion of various guarantees. During the six months ended June 30, 2022, there was no material change to the contractual obligations reported in our 2021 Form 10-K.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2021 Form 10-K. As of June 30, 2022, there were no significant changes to the critical accounting estimates from what was reported in our 2021 Form 10-K.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. During the fourth quarter of 2021, in connection with the Chubb Transaction, we revised our business reporting structure and adjusted our segment reporting accordingly. Segment results for the three and six months ended June 30, 2021 have been restated to conform to the new segment presentation.
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
Evernorth Segment
Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy benefits services, specialty pharmacy and care services. As described in the introduction to Segment Reporting, Evernorth's performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.
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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021			2022	2021
Total revenues	$34,863	$32,592	7%		$68,449	$63,212	8%
Adjusted revenues (1)	$34,863	$32,592	7%		$68,449	$63,212	8%
Gross profit	$2,151	$2,075	4%		$4,162	$3,918	6%
Adjusted gross profit (1)	$2,151	$2,075	4%		$4,162	$3,918	6%
Pre-tax adjusted income from operations	$1,475	$1,413	4%		$2,777	$2,636	5%
Pre-tax adjusted margin	4.2%	4.3%	(10)	bps	4.1%	4.2%	(10)	bps
Adjusted expense ratio (2)	1.9%	2.0%	(10)	bps	2.0%	2.0%	—	bps

	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2022	2021			2022	2021
Selected Financial Information
Pharmacy revenue by distribution channel
Adjusted network revenues (1)	$16,107	$16,166	—%		$31,638	$31,304	1%
Adjusted home delivery and specialty revenues (1)	15,268	13,341	14		29,967	26,115	15
Other pharmacy revenues	1,667	1,619	3		3,379	3,007	12
Total adjusted pharmacy revenues (1)	$33,042	$31,126	6%		$64,984	$60,426	8%
Adjusted fees and other revenues (1)	1,805	1,461	24		3,439	2,778	24
Net investment income	16	5	220		26	8	225
Adjusted revenues (1)	$34,863	$32,592	7%		$68,449	$63,212	8%
Pharmacy script volume (3)
Adjusted network scripts	323	339	(5)%		638	662	(4)%
Adjusted home delivery and specialty scripts	69	71	(3)		139	141	(1)
Total adjusted scripts	392	410	(4)%		777	803	(3)%
Generic fill rate (4)
Network	87.6%	85.3%	230	bps	87.4%	86.3%	110	bps
Home delivery	85.8%	85.7%	10	bps	85.6%	85.8%	(20)	bps
Overall generic fill rate	87.5%	85.4%	210	bps	87.2%	86.2%	100	bps
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

Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
Adjusted network revenues increased for the six months ended June 30, 2022, reflecting increased prices due to inflation on branded drugs; partially offset by lower claims volume and a slight change in claims mix due to an increase in the generic fill rate. Adjusted network revenues decreased for the three months ended, reflecting lower claims volume and a slight change in claims mix due to an increase in the generic fill rate; partially offset by increased prices due to inflation on branded drugs.

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

Adjusted fees and other revenues increased, reflecting customer growth from our Pharmacy Rebate Program services and the acquisition and subsequent growth of the MDLIVE business.

Adjusted gross profit and pre-tax adjusted income from operations increased, reflecting continued contract affordability improvements and business growth. The increase was partially offset by strategic investments in expanding our services portfolio and digital capabilities as well as lower volume in our network and home delivery businesses. Pre-tax adjusted income from operations also increased due to expense favorability.

The adjusted expense ratio was flat, reflecting higher revenues as well as increased strategic investments in expanding our services portfolio and digital capabilities.

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

Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021			2022	2021
Adjusted revenues	$11,337	$11,149	2%		$22,729	$22,216	2%
Pre-tax adjusted income from operations	$1,240	$1,049	18%		$2,519	$2,091	20%
Pre-tax adjusted margin	10.9%	9.4%	150	bps	11.1%	9.4%	170	bps
Medical care ratio	80.7%	84.4%	370	bps	81.1%	82.7%	160	bps
Adjusted expense ratio	20.6%	18.9%	(170)	bps	20.6%	20.6%	—	bps
Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
Adjusted revenues increased for the three months and six months ended June 30, 2022, reflecting increases in U.S. Commercial partially offset by decreases in U.S. Government. The increases in U.S. Commercial adjusted revenues reflects increased specialty contributions, higher premium rates due to anticipated underlying medical cost trend as well as customer growth. The decreases in U.S. Government adjusted revenues reflects the disposition of the Medicaid business.
Pre-tax adjusted income from operations increased for the three months and six months ended June 30, 2022, reflecting increased contributions from U.S. Commercial, U.S. Government and International Health. These increases were primarily due to lower medical care ratios and increased specialty contributions in U.S. Commercial; partially offset by the absence of favorable non-recurring items recorded in 2021.
The medical care ratio decreased for the three months and six months ended June 30, 2022, primarily due to medical costs that have moderated since 2021, including lower direct COVID-19 costs and effective execution in pricing and affordability initiatives, in U.S. Commercial as well as improved Medicare Advantage risk adjustment revenues. The decrease for the six months ended June 30, 2022 was partially offset by U.S. Government risk adjustment updates related to prior years that were recognized in the first quarter of 2022.
The adjusted expense ratio increased for the three months ended June 30, 2022, primarily reflecting the absence of favorable litigation developments recorded in 2021. The adjusted expense ratio was flat for the six months ended June 30, 2022.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Effective in the second quarter of 2022, the Company updated its U.S. Commercial market segments as follows: the National segment comprises employers with 3,000 or more eligible employees, and the Middle Market segment comprises employers with 500 to 2,999 eligible employees, Taft-Hartley plans, and other groups. Previously, the National segment comprised multi-state employers with 5,000 or more eligible employees and the Middle Market segment comprised employers with 500 to 4,999 eligible employees, single-site employers with more than 5,000 employees, Taft-Hartley plans and other groups. There have been no updates to the Select (employers generally with 51 to 499 eligible employees) or Small Group (employers generally with 2 to 50 eligible employees) market segments.

	As of June 30,
(In thousands)	2022	2021	% Change
Cigna Healthcare Medical Customers

Insured	4,705	4,664	1%
U.S. Commercial	2,187	2,128	3%
U.S. Government	1,374	1,484	(7)%
International Health (1)	1,144	1,052	9%

Services only	13,101	12,257	7%
U.S. Commercial	12,465	11,632	7%
U.S. Government	5	—	N/M %
International Health (1)	631	625	1%

Total	17,806	16,921	5%
(1) International Health excludes medical customers served by less than 100% owned subsidiaries and customers that are part of the businesses sold pursuant to the Chubb Transaction.

Our medical customer base increased at June 30, 2022, reflecting growth in our Middle Market, Select and International Health market segments; partially offset by the disposition of the Medicaid business.

Unpaid Claims and Claim Expenses

(In millions)	As of June 30, 2022	As of December 31, 2021	% Change
Unpaid claims and claim expenses – Cigna Healthcare	$4,490	$4,261	5%
Our unpaid claims and claim expenses liability was higher as of June 30, 2022, primarily due to stop loss seasonality; partially offset by Medicare Part D invoice cycle timing and the disposition of the Medicaid business.

Other Operations
Other Operations includes the International businesses sold to Chubb on July 1, 2022, Corporate Owned Life Insurance ("COLI"), our interest in a joint venture in Türkiye and the Company's run-off operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021			2022	2021
Adjusted revenues	$948	$990	(4)%		$1,927	$1,995	(3)%
Pre-tax adjusted income from operations	$233	$215	8%		$459	$446	3%
Pre-tax adjusted margin	24.6%	21.7%	290	bps	23.8%	22.4%	140	bps
Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
Adjusted revenues decreased primarily due to unfavorable foreign currency movements, largely offset by business growth and higher net investment income in the International businesses.
Pre-tax adjusted income from operations increased primarily due to higher earnings in the Run-off businesses and COLI.
Other Items Related to International Businesses Sold to Chubb
For the three months ended June 30, 2022, 84% of Other Operations' adjusted revenues and 85% of its pre-tax adjusted income from operations was associated with International businesses sold to Chubb on July 1, 2022. For the six months ended June 30, 2022, 84% of Other Operations' adjusted revenues and 88% of its pre-tax adjusted income from operations was associated with sold International businesses; as a result of the sale, Other Operations' adjusted revenues and pre-tax adjusted income from operations will decrease in future periods.
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

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2022	2021		2022	2021
Pre-tax adjusted loss from operations	$(401)	$(344)	(17)%	$(744)	$(698)	(7)%

Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
Pre-tax adjusted loss from operations increased, reflecting an increase in operating expenses for enterprise-wide initiatives.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of June 30, 2022 and December 31, 2021. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	June 30, 2022	December 31, 2021
Debt securities	$13,950	$16,958
Equity securities	836	603
Commercial mortgage loans	1,579	1,566
Policy loans	1,325	1,338
Other long-term investments	4,107	3,574
Short-term investments	199	428
Total	21,996	24,467
Investments classified as assets of businesses held for sale (1)	(4,518)	(5,109)
Investments per Consolidated Balance Sheets	$17,478	$19,358
(1) Investments related to the international life, accident and supplemental benefits businesses that are held for sale. See Note 5 to the Consolidated Financial Statements for additional information.
Investment Outlook
We continue to actively monitor current economic conditions driven by the pace of the pandemic recovery, recent geopolitical events and fiscal and monetary policy responses (including the resulting supply chain and labor market dynamics), and the portfolio impact of recent higher levels of both interest rates and inflation. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. The below discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties in the following discussion remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.
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
The following table reflects our portfolio of debt securities by type of issuer as of June 30, 2022 and December 31, 2021:

(In millions)	June 30, 2022	December 31, 2021
Federal government and agency	$353	$387
State and local government	145	171
Foreign government	2,331	2,616
Corporate	10,754	13,266
Mortgage and other asset-backed	367	518
Total	$13,950	$16,958

Our debt securities portfolio decreased during the six months ended June 30, 2022, reflecting a decrease in valuations driven by a significant rise in treasury rates and credit spreads, and net sales activity.
As of June 30, 2022, $12.0 billion, or 86% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.9 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.

Debt securities include private placement assets of $4.3 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. Elevated global inflation rates experienced during 2022, as well as continuing supply chain disruptions have displaced the ongoing impacts of the COVID-19 pandemic as the primary risks that many of the issuers in our portfolio are facing. To date, most issuers have been successful in managing the cost escalation and product shortages without undue margin pressure. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Foreign government obligations are concentrated in Asia, primarily South Korea and Taiwan, consistent with our risk management practice and local regulatory requirements of our international business operations. We expect the amount of these foreign government obligations to decrease significantly upon the close of our sale of certain international businesses during the third quarter of 2022 as discussed in Note 5 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of June 30, 2022, the $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.

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
We assess the credit quality of our commercial mortgage loan portfolio annually by reviewing each holding’s most recent financial statements, rent rolls, budgets, and relevant market reports. The review performed in the second quarter of 2022 confirmed ongoing strong overall credit quality in line with the previous year’s results.
We continue to monitor the long-term impacts of COVID-19 on office sector fundamentals due to multiple headwinds that may impact future valuations: expanded work from home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital intensive assets (e.g., office and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 30% exposure to office properties.

Other Long-term Investments
Other long-term investments of $4.1 billion as of June 30, 2022 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The increase in other long-term investments of $0.5 billion since December 31, 2021 is primarily driven by net additional funding activity and value creation in the underlying investments. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 100 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the second quarter largely reflects the underlying financial information from the first quarter of 2022. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $1.0 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $9.0 billion as of June 30, 2022. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. Approximately 1% of the joint venture's investment assets are exposed to private real estate property developers in the China market. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of June 30, 2022.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section of our 2021 Form 10-K. Due primarily to decreases in the fair value of our debt securities and long-term debt since December 31, 2021, the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments has changed. In the event of a hypothetical 100 basis point increase in interest rates, the fair value of certain non-insurance financial instruments would decrease approximately $1.1 billion at June 30, 2022 compared to $1.4 billion at December 31, 2021. Further, under the same hypothetical 100 basis point increase in interest rates scenario, the fair value of the Company's long-term debt would decrease approximately $2.0 billion at June 30, 2022 compared to approximately $2.9 billion at December 31, 2021. Changes in the fair value of our long-term debt do not impact our financial position or operating results.

After the Chubb Transaction we expect reductions in our risk exposures to interest rates and foreign currency exchange rates. The impact of a hypothetical 100 basis point increase in interest rates on the fair value of certain non-insurance financial instruments of a $1.1 billion decrease cited above would decline to a $0.8 billion decrease excluding the businesses held for sale as of June 30, 2022. The impact of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies excluding the businesses held for sale would be an insignificant amount as of June 30, 2022 as compared to a decrease of approximately $0.3 billion as of December 31, 2021.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 18 to the Consolidated Financial Statements is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna's share repurchase activity for the quarter ended June 30, 2022:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2022	1,519,764	$253.80	1,517,385	$9,444,290,632
May 1-31, 2022	1,605,175	$260.50	1,604,582	$9,026,293,505
June 1-30, 2022	793,253	$256.02	792,733	$8,823,335,866
Total	3,918,192	$256.99	3,914,700	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 2,379 shares in April, 593 shares in May and 520 shares in June 2022.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From July 1, 2022 through August 3, 2022, we repurchased 10.4 million shares through the initial delivery under the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. Such repurchases were made pursuant to the Company's share repurchase program described above. Share repurchase authority was $5.3 billion as of August 3, 2022.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
10.1
Revolving Credit and Letter of Credit Agreement, dated as of April 28, 2022, with the banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners
Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 29, 2022 and incorporated herein by reference.
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
101
The following materials from Cigna Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 4, 2022

CIGNA CORPORATION

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)