Form 10-Q
period 2022-09-30
Cigna Corp
filed 2022-11-03
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
(860) 226-6000
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 31, 2022, 305,739,004 shares of the issuer's common stock were outstanding.

Cigna Corporation
As used herein, "Cigna" or the "Company" refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
a

Cigna Corporation Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Revenues
Pharmacy revenues	$32,762	$31,013	$95,431	$89,085
Premiums	9,586	10,275	30,368	30,812
Fees and other revenues	2,728	2,532	8,023	7,324
Net investment income	204	468	943	1,169
TOTAL REVENUES	45,280	44,288	134,765	128,390
Benefits and expenses
Pharmacy and other service costs	31,777	30,070	92,740	86,306
Medical costs and other benefit expenses	7,754	8,330	24,214	24,819
Selling, general and administrative expenses	3,148	3,093	9,703	9,368
Amortization of acquired intangible assets	460	501	1,419	1,499
TOTAL BENEFITS AND EXPENSES	43,139	41,994	128,076	121,992
Income from operations	2,141	2,294	6,689	6,398
Interest expense and other	(304)	(303)	(904)	(915)
Debt extinguishment costs	—	—	—	(141)
Gain on sale of businesses	1,735	—	1,735	—
Net realized investment (losses) gains	(81)	68	(495)	128
Income before income taxes	3,491	2,059	7,025	5,470
TOTAL INCOME TAXES	713	424	1,477	1,188
Net income	2,778	1,635	5,548	4,282
Less: Net income attributable to noncontrolling interests	21	14	49	33
SHAREHOLDERS' NET INCOME	$2,757	$1,621	$5,499	$4,249
Shareholders' net income per share
Basic	$9.07	$4.84	$17.60	$12.44
Diluted	$8.97	$4.80	$17.42	$12.32
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income	$2,778	$1,635	$5,548	$4,282
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(99)	32	(1,069)	(119)
Net translation gains (losses) on foreign currencies	161	(125)	(108)	(228)
Postretirement benefits liability adjustment	10	16	50	49
Other comprehensive income (loss), net of tax	72	(77)	(1,127)	(298)
Total comprehensive income	2,850	1,558	4,421	3,984

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	3	4	8	12
Net income attributable to other noncontrolling interests	18	10	41	21
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	1	(1)	(2)	(6)
Total comprehensive income attributable to noncontrolling interests	22	13	47	27
SHAREHOLDERS' COMPREHENSIVE INCOME	$2,828	$1,545	$4,374	$3,957
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation Consolidated Balance Sheets
	Unaudited
	As of September 30,	As of December 31,
(In millions)	2022	2021
Assets
Cash and cash equivalents	$7,079	$5,081
Investments	783	920
Accounts receivable, net	17,275	15,071
Inventories	4,017	3,722
Other current assets	1,016	1,283
Assets of businesses held for sale	—	10,057
Total current assets	30,170	36,134
Long-term investments	16,273	18,438
Reinsurance recoverables	4,826	4,970
Deferred policy acquisition costs	764	677
Property and equipment	3,744	3,692
Goodwill	45,807	45,811
Other intangible assets	32,885	34,102
Other assets	2,480	2,728
Separate account assets	7,260	8,337
TOTAL ASSETS	$144,209	$154,889
Liabilities
Current insurance and contractholder liabilities	$6,095	$5,318
Pharmacy and other service costs payable	16,676	15,309
Accounts payable	6,870	6,655
Accrued expenses and other liabilities	7,986	7,322
Short-term debt	3,488	2,545
Liabilities of businesses held for sale	—	6,423
Total current liabilities	41,115	43,572
Non-current insurance and contractholder liabilities	11,655	12,563
Deferred tax liabilities, net	7,777	8,346
Other non-current liabilities	3,179	3,762
Long-term debt	28,090	31,125
Separate account liabilities	7,260	8,337
TOTAL LIABILITIES	99,076	107,705
Contingencies — Note 18
Redeemable noncontrolling interests	50	54
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	29,395	29,574
Accumulated other comprehensive loss	(2,009)	(884)
Retained earnings	37,041	32,593
Less: Treasury stock, at cost	(19,390)	(14,175)
TOTAL SHAREHOLDERS' EQUITY	45,041	47,112
Other noncontrolling interests	42	18
Total equity	45,083	47,130
Total liabilities and equity	$144,209	$154,889
(1) Par value per share, $0.01; shares issued, 397 million as of September 30, 2022 and 394 million as of December 31, 2021; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended September 30, 2022
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2022	$4	$29,930	$(2,080)	$34,626	$(16,588)	$45,892	$30	$45,922	$45
Effects of issuing stock for employee benefits plans		165			(2)	163		163
Other comprehensive income			71			71		71	1
Net income				2,757		2,757	18	2,775	3
Common dividends declared (per share: $1.12)				(342)		(342)		(342)
Repurchase of common stock		(700)			(2,800)	(3,500)		(3,500)
Other transactions impacting noncontrolling interests		—				—	(6)	(6)	1
Balance at September 30, 2022	$4	$29,395	$(2,009)	$37,041	$(19,390)	$45,041	$42	$45,083	$50

Three Months Ended September 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2021	$4	$29,403	$(1,077)	$30,513	$(10,134)	$48,709	$7	$48,716	$51
Effect of issuing stock for employee benefit plans		76			(1)	75		75
Other comprehensive loss			(76)			(76)		(76)	(1)
Net income				1,621		1,621	10	1,631	4
Common dividends declared (per share: $1.00)				(331)		(331)		(331)
Repurchase of common stock		(400)			(2,181)	(2,581)		(2,581)
Other transactions impacting noncontrolling interests		(2)				(2)	(5)	(7)	2
Balance at September 30, 2021	$4	$29,077	$(1,153)	$31,803	$(12,316)	$47,415	$12	$47,427	$56
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2022
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021	$4	$29,574	$(884)	$32,593	$(14,175)	$47,112	$18	$47,130	$54
Effect of issuing stock for employee benefit plans		521			(75)	446		446
Other comprehensive loss			(1,125)			(1,125)		(1,125)	(2)
Net income				5,499		5,499	41	5,540	8
Common dividends declared (per share: $3.36)				(1,051)		(1,051)		(1,051)
Repurchase of common stock		(700)			(5,140)	(5,840)		(5,840)
Other transactions impacting noncontrolling interests		—				—	(17)	(17)	(10)
Balance at September 30, 2022	$4	$29,395	$(2,009)	$37,041	$(19,390)	$45,041	$42	$45,083	$50

Nine Months Ended September 30, 2021
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		507			(90)	417		417
Other comprehensive loss			(292)			(292)		(292)	(6)
Net income				4,249		4,249	21	4,270	12
Common dividends declared (per share: $3.00)				(1,021)		(1,021)		(1,021)
Repurchase of common stock		(400)			(5,854)	(6,254)		(6,254)
Other transactions impacting noncontrolling interests		(5)				(5)	(16)	(21)	(8)
Balance at September 30, 2021	$4	$29,077	$(1,153)	$31,803	$(12,316)	$47,415	$12	$47,427	$56
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2022	2021
Cash Flows from Operating Activities
Net income	$5,548	$4,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,202	2,180
Realized investment losses (gains), net	495	(128)
Deferred income tax benefit	(300)	(104)
Gain on sale of businesses	(1,735)	—
Debt extinguishment costs	—	141
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(2,339)	(4,039)
Inventories	(296)	145
Deferred policy acquisition costs	(127)	(182)
Reinsurance recoverable and Other assets	454	(281)
Insurance liabilities	981	863
Pharmacy and other service costs payable	1,368	1,357
Accounts payable and Accrued expenses and other liabilities	225	(1,411)
Other, net	81	93
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,557	2,916
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	1,406	1,052
Investment maturities and repayments:
Debt securities and equity securities	1,124	1,265
Commercial mortgage loans	73	127
Other sales, maturities and repayments (primarily short-term and other long-term investments)	906	1,261
Investments purchased or originated:
Debt securities and equity securities	(2,457)	(2,742)
Commercial mortgage loans	(84)	(233)
Other (primarily short-term and other long-term investments)	(1,109)	(1,768)
Property and equipment purchases, net	(950)	(850)
Acquisitions, net of cash acquired	—	(1,836)
Divestitures, net of cash sold	4,838	(61)
Other, net	(33)	51
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,714	(3,734)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	121	132
Withdrawals and benefit payments from contractholder deposit funds	(161)	(139)
Net change in short-term debt	(2,051)	1,633
Payments for debt extinguishment	—	(136)
Repayment of long-term debt	—	(4,578)
Net proceeds on issuance of long-term debt	—	4,260
Repurchase of common stock	(5,874)	(6,321)
Issuance of common stock	317	301
Common stock dividend paid	(1,050)	(1,017)
Other, net	94	24
NET CASH USED IN FINANCING ACTIVITIES	(8,604)	(5,841)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(98)	(46)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,569	(6,705)
Cash, cash equivalents and restricted cash January 1, (1)	5,548	10,245
Cash, cash equivalents and restricted cash September 30, per Consolidated Balance Sheets (2)	$7,117	$3,540
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,346	$1,916
Interest paid	$923	$950
(1) Includes $425 million reported in Assets of businesses held for sale as of January 1, 2022.
(2) Restricted cash and cash equivalents were reported in Other long-term investments as of September 30, 2022 and September 30, 2021.
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
Details of the Company's reporting segments and recent changes are provided below:
On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb transaction") (see Notes 4 and 5). During the fourth quarter of 2021, in connection with the Chubb transaction, we revised our business reporting structure and adjusted our segment reporting accordingly. Segment results for the three and nine months ended September 30, 2021 have been restated to conform to the new segment presentation (see Note 19).

A full description of our segments follows:
Evernorth includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in pharmacy benefits services, specialty pharmacy and care services, which are provided to health plans, employers, government organizations and health care providers.
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
•Our interest in a joint venture in Türkiye: In October 2022, we entered into an agreement to sell our interest to our partner. We are targeting to close the transaction by the end of 2022, subject to applicable regulatory approvals and customary closing conditions.
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

Recent Accounting Pronouncements
There were no new accounting standards adopted as of September 30, 2022 that had a material impact on our financial statements. There are no accounting pronouncements not yet adopted, with the exception of Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI") that are expected to impact Cigna's operations or our financial statements.

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
•Discount rate assumptions to be updated quarterly based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed-income instrument"), with any changes reflected in other comprehensive income. The upper-medium grade fixed-income instrument yield is interpreted to mean A-rated.
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
•Additional disclosures, including disaggregated roll forwards for the liability for future policy benefits, market risk benefits, separate account liabilities and DAC, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
•Transition methods at adoption vary:
•Changes to the liability for future policy benefits to use a modified retrospective approach applied to all outstanding contracts on the basis of their existing carrying amounts as of the beginning of the earliest period presented, with an option to elect a full retrospective transition under certain criteria. Remeasuring the future policy benefits liability for the discount rate to be recorded through Accumulated other comprehensive loss at transition.
•DAC to follow the transition method used for future policyholder benefits.
•Market risk benefits to be transitioned retrospectively and measured at fair value at the beginning of the earliest period presented. The difference between this fair value and carrying value to be recognized in the opening balance of retained earnings, excluding the effect of credit risk changes that are to be recognized in Accumulated other comprehensive loss.
Expected effects:

•The new guidance will apply to our long-duration insurance products predominantly within the Cigna Healthcare segment and Other Operations.
•The Company developed a cross-functional implementation project plan and is executing on the necessary changes to our systems, processes and controls.
•The Company will adopt the standard on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and DAC. We currently do not expect the impact of adoption to be material to Shareholders' equity.
•While we currently do not expect adoption to result in a material restatement of prior periods, we continue to model the new requirements of the standard and their impacts to financial results across various products. It is possible that our income recognition pattern could change for several reasons:
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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	September 30, 2022	December 31, 2021
Noninsurance customer receivables	$7,544	$6,274
Pharmaceutical manufacturers receivables	7,005	5,463
Insurance customer receivables	2,406	2,932
Other receivables	320	456
Total		15,125
Accounts receivable, net classified as Assets of businesses held for sale		(54)
Accounts receivable, net per Consolidated Balance Sheets	$17,275	$15,071

These receivables are reported net of our allowances of $1.7 billion as of September 30, 2022 and $1.4 billion as of December 31, 2021. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $80 million as of September 30, 2022 and $60 million as of December 31, 2021.

Note 4 – Mergers, Acquisitions and Divestitures

A.Divestiture of International Businesses

On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. The Company recognized a gain of $1.7 billion pre-tax ($1.4 billion after-tax), which includes recognition of previously unrealized capital losses on investments sold and translation loss on foreign currencies (see Note 14 for further information). Also see Note 5 for further information regarding the assets and liabilities of these divested businesses.

B.Acquisition of MDLIVE

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

The results of MDLIVE have been included in the Company's Consolidated Financial Statements from the date of the acquisition. We remain on track and are nearly complete with MDLIVE integration activities. Revenues from MDLIVE and their results of operations were not material to Cigna's consolidated results of operations for the three and nine months ended September 30, 2021. The pro forma effects of this acquisition for prior periods were not material to our consolidated results of operations.
C.Integration and Transaction-related Costs
In the first nine months of 2022 and 2021, the Company incurred costs related to the acquisition of MDLIVE, the sale of the U.S. Group Disability and Life business and the terminated merger with Elevance Health, Inc. ("Elevance"), formerly known as Anthem, Inc. In the first nine months of 2022, the Company also incurred costs related to the Chubb transaction. These costs were $24 million pre-tax ($23 million after-tax) for the three months ended and $112 million pre-tax ($86 million after-tax) for the nine months ended September 30, 2022, compared with $13 million pre-tax ($(35) million after-tax) for the three months ended and $58 million pre-tax ($1 million after-tax) for the nine months ended September 30, 2021. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. After-tax costs for the three and nine months ended September 30, 2021 included a tax benefit from the resolution of a tax matter related to the sold Group Disability and Life business.

Note 5 – Assets and Liabilities of Businesses Held for Sale

On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. See Note 4 for information on the gain recognized upon sale.
The Company aggregated and classified the assets and liabilities of these businesses as held for sale in our Consolidated Balance Sheet as of December 31, 2021. The assets and liabilities of our interest in a joint venture in Türkiye were also classified as held for sale in our Consolidated Balance Sheet as of December 31, 2021; however, we subsequently agreed to exclude this business from the Chubb transaction and the assets and liabilities are no longer classified as held for sale.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	December 31, 2021
Cash and cash equivalents	$406
Investments	5,109
Deferred policy acquisition costs	2,755
Separate account assets	878
Goodwill, other intangible assets and all other assets	909
Total assets of businesses held for sale	10,057
Insurance and contractholder liabilities	4,644
Accounts payable, accrued expenses and other liabilities	452
Deferred tax liabilities, net	449
Separate account liabilities	878
Total liabilities of businesses held for sale	$6,423
The held for sale businesses reported Gross unrealized appreciation on securities and derivatives of $137 million and Gross cumulative translation losses on foreign currencies of $209 million within Accumulated other comprehensive loss in our Consolidated Balance Sheet as of December 31, 2021.
Note 6 – Earnings Per Share ("EPS")

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2022			September 30, 2021
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$2,757		$2,757	$1,621		$1,621
Shares:
Weighted average	303,854		303,854	335,166		335,166
Common stock equivalents		3,663	3,663		2,413	2,413
Total shares	303,854	3,663	307,517	335,166	2,413	337,579
EPS	$9.07	$(0.10)	$8.97	$4.84	$(0.04)	$4.80

	Nine Months Ended
	September 30, 2022			September 30, 2021
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$5,499		$5,499	$4,249		$4,249
Shares:
Weighted average	312,434		312,434	341,583		341,583
Common stock equivalents		3,213	3,213		3,197	3,197
Total shares	312,434	3,213	315,647	341,583	3,197	344,780
EPS	$17.60	$(0.18)	$17.42	$12.44	$(0.12)	$12.32

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Anti-dilutive options	—	1.5	1.3	1.5

The Company held approximately 91.8 million shares of common stock in treasury at September 30, 2022, 71.2 million shares as of December 31, 2021 and 62.6 million shares as of September 30, 2021.
The increase in Treasury stock as of September 30, 2022 and the reduction in weighted average shares outstanding for the three and nine months ended September 30, 2022 was driven in part by 10.4 million shares of our common stock repurchased in July 2022 under the accelerated share repurchase agreements (the "ASR agreements"). Additionally, we expect final settlement of the ASR agreements to occur in the fourth quarter. See Note 8 for additional information.

Note 7 – Debt
The outstanding amounts of debt and finance leases were as follows:

(In millions)	September 30, 2022	December 31, 2021
Short-term debt
Commercial paper	$—	$2,027
$500 million, 3.05% Notes due November 2022	499	495
$17 million, 8.3% Notes due January 2023	17	—
$63 million, 7.65% Notes due March 2023	63	—
$700 million, Floating Rate Notes due July 2023	699	—
$1,000 million, 3% Notes due July 2023	992	—
$1,187 million, 3.75% Notes due July 2023	1,186	—
Other, including finance leases	32	23
Total short-term debt	$3,488	$2,545
Long-term debt
$17 million, 8.3% Notes due January 2023	$—	$17
$63 million, 7.65% Notes due March 2023	—	63
$700 million, Floating Rate Notes due July 2023	—	699
$1,000 million, 3% Notes due July 2023	—	985
$1,187 million, 3.75% Notes due July 2023	—	1,185
$500 million, 0.613% Notes due March 2024	499	498
$1,000 million, 3.5% Notes due June 2024	989	983
$900 million, 3.25% Notes due April 2025 (1)	873	897
$2,200 million, 4.125% Notes due November 2025	2,194	2,193
$1,500 million, 4.5% Notes due February 2026	1,503	1,504
$800 million, 1.25% Notes due March 2026	797	796
$1,500 million, 3.4% Notes due March 2027	1,433	1,423
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.05% Notes due October 2027	596	596
$3,800 million, 4.375% Notes due October 2028	3,784	3,782
$1,500 million, 2.4% Notes due March 2030	1,491	1,490
$1,500 million, 2.375% Notes due March 2031 (1)	1,374	1,500
$45 million, 8.3% Step Down Notes due January 2033	45	45
$190 million, 6.15% Notes due November 2036	190	190
$2,200 million, 4.8% Notes due August 2038	2,192	2,192
$750 million, 3.2% Notes due March 2040	743	743
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	488	490
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.8% Notes due July 2046	1,466	1,465
$1,000 million, 3.875% Notes due October 2047	989	988
$3,000 million, 4.9% Notes due December 2048	2,968	2,967
$1,250 million, 3.4% Notes due March 2050	1,236	1,236
$1,500 million, 3.4% Notes due March 2051	1,478	1,477
Other, including finance leases	69	28
Total long-term debt	$28,090	$31,125
(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 for further information about the Company's interest rate risk management and these derivative instruments.

Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of September 30, 2022, there were no outstanding balances under these revolving credit agreements.

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

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper outstanding balance as of September 30, 2022.
Debt Covenants. The Company was in compliance with its debt covenants as of September 30, 2022.

Interest Expense. Interest expense on long-term and short-term debt was $317 million for the three months ended and $947 million for the nine months ended September 30, 2022, compared with $312 million for the three months ended and $948 million for the nine months ended September 30, 2021.

Note 8 – Common and Preferred Stock

Dividends
In the first nine months of 2022, Cigna declared quarterly cash dividends of $1.12 per share of Cigna common stock. In 2021, Cigna initiated and declared quarterly cash dividends of $1.00 per share of Cigna common stock.
The following table provides details of Cigna's dividend payments for the nine months ended September 30:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
September 7, 2022	September 22, 2022	$1.12	$341
2021
March 10, 2021	March 25, 2021	$1.00	$345
June 8, 2021	June 23, 2021	$1.00	$342
September 8, 2021	September 23, 2021	$1.00	$330
On October 26, 2022, the Board of Directors declared the fourth quarter cash dividend of $1.12 per share of Cigna common stock to be paid on December 21, 2022 to shareholders of record on December 6, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
Accelerated Share Repurchase Agreements
As part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements with Mizuho Markets Americas LLC and Morgan Stanley & Co. LLC (collectively, the "Counterparties") to repurchase $3.5 billion of common stock in aggregate. In July 2022, in accordance with the ASR agreements, we remitted $3.5 billion to the Counterparties and received an initial delivery of 10.4 million shares of our common stock. The final number of shares to be received under the ASR agreements is determined based on the daily Volume-Weighted Average Share Price ("VWAP") of our common stock over the term of the agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements.

We recorded the payments to the Counterparties as a reduction to Total Shareholders' Equity, consisting of a $2.8 billion increase in Treasury stock, which reflects the value of the initial 10.4 million shares received, and a $700 million decrease in Additional paid-in capital, which reflects the value of the stock held back by the Counterparties pending final settlement of the agreement. The $700 million recorded in Additional paid-in capital will be reclassified to Treasury stock upon settlement of the ASR agreements in the fourth quarter of 2022. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted net income per share on July 1, 2022, the effective date of the ASR agreements.

The final VWAP calculation dates of the ASR agreements are November 2, 2022 and November 3, 2022. In aggregate, we expect to receive an additional 1.9 million shares of our common stock for no additional consideration as the value of this stock was held back by the Counterparties pending final settlement of the agreements. The total number of shares of our common stock repurchased under the ASR agreements is expected to be 12.3 million.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	September 30, 2022			December 31, 2021			September 30, 2021
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Contractholder deposit funds	$365	$6,563	$6,928	$352	$6,702	$7,054	$7,079
Future policy benefits	240	4,775	5,015	312	9,194	9,506	9,490
Unearned premiums	1,204	79	1,283	558	418	976	902
Unpaid claims and claim expenses
Cigna Healthcare	4,187	63	4,250	4,159	102	4,261	4,325
Other Operations	99	175	274	548	180	728	697
Total				5,929	16,596	22,525
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)				(611)	(4,033)	(4,644)
Total insurance and contractholder liabilities per Consolidated Balance Sheets	$6,095	$11,655	$17,750	$5,318	$12,563	$17,881	$22,493
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $4.0 billion at September 30, 2022 and $4.1 billion at September 30, 2021.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment for the nine months ended September 30 was as follows:

	Nine Months Ended
(In millions)	September 30, 2022	September 30, 2021
Beginning balance	$4,261	$3,695
Less: Reinsurance and other amounts recoverable	261	237
Beginning balance, net	4,000	3,458
Incurred costs related to:
Current year	23,431	23,531
Prior years	(278)	(217)
Total incurred	23,153	23,314
Paid costs related to:
Current year	19,655	19,737
Prior years	3,450	2,986
Total paid	23,105	22,723
Ending balance, net	4,048	4,049
Add: Reinsurance and other amounts recoverable	202	276
Ending balance	$4,250	$4,325
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions for the nine months ended September 30 were as follows:

	Nine Months Ended
(Dollars in millions)	September 30, 2022		September 30, 2021
	$	% (1)	$	% (2)
Actual completion factors	$81	0.3%	$82	0.3%
Medical cost trend	197	0.6	135	0.5
Total favorable variance	$278	0.9%	$217	0.8%
(1) Percentage of current year incurred costs as reported for the year ended December 31, 2021.
(2) Percentage of current year incurred costs as reported for the year ended December 31, 2020.
Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.
C.Unpaid Claims and Claim Expenses – Other Operations
Liability balance details. The liability details for unpaid claims and claim expenses are presented in the following table. The liability balance no longer includes the International Health businesses now reported in Cigna Healthcare following our change in segment reporting. The prior year roll forward has been updated to reflect the segment change.

(In millions)	September 30, 2022	September 30, 2021
Other Operations
Our interest in a joint venture in Türkiye and divested international businesses	$6	$430
Other Operations	268	267
Unpaid claims and claim expenses - Other Operations	$274	$697

Activity in the unpaid claims and claim expenses for the divested international businesses and our interest in a joint venture in Türkiye is presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been largely reinsured.

	Nine Months Ended
(In millions)	September 30, 2022 (1)	September 30, 2021
Beginning balance	$447	$452
Less: Reinsurance	46	45
Beginning balance, net	401	407
Incurred claims related to:
Current year	497	746
Prior years	4	(1)
Total incurred	501	745
Paid claims related to:
Current year	313	526
Prior years	187	211
Total paid	500	737
Foreign currency	(28)	(31)
Divestiture of international businesses	(369)	—
Ending balance, net	5	384
Add: Reinsurance	1	46
Ending balance	$6	$430
(1) Beginning balance includes unpaid claims amounts classified as Liabilities of businesses held for sale.

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

A.Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables. The Company's reinsurance recoverables as of September 30, 2022 are presented in the following table by range of external credit rating and collateral level:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$89	$89
BBB- to BBB+ equivalent current credit ratings (1)	—	—	58	58
Not rated	131	5	30	166
Total recoverables related to ongoing operations (2)	131	5	177	313
Acquisition, disposition or run-off activities
A- equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,819	—	2,819
Berkshire Hathaway Life Insurance Company of Nebraska	254	469	—	723
Prudential Retirement Insurance and Annuity (marketed under Empower brand)	142	—	—	142
Prudential Insurance Company of America	385	—	—	385
Life Insurance Company of North America	—	393	—	393
Other	208	20	16	244
Not rated	—	12	3	15
Total recoverables related to acquisition, disposition or run-off activities	989	3,713	19	4,721
Total	$1,120	$3,718	$196	$5,034
Allowance for uncollectible reinsurance				(29)
Total reinsurance recoverables (2)				$5,005
(1) Certified by a Nationally Recognized Statistical Rating Organization ("NRSRO").
(2) Includes $179 million of current reinsurance recoverables that are reported in Other current assets.
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

B.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at September 30, 2022.
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

The following table presents the account value, net amount at risk and the number of contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. As of September 30, 2022, the account value decreased primarily due to unfavorable equity market performance, which resulted in an increase to the net amount at risk. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2022	December 31, 2021
Account value	$7,143	$9,795
Net amount at risk	$2,471	$1,392
Number of contractholders (estimated)	160,000	170,000

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

GMIB liabilities totaling $410 million as of September 30, 2022 and $572 million as of December 31, 2021 are classified as Level 3 because fair value inputs are largely unobservable. The GMIB liabilities reflect the Company's credit risk, while the reinsurance recoverable reflects the credit risk of the reinsurers. There were three reinsurers covering 100% of the GMIB exposures as of September 30, 2022 and December 31, 2021 as follows:

(In millions)
Line of Business	Reinsurer	September 30, 2022	December 31, 2021	Collateral and Other Terms at September 30, 2022
GMIB	Berkshire	$207	$283	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	120	167
	Liberty Re (Bermuda) Ltd.	110	151	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$437	$601
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

The following table summarizes the Company's investments by category and current or long-term classification:

	September 30, 2022			December 31, 2021
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$567	$9,263	$9,830	$796	$16,162	$16,958
Equity securities	67	604	671	—	603	603
Commercial mortgage loans	13	1,557	1,570	40	1,526	1,566
Policy loans	—	1,210	1,210	—	1,338	1,338
Other long-term investments	—	3,639	3,639	—	3,574	3,574
Short-term investments	136	—	136	428	—	428
Total				1,264	23,203	24,467
Investments classified as assets of businesses held for sale (1)				(344)	(4,765)	(5,109)
Investments per Consolidated Balance Sheets	$783	$16,273	$17,056	$920	$18,438	$19,358
(1) Investments related to the international life, accident and supplemental benefits businesses that were held for sale as of December 31, 2021. These investments were primarily comprised of debt securities and other long-term investments, and to a lesser extent, equity securities and short-term investments. See Note 4 to the Consolidated Financial Statements for additional information.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows at September 30, 2022:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$622	$596
Due after one year through five years	3,745	3,459
Due after five years through ten years	3,723	3,230
Due after ten years	2,544	2,200
Mortgage and other asset-backed securities	392	345
Total	$11,026	$9,830
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Our allowance for credit losses on debt securities was not material as of September 30, 2022 and December 31, 2021. Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2022
Federal government and agency	$304	$—	$41	$(12)	$333
State and local government	43	—	—	(3)	40
Foreign government	377	—	19	(27)	369
Corporate	9,910	(56)	76	(1,187)	8,743
Mortgage and other asset-backed	392	—	—	(47)	345
Total	$11,026	$(56)	$136	$(1,276)	$9,830

December 31, 2021
Federal government and agency	$287	$—	$101	$(1)	$387
State and local government	154	—	17	—	171
Foreign government	2,468	—	194	(46)	2,616
Corporate	12,361	(23)	1,008	(80)	13,266
Mortgage and other asset-backed	505	—	17	(4)	518
Total	$15,775	$(23)	$1,337	$(131)	$16,958
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,262	$(5)	$720	$(10)	$2,967
(1) Net unrealized appreciation for these investments is excluded from Accumulated other comprehensive loss. As of September 30, 2022 net unrealized depreciation for these investments is included in Accumulated other comprehensive loss.

Review of declines in fair value. Management reviews impaired debt securities to determine whether a credit loss allowance is needed based on criteria that include:
•severity of decline;
•financial health and specific prospects of the issuer; and
•changes in the regulatory, economic or general market environment of the issuer's industry or geographic region.
The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded, by investment grade and the length of time these securities have been in an unrealized loss position. Unrealized depreciation on these debt securities is primarily due to declines in fair value resulting from increasing interest rates since these securities were purchased.

	September 30, 2022				December 31, 2021
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$6,101	$6,959	$(858)	1,798	$2,785	$2,861	$(76)	909
Below investment grade	1,094	1,214	(120)	1,307	561	578	(17)	781
More than one year
Investment grade	720	965	(245)	325	382	412	(30)	143
Below investment grade	257	310	(53)	256	162	170	(8)	53
Total	$8,172	$9,448	$(1,276)	3,686	$3,890	$4,021	$(131)	1,886

Equity Securities
The following table provides the values of the Company's equity security investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$693	$210	$257	$207
Equity securities with no readily determinable fair value	358	461	270	396
Total	$1,051	$671	$527	$603
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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio as of September 30, 2022 and December 31, 2021:

(Dollars in millions)	September 30, 2022			December 31, 2021
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$848	2.21		$560	2.18
60% to 79%	565	1.49		883	1.89
80% to 100%	107	1.21		129	1.47
Greater than 100%	63	1.04		—	—
Allowance for credit losses	(13)			(6)
Total	$1,570	1.84	59%	$1,566	1.96	61%

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

	Carrying Value as of
(In millions)	September 30, 2022	December 31, 2021
Real estate investments	$1,231	$1,152
Securities partnerships	2,091	2,272
Other	317	150
Total	$3,639	$3,574

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

The gross fair values of our derivative financial instruments are presented in Note 12. Although we may incur a loss if dealers failed to perform under derivative contracts, collateral has been posted to cover substantially all of the net fair value owed to the Company. As of September 30, 2022 and December 31, 2021, the effects of derivative financial instruments used in these individual hedging strategies were not material to the Consolidated Financial Statements. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		September 30, 2022	December 31, 2021
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars.	Foreign currency swap contracts	$1,078	$1,081
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$1,500	$750
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros, while foreign currency forward contracts are primarily denominated in Korean Won, with the remaining instruments denominated in New Zealand Dollars and Taiwan Dollars.	Foreign currency swap contracts	$460	$526
	Foreign currency forward contracts (1)	$—	$1,380
Economic hedge: To hedge the foreign exchange-related changes in fair value of U.S. dollar-denominated investment assets to reflect the local currency for the Company's foreign subsidiary in South Korea. The notional value of hedging instruments generally aligns with the fair value of the hedged investments.	Foreign currency forward contracts (1)	$—	$720
(1) These instruments were associated with the international life, accident and supplemental benefits businesses that were disposed in the Chubb transaction as discussed in Note 4 to the Consolidated Financial Statements.

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

C.Realized Investment Gains and Losses
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net realized investment (losses) gains, excluding credit loss expense and asset write-downs	$(65)	$44	$(455)	$114
Credit loss (expense) recoveries	(16)	24	(40)	14
Net realized investment (losses) gains, before income taxes	$(81)	$68	$(495)	$128
Net realized investment losses for the nine months ended September 30, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information as of September 30, 2022 and December 31, 2021 about the Company's financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021
Financial assets at fair value
Debt securities
Federal government and agency	$141	$147	$192	$240	$—	$—	$333	$387
State and local government	—	—	40	171	—	—	40	171
Foreign government	—	—	369	2,611	—	5	369	2,616
Corporate	—	—	8,320	12,606	423	660	8,743	13,266
Mortgage and other asset-backed	—	—	264	418	81	100	345	518
Total debt securities	141	147	9,185	16,046	504	765	9,830	16,958
Equity securities (1)	6	16	204	160	—	31	210	207
Short-term investments	—	—	131	428	—	—	131	428
Derivative assets (2)	—	—	340	143	—	—	340	143
Financial liabilities at fair value
Derivative liabilities	$—	$—	$—	$33	$—	$—	$—	$33
(1) Excludes certain equity securities that have no readily determinable fair value.
(2) Derivative assets above include $5 million as of September 30, 2022 that are presented in the Short-term investments category disclosed in Note 11. See Note 11 for more information on our Derivative Financial Instruments.

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

The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities as of September 30, 2022 and December 31, 2021. The range and weighted average basis point ("bps") amounts for liquidity reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	September 30, 2022	December 31, 2021	Unobservable input September 30, 2022	September 30, 2022		December 31, 2021
Debt securities
Corporate and government debt securities	$422	$664	Liquidity	40 - 1290 (320)	bps	60 - 1060 (410)	bps
Mortgage and other asset-backed securities	81	100	Liquidity	60 - 520 (190)	bps	60 - 390 (100)	bps
Other debt securities	1	1
Total Level 3 debt securities	$504	$765

A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2022 and 2021. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Debt and Equity Securities
Beginning balance	$512	$854	$796	$854
Gains (losses) included in Shareholders' net income	4	3	14	(8)
(Losses) gains included in Other comprehensive income (loss)	(34)	2	(62)	(7)
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	23	1	—	(6)
Purchases, sales and settlements
Purchases	81	37	157	108
Sales	—	(36)	—	(36)
Settlements	(54)	(1)	(206)	(26)
Total purchases, sales and settlements	27	—	(49)	46
Transfers into/(out of) Level 3
Transfers into Level 3	6	58	124	181
Transfers out of Level 3	(34)	(19)	(319)	(161)
Total transfers into/(out of) Level 3	(28)	39	(195)	20
Ending balance	$504	$899	$504	$899
Total (losses) included in Shareholders' net income attributable to instruments held at the reporting date	$—	$(3)	$(2)	$(3)
Change in unrealized gains or losses included in Other comprehensive income (loss) for assets held at the end of the reporting period	$(33)	$2	$(60)	$(8)
(1) Amounts do not accrue to shareholders.

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment (losses) gains and Net investment income.
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

Fair values of Separate account assets at September 30, 2022 and December 31, 2021 were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Guaranteed separate accounts (See Note 18)	$195	$227	$386	$276	$—	$—	$581	$503
Non-guaranteed separate accounts (1)	194	1,130	5,442	6,406	211	334	5,847	7,870
Subtotal	$389	$1,357	$5,828	$6,682	$211	$334	6,428	8,373
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							832	842
Total								9,215
Separate account assets of businesses classified as held for sale (2)								(878)
Separate account assets per Consolidated Balance Sheets							$7,260	$8,337
(1)Non-guaranteed separate accounts include $4.0 billion as of September 30, 2022 and $4.5 billion as of December 31, 2021 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of September 30, 2022 and $0.3 billion as of December 31, 2021.
(2)Investments related to the international life, accident and supplemental benefits businesses that were held for sale as of December 31, 2021. See Note 4 to the Consolidated Financial Statements for additional information.
.
Separate account assets classified in Level 3 primarily support Cigna's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2022 or 2021.
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

	Fair Value as of		Unfunded Commitment as of September 30, 2022	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	September 30, 2022	December 31, 2021
Securities partnerships	$475	$513	$263	Not applicable	Not applicable
Real estate funds	353	325	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$832	$842	$263
As of September 30, 2022, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the nine months ended September 30, 2022 and 2021, impairments recognized requiring these assets to be measured at fair value were not material. Realized investment gains and losses from these observable price changes for the three and nine months ended September 30, 2022 and September 30, 2021 were not material.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company's financial instruments not recorded at fair value, however fair value disclosure is required at September 30, 2022 and December 31, 2021. In addition to universal life products and finance leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	September 30, 2022		December 31, 2021
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,439	$1,570	$1,598	$1,566
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,411	$31,477	$35,621	$31,593

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of September 30, 2022 or December 31, 2021. The Company's involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2021. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2021 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 14 – Accumulated Other Comprehensive Income (Loss) ("AOCI")
AOCI includes net unrealized (depreciation) appreciation on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (see Note 11), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Securities and Derivatives
Beginning balance	$(285)	$749	$685	$900
(Depreciation) appreciation on securities and derivatives	(259)	59	(1,505)	(113)
Tax (expense) benefit	(22)	(16)	233	9
Net (depreciation) appreciation on securities and derivatives	(281)	43	(1,272)	(104)
Reclassification adjustment for losses included in Shareholders' net income (Gain on sale of businesses)	171	—	171	—
Reclassification adjustment for losses (gains) included in Shareholders' net income (Net realized investment (losses) gains)	14	(14)	41	(20)
Reclassification adjustment for tax (benefit) expense included in Shareholders' net income	(3)	3	(9)	5
Net losses (gains) reclassified from AOCI to Shareholders' net income	182	(11)	203	(15)
Other comprehensive (loss) income, net of tax	(99)	32	(1,069)	(119)
Ending balance	$(384)	$781	$(384)	$781
Translation of foreign currencies
Beginning balance	$(499)	$(113)	$(233)	$(15)
Translation of foreign currencies	(105)	(118)	(345)	(216)
Tax benefit (expense)	1	(7)	(28)	(12)
Net translation of foreign currencies	(104)	(125)	(373)	(228)
Reclassification adjustment for losses included in Net income (Gain on sale of businesses)	236	—	236	—
Reclassification adjustment for tax expense included in Net income	29	—	29	—
Net translation losses reclassified from AOCI to Net income	265	—	265	—
Translation of foreign currencies	131	(118)	(109)	(216)
Tax benefit (expense)	30	(7)	1	(12)
Other comprehensive income (loss), net of tax	161	(125)	(108)	(228)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	1	(1)	(2)	(6)
Shareholders' other comprehensive income (loss), net of tax	160	(124)	(106)	(222)
Ending balance	$(339)	$(237)	$(339)	$(237)
Postretirement benefits liability
Beginning balance	$(1,296)	$(1,713)	$(1,336)	$(1,746)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	17	21	50	60
Reclassification adjustment for (gains) included in Shareholders' net income (Gain on sale of businesses)	(2)	—	(2)	—
Reclassification adjustment for settlement (Interest expense and other)	—	—	—	4
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(5)	(5)	(12)	(15)
Net adjustments reclassified from AOCI to Shareholders' net income	10	16	36	49
Valuation update	—	—	18	—
Tax (expense)	—	—	(4)	—
Net change due to valuation update	—	—	14	—
Other comprehensive income, net of tax	10	16	50	49
Ending balance	$(1,286)	$(1,697)	$(1,286)	$(1,697)

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
The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2021	$103
2022 payments	(65)
Second quarter 2022 charge	22
Balance, September 30, 2022	$60

We expect most of the accrued liability to be paid by the end of 2023.
Note 16 – Leases
Operating and finance lease right-of-use ("ROU") assets and lease liabilities were as follows:

(In millions)	September 30, 2022	December 31, 2021
Operating leases: (1)
Operating lease ROU assets in Other assets	$396	$478

Accrued expenses and other liabilities	$133	$159
Other non-current liabilities	368	436
Total operating lease liabilities	$501	$595

Finance leases:
Property and equipment, gross	$147	$101
Accumulated depreciation	(46)	(51)
Property and equipment, net	$101	$50

Short-term debt	$32	$23
Long-term debt	69	28
Total finance lease liabilities	$101	$51
(1) Operating leases include $27 million as of December 31, 2021 classified as Assets of businesses held for sale and $28 million as of December 31, 2021 classified as Liabilities of businesses held for sale.

Note 17 – Income Taxes
Income Tax Expense
The 20.4% effective tax rate for the three months ended September 30, 2022 and the 21.0% effective tax rate for the nine months ended September 30, 2022 were each lower than the 20.6% rate for the three months ended September 30, 2021 and the 21.7% rate for the nine months ended September 30, 2021. These decreases are driven largely by a foreign tax rate differential, including the impact of the Chubb transaction.

As of September 30, 2022, we had approximately $360 million in deferred tax assets ("DTAs") associated with unrealized investment losses that are primarily recorded in Accumulated other comprehensive loss. We have determined that a valuation allowance against the DTAs is not currently required based on the Company's ability to carryback losses and other known investment strategies. We will monitor and evaluate the need for any valuation allowance in the future.
Note 18 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2022, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $420 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2022. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2022 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of September 30, 2022.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the nine months ended September 30, 2022.
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
Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claims it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations. On June 10, 2022, Express Scripts filed a Motion for Partial Summary Judgment seeking to limit Elevance's remaining prior authorization claims and a Motion to Exclude certain opinions offered by its experts. Elevance filed its opposition to both motions, and a cross-motion to submit a supplemental expert report, on July 9, 2022. Express Scripts' pending Motions were fully briefed at the end of July 2022.

Medicare Advantage. A qui tam action that was filed by a private individual on behalf of the government in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene, which was granted on August 2, 2022. On October 14, 2022, the DOJ filed its complaint-in-intervention alleging that certain diagnoses made during in-home exams were invalid for risk adjustment purposes. Cigna's response is due by December 16, 2022.
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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income from operations as income before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets, and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
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
The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

The following tables present the special items recorded by the Company for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Description of Special Item Charges (Benefits) and Financial Statement Line Item(s)	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax	Before-tax
Integration and transaction-related costs (benefits) (Selling, general and administrative expenses)	$23	$24	$(35)	$13	$86	$112	$1	$58
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	—	—	17	22	—	—
(Benefits) associated with litigation matters (Selling, general and administrative expenses)	—	—	—	—	(20)	(28)	(21)	(27)
(Gain) on sale of businesses	(1,388)	(1,735)	—	—	(1,388)	(1,735)	—	—
Debt extinguishment costs	—	—	—	—	—	—	110	141
Total impact from special items	$(1,365)	$(1,711)	$(35)	$13	$(1,305)	$(1,629)	$90	$172

Summarized segment financial information was as follows:

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2022
Revenues from external customers	$34,670	$10,328	$78	$—	$45,076
Intersegment revenues	1,003	667	—	(1,670)
Net investment income	25	101	75	3	204
Total revenues	35,698	11,096	153	(1,667)	45,280
Net realized investment results from certain equity method investments	—	80	—	—	80
Adjusted revenues	$35,698	$11,176	$153	$(1,667)	$45,360
Income (loss) before income taxes	$1,200	$879	$1,752	$(340)	$3,491
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(17)	(1)	(4)	—	(22)
Net realized investment losses (1)	—	158	3	—	161
Amortization of acquired intangible assets	442	17	1	—	460
Special items
Integration and transaction-related costs	—	—	—	24	24
(Gain) on sale of businesses	—	—	(1,735)	—	(1,735)
Pre-tax adjusted income (loss) from operations	$1,625	$1,053	$17	$(316)	$2,379

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2021
Revenues from external customers	$32,668	$10,283	$869	$—	$43,820
Intersegment revenues	942	584	—	(1,526)
Net investment income	4	333	131	—	468
Total revenues	33,614	11,200	1,000	(1,526)	44,288
Net realized investment results from certain equity method investments	—	22	—	—	22
Adjusted revenues	$33,614	$11,222	$1,000	$(1,526)	$44,310
Income (loss) before income taxes	$1,074	$1,110	$196	$(321)	$2,059
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(10)	(1)	(5)	—	(16)
Net realized investment (gains) losses (1)	—	(73)	27	—	(46)
Amortization of acquired intangible assets	484	10	7	—	501
Special items
Integration and transaction-related costs	—	—	—	13	13
Pre-tax adjusted income (loss) from operations	$1,548	$1,046	$225	$(308)	$2,511
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2022
Revenues from external customers	$100,675	$31,411	$1,736	$—	$133,822
Intersegment revenues	3,421	1,815	—	(5,236)
Net investment income	51	545	344	3	943
Total revenues	104,147	33,771	2,080	(5,233)	134,765
Net realized investment results from certain equity method investments	—	134	—	—	134
Adjusted revenues	$104,147	$33,905	$2,080	$(5,233)	$134,899
Income (loss) before income taxes	$3,114	$2,943	$2,134	$(1,166)	$7,025
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(41)	(2)	(11)	—	(54)
Net realized investment losses (1)	—	542	87	—	629
Amortization of acquired intangible assets	1,329	89	1	—	1,419
Special items
Integration and transaction-related costs	—	—	—	112	112
Charge for organizational efficiency plan	—	—	—	22	22
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
(Gain) on sale of businesses	—	—	(1,735)	—	(1,735)
Pre-tax adjusted income (loss) from operations	$4,402	$3,572	$476	$(1,060)	$7,390

(In millions)	Evernorth	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2021
Revenues from external customers	$93,640	$30,971	$2,610	$—	$127,221
Intersegment revenues	3,174	1,683	—	(4,857)
Net investment income	12	772	385	—	1,169
Total revenues	96,826	33,426	2,995	(4,857)	128,390
Net realized investment results from certain equity method investments	—	12	—	—	12
Adjusted revenues	$96,826	$33,438	$2,995	$(4,857)	$128,402
Income (loss) before income taxes	$2,752	$3,266	$630	$(1,178)	$5,470
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(21)	(2)	(16)	—	(39)
Net realized investment losses (gains) (1)	4	(163)	43	—	(116)
Amortization of acquired intangible assets	1,449	36	14	—	1,499
Special items
Integration and transaction-related costs	—	—	—	58	58
(Benefits) associated with litigation matters	—	—	—	(27)	(27)
Debt extinguishment costs	—	—	—	141	141
Pre-tax adjusted income (loss) from operations	$4,184	$3,137	$671	$(1,006)	$6,986
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Products (Pharmacy revenues) (ASC 606)
Network revenues	$16,583	$16,488	$48,221	$47,792
Home delivery and specialty revenues	15,583	13,796	45,550	39,911
Other revenues	1,630	1,701	5,009	4,708
Intercompany eliminations	(1,034)	(972)	(3,349)	(3,326)
Total pharmacy revenues	32,762	31,013	95,431	89,085
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial
Insured	3,821	3,591	11,312	10,692
Stop loss	1,384	1,225	4,053	3,613
Other	353	320	1,065	938
U.S. Government
Medicare Advantage	1,949	2,079	6,080	6,287
Medicare Part D	240	315	986	1,175
Other	1,029	1,241	3,007	3,606
International Health	732	646	2,146	1,920
Total Cigna Healthcare	9,508	9,417	28,649	28,231
Divested international businesses	—	800	1,500	2,418
Other	76	61	219	169
Intercompany eliminations	2	(3)	—	(6)
Total premiums	9,586	10,275	30,368	30,812
Services (Fees) (ASC 606)
Evernorth	1,875	1,623	5,289	4,393
Cigna Healthcare	1,530	1,433	4,504	4,292
Other Operations	—	4	9	14
Other revenues	(39)	23	108	150
Intercompany eliminations	(638)	(551)	(1,887)	(1,525)
Total fees and other revenues	2,728	2,532	8,023	7,324
Total revenues from external customers	$45,076	$43,820	$133,822	$127,221

Evernorth may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.1 billion as of September 30, 2022 and December 31, 2021.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2022, compared with December 31, 2021 and our results of operations for the three and nine months ended September 30, 2022, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of the 2021 Form 10-K.

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income (or income before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net realized investment results, amortization of acquired intangible assets, and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver affordable, predictable and simple solutions for our customers and clients, including in light of the challenges presented by the COVID-19 pandemic; future growth, business strategy, and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary and interest rate pressures; the ongoing Russia-Ukraine conflict; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions; the impact of the Inflation Reduction Act (as defined below); the impact of revised accounting rules related to accounting for long-duration contracts; expectations related to our CMS (as defined below) Star Ratings and Medicare Advantage Capitation Rates; and other statements regarding Cigna's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; the scale, scope and duration of the COVID-19 pandemic and its potential impact on our business, operating results, cash flows or financial condition; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, including the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; unfavorable industry, economic or political conditions; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors of our 2021 Form 10-K, Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. The commentary provided below describes our results for the three and nine months ended September 30, 2022 compared with the same periods in 2021. Unless specified otherwise, commentary applies to both the three and nine month periods.

Summarized below are certain key measures of our performance by segment for the three and nine months ended September 30, 2022 and 2021:

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2022	2021	% Change	2022	2021	% Change
Revenues
Adjusted revenues by segment
Evernorth	$35,698	$33,614	6%	$104,147	$96,826	8%
Cigna Healthcare	11,176	11,222	—	33,905	33,438	1
Other Operations	153	1,000	(85)	2,080	2,995	(31)
Corporate, net of eliminations	(1,667)	(1,526)	(9)	(5,233)	(4,857)	(8)
Adjusted revenues	45,360	44,310	2	134,899	128,402	5
Net realized investment results from certain equity method investments	(80)	(22)	(264)	(134)	(12)	N/M
Total revenues	$45,280	$44,288	2%	$134,765	$128,390	5%
Shareholders' net income	$2,757	$1,621	70%	$5,499	$4,249	29%
Adjusted income from operations	$1,858	$1,936	(4)%	$5,770	$5,408	7%
Earnings per share (diluted)
Shareholders' net income	$8.97	$4.80	87%	$17.42	$12.32	41%
Adjusted income from operations	$6.04	$5.73	5%	$18.28	$15.69	17%
Pre-tax adjusted income (loss) from operations by segment
Evernorth	$1,625	$1,548	5%	$4,402	$4,184	5%
Cigna Healthcare	1,053	1,046	1	3,572	3,137	14
Other Operations	17	225	(92)	476	671	(29)
Corporate, net of eliminations	(316)	(308)	(3)	(1,060)	(1,006)	(5)
Consolidated pre-tax adjusted income from operations	2,379	2,511	(5)	7,390	6,986	6
Income attributable to noncontrolling interests	22	16	38	54	39	38
Net realized investment (losses) gains (1)	(161)	46	N/M	(629)	116	N/M
Amortization of acquired intangible assets	(460)	(501)	8	(1,419)	(1,499)	5
Special items	1,711	(13)	N/M	1,629	(172)	N/M
Income before income taxes	$3,491	$2,059	70%	$7,025	$5,470	28%
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2022	2021	% Change		2022	2021	% Change
Pharmacy revenues	$32,762	$31,013	6%		$95,431	$89,085	7%
Premiums	9,586	10,275	(7)		30,368	30,812	(1)
Fees and other revenues	2,728	2,532	8		8,023	7,324	10
Net investment income	204	468	(56)		943	1,169	(19)
Total revenues	45,280	44,288	2		134,765	128,390	5
Pharmacy and other service costs	31,777	30,070	6		92,740	86,306	7
Medical costs and other benefit expenses	7,754	8,330	(7)		24,214	24,819	(2)
Selling, general and administrative expenses	3,148	3,093	2		9,703	9,368	4
Amortization of acquired intangible assets	460	501	(8)		1,419	1,499	(5)
Total benefits and expenses	43,139	41,994	3		128,076	121,992	5
Income from operations	2,141	2,294	(7)		6,689	6,398	5
Interest expense and other	(304)	(303)	—		(904)	(915)	1
Debt extinguishment costs	—	—	N/M		—	(141)	N/M
Gain on sale of businesses	1,735	—	N/M		1,735	—	N/M
Net realized investment (losses) gains	(81)	68	N/M		(495)	128	N/M
Income before income taxes	3,491	2,059	70		7,025	5,470	28
Total income taxes	713	424	68		1,477	1,188	24
Net income	2,778	1,635	70		5,548	4,282	30
Less: Net income attributable to noncontrolling interests	21	14	50		49	33	48
Shareholders' net income	$2,757	$1,621	70%		$5,499	$4,249	29%
Consolidated effective tax rate	20.4%	20.6%	(20)	bps	21.0%	21.7%	(70)	bps
Medical customers (in thousands)					17,954	17,006	6%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Dollars in Millions				Diluted Earnings Per Share
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
Shareholders' net income	$2,757	$1,621	$5,499	$4,249	$8.97	$4.80	$17.42	$12.32
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	144	(42)	515	(99)	0.47	(0.12)	1.63	(0.29)
Amortization of acquired intangible assets	322	392	1,061	1,168	1.05	1.15	3.36	3.40
Special items
Integration and transaction-related costs (benefits)	23	(35)	86	1	0.07	(0.10)	0.27	—
Charge for organizational efficiency plan	—	—	17	—	—	—	0.05	—
(Benefits) associated with litigation matters	—	—	(20)	(21)	—	—	(0.06)	(0.06)
(Gain) on sale of businesses	(1,388)	—	(1,388)	—	(4.52)	—	(4.39)	—
Debt extinguishment costs	—	—	—	110	—	—	—	0.32
Total special items	(1,365)	(35)	(1,305)	90	(4.45)	(0.10)	(4.13)	0.26
Adjusted income from operations	$1,858	$1,936	$5,770	$5,408	$6.04	$5.73	$18.28	$15.69
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Recent Events

Inflation
The United States economy continues to be impacted by rising inflation. We have not experienced material impacts from inflation on our results of operations or cash flows for the three and nine months ended September 30, 2022. We are proactively addressing potential impacts from inflation on our workforce, third party relationships (including relationships with vendors and health care providers) and drug pricing. We are prepared to respond to inflationary pressures. For further information regarding risks we encounter in our business due to economic conditions including inflationary pressures, see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.

Russian Invasion of Ukraine
The war in Ukraine has significantly affected individuals, economic activity and financial markets on a global scale. Cigna does not have operations or employees in Ukraine or Russia and serves a limited number of customers and clients in these countries. We have not experienced significant impacts to date on our investment portfolio, financial position or results of operations. For a more complete discussion of the risks we encounter in our business, see "Risk Factors" contained in Part I, Item 1A of our 2021 Form 10-K.
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
Commentary: Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
The commentary presented below, and in the segment discussions that follow, compare results for the three and nine months ended September 30, 2022 with results for the three and nine months ended September 30, 2021.
Shareholders' net income increased for the three months ended September 30, 2022, reflecting the gain on the sale of our life, accident and supplemental benefits businesses in six countries (the "Chubb transaction"), partially offset by lower realized investment results due to unfavorable mark to market adjustments in 2022 and lower adjusted income from operations. For the nine months ended September 30, 2022, the increase in Shareholders' net income was due to the gain associated with the Chubb transaction, higher adjusted income from operations and the absence of debt extinguishment costs. These favorable effects were partially offset by lower realized investment results due to unfavorable mark to market adjustments in 2022.
Adjusted income from operations decreased for the three months ended September 30, 2022, primarily due to the absence of earnings from the businesses sold on July 1, 2022 in the Chubb transaction, partially offset by increased earnings in Evernorth reflecting continued contract affordability improvements and business growth. The increase in adjusted income from operations on a per share basis for the three months reflects the favorable effect of purchases of shares under our share repurchase program. For the nine months ended September 30, 2022, the increase in adjusted income from operations reflects earnings growth in Cigna Healthcare reflecting lower medical care ratios and increased specialty contributions, partially offset by lower net investment income. Increased earnings in Evernorth reflecting continued contract affordability improvements and business growth also contributed to the increase. These favorable effects were partially offset by the absence of earnings in the third quarter of 2022 from the businesses sold in the Chubb transaction.
Medical customers increased, reflecting growth in our fee-based products from Middle Market and Select market segments as well as International Health. See "Cigna Healthcare segment" section of this MD&A for discussion of an update to the definitions of U.S. Commercial's market segments.
Pharmacy revenues increased, reflecting higher specialty claims volume due in part to Evernorth's collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs. See the "Evernorth segment" section of this MD&A for further discussion.

Premiums declined, reflecting the impact of the Chubb transaction and the disposition of the Medicaid business in Cigna Healthcare. Partially offsetting these decreases were the impact of increased specialty contributions and premiums rates in Cigna Healthcare due to anticipated underlying medical cost trend. See "Cigna Healthcare segment" section of this MD&A for further discussion.
Fees and other revenues increased, primarily reflecting customer growth from our continued contract affordability services. See "Evernorth segment" section of this MD&A for further discussion.
Net investment income decreased primarily reflecting lower returns on our partnership investments and the impact of the Chubb transaction. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased, reflecting higher specialty claims volume due in part to Evernorth's collaboration with Prime Therapeutics, as well as increased prices, primarily due to inflation on branded drugs.
Medical costs and other benefit expenses decreased, primarily reflecting the impact of the Chubb transaction and the disposition of the Medicaid business. Decreases also reflect lower direct COVID-19 testing, treatment and vaccine costs and are partially offset by medical cost trend. See "Cigna Healthcare segment" section of this MD&A for further discussion.
Selling, general and administrative expenses increased, primarily driven by strategic investments in expanding our services portfolio and digital capabilities in Evernorth, as well as higher expenses in Cigna Healthcare, partially offset by decreased expenses in Other Operations driven by the impact of the Chubb transaction.
Interest expense and other was essentially flat.
Debt extinguishment costs declined as no debt was retired early in the first nine months of 2022.
Gain on sale of businesses reflects the Chubb transaction, which closed on July 1, 2022.
Realized investment results were lower, primarily due to unfavorable mark-to-market adjustments on investments in 2022. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased, driven largely by foreign tax rate differential, including the impact of the Chubb transaction.
Developments

Risk Adjustment Data Validation ("RADV") Audit Rule
On November 1, 2018, the Centers for Medicare and Medicaid Services ("CMS") released a proposed rule titled "Medicare and Medicaid Programs; Policy and Technical Changes to the Medicare Advantage, Medicare Prescription Drug Benefit, Program for All-inclusive Care for the Elderly (PACE), Medicaid Fee-For-Service, and Medicaid Managed Care Programs for Years 2020 and 2021" that would revise its RADV audit methodology for contract year 2011 and all subsequent years by, among other things, extrapolating the error rate related to RADV audit findings without applying the Medicare Fee for Service adjuster to audit findings. In October 2022, CMS delayed the timeline to finalize the proposed rule until February 1, 2023.

Centene Corporation
In October 2022, Evernorth and Centene Corporation ("Centene") announced a multi-year agreement effective January 2024 to manage pharmacy benefit services and make prescription medications more accessible and affordable for Centene's approximately 20 million customers. In addition to greater savings on prescription drugs, Centene customers will also have access to Express Scripts' extensive national network of retail pharmacies.

Inflation Reduction Act
The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business, including:
•providing a one percent excise tax on repurchases of stock made after December 31, 2022;
•extending the American Rescue Plan Act of 2021's enhanced Premium Tax Credits for three years from January 2023 to January 2026;
•instituting caps on insulin cost sharing in federal Medicare Part B medical insurance ("Part B") and federal Medicare Part D prescription drug program ("Part D") beginning in 2023 and removing deductibles for insulin provided via durable medical equipment under Part B beginning in July 2023;

•adding a requirement that drug manufacturers pay rebates beginning in 2023 if prescription drug prices for certain Part B and Part D drugs increase beyond inflation;
•redesigning of the Part D benefit in 2024 and capping of annual out-of-pocket costs starting in 2025;
•allowing CMS to select Part D and Part B drugs for the drug price negotiation program beginning in 2023 and 2026, respectively, with the maximum fair prices for select Part D drugs taking effect in 2026; and
•delaying implementation of the 2020 Medicare drug rebate rule to 2032.

Kaiser Permanente
In April 2022, we entered into a five-year agreement with Kaiser Permanente. Initially, the agreement will focus on providing Kaiser Permanente and its members access to Cigna's Preferred Provider Organization ("PPO") provider network for Kaiser Permanente members who need urgent or emergency care and are traveling outside of Kaiser Permanente's service areas and specialty pharmacy services through Evernorth. The agreement has the potential to extend in additional areas.

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

Sale of International Life, Accident and Supplemental Benefits Businesses in Six Countries
As discussed in Notes 4 and 5 to the Consolidated Financial Statements, on July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb transaction"). The "Liquidity and Capital Resources" section of this MD&A provides further information on the impact of this transaction to liquidity. See "Other Operations" section of this MD&A for further information on the results of these businesses prior to the divestiture.

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

Medicare Star Quality Ratings ("Star Ratings")
CMS uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform. Categories of measurement include quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 89% of our MA customers were in four star or greater plans for bonus payments to be received in 2022 and we expect 84% to be in four star or greater plans for bonus payments to be received in 2023. On October 7, 2022, CMS announced Medicare Star ratings for bonus payments to be received in 2024. Based upon the current customer mix associated with the announced star ratings, we estimate 67% of our MA customers will be in four star or greater plans.

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

Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Operating activities	$6,557	$2,916
Investing activities	$3,714	$(3,734)
Financing activities	$(8,604)	$(5,841)

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2022 compared with the same period in 2021.
Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.

Operating cash flows for the nine months ended September 30, 2022 include the benefits from the early receipt of October 2022 monthly payments from CMS and the delayed 2021 CMS Part D settlement. The remaining benefits were driven by timing of accounts receivable and accrued liabilities as well as lower income tax payments, partially offset by lower insurance liabilities and higher inventories.
Investing and Financing activities
In 2022, the Company received cash proceeds from the Chubb transaction. In 2021, the Company had cash outflows related to the acquisition of MDLIVE. These factors, along with lower net purchases of investments in 2022, resulted in higher cash inflow from investing activities in 2022 compared with 2021.
The Company repaid more debt, partially offset by lower stock repurchases, which resulted in an increase in cash used in financing activities in 2022.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $1.4 billion for the nine months ended September 30, 2022 and $2.1 billion for the nine months ended September 30, 2021. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
As of September 30, 2022, Cigna's revolving credit agreements include: a $3.0 billion five-year revolving credit and letter of credit agreement that expires in April 2027; a $1.0 billion three-year revolving credit agreement that expires in April 2025; and a $1.0 billion 364-day revolving credit agreement that expires in April 2023.
As of September 30, 2022, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $5.0 billion of remaining capacity under our commercial paper program and $7.2 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 41.2% at September 30, 2022 and 41.7% at December 31, 2021.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $3.5 billion from its subsidiaries without further approvals as of September 30, 2022.

Use of Capital Resources
Capital Expenditures. Capital expenditures for property, equipment and computer software were $950 million in the nine months ended September 30, 2022 compared to $850 million in the nine months ended September 30, 2021. This increase reflects our continued strategic investment in technology for future growth. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. During the first nine months of 2022, Cigna declared and paid quarterly cash dividends of $1.12 per share of Cigna common stock. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On October 26, 2022, the Board of Directors declared the fourth quarter cash dividend of $1.12 per share of Cigna common stock to be paid on December 21, 2022 to shareholders of record on December 6, 2022. Cigna currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of Cigna and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board of Directors may deem relevant.
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
We repurchased 20.1 million shares for approximately $5.8 billion during the nine months ended September 30, 2022, compared to 26.5 million shares for approximately $6.3 billion during the nine months ended September 30, 2021. From October 1, 2022, through November 2, 2022, we did not repurchase shares except for the accelerated share repurchases discussed below. Share repurchase authority was $5.3 billion as of November 2, 2022.
As part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("ASR agreements") with Mizuho Markets Americas LLC and Morgan Stanley & Co. LLC (collectively, the "Counterparties") to repurchase $3.5 billion of common stock in aggregate. In July 2022, in accordance with the ASR agreements we remitted $3.5 billion to the Counterparties and received an initial delivery of 10.4 million shares of our common stock. The final Volume-Weighted Average Share Price calculation dates of the ASR agreements are November 2, 2022 and November 3, 2022. In aggregate, we expect to receive an additional 1.9 million shares of our common stock for no additional consideration as the value of this stock was held back by the Counterparties pending final settlement of the agreements. See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.

Strategic investments. In 2022, we committed an additional $450 million (which in aggregate represents a $700 million commitment) to Cigna Ventures, our strategic corporate venture fund. Cigna Ventures will use this funding to drive continuous health care transformation, innovation and growth.
Sale of international life, accident and supplemental benefits businesses in six countries. On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. Net after-tax proceeds of approximately $5.1 billion were utilized primarily for share repurchases, with $3.5 billion used to fund the purchases of our common stock pursuant to the ASR agreements (as described above).

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
Supply Chain Financing Program
We facilitate a voluntary supply chain finance program (the "program") that provides suppliers the opportunity to sell their receivables due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis in order to be paid earlier than our payment terms provide. Cigna is not a party to the program and agrees to commercial terms with its suppliers independently of their participation in the program. A supplier's participation in the program has no impact on our payment terms and Cigna has no economic interest in a supplier's decision to participate in the program. The suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institution. No guarantees are provided by Cigna or any of our subsidiaries under the program.

We have been informed by the financial institution that less than $1 million as of September 30, 2022 and $331 million as of December 31, 2021 of our outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the program. These amounts are reflected in Accounts payable in Cigna's Consolidated Balance Sheets.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 18 to the Consolidated Financial Statements for discussion of various guarantees.

As reported in our 2021 Form 10-K contractual obligations for insurance liabilities, we had $22.3 billion of undiscounted obligations related to contractholder deposit funds, future policy benefits and unpaid claims and claim expenses. As a result of the Chubb transaction our undiscounted obligations decreased by approximately $6.1 billion to $16.2 billion. See Note 9 to the Consolidated Financial Statements for additional information regarding insurance liabilities. There was no material change to any other obligations reported in our 2021 Form 10-K during the nine months ended September 30, 2022.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in the 2021 Form 10-K. As of September 30, 2022, there were no significant changes to the critical accounting estimates from what was reported in our 2021 Form 10-K.
Goodwill and Other intangible assets
Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2022. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by sufficient margins.
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
On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. During the fourth quarter of 2021, in connection with the Chubb transaction, we revised our business reporting structure and adjusted our segment reporting accordingly. Segment results for the three and nine months ended September 30, 2021 have been restated to conform to the new segment presentation.
See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. Cigna's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 19 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of Income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 19 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
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

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021			2022	2021
Total revenues	$35,698	$33,614	6%		$104,147	$96,826	8%
Adjusted revenues (1)	$35,698	$33,614	6%		$104,147	$96,826	8%
Gross profit	$2,360	$2,161	9%		$6,522	$6,079	7%
Adjusted gross profit (1)	$2,360	$2,161	9%		$6,522	$6,079	7%
Pre-tax adjusted income from operations	$1,625	$1,548	5%		$4,402	$4,184	5%
Pre-tax adjusted margin	4.6%	4.6%	—	bps	4.2%	4.3%	(10)	bps
Adjusted expense ratio (2)	2.0%	1.8%	(20)	bps	2.0%	1.9%	(10)	bps

	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2022	2021			2022	2021
Selected Financial Information
Pharmacy revenue by distribution channel
Adjusted network revenues (1)	$16,583	$16,488	1%		$48,221	$47,792	1%
Adjusted home delivery and specialty revenues (1)	15,583	13,796	13		45,550	39,911	14
Other pharmacy revenues	1,630	1,701	(4)		5,009	4,708	6
Total adjusted pharmacy revenues (1)	$33,796	$31,985	6%		$98,780	$92,411	7%
Adjusted fees and other revenues (1)	1,877	1,625	16		5,316	4,403	21
Net investment income	25	4	N/M		51	12	N/M
Adjusted revenues (1)	$35,698	$33,614	6%		$104,147	$96,826	8%
Pharmacy script volume (3)
Adjusted network scripts	325	340	(4)%		963	1,002	(4)%
Adjusted home delivery and specialty scripts	71	71	—		210	212	(1)
Total adjusted scripts	396	411	(4)%		1,173	1,214	(3)%
Generic fill rate (4)
Network	86.6%	86.3%	30	bps	87.1%	86.3%	80	bps
Home delivery	84.7%	85.9%	(120)	bps	85.3%	85.8%	(50)	bps
Overall generic fill rate	86.4%	86.3%	10	bps	87.0%	86.3%	70	bps
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
Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
Adjusted network revenues increased for the three months ended September 30, 2022, reflecting an increase in claims mix and increased prices due to inflation on branded drugs; partially offset by lower claims volume. Adjusted network revenues increased for the nine months ended September 30, 2022, reflecting increased prices due to inflation on branded drugs, partially offset by lower claims volume.

Adjusted home delivery and specialty revenues increased for the three months ended September 30, 2022, reflecting higher specialty claims volume due in part to our collaboration with Prime Therapeutics. Adjusted home delivery and specialty revenues increased for the nine months ended September 30, 2022, reflecting higher specialty claims volume due in part to our collaboration with Prime Therapeutics, and increased prices, primarily due to inflation on branded drugs; partially offset by lower home delivery claims volume.

Other pharmacy revenues decreased for the three months ended September 30, 2022, reflecting lower volume from our CuraScript SD business. Other pharmacy revenues increased for the nine months ended September 30, 2022, reflecting higher volume from our CuraScript SD business.

Adjusted fees and other revenues increased, reflecting customer growth from our continued contract affordability services and the growth of the Care Plus services.

Adjusted gross profit and pre-tax adjusted income from operations increased, reflecting continued contract affordability improvements and business growth, partially offset by strategic investments in expanding our services portfolio and digital capabilities.

The adjusted expense ratio increased, reflecting higher revenues and expense discipline which enabled us to increase strategic investments in expanding our services portfolio and digital capabilities.

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
Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021			2022	2021
Adjusted revenues	$11,176	$11,222	—%		$33,905	$33,438	1%
Pre-tax adjusted income from operations	$1,053	$1,046	1%		$3,572	$3,137	14%
Pre-tax adjusted margin	9.4%	9.3%	10	bps	10.5%	9.4%	110	bps
Medical care ratio	80.8%	83.5%	270	bps	81.0%	83.0%	200	bps
Adjusted expense ratio	21.9%	20.7%	(120)	bps	21.0%	20.6%	(40)	bps
Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
Adjusted revenues were essentially flat for the three months and nine months ended September 30, 2022, primarily reflecting increased specialty contributions, higher premium rates due to anticipated underlying medical cost trend and customer growth in U.S. Commercial, mostly offset by a decrease in U.S. Government customers, including the disposition of the Medicaid business, as well as lower net investment income.
Pre-tax adjusted income from operations increased for the three months and nine months ended September 30, 2022, primarily due to lower medical care ratios in U.S. Commercial and U.S. Government and increased specialty contributions in U.S. Commercial, offset by lower net investment income.
The medical care ratio decreased for the three months and nine months ended September 30, 2022, reflecting lower medical costs, primarily due to decreased direct COVID-19 testing, treatment and vaccine costs in U.S. Commercial and U.S. Government, as well as for the nine months ended September 30, 2022, effective execution in pricing and affordability initiatives.
The adjusted expense ratio increased for the three months and nine months ended September 30, 2022, due to a higher expense ratio in U.S. Government reflecting a change in mix and increased costs to support future growth as well as lower net investment income. These increases were partially offset by revenue growth and expense efficiencies in U.S. Commercial and International Health.

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

	As of September 30,
(In thousands)	2022	2021	% Change
Cigna Healthcare Medical Customers

Insured	4,760	4,726	1%
U.S. Commercial	2,205	2,135	3%
U.S. Government	1,376	1,517	(9)%
International Health (1)	1,179	1,074	10%

Services only	13,194	12,280	7%
U.S. Commercial	12,556	11,653	8%
U.S. Government	5	—	N/M %
International Health (1)	633	627	1%

Total	17,954	17,006	6%
(1) International Health excludes medical customers served by less than 100% owned subsidiaries and customers that are part of the businesses sold pursuant to the Chubb transaction.

Our medical customer base increased at September 30, 2022, reflecting growth in our fee-based products from Middle Market and Select market segments as well as International Health, partially offset by the disposition of the Medicaid business.

Unpaid Claims and Claim Expenses

(In millions)	As of September 30, 2022	As of December 31, 2021	% Change
Unpaid claims and claim expenses – Cigna Healthcare	$4,250	$4,261	—%
Our unpaid claims and claim expenses liability was slightly lower as of September 30, 2022, primarily driven by timing of payments in U.S. Government as well as the disposition of Medicaid, offset by stop loss seasonality.

Other Operations
Other Operations includes the International businesses sold to Chubb on July 1, 2022, Corporate Owned Life Insurance ("COLI"), our interest in a joint venture in Türkiye and the Company's run-off operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021			2022	2021
Adjusted revenues	$153	$1,000	(85)%		$2,080	$2,995	(31)%
Pre-tax adjusted income from operations	$17	$225	(92)%		$476	$671	(29)%
Pre-tax adjusted margin	11.1%	22.5%	(1140)	bps	22.9%	22.4%	50	bps
Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
Adjusted revenues and Pre-tax adjusted income from operations decreased primarily due to the absence of revenues and earnings from the businesses divested in the Chubb transaction.
Other Items Related to International Businesses Sold to Chubb
For the nine months ended September 30, 2022, 78% of Other Operations' adjusted revenues and 85% of its pre-tax adjusted income from operations was associated with sold International businesses.
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

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2022	2021		2022	2021
Pre-tax adjusted loss from operations	$(316)	$(308)	(3)%	$(1,060)	$(1,006)	(5)%

Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
Pre-tax adjusted loss from operations increased, reflecting an increase in operating expenses for enterprise-wide initiatives.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets as of September 30, 2022 and December 31, 2021. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	September 30, 2022	December 31, 2021
Debt securities	$9,830	$16,958
Equity securities	671	603
Commercial mortgage loans	1,570	1,566
Policy loans	1,210	1,338
Other long-term investments	3,639	3,574
Short-term investments	136	428
Total		24,467
Investments classified as assets of businesses held for sale (1)		(5,109)
Investments per Consolidated Balance Sheets	$17,056	$19,358
(1) Investments related to the international life, accident and supplemental benefits businesses that were held for sale. See Note 4 to the Consolidated Financial Statements for additional information.

Investment Outlook
We continue to actively monitor current economic conditions driven by geopolitical events and fiscal and monetary policy responses (including the resulting supply chain and labor market dynamics), and the portfolio impact of ongoing higher levels of both interest rates and inflation. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long-term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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
The following table reflects our portfolio of debt securities by type of issuer as of September 30, 2022 and December 31, 2021:

(In millions)	September 30, 2022	December 31, 2021
Federal government and agency	$333	$387
State and local government	40	171
Foreign government	369	2,616
Corporate	8,743	13,266
Mortgage and other asset-backed	345	518
Total	$9,830	$16,958

Our debt securities portfolio decreased during the nine months ended September 30, 2022 primarily due to the completion of our transaction with Chubb during the third quarter (see Note 4 to the Consolidated Financial Statements) and a decrease in valuations due to a significant rise in interest rates.
As of September 30, 2022, $7.9 billion, or 81% of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.9 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $4.1 billion. These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original investment expectations. Elevated global inflation and rising interest rates experienced during 2022, as well as continuing supply chain disruptions are the primary risks that many of the issuers in our portfolio are facing. To date, most issuers have been successful in managing the cost escalation and product shortages without undue margin pressure. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of September 30, 2022, the $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed rate loans, diversified by property type, location and borrower. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.

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
We assess the credit quality of our commercial mortgage loan portfolio annually by reviewing each holding's most recent financial statements, rent rolls, budgets and relevant market reports. The review performed in the second quarter of 2022 confirmed ongoing strong overall credit quality in line with the previous year's results.
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

Other Long-term Investments
Other long-term investments of $3.6 billion as of September 30, 2022 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. The balance of other long-term investments is flat with December 31, 2021 reflecting net additional funding activity offset by the effects of completing our transaction with Chubb during the third quarter (see Note 4 to the Consolidated Financial Statements). These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 190 separate partnerships and 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the third quarter largely reflects the underlying financial information from the second quarter of 2022. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.9 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $9.0 billion as of September 30, 2022. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of September 30, 2022.
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

As a result of decreases in the fair value of our debt securities and long-term debt since December 31, 2021, as well as the effect of completing the Chubb transaction as described in Note 4 to the Consolidated Financial Statements, the effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments has changed. In the event of a hypothetical 100 basis point increase in interest rates, the fair value of certain non-insurance financial instruments would decrease approximately $0.7 billion at September 30, 2022 compared to $1.4 billion at December 31, 2021. Further, under the same hypothetical 100 basis point increase in interest rates scenario, the fair value of the Company's long-term debt would decrease approximately $1.8 billion at September 30, 2022 compared to approximately $2.9 billion at December 31, 2021. Changes in the fair value of our long-term debt do not impact our financial position or operating results since long-term debt is not required to be recorded at fair value. In addition, the impact of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies would be an insignificant amount as of September 30, 2022 as compared to a decrease of approximately $0.3 billion as of December 31, 2021.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption "Market Risk" in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about Cigna's share repurchase activity for the quarter ended September 30, 2022:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2022	10,450,133	(1)	10,446,592	$5,323,335,866
August 1-31, 2022	557	$294.64	—	$5,323,335,866
September 1-30, 2022	1,479	$284.43	—	$5,323,335,866
Total	10,452,169	(1)	10,446,592	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 3,541 shares in July, 557 shares in August and 1,479 shares in September 2022. Amount purchased in July 2022 also reflects the initial delivery of 10.4 million shares pursuant to the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2. Such repurchase was made pursuant to the Company's share repurchase program described in note (2) below. Average price paid per share for the period July 1 - July 31, 2022 for shares not purchased pursuant to the ASR agreements was $270.27.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From October 1, 2022 through November 2, 2022, we did not repurchase shares except for the 1.9 million shares we expect to receive as final settlement of the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q. The total number of shares of our common stock repurchased under the ASR agreements is expected to be 12.3 million. Such repurchases were made pursuant to the Company's share repurchase program described above. Share repurchase authority was $5.3 billion as of November 2, 2022.
(3)Approximate dollar value of shares is as of the last date of the applicable month.
Item 5. OTHER INFORMATION
Restated By-Laws

On October 26, 2022, the Board of Directors of the Company unanimously adopted Restated By-Laws of the Company (the "By-Laws") to provide that a stockholder proposing to nominate an individual for election or reelection as a director must also include, in the related notice, a representation regarding whether such stockholder intends to solicit proxies in support of director nominees other than the Company's nominees in accordance with Rule 14a-19 ("Rule") under the Exchange Act. To the extent such stockholder provides notice pursuant to the Rule and subsequently fails to comply with the requirements of the Rule, then the Company shall disregard any proxies or votes solicited for such nominees.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.2	Restated By-Laws of Cigna Corporation dated October 26, 2022	Filed by the registrant as Exhibit 3.2 to the Current Report on Form 8-K on October 28, 2022 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from Cigna Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 3, 2022

CIGNA CORPORATION

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)