Form 10-K
period 2022-12-31
Cigna Group
filed 2023-02-23
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-38769
The Cigna Group
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☐	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $82.8 billion.
As of January 31, 2023, 297,059,973 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2023 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on The Cigna Group's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to improve the health and vitality of those we serve; future growth, business strategy and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary and interest rate pressures; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions; the impact of the Inflation Reduction Act (as defined below); expectations related to our CMS (as defined below) Star Ratings and Medicare Advantage Capitation Rates; and other statements regarding The Cigna Group's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
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
You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. The Cigna Group undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I
Item 1. BUSINESS
OVERVIEW

The Cigna Group, together with its subsidiaries, is a global health company. On February 13, 2023, we changed our corporate name from Cigna Corporation to The Cigna Group. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "Company," "we," "us," and "our" in this document refer to The Cigna Group, a Delaware corporation, and, where appropriate, its subsidiaries. On February 13, 2023, we also changed the name of our Evernorth segment to Evernorth Health Services. We will not distinguish between our prior and current segment name and will refer to our current segment name throughout this Annual Report on Form 10-K. Our common stock continues to be listed with, and trades on, the New York Stock Exchange under the ticker symbol "CI".

Our Purpose and Mission
The Cigna Group is a global health company committed to a better future built on the vitality of every individual and every community. Our employees are trailblazers, relentlessly partnering and innovating solutions for better health. This captures who we are today – and who we aspire to be in the future. We are undergoing a revolution in health.
Our Pathways to Growth

In order to turn the differentiated value we deliver to our customers, patients, clients, communities and investors into attractive, sustained growth, we will continue to cultivate our portfolio of businesses so that it can continue to deliver the foundational and accelerated growth and cross-enterprise leverage we expect today and in the future.

•Foundational: Mature, scaled businesses contributing steady, predictable growth.
•Accelerated: High-growth businesses in very attractive markets.
•Cross-Enterprise Leverage: Working together to create even greater value.
How We Win
•Deep clinical expertise across pharmacy, medical and behavioral.
•Robust data and insights supporting care with greater precision and personalization.
•Focus on developing innovative solutions addressing needs of customers, patients and clients.
•Partnering with others to accelerate innovation and achieve greater impact.
•Consultative approach driven by an experienced and talented team.
The last couple of years have reoriented every person, every organization and every community toward a deeper relationship with health. We believe that achieving both health and vitality for those we serve must fuel the actions of our over 70,000 colleagues around the world, each and every day. We have two growth platforms: Evernorth Health Services and Cigna Healthcare. Evernorth Health Services is our pharmacy, care and benefits solution that is highly attractive to our clients and partners because of the depth of its capabilities and expertise. Evernorth Health Services also enables us to deepen existing relationships across our entire book of business. Cigna Healthcare is the health benefits provider of The Cigna Group, serving customers and clients for our U.S. Commercial, U.S. Government and International Health operating segments, and it allows us to harness our partnership relationship with physicians to deliver affordable and coordinated health care to employers and individuals.
Together, Evernorth Health Services and Cigna Healthcare provide a strong and diverse foundation that allows us to capitalize on growth opportunities by leading with our strengths – medical and pharmacy solutions – and then expanding those relationships by addressing additional client needs and innovating and delivering new services and solutions. To transform the differentiated value we deliver to our customers, patients, clients, communities and investors into attractive, sustained growth, we continue to cultivate our portfolio of businesses with the goal of consistently delivering the foundational growth, accelerated growth and opportunity for cross-enterprise leverage we expect today and in the future. When considering our broad portfolio of businesses, we have strong foundational businesses that will continue to grow. These businesses often serve as the key entry point for clients with either a pharmacy relationship, a medical relationship or both. We also have a variety of accelerated growth businesses, both scaled and emerging, which build upon our foundational relationships or provide exposure to adjacent high-growth areas. Our cross-enterprise leverage provides us with an opportunity to unlock even more value as the combined power of the franchise is unleashed.
The Cigna Group's employees are champions for the people we serve and over the past decade, our focus has shifted to helping individuals and families thrive by offering solutions to prevent and better manage health challenges. When sickness or disability do occur, we support our customers by offering broad choices to help them best access high quality, affordable, whole person care. We see three primary ways to help individuals maintain, improve or recover their physical or mental health: 1) behavioral and lifestyle changes – with health coaches helping individuals set and meet health goals; 2) affordable, effective medication options – with access to our leading pharmacy services improving health and driving affordability; and 3) targeted medical and surgical interventions – with a clear and proven strategy around partnerships and value-based care quality programs, powered by data and analytics and aligned incentives. We maximize use of evidence-based care, while delivering best-in-class service for our customers with acute and chronic conditions through enhanced real-time insights across an expanded platform with industry-leading solutions to support care decisions.
Our portfolio of offerings solves diverse challenges across the health care system. We offer a differentiated set of pharmacy, medical, behavioral, dental and supplemental products and services, primarily through two growth platforms: Evernorth Health Services and Cigna Healthcare. Our capabilities include: 1) a broad portfolio of solutions and services, some of which can be offered on a stand-alone basis; 2) integrated behavioral, medical and pharmacy management solutions; 3) leading specialty pharmacy, clinical and care management expertise; and 4) advanced analytics that help us engage more meaningfully with individuals, the plan sponsors we serve and our provider partners.
We differentiate ourselves in the market through a number of capabilities. We improve whole-person health, in body and mind by treating physical and behavioral health together to improve outcomes and by providing early behavioral and lifestyle interventions. We make it easier to access quality care by improving navigation at every step in a patient's health journey and by meeting customers wherever they are - virtually, digitally and in home. We connect care for the most pressing conditions by closing gaps between hospitals, primary care providers, specialists and other health care providers. We also develop personalized treatment paths across every dimension of care. We continue to build upon our network of value-based provider arrangements for better customer experiences, better overall health outcomes and greater affordability, with a significant number of our eligible customers aligned to our Accountable Care programs nationally. We make medicine more affordable by reducing costs from start to finish, including those related to drug access, delivery and treatment and by identifying appropriate medication alternatives. We partner and innovate to enable us to deliver differentiated value and broaden our reach in new geographies or through the introduction of new solutions and offerings.
Our key to success revolves around how deeply we care about our customers, patients and co-workers. We intend to create a better future together by innovating and adapting, acting with speed and purpose, partnering, collaborating and keeping our promises.

Information about Segments
We present the financial results of our businesses in the following segments (see "Executive Overview" section of the Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") located in Part II, Item 7 of this Form 10-K for a Financial Summary):

Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in Pharmacy Benefits, Home Delivery Pharmacy, Specialty Pharmacy, Distribution and Care Delivery and Management Solutions, which are provided to health plans, employers, government organizations and health care providers. Within Evernorth Health Services, Pharmacy Benefits and Home Delivery Pharmacy are foundational growth businesses and Specialty Pharmacy, Distribution, and Care Delivery and Management Solutions are accelerated growth businesses.
Cigna Healthcare includes the U.S. Commercial, U.S. Government and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. Within Cigna Healthcare, U.S. Commercial and International Health are our foundational growth businesses and U.S. Government is our accelerated growth business.

Other Operations comprises the remainder of our business operations, which includes certain ongoing businesses and exiting businesses. Our ongoing businesses include our continuing business, corporate-owned life insurance ("COLI"), and our run-off businesses. Our run-off businesses include (i) guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business, (ii) settlement annuity business and (iii) individual life insurance and annuity and retirement benefits businesses. Our exiting businesses include our interest in a joint venture in Türkiye, which was sold to our partner in December 2022, the international life, accident and supplemental benefits businesses sold on July 1, 2022 and the Group Disability and Life business sold on December 31, 2020.
On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb transaction") (see Note 4 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K).

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs and intersegment eliminations for products and services sold between segments.
Other Information
The financial information included in this Form 10-K for the fiscal year ended December 31, 2022 is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. In the segment discussions that follow, we use the terms "adjusted revenues" and "pre-tax adjusted income (loss) from operations" to describe segment results. See Note 24 to the Consolidated Financial Statements of this Form 10-K for definitions of those terms. Industry rankings and percentages set forth herein are for the year ended December 31, 2022, unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.
Cigna Holding Company (formerly Cigna Corporation) was incorporated in Delaware in 1981. Halfmoon Parent, Inc. was incorporated in Delaware in March 2018. Halfmoon Parent, Inc. was renamed Cigna Corporation and Cigna Holding Company became its subsidiary concurrent with the consummation of the combination with Express Scripts on December 20, 2018. Cigna Corporation was renamed The Cigna Group in February 2023.
You can access our website at http://www.thecignagroup.com to learn more about our company. We make annual, quarterly and current reports and proxy statements and amendments to those reports available, free of charge through our website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding The Cigna Group is routinely posted on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor a part of this report. See also "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 of this Form 10-K for additional information regarding the availability of our Codes of Ethics on our website.
Intellectual Property Rights
We hold a variety of trademarks and service marks used throughout our businesses. We also use patents to protect our proprietary technological advances and to differentiate ourselves in the market. The Cigna Group companies hold over 320 United States patents. We are not substantially dependent on any single patent or group of related patents. We are not aware of any facts that could materially impact the continuing use of any of our intellectual property.

EVERNORTH HEALTH SERVICES

Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in Pharmacy Benefits, Home Delivery Pharmacy, Specialty Pharmacy, Distribution and Care Delivery and Management Solutions, which are provided to health plans, employers, government organizations and health care providers. These offerings are also integrated into our Cigna Healthcare solutions to span the total health care delivery system, further reducing the total cost of care for our clients and customers. In 2022, Evernorth Health Services reported adjusted revenues of $140.3 billion and pre-tax adjusted income from operations of $6.1 billion.

On February 13, 2023, we changed the name of our Evernorth segment to Evernorth Health Services. We will not distinguish between our prior and current segment name and will refer to our current segment name throughout this Annual Report on Form 10-K.

HOW WE WIN
Evernorth Health Services accelerates delivery of comprehensive, connected solutions to create value and meet the diverse needs of health plans, employers, health care providers and government organizations by:

•Partnering in unconventional ways to solve complex problems across a fragmented health care ecosystem, fueled by data and expertise that drives purposeful innovation
•Creating flexible solutions tailored to client needs, using Evernorth Health Services' combined strengths and capabilities, as well as strategic partnerships, to deliver: better, more efficient care for patients; better experiences for clients, providers and customers; and enhanced choices for clients and customers through our open architecture model
•Evaluating medicines, digital therapeutics and other health solutions for efficacy, adherence, value and price to assist clients in selecting a cost-effective formulary
•Offering home delivery, virtual and in-person care, and specialty customer-centric solutions that meet the needs of our clients and customers in ways that unlock greater value and better health services while providing better and specialized clinical care
•Delivering more affordable solutions that provide more discounts and drive risk-sharing and value-based care
•Promoting the use of generics and lowest-cost, clinically effective brands of medications

The following chart depicts a high-level summary of our principal products and services in this segment with definitions on subsequent pages.

	Principal Products & Services	Brands/ Subsidiaries	Key Relationships	Primary Competitors
Driving Foundational Growth	Pharmacy Benefits
 Express Scripts PBM, myMatrixx®, Care Continuum, Express Scripts MedRx ManagementSM, Embarc Benefit Protection®, FamilyPathSM, Advanced Utilization Management, Enhanced Fraud, Waste & Abuse, Ascent Health Services, Econdisc, SaveOnSP, Inside Rx®, Evernorth Wholesale MarketplaceSM, Value-Based Programs (Express Scripts SafeGuardRx®, Express Scripts Patient Assurance®), National Preferred Formulary, Advanced Opioid Management®, ScreenRx®
			Clients, Customers, Health Care Providers, Consultants, Health Plans, Commercial and Government Payors, Self-paying Customers, Pharmacy Providers	Health Plans, Independent Pharmacy Benefit Managers ("PBMs"), Managed Care PBMs, Third-Party Benefit Administrators, Group Purchasing Organizations, Clinical Solutions and Health Care Data Analytics Companies
	Home Delivery Pharmacy	Express Scripts Pharmacy®	Clients, Customers, Health Care Providers	Independent PBMs, Managed Care PBMs, Retail Pharmacies
Driving Accelerated Growth	Specialty Pharmacy	Accredo®, Freedom Fertility Pharmacy®, Therapeutic Resource Center®	Clients, Customers, Health Care Providers, Specialty Drug Distributors	Specialty Pharmacies
	Distribution	CuraScript SD®	Clinics, Hospitals	Specialty Drug Distributors
Care Delivery and Management Solutions
Evernorth Care Group, Evernorth Care Services, Evernorth Care Solutions, Evernorth Direct Health, Evernorth Home-Based Care, eviCore Healthcare®, MDLIVE®, Evernorth Behavioral Health, inMyndSM, Health Connect 360®, RationalMed®, Evernorth Digital Health FormularySM, Evernorth Labs, Trend Central®, HealthPredictSM, MediCUBE®, ScriptVision®
			Clients, Customers, Health Care Providers	Managed Care Organizations, Care Delivery and Care Management Solutions Providers, Third-Party Benefit Administrators, Health Care Data Analytics Companies
Principal Products & Services
•Pharmacy Benefits. Express Scripts Pharmacy dispenses approximately 1.6 billion adjusted prescriptions(1) annually to members of pharmacy plans managed by our Express Scripts PBM. We drive high-quality, cost-effective care through prescription drug utilization and cost management services. We support our clients' plan design selections to deliver balanced affordability, choice, simplicity and convenience. We focus our solutions to align with our clients' service, care and cost management needs. As a result, we believe we deliver better care, healthier outcomes, higher customer satisfaction and a more affordable prescription drug benefit. We dispense drug claims via Express Scripts Pharmacy, Accredo and our retail networks by integrating retail network pharmacy administration, benefit design consultation, drug utilization review, drug formulary management and pharmacy fulfillment services. We administer payments to retail networks and bill benefits costs to our clients through our end-to-end adjudication services.
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
◦myMatrixx. myMatrixx is a unique PBM with an exclusive focus on workers' compensation. We combine high-touch customer service with clinical expertise and state-of-the-art business intelligence systems to deliver simplified solutions and positive outcomes. myMatrixx leverages Express Scripts' robust pharmacy network and provides a smooth and personalized experience for clients and injured workers.
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
◦FamilyPath. FamilyPath is raising the bar for fertility health by providing more comprehensive and more flexible coverage and proactive care for growing families, including expanded medical and pharmacy benefit management; access to vetted provider and lab networks; and dedicated Fertility Advisors to proactively support and guide customers.
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
◦Enhanced Fraud, Waste & Abuse. We help plan sponsors identify potential problem customers and prescribers with unusual or excessive utilization patterns. The program is designed to help identify outliers and situations of abnormal use or prescribing patterns by analyzing types of prescriptions, refill patterns and pharmacy utilization.
◦Administration of Group Purchasing Organizations. We operate various group purchasing organizations that negotiate pricing for the purchase of pharmaceuticals and formulary rebates with pharmaceutical manufacturers on behalf of their participants. They also provide various administrative services to their participants including management and reporting.
◦Copay Solutions. Our first-to-market innovative copay solutions help customers afford their medications, protect plan design preferences and achieve lower trend. Our partnership with SaveOnSP on the first non-essential health benefits copay assistance solution has driven significant savings by targeting high-cost, high-volume drugs. SaveOnSP recommends plan design and coverage changes for certain drugs, enabling maximum savings and reducing plan and client costs. As manufacturer programs and regulations change, this aggressive solution adapts, delivering lower specialty plan cost and enhanced customer support.
◦Inside Rx. Inside Rx is a prescription medication savings program that offers eligible self-paying customers discounts on many brand and generic medications. This program is not insurance but offers savings at more than 60,000 participating retail pharmacies (including all major chains) in the United States and Puerto Rico. The program also offers discounts on prescription medications through private label solutions. Inside Rx earns a small fee from our supply chain partners every time a customer fills a prescription via the program. This lets us provide access to our savings card at no cost to the customer.
◦Evernorth Wholesale Marketplace. Evernorth Wholesale Marketplace offers a suite of flexible, private label solutions including but not limited to Wholesale Marketplace Drug Formulary Management services, Retail Network Programs, Value-Based Solutions, Medical Rebate Programs and Utilization Management Policies. These offerings are captured under either our drug formulary administrative service arrangements or our formulary processing arrangements. As the needs of the market evolve, we will continue to partner with clients and develop additional offerings that align with their goals and objectives.

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
▪Express Scripts Patient Assurance Program. This program addresses affordability challenges for customers managing their diabetes and cardiovascular conditions by providing a lower, fixed, out-of-pocket cost directly to the customer. Express Scripts negotiates additional discounts to reduce customer cost share without increasing plan cost, and applies those discounts at the point of service. By making the cost of medication affordable and predictable, the Express Scripts Patient Assurance Program improves medication adherence, driving better customer outcomes and lower downstream medical costs for the plan.
•Home Delivery Pharmacy. Evernorth Health Services offers free standard shipping of medications nationwide, usually in a 90-day supply, directly to the customer's home and allows for automatic refills on eligible medications and unrestricted telephone access to over 4,000 customer care advocates and specially trained pharmacists to answer customer questions. Our differentiated practice of pharmacy, coupled with our advanced automated dispensing technology, results in safer and more accurate pharmacy operations when compared to retail pharmacies, convenient access to maintenance medications and better management of our clients' drug costs through operating efficiencies and generic substitutions. Our research shows that Express Scripts Pharmacy achieves a higher level of therapeutic interventions, better adherence, more cost savings and a consistently higher Net Promoter Score (marketplace "NPS") compared to retail pharmacies. The Home Delivery Pharmacy operations consist of ten home delivery pharmacies and four high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
•Specialty Pharmacy. Specialty medications are primarily characterized as high-cost medications for the treatment of complex and rare diseases. These medications broadly include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements or medications limited to certain specialty pharmacy networks by manufacturers. The front-end of our pharmacy is organized into Therapeutic Resource Centers, where pharmacists focus their practice of pharmacy by condition, which offers customers a more personalized experience while providing enhanced clinical care. Through a combination of assets and capabilities, we work to provide an enhanced level of predictable care and therapy management for customers taking specialty medications, leading to increased visibility and improved outcomes for payors and custom programs for biopharmaceutical manufacturers. The launch of biosimilars to blockbuster specialty therapies provides competition and an opportunity to drive down costs for both customers and clients. We work closely with clients to efficiently support each benefit design to improve affordability. Accredo is focused on dispensing injectable, infused, oral and inhaled drugs that require a higher level of clinical service and support than traditional pharmacies typically offer. Accredo supports successful outcomes for customers and reduces waste for clients through specialty trained clinicians, a nationwide footprint and a network of in-home nursing services, reimbursement and customer assistance programs and biopharmaceutical services. Drug manufacturers may select Accredo for exclusive dispensing of highly specialized therapies. Freedom Fertility Pharmacy is dedicated exclusively to supporting customers undergoing fertility treatment. Accredo and Freedom Fertility Pharmacy serve customers within a pharmacy benefit plan administered by Express Scripts PBM, as well as customers in plans administered by other PBMs and health plans. Our Specialty Pharmacy operations consist of 33 specialty pharmacies.
•Distribution. CuraScript SD is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare or orphan diseases) directly to health care providers, clinics and hospitals in the United States for office or clinic administration. Through this business, we provide distribution services primarily to office and clinic-based physicians who treat customers with chronic diseases and regularly order costly specialty pharmaceuticals. This business provides competitive pricing on pharmaceuticals and medical supplies, operates three distribution centers and ships most products overnight within the United States; it also provides distribution capabilities to Puerto Rico and Guam. It is a contracted supplier with most major group purchasing organizations and leverages our distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
•Care Delivery and Management Solutions. We offer clinical programs to help our clients drive better whole-person health outcomes through our Care Delivery (virtual care, in-home care, physical primary care) and Care Management (behavioral health services and health coaching capabilities) offerings.
◦eviCore. eviCore healthcare is a medical benefits management organization that is a leading provider of solutions that ensure customers receive optimal treatment at the right site of care by leveraging our team of medical professionals, evidence-based guidelines and innovative technologies to deliver affordable care. eviCore provides integrated solutions for key clinical diagnostic areas such as advanced imaging, cardiology and gastroenterology, as well as longitudinal areas such as musculoskeletal, oncology and post-acute care. eviCore contracts with health plans to promote the appropriate use of health care services by the customers they serve. In certain instances, this occurs through capitated risk arrangements, when we assume the financial obligation for the cost of health care services provided to eligible customers covered by eviCore healthcare management programs.
◦MDLIVE. MDLIVE virtual care services provide flexibility for the customer to access a network of virtual care providers for preventative and routine primary care and wellness, urgent care, dermatology care, behavioral health care needs and chronic condition management beginning with hypertension.
◦Behavioral health. Our behavioral health solutions simplify the complicated treatment landscape by assisting members to the right level of care at the right time, in the right place - from start to finish. Our predictive analytics models proactively identify customers who need support so that we can engage them early and provide the appropriate care, leveraging our extensive provider network including in-person providers, virtual providers and digital tools.
◦inMynd. Our Evernorth inMynd Behavioral Health and inMyndRx solutions provide access to expert guidance and support for anxiety, depression, insomnia, ADHD, narcolepsy, Alzheimer's and select mood stabilizing medications. These solutions include providing access to individualized support and educational resources, condition-specific care through our Neuroscience Therapeutic Resource Centers and digital Cognitive Behavioral Therapy program when applicable.
◦Health Connect 360. This program is a transformational, outcomes-based, clinical management model that bridges pharmacy, medical, lab and biometric data to develop insights and deliver personalized health care clinical support. Clinical outcomes and quality metrics are tailored to meet client needs.
◦RationalMed. RationalMed improves customer health and safety by integrating medical, pharmacy and laboratory claims data to initiate changes and correct errors in care, lowering both medical and prescription drug costs.
◦Evernorth Digital Health Formulary. Through the Evernorth Digital Health Formulary, we evaluate, procure, implement and manage digital health solutions on behalf of clients, alleviating administrative burden and ensuring clinical effectiveness, data security, user-friendly experiences and financial value.
◦Cigna Pathwell Specialty. Cigna Pathwell Specialty is designed to address one of our clients' top health care cost drivers - specialty drugs - enabling clients to reinvest in their employees, making health care more affordable. This new solution controls specialty spending across the medical and pharmacy benefits by integrating pharmacy network and care coordination for customers who need our support the most.
◦Evernorth Intelligence Solutions. By bringing together world-class talent, multi-disciplinary expertise and advanced data and analytics, we unlock actionable insights to help drive greater affordability, simplicity, predictability and growth. We work together with our clients and partners to create dynamic solutions, services and platforms that guide better decisions and improved performance (see "Business - Digital, Data and Technology" section of this Form 10-K for further information).
•Evernorth Labs. We accelerate innovation through increased collaboration with clients, customers and partners to develop solutions for launch in their businesses. With our Labs, which are state-of-the-art research facilities and shared spaces for collaboration, ideation and innovation, we gather with our clients and industry leaders to solve the toughest challenges in the health care system, including: better managing the most complex and expensive disease states, such as oncology; improving care access and delivery, such as worksite, home and virtual care; and planning for emerging trends, such as artificial intelligence, and industry disruptors, such as COVID-19.
•Data, advanced analytics and platforms. We use advanced predictive modeling to shape solutions that help decrease health care fragmentation, drive optimized care coordination, reduce key cost drivers and improve health outcomes. In-depth trend analysis helps us to identify and effectively address challenges like opioid abuse, COVID-19 and other emerging health crises. We use market surveillance and forecasting to pinpoint and proactively address cost drivers. Our platform strategy as a service gives clients the tools to build successful businesses in a flexible, customizable way: Trend Central provides access to key performance indicators to help plan sponsors reduce costs and work towards healthier outcomes; HealthPredict produces high customer-level risk scores, to show the highest value opportunities for proactive intervention; MediCUBE gives our academic detailing pharmacists the analytical power to identify ways to save plans from significant unnecessary spend and improve quality metrics; and ScriptVision provides a suite of real-time, data-driven capabilities that empower physicians to make the best prescribing choices, including ePrescribing (including controlled substances), real-time prescription benefit information, electronic prior authorizations, clinical care messages such as drug interactions and high-risk medication alerts and data on customer adherence rates.

Customers
We provide products and services in the Evernorth Health Services segment to clients and customers, as described below. Also described below are our significant clients.
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
The Department of Defense ("DoD") TRICARE® Pharmacy Program is the military health care program serving active-duty service customers, National Guard and Reserve customers and retirees, as well as their dependents. Under this contract, we provide online claims adjudication, home delivery services, specialty pharmacy clinical services, claims processing and contact center support and other services critical to managing pharmacy trend. In 2021, the DoD awarded Express Scripts a seven-year pharmacy program contract beginning January 1, 2023. Under the new contract, Express Scripts will provide enhanced specialty care and expanded care coordination capabilities, while continuing to support current pharmacy operations, through 2029. Revenues from this contract are significant to the segment.
In 2019, Express Scripts and Prime Therapeutics LLC ("Prime") entered into an agreement effective on April 1, 2020 to deliver improved choice and affordability for Prime's clients and their customers by enhancing retail pharmacy networks and pharmaceutical manufacturer value. In 2022, Prime and Express Scripts agreed to extend this relationship through 2025. In 2021, the relationship with Prime was expanded to include the option for Prime's plans to access the Accredo specialty pharmacy and Express Scripts home delivery in-network pharmacies. Revenues from these contracts are significant to the segment.
In October 2022, Evernorth Health Services and Centene Corporation ("Centene") announced a multi-year agreement effective January 2024 to manage pharmacy benefit services and make prescription medications more accessible and affordable for Centene's approximately 20 million customers. In addition to greater savings on prescription drugs, Centene customers will also have access to Express Scripts' extensive national network of retail pharmacies.
Competition
The health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. Many of the largest managed care organizations now also own health services businesses that compete with Evernorth Health Services in the verticals in which we participate. We believe the primary competitive factors in the industry include the ability to: negotiate with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and customers; provide home delivery and specialty pharmacy services; negotiate discounts and rebates on prescription drugs with drug manufacturers; navigate the complexities of government-reimbursed business including Medicare, Medicaid and the public exchanges; manage cost and quality of specialty drugs; and use the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and customers and assess the level of service we provide.
•Managed Care PBMs. CVS Caremark (owned by CVS Health Corporation ("CVS")), Humana Inc. ("Humana"), IngenioRx (owned by Elevance Health Inc. ("Elevance")), OptumRx (owned by UnitedHealth Group Inc. ("UnitedHealth")) and Prime Therapeutics (owned by a collection of Blue Cross / Blue Shield Plans) compete with us on a variety of products and in various regions throughout the United States.
•Independent PBMs. MedImpact, Navitus Health Solutions, Elixir (owned by Rite Aid Corporation) and many other regional PBMs compete with us on a variety of products across the United States.
•Pharmacies. CVS, Walgreens Boots Alliance, Inc., WalMart, Inc., Rite Aid, Kroger and other independent pharmacies compete with us for the delivery of prescription drug needs to our customers. In addition, many PBMs own and operate home delivery and specialty pharmacies including CVS, OptumRx, Walgreens, Humana and Elixir. New entrants continue to emerge, including Amazon Pharmacy, Capsule and Hims.
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
•Care Delivery and Management Solutions. OptumHealth, NaviHealth and Landmark (UnitedHealth); Beacon, Aspire and CareMore (owned by Elevance); CVS's HealthHubs and MinuteClinics; CenterWell Home Health (Humana); Community and Bayless (Centene); VillageMD, Teladoc, Doctor on Demand, MeMD, WalmartHealth and AmazonCare are among the companies that compete with us in this market.
•Clinical Solutions and Health Care Data Analytics Companies. Optum (owned by UnitedHealth), Elevance, Magellan Health and Apixio (owned by Centene Corporation), HealthHelp, Cotiviti and Inovalon are among the companies that compete with us in this market.
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
•Clinical Support. Our staff of highly trained health care professionals provides clinical support for our pharmacy, medical and behavioral customers. Our services include access to:
◦Support for the individual and their caregivers from crisis care in their most vulnerable moments to stabilization and returning back to work and life for all involved
◦Comprehensive behavioral health offerings including network access, utilization management and coordination of care to treat conditions ranging from depression and anxiety to substance use, autism and eating disorders
◦Condition-specific specialized customer care through our Therapeutic Resource Center facilities staffed with specialist pharmacists, nurses and other clinicians
◦Clinical development and operational support for our pharmacy benefit management services by our clinical solutions staff of pharmacists and physicians who conduct a wide range of activities including: identifying emerging medication-related safety issues and alerting physicians, clients and customers (as appropriate); providing drug information services; managing formulary; identifying and closing gaps in care; and developing utilization management, safety (drug utilization review) and other clinical interventions
Suppliers
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
We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Evernorth Health Services uses one wholesaler more than others in the industry, but holds contracts with other wholesalers if needs for an alternate source arise. Generic pharmaceuticals are generally purchased directly from manufacturers.
Key Transactions and Business Developments
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting this segment.

CIGNA HEALTHCARE

Cigna Healthcare includes the U.S. Commercial, U.S. Government and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. Within Cigna Healthcare, U.S. Commercial and International Health are our foundational growth businesses and U.S. Government is our accelerated growth business. In 2022, Cigna Healthcare reported adjusted revenues of $45.0 billion and pre-tax adjusted income from operations of $4.1 billion.

HOW WE WIN
•Clinical programs to support the highest-quality health outcomes and customer experiences
•Partnership with high-performing providers, emphasizing value over volume of services
•Differentiated approach to understanding clients and responding to evolving workforce needs to improve employee productivity and drive more consistent performance
•Innovative coordinated benefit solutions that deliver value for our customers, clients and partners
•Technology and data analytics powering actionable insights and promoting solutions to improve health and vitality with greater precision and personalization
•Talented, experienced and caring people who work as consultative partners in aligning client and customer needs to our solutions and putting those we serve at the center of all we do

By offering a mix of services and medical insurance products to employers, groups and individuals along with specialty products, we improve the quality of care, lower costs and help customers achieve better health outcomes. Many of these products are available on a standalone basis, but we believe they create additional value and savings when integrated with a Cigna Healthcare-administered health plan.

The following chart depicts a high-level summary of our principal products and services in this segment, with definitions on subsequent pages.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)(1)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors
U.S. Commercial Medical
Managed Care	Cigna Healthcare	Nationwide	GC, ER, ASO	U.S. Commercial	Brokers, Private Exchanges, Direct	National Insurers, Local Healthplans, Third-Party Administrators ("TPAs")
Preferred Provider Organization ("PPO")						National Insurers, Local Healthplans, TPAs
Consumer-Driven						National Insurers, Local Healthplans
U.S. Government Medical
Individual and Family Plans	Cigna Healthcare	16 states (2)	GC	U.S. Government	Public Exchanges, Brokers, Direct	National Insurers, Local Healthplans, Provider-led Plans
Medicare Advantage	Cigna Healthcare	29 states (3) & District of Columbia	GC		Direct, Brokers	National Insurers, Local Healthplans, Provider-led Plans
Medicare Stand –Alone Prescription Drug Plans	Cigna Healthcare, Express Scripts	Nationwide	GC, ASO		Direct, Brokers	National Insurers
Medicare Supplement	Cigna Healthcare	48 states (4) & District of Columbia	GC		Brokers, Direct, Private Exchanges	National Insurers
Specialty Products and Services
Stop-Loss	Cigna Healthcare	Nationwide	GC	U.S. Commercial	Brokers, Direct	National Insurers, Specialty Companies
Cost Containment	Cigna Healthcare		GC, ER, ASO	U.S. Commercial		National Insurers, Specialty Companies
Consumer Health Engagement	Cigna Healthcare		GC, ER, ASO	U.S. Commercial, U.S. Government		National Insurers, Specialty Companies
Pharmacy Management	Cigna Healthcare		GC, ER, ASO	U.S. Commercial, U.S. Government		Independent PBMs, Managed Care PBMs
Behavioral Health	Cigna Healthcare		GC, ER, ASO	U.S. Commercial, U.S. Government		National Insurers, Specialty Companies
Dental	Cigna Dental Care®		GC, ER, ASO	U.S. Commercial, U.S. Government		Dental Insurers, National Insurers
(1) Our three funding solutions include administrative services only ("ASO"), insured - guaranteed cost ("GC") and insured - experience-rated ("ER") arrangements.
(2) AZ, CO, FL, GA, IL, KS, MO, MS, NC, PA, TN, UT & VA. Effective January 1, 2023, also includes IN, SC & TX.
(3) AL, AR, AZ, CO, CT, DE, FL, GA, IL, KS, MD, MO, MS, NC, NJ, NM, OH, OK, OR, PA, SC, TN, TX, UT, VA, VT & WA. Effective January 1, 2023, also includes KY & NY.
(4) All states except MA & NY.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Market Segment(s)	Primary Distribution Channel(s)	Primary Competitors
International Health Products and Services
Global Health Care	Cigna Global Health Benefits, Cigna Global Individual Health	Worldwide (except as limited by applicable law)	GC, ER, ASO	International Health	Brokers, Direct	Global insurers
Local Health Care	Cigna Healthcare, ManipalCigna, CignaCMB	China, Middle East, Singapore, Hong Kong, Spain, United Kingdom, India				Global insurers and local non-U.S. insurers

Principal Products & Services
U.S. Commercial Medical
•Managed Care Plans are offered through our insurance companies, Health Maintenance Organizations ("HMOs") and TPA companies. HMO, LocalPlus®, Network and Open Access Plus plans use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers. The national provider network for Managed Care Plans is smaller than the national network used with the PPO plan product line.
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
•Medicare Advantage Plans allow Medicare-eligible customers to receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. Our Medicare Advantage Plans include HMO and PPO plans marketed to individuals and qualified employer groups. A significant portion of our Medicare Advantage customers receive medical care from our value-based models that focus on developing highly engaged physician networks, aligning payment incentives to improve health outcomes and using timely and transparent data sharing.
•Medicare Stand-Alone Prescription Drug ("Part D") Products provide a number of prescription drug plan options, as well as service and information support to Medicare-eligible individuals or individuals through a qualified employer group. Our stand-alone plans offer the coverage of Medicare combined with the flexibility to select a product that provides enhanced benefits and a formulary that aligns with the individual's needs. Eligible customers benefit from broad network access and enhanced service intended to promote adherence, wellness and affordability.
•Medicare Supplement Plans provide Medicare-eligible customers with federally standardized Medigap-style plans. Customers may select among the various plans with specific plan options to meet their unique needs and may visit, without the need for a referral, any health care provider or facility that accepts Medicare throughout the United States.

Specialty Products and Services
•Stop-Loss insurance coverage is offered to self-insured clients whose group health plans are administered by Cigna Healthcare. Stop-loss insurance provides reimbursement for claims in excess of a predetermined amount for individuals, the entire group, or both.
•Cost Containment Programs are designed to contain the cost of covered health care services and supplies. These programs reduce out-of-network utilization and costs, protect customers from balance billing and educate customers regarding the availability of lower cost in-network services. In addition, under these programs we negotiate discounts with out-of-network providers, review provider bills and recover overpayments. We charge fees for providing or arranging for these services. These programs may be administered by third-party vendors that have contracted with Cigna Healthcare.

•Consumer Health Engagement services are offered to customers covered under plans administered by Cigna Healthcare or by third-party administrators. These services consist of an array of health management, disease management and wellness services. Our Medical Management programs include case, specialty and utilization management and a 24/7 Health Information line which ensures around the clock access to a medical professional. Our Health Advocacy program services include early intervention in the treatment of chronic conditions and an array of health and wellness coaching. We administer incentives programs designed to encourage customers to engage in health improvement activities.
•Pharmacy Management services and benefits can be combined with our medical offerings. The comprehensive suite of pharmacy management services are available to clients and customers through our integration with Evernorth Health Services' capabilities.
•Behavioral Health services consist of a broad national network of behavioral health providers which includes one of the largest virtual networks in the United States, behavioral health specialty case and utilization management, a crisis intervention line accessible anytime, employee assistance programs and work/life programs. We integrate our programs and services with medical and pharmacy programs to facilitate customized, holistic care as well as to provide resources that increase resiliency and address non-medical factors that affect overall well-being.
•Dental solutions include dental HMO plans, dental PPO plans, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products on either an insured or self-insured basis as standalone products or in conjunction with medical products. Additionally, individual customers can purchase insured dental PPO plans as standalone products or in conjunction with individual medical policies.
International Health
•Global Health Care products and services include insurance and administrative services for medical, dental, pharmacy, vision and life, accidental death and dismemberment and disability risks. We are a leading provider of products and services that meet the needs of multinational employers, intergovernmental and nongovernmental organizations and globally mobile individuals with a focus on keeping employees healthy and productive. The employer benefits products and services are offered through guaranteed cost, experience-rated and administrative services only funding solutions, while individuals purchase guaranteed cost coverage.
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
•Insured.
GC and ER. In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically a department of insurance). State or federal laws may restrict or limit the use of rating methods. Premium rates are established at the beginning of a policy period and, depending on group size, may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders. With the exception of ER policies, we generally cannot subsequently adjust premiums to reflect actual claim experience until the next policy period; the policyholder does not participate, or share in, actual claim experience; and we keep any experience surplus or margin if costs are less than the premium charged (subject to minimum medical loss ratio rebate requirements discussed below). For all insured arrangements, we bear the risk for actual costs in excess of the premium charged. Approximately 15% of our U.S. Commercial medical customers are in insured arrangements.

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

See the "Business - Regulation" section of this Form 10-K for additional information about premiums, MLR requirements, Star Ratings and risk adjustment programs of the ACA.
Market Segments
•U.S. Commercial comprises the following market segments:
◦National. Employers with 3,000 or more eligible employees, primarily through ASO funding solutions.
◦Middle Market. Employers generally with 500 to 2,999 eligible employees, solutions for third party payers, Taft-Hartley plans, as well as other groups, through ASO and insured funding solutions.
◦Select. Employers generally with 51 to 499 eligible employees, primarily through ASO with stop-loss insurance coverage and insured funding solutions.
◦Small Group. Employers generally with 2 to 50 eligible employees. We offer guaranteed cost insured funding solutions in select geographies with our Cigna + Oscar product.
•U.S. Government comprises the following market segments:
◦Individual. Includes individuals under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. We offer guaranteed cost, medical ACA-compliant and dental plans in this market segment.
◦Medicare. Includes individuals who are Medicare-eligible customers, as well as employer group sponsored post-65 retirees. We receive Medicare Advantage revenue from CMS based on customer demographic data and health risk factors. Revenues from CMS are significant to the market segment.
•International Health comprises market segments offering international plans to multinational employers and globally mobile individuals, and domestic plans to employers and individuals in specific countries outside of the U.S. Employer plans in the International Health segment may be ASO or fully insured plans.

Customers
We provide clients and customers with access to a mix of medical and specialty products and services.

•Clients. Our clients include employers, third-party administrators, union-sponsored benefit plans, government health programs and other groups which span our operating segments.
•Customers. Our customers include individuals who access our offerings through an employer-sponsored plan, government-sponsored plan, or other insured group.

Primary Distribution Channels
•Brokers. Sales representatives distribute our products and services to a broad group of insurance brokers and consultants.
•Direct. Cigna Healthcare sales representatives distribute our products and services directly to employers, unions and other groups or individuals. Various products may also be sold directly to insurance companies, HMOs and third-party administrators. Direct distribution may take the form of in-person contact, telephone or group selling venues, or online direct to consumer enrollment platforms.
•Private Exchanges. We partner with select companies that have created private exchanges where individuals and organizations can acquire health insurance. We evaluate private exchange participation opportunities as they emerge in the market and target our participation to those models that best align with our mission and value proposition.
•Public Exchanges. Cigna Healthcare offers individual ACA-compliant policies through public health insurance exchanges in select geographies.
Competition
The primary competitive factors affecting our business are quality of care and cost effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of employers and their employees; total cost management; technology and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and health management capabilities along with an array of product funding solutions are competitive advantages. We believe our focus on improving the health and vitality of those we serve will allow us to further differentiate ourselves.
•National Insurers. UnitedHealth, Aetna Inc. (owned by CVS), Elevance, Humana and Blue Cross Blue Shield plans compete with us in a variety of products and regions.
•Local Healthplans. Blue Cross Blue Shield plans, local affiliates of major insurance companies and hospitals and regional stand-alone managed care and specialty companies compete with us in the states in which we offer managed care products.
•TPAs. Third-party administrators compete with us for ASO business.
•Provider-led Plans. Include health systems and hospitals who integrate health plan offerings with care delivery. Additionally, plan sponsors may contract directly with providers.
•Dental Insurers. Various companies offering primarily dental insurance compete with us on these products.
•Specialty Companies. Specialty insurance or service companies that offer niche products and services compete with us.
•International Companies. Global insurers and local non-U.S. insurers compete with us through product and service offerings.

Partnering to Advance our Growth Strategy
Cigna Healthcare's strategy engages customers in their health, collaborates with providers to help them improve their performance and connects customers and providers through aligned health goals, incentives and actionable information to help enable informed decisions and drive better outcomes. Continuing to expand the breadth and depth of Evernorth Health Services care services, pharmacy services and benefits management will further reduce the total cost of care for our clients and customers. Fueled by advanced insights and predictive analytics, Cigna Healthcare continues to develop innovative solutions that span the health care delivery system and can be applied to a multitude of providers.
•Accountable Care Program. We have approximately 239 collaborative care arrangements with primary care groups built on the patient-centered medical home and accountable care organization ("ACO") models. Program flexibility allowed adjustments in response to the COVID-19 pandemic designed to maintain appropriate focus on high-risk individuals and populations with chronic conditions impacted by Social Determinants of Health. As we emerge from the pandemic, we are leveraging new models to increase provider adoption of upside and downside risk sharing to drive better health outcomes and lower the total cost of care.
•Hospital Quality Program. We have contracts with approximately 152 hospital systems, involving over 592 hospitals, with reimbursements tied to quality metrics.
•Site of Care Redirection. We encourage the use of clinically appropriate settings to reduce the cost of care. This results in significant cost savings compared to receiving the same care in a hospital setting, while ensuring high quality care and service.
•Specialist Programs. We have approximately 266 arrangements with specialist groups in value-based reimbursement arrangements across six different disciplines. Arrangements include incentives for enhanced care coordination and episodes of care reimbursements for meeting cost and quality goals. We have expanded these programs to include prospective bundled payment arrangements beginning with orthopedics.
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
•Virtual Care. We encourage access for customers through MDLIVE telehealth services as a way to support the patient/provider relationship. MDLIVE telehealth services provide flexibility for the customer to access a network of telehealth providers for services including preventative and routine primary care and wellness, urgent care, dermatology care, behavioral health care needs and chronic condition management beginning with hypertension.

Key Transactions and Business Developments
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting this segment.

OTHER OPERATIONS

Other Operations comprises the remainder of our business operations, which includes certain ongoing businesses and exiting businesses. Our ongoing businesses include our continuing business, COLI, as described below, as well as our run-off businesses. Our run-off businesses include (i) GMDB and GMIB business that were effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses comprised of deferred gains from the sales of these businesses. Our exiting businesses include our interest in a joint venture in Türkiye, which was sold to our partner in December 2022, the international life, accident and supplemental benefits businesses sold on July 1, 2022, and the Group Disability and Life business sold on December 31, 2020.
In 2022, Other Operations reported adjusted revenues of $2.3 billion and pre-tax adjusted income from operations of $500 million. Other Operations was previously named Group Disability and Other.
Ongoing Businesses
Continuing Business
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
Run-off Businesses
Settlement Annuity Business
Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 15% of the liabilities associated with guaranteed payments not contingent on survivorship. Non-guaranteed payments are contingent on the survival of one or more parties involved in the settlement.
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

Exiting Businesses

Our Interest in a Joint Venture in Türkiye
In December 2022, we divested our ownership interest in Cigna Sağlık Hayat ve Emeklilik, our joint venture in Türkiye, to our long-time partner QNB Finansbank.
International Life Accident and Supplemental Benefits
We offered life, accident and supplemental benefits insurance products and services in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand until the completion of the sale of these businesses on July 1, 2022 to Chubb as described in the "Overview" section of this Form 10-K. South Korea represented our single largest geographic market for these businesses.
Group Disability and Life
Our Group Disability and Life operating segment included our commercial long-term and short-term disability products and our term life group insurance products, until completion of the sale in 2020. We also offered personal accident insurance and will continue to offer voluntary products and services that were not part of the sale. Beginning in 2021, voluntary products and services are reported in the Cigna Healthcare segment.

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
Separate Accounts
Our subsidiaries or external advisors manage invested assets of separate accounts on behalf of contractholders, including The Cigna Group Pension Plan, variable universal life products sold through our corporate-owned life insurance business and other life insurance products. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.

STRATEGIC INVESTMENTS

Cigna Ventures. In addition to the portfolio investments in our general and separate accounts discussed in the Investment Management section above that support our insurance operations, we make targeted investments within the health care industry, specifically. In 2022, The Cigna Group committed an additional $450 million to Cigna Ventures, our strategic corporate venture fund, resulting in an aggregate commitment of $700 million to this strategic initiative. Cigna Ventures invests in promising startups and growth-stage companies who, like us, are unlocking new growth possibilities in health care. Specifically, we invest in companies making groundbreaking progress in three strategic areas: insights and analytics, digital health and experience, and care delivery and enablement. As of December 31, 2022, Cigna Ventures has seven venture capital partners and 22 existing direct investments. Through these deep partnerships we collaborate, innovate and develop new solutions that address critical challenges of health and vitality impacting the people we serve.

VillageMD. As of December 31, 2022, the Company had a commitment to become a minority owner in VillageMD by investing up to $2.7 billion in VillageMD preferred equity. In January 2023, we invested $2.5 billion of the $2.7 billion. VillageMD is an independent primary care group committed to offering high-quality, accessible primary care options for communities across the country through Village Medical. VillageMD partners with physicians to provide the tools, technology, operations, staffing support and industry relationships to deliver high-quality clinical care and better patient outcomes, while reducing the total cost of care. VillageMD and Village Medical operate in 22 markets and are responsible for more than 1.6 million patients.

DIGITAL, DATA AND TECHNOLOGY

The Cigna Group's investments in digital, data and technology are focused on cultivating robust digital-first capabilities to better engage with customers and stakeholders. We deliver value for our clients, customers and other stakeholders by creating better health outcomes, improving customer experience and lowering total cost of care.

Innovation. Customer-centric, digital-first innovation remains at the forefront of our priorities. The advancement of our internal capabilities and strategic partnerships continues to produce new and more effective ways to engage with our customers to help close gaps in care, optimize treatment and improve outcomes. During 2022, technology continued to deliver value for current business while simultaneously focusing on reducing complexity and cost within our technology ecosystem. In the future, with a simplified technology ecosystem, we expect an increase in optionality, customer engagement, loyalty and speed to market. (See Evernorth Intelligence Solutions section of the "Business - Evernorth Health Services" discussion of this Form 10-K for additional information on our intelligent solutions and capabilities).

In 2022, The Cigna Group continued to invest in our technology capabilities to produce new and more effective ways to operate, as well as meet customers where they are. We intend to lead with digital engagement by creating connections between points of care and guiding customers through the best mechanism to the optimal location and provider. Our modernized data and technology ecosystem will empower us to integrate our assets, gather insights and engage with prospects and customers in new ways. For the year ended December 31, 2022, our capital expenditures for property, equipment and computer software were $1.3 billion.

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

During 2022, we continued to leverage both internal and external data to identify and address health disparities and better understand the long-term medical and behavioral complications facing our customers. The data-informed approach allows for delivery of solutions with a digital-first entry point that meet our customers where they are to offer physical and behavioral health support.

Digital. Our digital health focus has shown value across the enterprise by creating engaging experiences that give customers the right information at the right time. We continue to bring new technology-enabled products and services to the market, expanding on a platform that connects to a given benefit structure in a single personalized environment. This allows for further capitalization on our unique data. Cybersecurity protections continue to be a top priority across The Cigna Group's digital offerings.

Technology Operations. Our technology team, powered by over 8,500 employees and several thousand external resources working with our partners, supports the various information systems essential to our operations, including the health benefit claims processing systems and specialty and home delivery pharmacy systems. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. We believe we have substantial capacity for growth in our United States pharmacy claims processing facilities. Our pharmacy technology platform allows us to safely, rapidly and accurately adjudicate over one billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care and our real-time safety checks help avoid medication errors. The Cigna Group companies hold over 320 United States patents. We use these patents to protect our proprietary technological advances and to differentiate ourselves in the market.

HUMAN CAPITAL MANAGEMENT

The Cigna Group's mission is to improve the health and vitality of those we serve. A global healthy and diverse workforce is essential to achieving our mission and our business growth strategies. We are continually investing in our global workforce to support our employees' health and well-being, further drive diversity and inclusion, provide fair and market-competitive pay and foster employee growth and development. As of the end of 2022, we had approximately 71,300 employees, with 94% of our employees based in the United States. Approximately 97% of our employees are full-time.
Health, Well-Being and Other Benefits
Tending to our employees' health and vitality is a critical business imperative for our company and one of the most important investments in our enterprise that we make each year. We believe that when we support our employees' health and well-being, they have fewer absences and are more productive and engaged in driving our mission and business strategy forward, thereby creating shareholder value. In 2022, The Cigna Group invested approximately 18% of total payroll in health, well-being and other benefits, including life and disability programs, 401(k) contributions and retirement-related benefits for our employees in the United States.
In addition to traditional medical and pharmacy benefits, we provide both physical and mental health support to employees, including: nutrition and fitness programs, employee assistance program (EAP) benefits that are free to all employees and to all members of their household, and digital tools that provide access to education and therapy to help individuals build greater resilience and cope with stress, anxiety and depression.
Diversity, Equity & Inclusion
At The Cigna Group, we take an expansive view of diversity including race, ethnicity, nationality, gender, veteran status, disability, sexual orientation and gender identity. As of the end of 2022, based on employee self-reporting, 71% of our employees were women, and 39% of our employees in the United States were ethnic minorities (which includes Black / African American, Asian, Hispanic or Latinx, Pacific Islander and American Indian / Alaskan employees).
We are committed to attracting and recruiting key diverse talent into various leadership development programs and other entry level positions across the business. This success is rooted in strategic relationships with diverse student groups at our partner colleges and universities, as well as our commitment to multiple national, regional and local organizations, which provide us focused recruiting opportunities with women, the LGBTQ+ community, military veterans and underrepresented minority groups.
Our compensation practices, rooted in our pay-for-performance philosophy, promote equity in pay through measures such as benchmarking compensation by role, eliminating inquiries regarding applicants' compensation history from the hiring process and monitoring for potential disparities. Our most recent pay equity analysis among our U.S. employees, conducted in 2023, illustrated that female employees of The Cigna Group earn more than 99 cents for every dollar earned by similarly-situated male employees, and employees from underrepresented groups (which includes Black/African American, Hispanic or Latinx, Pacific Islander and American Indian/Alaskan employees) earn more than 99 cents for every dollar earned by similarly-situated white employees. This year, for the first time, we also analyzed gender pay on a global basis and found that across the entire Company female employees at The Cigna Group earn more than 99 cents for every dollar earned by similarly-situated male employees.
Talent Acquisition, Development and Retention
Our talent acquisition and rewards strategies are designed to attract and retain skilled employees who are engaged in our mission. Our compensation program is rooted in market competitive base salaries and incentives that reward contributions that advance the Company's strategy and mission. Shifts in labor dynamics that started in the midst of the COVID-19 pandemic have continued to impact our employee population. As we have adapted to new ways of working post-pandemic, where possible, employees work with their leaders to determine whether they work onsite, work at home, or leverage a hybrid option. The level of worker attrition continues to be above our pre-pandemic levels as well: in 2022, the voluntary turnover rate was 16% for all employees. In previous 10-K filings, we reported the voluntary turnover rate only for exempt employees in the United States.

Our online learning platform and career development tools and events offer a broad range of training, education and development resources to all employees. In 2022, based on internal data, U.S. employees on average engaged in 34 hours of learning through these resources. Enterprise leadership development programs were provided to executive, high-potential and new manager audiences to develop and expand leadership capability across the enterprise. The Cigna Group also offers an education reimbursement program for both full and part-time employees who meet the continuing education criteria. We believe these strategies and programs contribute to employee engagement and retention.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

The Cigna Group's environmental, social and governance ("ESG") framework is structured around four pillars that underscore our mission to improve the health and vitality of those we serve. We drive action through this framework to deliver on our ESG vision: to transform the ecosystem of health into one that is well-functioning, sustainable, accessible and equitable - advancing better health for all. Our commitment to this vision guides us in our multidimensional value-creation strategy as we strive to meet the needs of our many stakeholders. The four pillars of our ESG framework are:

Healthy Environment

We believe that responsible environmental stewardship can improve health and well-being and also makes sound business sense. We strive to identify new efficiencies and make strategic investments to drive progress on our operational sustainability targets. We aim to reduce our environmental impacts and our operating costs, but our commitments are not material to our results of operations, financial condition or liquidity.

Healthy Society

We work to advance better health for all. Building a well-functioning, sustainable, accessible and equitable health care system involves understanding and addressing social determinants of health, advancing health equity and improving medical quality and access while prioritizing affordability, lowering health risks, promoting preventive health interventions and coordinating all aspects of care. We drive progress in each of these areas by aligning our products and services with value-based care models, leveraging integrated benefits, managing drug costs through innovation, expanding digital offerings, and reviewing coverage policies for health equity. We also help to eliminate barriers to care and address other factors that contribute to health disparities.

Healthy Workforce

We believe that employers play a vital role in the health care system, and we strive to be a model for others by prioritizing the health and well-being of employees within our own company. We are advancing our diversity, equity and inclusion commitments, including by setting aspirational goals to increase gender equality in our leadership pipeline. We are continuing to evolve our employee programs to meet the dynamic working environment and supporting our employees in their career growth as they support the growth of our business. See further discussion of this pillar within Part I, Item 1 "Human Capital Management" section above.

Healthy Company

We strive to promote positive societal impact, ethical behavior and responsible and resilient business practices across our multidimensional enterprise. This includes adhering to strong board governance practices, protecting the sensitive data of our clients and customers by ensuring cybersecurity incident response preparedness, as well as supporting a responsible supply chain and committing to increasing our annual diverse supplier spend.

MISCELLANEOUS

•Revenues from U.S. Federal Government agencies, under a number of contracts, represented 14% of our consolidated revenues in 2022 and 2021 and 15% in 2020.
•The Company does not rely on business from one or a few brokers or agents.

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

Many aspects of our business are directly regulated by federal and state laws and administrative agencies, such as HHS, CMS, the Internal Revenue Service ("IRS"), the U.S. Departments of Labor ("DOL") and Treasury, the Office of Personnel Management ("OPM"), the Federal Trade Commission ("FTC"), the SEC, the Office of the National Coordinator for Health Information Technology ("ONC"), state departments of insurance and state boards of pharmacy. Our business practices may also be shaped by enforcement actions of federal agencies, such as the Department of Justice ("DOJ"), state agencies, as well as judicial decisions.
In addition, aspects of our business are subject to indirect regulation. The self-funded benefit plans sponsored by our U.S. employer clients are regulated under federal law. These self-funded clients expect us to ensure that our administration of their plans complies with the regulatory requirements applicable to them.
Our business operations and the books and records of our regulated businesses are routinely subject to examination and audit at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL, IRS, OPM and comparable international regulators to assess compliance with applicable laws and regulations. Our operations are also subject to non-routine examinations, audits and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be implicated in investigations of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the HHS Office of Inspector General ("HHS-OIG"), the DOJ, the DOL and other state, federal and international authorities. We may also be called upon by members of the U.S. Congress to provide information, including testifying before Congressional committees and subcommittees, regarding certain of our business practices. If The Cigna Group is determined to have failed to comply with applicable laws or regulations, these examinations, audits, investigations, reviews, subpoenas and demands may:
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
These actions are in effect for various durations, but generally track the different states of emergency that have been declared at the state and federal levels. Of particular significance is the Public Health Emergency ("PHE") declared by the Secretary of HHS on January 31, 2020, which has since been extended and sets the effective period for certain of the requirements established through federal COVID-19 legislation, such as covering testing without cost sharing. On January 30, 2023, the Biden administration announced that it plans to end the PHE and Federal National Emergency on May 11, 2023. With the PHE coming to an end, states will be required to resume Medicaid redeterminations for the first time since the PHE began. These redeterminations will take place on a staggered basis, but it is anticipated that the remediations will find many beneficiaries are no longer eligible for Medicaid. As a result, it is expected that beneficiaries determined to be ineligible for Medicaid may seek alternate coverage in the individual marketplace.
Patient Protection and the Affordable Care Act
The Patient Protection and Affordable Care Act ("ACA") mandated broad changes to the U.S. health care system that affect insured and self-insured health benefit plans and pharmacy benefit managers. Our business model is impacted by the ACA, including our relationships with current and future producers and health care providers, products, service providers and technologies. The provisions of the ACA imposed, among other things, certain assessments on health insurers, created health insurance exchanges for individuals and small group employers to purchase insurance coverage and implemented minimum MLRs for our Medicare and commercial businesses. Certain states have adopted MLR requirements applicable to our commercial businesses that are more stringent than those established by the ACA. Other provisions of the ACA in effect include reduced Medicare Advantage payment rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage, extending coverage of dependents up to age 26, restrictions on differential pricing, enforcement mechanisms and rules related to health care fraud and abuse enforcement activities and certain pharmacy benefit transparency requirements. The employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the ACA) to full-time employees and their dependents, including children up to age 26, or be subject to penalties based on employer size. The ACA also changed certain tax laws to effectively limit tax deductions for certain employee compensation paid by health insurers. In December 2019, the federal government repealed the non-deductible health insurance industry fee effective for 2021, as well as the enacted but never implemented 40% excise tax on certain employer-sponsored coverage (known as the "Cadillac Tax") and the medical device tax. In 2021, in response to the COVID-19 pandemic, the federal government temporarily expanded eligibility for ACA subsidies to higher-income people who did not otherwise qualify, increased ACA subsidies for lower-income people who already qualify for 2021 and 2022, provided subsidies for individuals who receive unemployment benefits in 2021 and prevented taxpayers who misestimated their income in 2020 from having to repay excess premium tax credits. The Inflation Reduction Act, which was signed into law in August 2022, extended the expanded and increased premium tax credits for individuals enrolled in ACA qualified health plans, through December 31, 2025.
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
CMS evaluates Medicare Advantage plans and Part D plans under its "Star Rating" system. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventive services, chronic illness management, coverage determinations and appeals and customer satisfaction. A plan's Star Rating affects its image in the market and plans that perform very well are able to offer enhanced benefits and market more effectively and for longer periods of time than other plans. Medicare Advantage plans' quality-bonus payments are determined by the Star Rating, with plans receiving a rating of four or more stars eligible for such payments. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain four stars or greater. For example, beginning with Star Ratings for payment year 2024, CMS will place more emphasis on patient experience survey-based measures which could reduce Star Ratings predictability year over year. Additionally, as a result of the COVID-19 pandemic's impact on 2020 care patterns and utilization, CMS finalized rules applying relief to Medicare Advantage and Part D Plan Star Ratings for payment year 2023 by utilizing the higher of the payment year 2023 or 2022 measure level Star Ratings. The 2023 Star Ratings will only include adjustments as a result of the COVID-19 pandemic's impact for three Healthcare Effectiveness Data and Information Set measures, and we expect this change will result in a decrease in our Star Ratings for payment year 2024.
CMS provides risk-adjusted premium payments for Medicare Advantage plans based on our customer demographics and medical diagnoses, which may change from period to period based on the underlying health of our customers. Under this model, rates paid to Medicare Advantage plans are based on actuarially determined bids, which include a process whereby our prospective payments are based on our estimated cost of providing standard Medicare-covered benefits to an enrollee with a "national average risk profile." That baseline payment amount is adjusted to reflect the health status of our enrolled membership. Under the risk-adjustment methodology, Medicare Advantage plans must collect and submit the necessary diagnosis code information from hospital inpatient, hospital outpatient and physician providers to CMS within prescribed deadlines. We generally rely on providers to appropriately document their claims and other submissions with appropriate diagnoses from which we extract hierarchical condition codes to submit to CMS as the basis for our payments received under the actuarial risk-adjustment model. The CMS risk-adjustment model uses the diagnosis data to calculate the risk-adjusted premium payment to the plans. These adjustments are generally settled semi-annually with CMS. The final adjustment is generally settled with CMS in the year following the contract year. CMS may conduct audits to validate risk-adjustment data submitted by health plans.
On January 30, 2023, CMS issued the Final Rule titled "Medicare and Medicaid Programs; Policy and Technical Changes to the Medicare Advantage, Medicare Prescription Drug Benefit, Program for All-inclusive Care for the Elderly (PACE), Medicaid Fee-For-Service, and Medicaid Managed Care Programs for Years 2020 and 2021", effective April 3, 2023. The Final Rule addresses CMS's audit methodology and related policies for the Risk Adjustment Data Validation ("RADV"). Although CMS did not specify their sampling or extrapolation methodology the rule did codify that CMS will use a statistically valid method for sampling and extrapolation of error rates and the decision not to apply a fee for service adjuster when determining RADV audit findings. CMS will not apply extrapolation to RADV audits until the 2018 payment year with payment recoveries for those RADV audits expected in 2025. Audits for payment years prior to 2018 are not subject to extrapolation. RADV audits for our contract years 2011 through 2015 are currently in process. The Company is not currently subject to RADV audits for the 2018 and subsequent payment years.
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
We expect CMS, HHS-OIG, DOJ and other federal agencies to continue to closely scrutinize each component of the Medicare Advantage program and modify the terms and requirements of the program through rulemaking or enforcement activities. The Company continues to believe that further regulation or changes to existing regulations could result in disruption in the marketplace including the potential for some combination of degraded plan benefits and higher monthly premiums. Noncompliance with these laws and regulations may result in significant consequences, including fines and penalties, enrollment sanctions, exclusion from the Medicare and Medicaid programs, limitations on expansion and criminal penalties.
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
In November 2020, HHS and HHS-OIG released a final rule that eliminates an anti-kickback regulatory safe harbor protection for price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors or pharmacy benefit managers under the Medicare Part D program. The final rule creates two new safe harbors: (i) for price reductions by manufacturers to plan sponsors under Medicare Part D and Medicaid managed care organizations that are reflected at the time of dispense and (ii) for fixed-fee service arrangements between manufacturers and pharmacy benefit managers. The effective date of the final rule has been postponed to 2032.
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
Federal and State Oversight of Government-Sponsored Health Care Programs
Participation in government-sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur years after the provision of services. Risks include potential fines and penalties, restrictions on our ability to participate or expand our presence in certain programs and restrictions on marketing our plans. For example, with respect to our Medicare Advantage business, CMS and the HHS-OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including program audits and RADV audits, which focus on compliance with proper coding practices. Certain of our contracts are currently subject to audits by CMS and the HHS-OIG, including RADV audits. CMS has announced that its goal is to subject all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. The DOJ is also currently conducting industry-wide investigations of the risk adjustment data submission practices and business processes of The Cigna Group and a number of other Medicare Advantage organizations. See Note 23 to the Consolidated Financial Statements for more information.
For our Medicare Part D business, compliance with certain contractual provisions and regulatory requirements is subject to review by Recovery Audit Contractor audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments.
Government Procurement Regulations
We have a contract with the U.S. DoD, which subjects us to applicable Federal Acquisition Regulations ("FAR") and the DoD FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and our arrangements with other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the OPM, which includes various pharmacy benefit management standards.
Employee Retirement Income Security Act
Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. ERISA is a complex set of federal laws and regulations enforced by the IRS and the DOL, as well as the courts. ERISA regulates certain aspects of the relationship between us, the employers that maintain employee welfare benefit plans subject to ERISA and the participants in such plans. Certain of our domestic subsidiaries are also subject to requirements imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured plans we administer. Certain of our domestic subsidiaries also may contractually agree to comply with these requirements on behalf of the self-insured plans they administer. We believe the conduct of our pharmacy benefit management business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurances that the DOL may not assert that pharmacy benefit managers are fiduciaries. From time to time, states have considered, and in limited cases, enacted legislation to declare a pharmacy benefit manager or health benefit manager a fiduciary with respect to its clients.
Plans subject to ERISA may also be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law is likely to continue to be a subject for interpretation by the courts for years to come.
Privacy, Security and Data Standards Regulations
Numerous federal, state and foreign laws and regulations govern the creation, collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, processing, and disposal (collectively "Processing") of protected health information ("PHI") and other personally identifiable information ("PII"). Many of our activities involve Processing of PHI and PII. In addition, we use aggregated and de-identified data for our own research and analysis purposes and, in some cases, provide access to such de-identified data, or analytics created from such data, to third parties. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. We are also subject to the Payment Card Industry Data Security Standard, a set of requirements designed to help ensure that entities that Process credit card information maintain a secure environment.
On the federal level we are subject to a number of sector specific regulation. The federal Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, the 21st Century Cures Act, Public Law 116-321, and the regulations that implement these laws (collectively "HIPAA") impose requirements on covered entities and business associates that address the privacy and security of PHI. In the conduct of our business we may be either a covered entity or business associate, and we may also be held liable under HIPAA for violations by our vendors that are business associates. HIPAA imposes contracting requirements, requires breach notifications, and establishes rules that standardize the format and content of certain electronic transactions, including eligibility and claims. Violations of HIPAA may result in enforcement actions, civil and criminal penalties and settlement, resolution, and monitoring agreements. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents and may negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA. While HIPAA does not create a private right of action, its standards have been used as a basis for the duty of care in state civil suits, such as those for negligence or recklessness in the handling, misuse or breach of PHI. HIPAA does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health.
The federal government has also enacted final regulations on interoperability and information blocking to support the seamless and secure access, exchange and use of electronic health information by and between patients, enrollees and entities such as payors and health care providers. These regulations apply to a variety of entities , including health plans, and generally require significant enhancements to information technology and data governance practices. The regulations impact how industry participants, including us, comply with disclosure requirements and share information with individuals and other health care organizations.

The federal Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations generally place restrictions on the disclosure of nonpublic information to nonaffiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their nonpublic personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In 2023, significant changes to GLBA's "Safeguards Rule" will go into effect, substantially raising the GLBA standards for security.

Additionally, under Section 5 of the Federal Trade Commission Act ("FTC Act"), the FTC has jurisdiction over certain privacy and security practices deemed unfair and deceptive acts and practices in or affecting commerce. The FTC has charged companies with violating this act based on failures to appropriately and transparently safeguard personal information, respect consumers' privacy rights, based on disclosures of health and personal information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent the improper or unauthorized disclosure of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. In addition to the FTC Act, the FTC also enforces other federal laws relating to consumers' privacy and security. The FTC has also been active with respect to companies' use of big data and artificial intelligence ("AI"), specifically ensuring fair and equitable use of these tools, and the FTC has named AI as an area of enforcement focus. State legislatures and regulators are similarly interested in the use of AI, particularly as it is used in modeling, and a handful of states have either passed legislation or issued regulatory guidance concerning AI. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, recently established the Innovation, Cybersecurity and Technology Committee to provide a forum for regulators to learn, monitor and confer on emerging technology issues, including, among others, cybersecurity and AI. State Departments of Insurance ("DOI") and other state government agencies and legislatures are increasingly aware and active in providing guidance in the AI space.

The SEC has proposed additional cybersecurity disclosure obligations on reporting companies, with final rulemaking expected in 2023.

The Cybersecurity Information Sharing Act of 2015 ("CISA") encouraged organizations to share cyber threat indicators with the federal government and, among other things, directed HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. States have also begun to issue regulations specifically related to cybersecurity, which may differ or conflict from state to state. In October 2017, the NAIC adopted the Insurance Data Security Model Law that creates rules for insurers and other covered entities addressing data security, investigation and notification of breaches. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. As the model law is intended to serve as model legislation only, states will need to enact legislation for the model law to become mandatory and enforceable. To date, twenty-one states have enacted some form of the model law.
Over the past several years, the federal government has increasingly focused on the cybersecurity requirements applicable to government contractors, including enhanced guidance and regulation. These include compliance with the Privacy Act of 1974, the Defense Federal Acquisition Regulation Supplement ("DFARS") cybersecurity requirements, the Cybersecurity Maturity Model Certification ("CMMC") (going into effect over the next four years and based on NIST standards), the Federal Information Security Modernization Act ("FISMA"), and the White House's 2021 Executive Order on Improving the Nation's Cybersecurity.
Some local authorities are increasing focused on protecting individuals from identity theft and a number of states have adopted comprehensive data security laws and regulations requiring, among other things, certain minimum data security standards and security breach notifications that may apply to us in certain circumstances, as well as certain limitations on access to and use of PII. These laws and regulations include state general data breach laws, which exist in all fifty states and protect PII generally, as well as DOI cybersecurity laws, applicable to various DOI licensees, such as insurers, PBMs and TPAs. Many states also have their own sector-specific laws regarding the Processing of PII which may apply to us as well. In the past few years, five states have adopted their own comprehensive consumer privacy statutes and many more states are considering doing so. Generally, the statutes exempt data and/or entities regulated by GLBA and/or HIPAA but are, in varying respects, applicable to other data we collect, such as PII provided by website visitors, and in California, employees and business partners. Additionally, we anticipate federal and state legislators and regulators will continue to enact legislation related to privacy and cybersecurity, including with respect to ransomware incidents.

In addition, international laws, rules and regulations governing the use and disclosure of PII can be more stringent than those in the United States, and they vary from jurisdiction to jurisdiction. The European Union's General Data Protection Regulation ("GDPR"), which became effective May 2018, enhanced or created obligations regarding the handling of PII relating to European residents (such as regarding notices, data protection impact assessments and individual rights) and provides for greater penalties for noncompliance than the previous European Directive or laws. In addition, many countries outside of Europe where we conduct business have implemented or may implement data protection laws and regulations, some of which include requirements modeled after those in the GDPR. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.
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
State and federal policymakers have taken actions intended to increase transparency and predictability of health care costs for consumers. For example, the Transparency in Coverage rule issued in October 2020 by the HHS, the DOL and the Department of the Treasury now requires most group health plans and health insurance issuers in the individual and group markets to publicly disclose price and cost-sharing information for all items and services to participants and enrollees. Health plans and health insurers must publicly disclose (i) in-network provider negotiated rates, and (ii) historical out-of-network allowed amounts and billed charges. The rule also required public disclosure of in-network negotiated rates and historical net prices for all covered prescription drugs, but the departments announced in August 2021 guidance that they will indefinitely defer enforcement of the rule's requirement that plans and issuers publish machine-readable files relating to prescription drug pricing pending further rulemaking. Beginning in 2023, we will be required to make available to members personalized cost-sharing information for 500 covered health care items and services. In 2024, this cost-sharing information requirement will expand to all items and services, including prescription drugs. Insurers offering group or individual health insurance coverage may receive credit in their MLR calculations for certain savings they share with enrollees that result from the enrollees shopping for, and receiving care from, lower-cost, higher-value providers.

Congress also passed the Consolidated Appropriations Act, 2021 ("CAA"), which included a number of transparency requirements on plans and issuers that are duplicative or overlap with the Transparency in Coverage rule issued by the departments. The indefinite enforcement deferral of the prescription drug pricing file under the Transparency in Coverage rule is, in part, due to the subsequent enactment of the CAA, which requires plans to report information regarding prescription drug spending to federal regulators beginning in 2022. The CAA also included the No Surprises Act, which prohibits health care providers, in certain situations, from balance billing the patient and requires that they work directly with insurers to agree on out-of-network reimbursement, including utilizing an independent dispute resolution ("IDR") process outlined in the act. Many states already have addressed balance billing, or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole. In 2021, HHS, DOL and the Department of the Treasury, announced interim final rules ("IFR") intended to implement provisions of the No Surprises Act, certain provisions of which were vacated by a Federal district court in February and July 2022. The departments then issued a final rule on August 26, 2022, finalizing disclosure requirements relating to information that group health plans and health insurance issuers offering group or individual health insurance coverage must share about the Qualifying Payment Amount ("QPA"), which the departments have stated is generally based on the median contracted rate for a qualified IDR item or service, and requirements related to the consideration of information when a certified IDR entity makes a payment determination under the federal IDR process. The final rule was also challenged, and the final result is difficult to predict.

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

Laws and Legislation Affecting Pharmacy Benefit Plan Design, Administration and Pharmacy Network Access
Some states have enacted laws that prohibit managed care plan sponsors from implementing certain restrictive benefit plan design features, and many states have laws or have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that customers of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Some states have also enacted legislation that can negatively impact the use of cost-saving network configurations for plan sponsors, such as limiting the implementation of pharmacy benefit designs and reimbursement structures that leverage affiliate pharmacies to reduce costs. Other states have enacted legislation purporting to prohibit health plans from offering customers financial incentives for use of home delivery pharmacies. Medicare and some states have issued guidance and regulations that limit our ability to fill or refill prescriptions electronically submitted by a physician to our home delivery pharmacy without first obtaining consent from the patient. Such restrictions generate additional costs and limit our ability to maximize efficiencies, which could otherwise be gained through the electronic prescription and automatic refill processes. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all Food and Drug Administration approved drugs. Other states mandate coverage of certain benefits or conditions, and require health plan coverage of specific drugs if deemed medically necessary by the prescribing physician.
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
Pharmacy Benefit Manager and Drug Pricing Regulation
Our pharmacy benefit management services are subject to numerous laws and regulations. These laws and regulations govern, and proposed legislation and regulations may govern, critical practices, including: disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; certain pharmacy contracting practices including disclosure of cost information to customers; the receipt and retention of transmission fees from contracted pharmacies; performance-based price concessions; pharmacy price concessions to drug prices at the point of sale; audits of contracted pharmacies; use of, administration of, or changes to drug formularies, the use and disclosure of maximum allowable cost ("MAC") pricing, or clinical programs; "most favored nation" pricing, which provides that a pharmacy participating in a specific government program must give the program the best price the pharmacy makes available to any third-party plan; disclosure of data to third parties; drug utilization management practices; the level of duty a pharmacy benefit manager owes its clients or customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; referrals to affiliated pharmacies; disclosure of negotiated provider reimbursement rates; disclosure of negotiated drug rebates, calculation of certain customer cost-share for prescription drug claims; pricing that includes differential or spread (i.e., a difference between the drug price charged to the plan sponsor by a pharmacy benefit manager and the price paid by the manager to the dispensing provider); disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers' drug utilization; utilization management; and registration or licensing of pharmacy benefit managers.

We expect federal and state governments to continue to prioritize means of addressing out-of-pocket costs for consumers, particularly related to prescription drug costs. Recently enacted legislation, and other policy proposals and regulations vary broadly in their approaches to achieve that goal. For example, proposed legislation includes, among other things, the Pharmacy Benefit Manager Transparency Act; the Pharmacy Benefit Manager Accountability Study Act; a repeal of the 2020 Medicare drug rebate, as described above under the heading "False Claims Act and Anti-Kickback Laws—Anti-Kickback and Referral Laws;" and limits on manufacturer price increases for prescription drugs. Additionally, proposals at the federal and state levels consider increased regulation of pharmacy benefit managers and health plans as a means to limit consumer out-of-pocket costs, including: proposing to limit the use of various pharmacy benefit management tools; mandating the treatment of fees, discounts or financing mechanisms that otherwise are set in private contractual terms; increasing supply chain transparency; expanding regulatory requirements or definitions of fiduciaries; or

mandating plan benefit designs that cap consumer out-of-pocket expense. The NAIC has also proposed laws intended to protect consumer drug benefits and has examined regulatory approaches to pharmacy benefit manager business practices.

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
In February 2022, the FTC began soliciting public comment on pharmacy benefit manager practices and their impact on patients, physicians, employers, independent and chain pharmacies, and other businesses in pharmaceutical distribution. In June 2022, the FTC announced an inquiry into pharmacy benefit managers and stated the FTC was seeking information concerning the competitive impact of the contracting and business practices of pharmacy benefit managers. The FTC required the six largest pharmacy benefit managers to provide information and records on topics including rebate contracts and ancillary agreements, documents related to strategies, conditions and plans for formulary placement, formulary exclusion, formulary tier assignment, and prior authorization regarding rebated drug products, and annual pharmacy reimbursement data for drugs on specialty drug lists and for rebated drug products. In July 2022, the FTC issued an enforcement policy statement indicating the FTC would scrutinize the impact of rebates and fees paid by pharmaceutical manufacturers to pharmacy benefit managers and other intermediaries to determine if laws such as the FTC Act, the Clayton Act, the Robinson-Patman Act and the Sherman Act may have been violated.

Pharmacy Regulation
Our home delivery and specialty pharmacies also subject us to extensive federal, state and local regulation. The practice of pharmacy is generally regulated at the state level by state boards of pharmacy, though our pharmacies are subject to laws described above under the headings "Privacy, Security and Data Standards Regulations" and "Consumer Protection Laws." We are licensed to do business as a pharmacy in the states in which our pharmacies are located and the health care professionals that we employ are also licensed by, and subject to, the laws and regulations of state boards of pharmacy and other governmental authorities. Most of the states into which we deliver pharmaceuticals have laws that require out-of-state home delivery pharmacies to register with, or be licensed by, the board of pharmacy or a similar regulatory body in the state. These states generally permit the pharmacy to follow the laws of the state where the pharmacy is located, although some states require compliance with certain laws in that state as it impacts or relates to drugs distributed or dispensed into that state.

Our various pharmacy facilities also provide services under certain Medicare and state Medicaid programs. Participation in these programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations, and exposes the pharmacies to various changes the federal and state governments may impose regarding reimbursement methodologies, the submission of claims and amounts to be paid to participating providers under these programs. In addition, several of our pharmacy facilities are participating providers under Medicare Part D and are required to adhere to certain requirements applicable to Medicare Part D. Additionally, we are subject to CMS rules regarding the administration of our Medicare plans and pricing between our plans and related parties, including our pharmacy business.
Other statutes and regulations affect our home delivery and specialty pharmacy operations, including the federal and state anti-kickback laws, federal and state false claims acts and the federal civil monetary penalty law described above. Federal and state statutes and regulations govern the labeling, packaging, repackaging, compounding, storing, holding, disposal, distribution, advertising, misbranding, adulteration, transfer, handling and security of prescription drugs and the dispensing of prescription, over-the-counter, hazardous and controlled substances and certain of our pharmacies must register with the U.S. Drug Enforcement Administration, the U.S. Food and Drug Administration and individual state controlled substance authorities. The FTC requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days and to provide clients with refunds when appropriate. The United States Postal Service also has significant statutory authority to restrict the delivery of drugs and medicines through the mail. Violations of pharmacy laws and regulations may result in warning letters, civil and criminal penalties, seizures, suspension, termination or revocation of licenses and registrations, restrictions on facilities or operations, and other enforcement actions.

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
Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds
Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. Some states have similar laws relating to HMOs and other payors, such as consumer operated and oriented plans (co-ops) established under the ACA. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty funds and other assessments, see Note 23 to the Consolidated Financial Statements.
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
International Regulations
Our operations outside of the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to the provision of insurance, financial and other disclosures, the provision of health care-related services, corporate governance, privacy, data protection, data mining, data transfer, intellectual property, labor and employment, consumer protection, direct-to-consumer communications activities, tax, anti-corruption and anti-money laundering. Foreign laws and rules may include requirements that are different from, or more stringent than, similar requirements in the United States.
Our operations in countries outside of the United States:
•are subject to local regulations of the jurisdictions where we operate;
•in some cases, are subject to regulations in the jurisdictions where customers reside; and
•in all cases, are subject to the Foreign Corrupt Practices Act ("FCPA").
Anti-money laundering requirements in countries where we do business also may impose obligations to collect certain information about each customer at time of sale or to risk rank each customer to determine possible future money laundering risk.
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

Item 1A. RISK FACTORS
As a large global health company operating in a complex industry, we encounter a variety of risks and uncertainties, which could have a material adverse effect on our business, liquidity, results of operations, financial condition or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Form 10-K, including MD&A. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. The following risk factors have been organized by category for ease of use; however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.
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
Our failure to compete effectively, to differentiate our products and services from those of our competitors and maintain or increase market share, including maintaining or increasing enrollments in businesses providing health benefits, could materially adversely affect our results of operations, financial position and cash flows.
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments and other market factors. In particular markets, our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Our clients are well informed and organized and can easily move between our competitors and us. Our Express Scripts client contracts generally have three-year terms and may be subject to periodic renegotiation of pricing terms based on market factors. As described in greater detail in the description of our business in Item 1 of this Form 10-K, one of our key clients in the Evernorth Health Services segment is the United States Department of Defense. If one or more of our large clients terminates or does not renew a contract for any reason, including as a result of being acquired, or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our results of operations could be adversely affected and we could experience a negative reaction in the investment community resulting in decreases in the trading price of our securities or other adverse effects.
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
While we compete on the basis of many service and quality-related factors, we expect that price will continue to be a significant basis of competition and we may face pressure to contain premium rates. Our client contracts are subject to negotiation as clients seek to contain their costs, including by reducing benefits offered. Increasingly, our clients seek to negotiate performance guarantees that require us to pay penalties if the guaranteed performance standard is not met. Clients can easily move between our competitors and us. Our clients are well informed and typically have knowledgeable consultants that seek competing bids from our competitors before contract renewal. In addition, as brokers and benefit consultants seek to enhance their revenue streams, they look to take on services that we typically provide. Each of these events could negatively impact our financial results.
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
Premiums in the Cigna Healthcare segment are generally set for one-year periods and are priced well in advance of the date on which the contract commences or renews. Our revenue on Medicare Advantage plans, Individual and Family Plans ("IFP") and Medicare Part D plans is based on rates and bids submitted midyear in the year before the contract year. Although we base the premiums we charge and our Medicare Advantage, IFP and Medicare Part D rates and bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate in setting premiums. Our participation in health insurance exchanges through our IFP offerings involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, including changes in laws and regulations, as well as pandemics, costly new treatments, new treatment guidelines, provider billing practices, inflation and changes in customers' health care utilization patterns, which may, among other things, impact our ability to appropriately document their health conditions. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results.
Strong competition within the pharmacy benefit business has also generated greater demand for lower product and service pricing, increased revenue sharing and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many companies, including us, to reduce the prices charged for products and services while sharing with clients a greater portion of the formulary fees and related rebates received from pharmaceutical manufacturers. Our inability to maintain positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms related to rebates, reporting, and other activities may adversely affect our competitive position, cash flows, financial condition and results of operations.
The reserves we hold for expected medical claims are based on estimates that involve an extensive degree of judgment and are inherently variable. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to contain future costs may be limited.
We maintain and record medical claims reserves in our Consolidated Balance Sheets for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience, but this estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns or procedures, changes in customer base and product mix, changes in the utilization of prescription drugs, medical or other covered items or services, changes in medical cost trends, changes in our health management practices, changes in regulations and the introduction of new benefits and products. If we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. Additionally, we must estimate the amount of rebates payable by us under the ACA's and CMS' minimum loss ratio rules and the amounts payable by us to, and receivable by us from, the United States federal government under the ACA's remaining premium stabilization program. Because establishing reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves which may adversely affect our results of operations, financial position and cash flows.
If we fail to develop and maintain satisfactory relationships with health care payers, physicians, hospitals and other health service providers and with producers and consultants, our business and results of operations may be adversely affected.
We contract with or employ physicians, hospitals and other health service providers and facilities to provide health services to our customers, as well as health care payers (as a service provider to those payers). Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health service providers may enter into exclusive arrangements with competitors or simply refuse to contract with us, demand higher payments or take other actions that could result in higher medical costs or less desirable products or services for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multispecialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially adversely affected. Additionally, certain regulations may impact our ability to obtain competitive prices. Establishing collaborative arrangements with physician groups, specialist groups, independent practice associations, hospitals and health care delivery systems is key to our strategic focus to transition from volume-based fee-for-service arrangements to a value-based health care system. If such collaborative arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our attractiveness to customers may be reduced and our ability to profitably grow our business may be adversely affected.
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
More than 67,000 pharmacies participated in one or more of our networks as of December 31, 2022. The ten largest retail pharmacy chains represent approximately 60% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally nonexclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers' access to retail pharmacies or our business could be materially adversely affected. The entry of one or more additional large pharmacy chains into the pharmacy benefit management business, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
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
As a large global health company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.
Our business depends on our clients' and customers' willingness to entrust us with their health-related and other sensitive personal information, including information that is subject to privacy, security or data breach notification laws. Computer systems may be vulnerable to physical break-ins, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. There have been, and will likely continue to be, large scale cyberattacks within the health service industry. Additionally, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information technology. Human or technological error has and could in the future result in, for example, unauthorized access to, acquisition, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.
As we increase the amount of personal information that we store and share digitally, our exposure to unauthorized disclosures, data privacy and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or acquisition or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. The health care data ecosystem is complex and requires data exchange with vendors, business partners, the government and others. If disruptions, disclosures, security incidents or breaches are not detected quickly, their effect could be compounded. We have dedicated significant resources to implement security technologies, processes and procedures to protect consumer identity and provide employee awareness training around phishing, malware and other cyber risks; however, there are no assurances that such measures will be effective against all types of security incidents or breaches. Further, we depend on many vendors to support and assist our business, which requires such vendors to generate, store and use sensitive personal information.
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
In addition, the unauthorized access, acquisition, use, disclosure or dissemination of sensitive personal information, proprietary information or confidential information about us, our customers or other third parties could expose our customers' and their private information to the risk of financial or medical identity theft. Unauthorized access, acquisition, use, disclosure or dissemination of confidential and proprietary information about our business and strategy could also negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual obligations and violate applicable laws. These events would negatively affect our ability to compete, our reputation, customer base and revenues and expose us to mandatory disclosure requirements, government investigations, litigation and other enforcement proceedings, material fines, penalties or remediation costs and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.
The scale, scope and duration of the ongoing COVID-19 pandemic continues to be unknown and the overall impact on our business, operating results, cash flows or financial condition has been and may continue to be material.
The COVID-19 pandemic has adversely affected, and is continuing to affect, global economies, financial markets and the overall environment for our business, and the extent to which it may impact our future results of operations and overall financial performance remains uncertain. While vaccination rates continue to rise, the COVID-19 pandemic, including vaccination efficacy, the implementation of and reaction to vaccination and testing mandates and the occurrence of new variants, could continue to effect such economies and financial markets as well as the health and availability of our workforce. As a result, we may experience new disruptions to our business operations and our business could be adversely affected further, directly or indirectly, by the ongoing pandemic.
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
•cyberattacks or other privacy or data security incidents, including as a result of the transition to a hybrid work environment by substantially all of our workforce and the workforces of third parties with whom we contract;
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
International operations also require us to devote significant resources to implement controls and systems in new markets to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside of the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth.
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
Strategic transactions could result in increased costs, including facilities and systems consolidation or separation costs and costs to retain key employees, decreases in expected revenues, earnings or cash flows and goodwill or other intangible asset impairment charges. As of December 31, 2022, our goodwill and other intangible assets had a carrying value of approximately $78 billion, representing 54% of our total consolidated assets. The value of our goodwill may be materially and adversely impacted if the businesses we acquire do not perform in a manner consistent with our assumptions. Future evaluations requiring an impairment to goodwill and other intangible assets could materially affect our results of operations and shareholders' equity in the period in which the impairment occurs. A material decrease in shareholders' equity could negatively impact our debt ratings or potentially impact our compliance with existing debt covenants. See Note 19 to the Consolidated Financial Statements for more information on goodwill and intangibles. In addition, the trading price of our securities may decline if, among other things, we are unable to achieve our estimates of earnings growth and operational cost savings, or the transaction costs are greater than expected. The trading price also may decline if we do not achieve the perceived benefits of a transaction as rapidly or to the extent anticipated by financial or industry analysts.
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
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, data centers and corporate facilities, processing new and renewal business, maintaining appropriate shipment and storage conditions for prescriptions (such as temperature and protection from contamination) and home delivery processing. In some instances, our ability to provide services or products (including processing and dispensing prescriptions) depends on the availability of services and products provided by suppliers, providers, pharmaceutical manufacturers, vendors or shipping carriers. A disruption, or threat of disruption, in our supply chain, including as a result of the COVID-19 pandemic, or inability to access or deliver products that meet requisite quality safety standards and patient needs in a timely and efficient manner could adversely impact our business.
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
In addition to contracting with physicians and other health care providers for services, we employ physicians, pharmacists, nurses and other health care providers at our home delivery and specialty pharmacies, onsite low acuity and primary care practices and infusion clinics that we manage and operate for our customers, as well as certain clinics for our employees. We also provide in-home care through health care providers that we employ, as well as, through third-party contractors. As such, we may be subject to liability for certain acts, omissions, or injuries caused by our employees or agents, or occurring at one of these practices, pharmacies or clinics. The defense of any actions may require diverting personnel and other resources and incurring significant costs that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
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
We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. There are currently pending, and in the future there will likely be, legislative or regulatory proposals which seek to manage the health services industry, including managing prescription drug costs and health records, as well as regulating drug distribution. Federal and state governments have enacted and we expect federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system. In addition, changes to government policies not specifically targeted to the health services industry, such as a change in tax laws and the corporate tax rate or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity. The trading price of our securities may react to the announcement of such proposals. As disclosed in Part II, Item 5 of this Form 10-K, we have an active share repurchase program authorized by our board of directors.
Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer and where we offer them, restrict revenue and enrollment growth, increase our costs, including medical, operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. For example, health care reforms or the invalidation, modification, repeal or replacement of the ACA or portions thereof could result in material changes to the way we conduct our business, as well as the loss of subsidies related to our IFP offerings and could impact the market for our products. We are required to obtain and maintain insurance and other regulatory approvals to, among other things, market many of our products, expand into additional geographic or product markets, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Additionally, we must maintain licenses and registrations in the jurisdictions in which we conduct business, and the suspension, material adverse modification or termination of such license and registrations could adversely affect our operations. Such licensure subjects many of our businesses to state regulation of our operations and products, as well as risks associated with doing business in those jurisdictions. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability. Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to regulatory changes may have a material adverse effect on our results of operations, financial condition and cash flows.
For more information on regulations affecting our business, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.
There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, compliance with government contracts and increased regulatory oversight and enforcement.
Through our U.S. Government business, we contract with CMS and various state governmental agencies to provide managed health care services including Medicare Advantage plans and Medicare Part D plans. Additionally, our Evernorth Health Services business provides services to government entities and payors participating in government health care programs and our relationships with these government entities is subject to laws and regulations regarding government contracts.
Our revenues from government-funded programs, including our Medicare programs and our government clients, are dependent, in whole or in part, upon annual funding from the federal government or applicable state or local governments. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs, budgetary constraints at the federal or applicable state or local level and general political issues and priorities. These entities generally have the right to not renew or to cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding, such as the application of sequestration by the federal or state governments, retroactive rate adjustments, a delay by Congress in raising the federal debt ceiling, or the failure to provide for continued appropriations or regular ongoing scheduled payments to us, could substantially reduce our revenues or profitability or impact our liquidity.
The Medicare program has been the subject of regulatory reform initiatives. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of factors, some of which are outside our control. For example, the base premium rate paid differs depending upon a combination of various factors such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix, member eligibility category and risk scores. Additionally, a portion of each Medicare Advantage plan's reimbursement is tied to the plan's Star Rating, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. A plan's Star Rating affects its image in the market and plans that perform well are able to offer enhanced benefits, market more effectively and for longer periods of time than other plans. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. Our Medicare Advantage plans' and Medicare Part D plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. There can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our Star Ratings. If we do not maintain or improve our Star Ratings or if the quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenue and the marketability of our plans may be adversely affected. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership or impact our financial performance. See the "Executive Overview - Key Transactions and Business Developments" section of MD&A in Part II, Item 7 of this Form 10-K for additional information on our Star Ratings.
Additionally, if we fail to comply with CMS' contractual requirements, including data submission, enrollment and marketing, provider network adequacy, provider directory accuracy, quality measures, claims payment, continuity of care, timely and accurate processing of appeals and grievances, adverse findings under RADV audits, oversight of first tier downstream and related entities and call center performance, we may be subject to administrative actions, including enrollment sanctions or contract termination, fines or other penalties or enforcement actions that could materially impact our profitability.
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
We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of business. These legal matters could include benefit claims, breach of contract actions, tort claims (including claims related to the delivery of health care services, such as medical malpractice by staff at our affiliates' facilities, or by health care practitioners who are employed by us, have contractual relationships with us, or serve as providers to our managed care networks, including as a result of a failure to adhere to applicable clinical, quality and/or patient safety standards), claims arising from consumer protection laws, false claims act laws, claims disputes under federal or state laws and disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, antitrust claims (including as a result of changes in the enforcement of antitrust laws), employee benefit claims, wage and hour claims, tax, privacy, intellectual property and whistleblower claims, shareholder suits and other securities law claims, real estate disputes, claims related to disclosure of certain business practices and claims arising from customer audits and contract performance, including government contracts. In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes including disputes over compensation or contractual provisions, ERISA claims, allegations related to calculations of cost sharing and claims related to our administration of self-funded business. We are also routinely involved in legal matters arising from our health services business, including without limitation claims related to the dispensing of pharmaceutical products by our home delivery and specialty pharmacies, pharmacy benefit management services, such as formulary management services, health benefit management services and provider services. Our pharmacy services operations are subject to the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. There are currently, and may be in the future, attempts to bring class action lawsuits against the Company and other companies in our industry; individual plaintiffs also may bring multiple claims regarding the same subject matter against us and other companies in our industry.
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
We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare and pharmacy departments, attorneys general, DOJ, CMS, DOL and the HHS-OIG and comparable authorities in foreign jurisdictions. Additionally, we are, and may in the future be, subject to qui tam actions in which the government may or may not intervene. With respect to our Medicare Advantage and Medicare Part D businesses, CMS and HHS-OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. Certain of our contracts are currently subject to RADV audits by CMS and the HHS-OIG. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our results of operations. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health services industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other federal and state governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.
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
Regulatory audits, investigations, litigation or reviews or actions by other government agencies could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including corporate integrity agreements, restrictions on our ability to participate in government programs or exclusion from such programs, market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity. In addition, disclosure of an adverse investigation or audit or the imposition of fines or other sanctions could negatively affect our reputation in certain markets and make it more difficult for us to sell our products and services.
A description of material pending legal actions and other legal and regulatory matters is included in Note 23 to the Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially adversely affected.
Most of our activities involve the receipt, use, storage or transmission of a substantial amount of individuals' PHI and personally identifiable information. We also use aggregated and anonymized data for research and analysis purposes, and in some cases, provide access to such de-identified data, or analytics created from such data, to pharmaceutical manufacturers and third-party data aggregators and analysts. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. The collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing, and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. We are also subject to various other consumer protection laws that regulate our communications with customers. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. International laws, rules and regulations governing the use and disclosure of such information, such as the GDPR, can be more stringent than similar laws in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders and domestic privacy and data protection laws are generally becoming more onerous.
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
HIPAA requires covered entities and business associates to comply with the HIPAA privacy, security and breach rules. While we endeavor to provide appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, receive, use, disclose, transmit and maintain sensitive personal information in order to provide services to these customers. HHS administers an audit program to assess HIPAA compliance efforts by covered entities and business associates. In addition, HHS continues to exercise its enforcement authority to bring enforcement actions resulting from complaints, compliance reviews, audits and investigations brought on by notification to HHS of a breach. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position, cash flows and reputation.

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
Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. Some of our businesses are also subject to federal and state laws and regulations that may impact our relationships with health care providers and customers, including laws on self-referrals, beneficiary inducements, false claims, fee-splitting, telemedicine, corporate practice of medicine, dispensing, packaging, fulfillment, and distribution of controlled substances, other pharmaceutical products and medical devices, medical malpractice, consumer protection, product liability, narrow networks, provider tiering programs, provider contracts, overpayments, reimbursement of out-of-network claims, and licensure. The regulations and contractual requirements applicable to us are complex and subject to change and may affect our ability to market or provide our products or services. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.
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
Significant stock market or interest rate declines could result in unfunded pension obligations resulting in the need for additional plan funding by us and increased pension expenses.
We currently have overfunded obligations in our frozen pension plans. A significant decline in the value of the plans' equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We are also exposed to interest rate and equity risk associated with our pension obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 17 to the Consolidated Financial Statements for more information on our obligations under the pension plans.
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
The total indebtedness of The Cigna Group was approximately $31.1 billion as of December 31, 2022. Carrying indebtedness:
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.
Item 2. PROPERTIES
At the end of 2022, our global real estate portfolio consisted of approximately 9.8 million square feet of owned and leased properties to support the operations of our reporting segments. Our domestic portfolio had approximately 8.9 million square feet in 42 states, the District of Columbia and the U.S. Virgin Islands. Our international properties contain approximately 906 thousand square feet located throughout the following countries: Australia, Bahrain, Belgium, Canada, Cayman Islands, China, France, Germany, Hong Kong, India, Kenya, Kuwait, Lebanon, Malaysia, Oman, Singapore, Spain, Switzerland, United Arab Emirates and the United Kingdom.
Our principal domestic office locations include the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters), Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania and Evernorth Health Services' corporate offices located at and around One Express Way in St. Louis, Missouri. The Wilde Building measures approximately 893,000 square feet and is owned. The St. Louis campus measures approximately 986,000 square feet of leased space and Two Liberty Place measures approximately 237,000 square feet of leased space.
The pharmacy operations consist of 10 home delivery pharmacies, 33 specialty pharmacies and four high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
The information contained under "Litigation Matters" and "Regulatory Matters" in Note 23 to the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
The principal occupations and employment histories of our executive officers (as of February 23, 2023) are listed below.
CHARLES G. BERG, 65, Senior Advisor of The Cigna Group beginning January 2023; President, U.S. Government Business of Cigna Healthcare from January 2022 until January 2023; Executive Chairman of DaVita Medical Group from November 2016 until December 2017; and Non-Executive Chairman of WellCare Health Plans, Inc. from January 2011 until May 2013.
DAVID BRAILER, 63, Executive Vice President and Chief Health Officer of The Cigna Group beginning September 2022; and Founder and Chairman of Health Evolution beginning in 2011.
DAVID M. CORDANI, 57, Chairman of the Board of The Cigna Group beginning January 2022; Chief Executive Officer beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.
NOELLE K. EDER, 53, Executive Vice President, Global Chief Information Officer of The Cigna Group beginning September 2020; Executive Vice President, Chief Information and Digital Officer at Hilton Worldwide Holdings from March 2018 until August 2020; Executive Vice President, Chief Card Customer Experience Officer at Capital One Financial Corporation from November 2016 until 2018; and Executive Vice President, Customer Experience and Operations at Capital One Financial Corporation from September 2014 until November 2016.
BRIAN C. EVANKO, 46, Executive Vice President and Chief Financial Officer of The Cigna Group beginning January 2021; President, Government Business from November 2017 to January 2021; and President, U.S. Individual Business from August 2013 to November 2017.
NICOLE S. JONES, 52, Executive Vice President and General Counsel of The Cigna Group beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of The Cigna Group from April 2008 until May 2010; and Corporate Secretary from September 2006 until April 2010.
EVERETT NEVILLE, 58, Executive Vice President, Solutions and Corporate Development of The Cigna Group beginning September 2022; Executive Vice President, Strategy, Corporate Development & Solutions from October 2021 to September 2022; Executive Vice President, Strategy and Business Development from January 2021 to October 2021; Senior Vice President, Value Creation and Solutions from January 2020 until January 2021; Chief Value Officer from December 2018 until January 2020; Executive Vice President, Strategy, Supply Chain & Specialty, Express Scripts from January 2018 until December 2018; Senior Vice President, Strategy, Supply Chain & Specialty from November 2016 until January 2018; and Senior Vice President, Supply Chain from March 2015 until November 2016.
ERIC P. PALMER, 46, President and Chief Executive Officer of Evernorth Health Services beginning January 2022; President and Chief Operating Officer from January 2021 until December 2021; Executive Vice President and Chief Financial Officer of The Cigna Group from June 2017 to January 2021; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; and Vice President, Business Financial Officer, Health Care from April 2012 to November 2015.
CYNTHIA RYAN, 49, Executive Vice President, Chief Human Resources Officer of The Cigna Group beginning August 2021; Senior Vice President, Human Resources from December 2018 to August 2021; Vice President, Human Resources from January 2017 to December 2018; and Vice President, Talent Management from May 2014 to January 2017.
JASON D. SADLER, 54, President, International Health of Cigna Healthcare beginning June 2014; and President, Global Individual Health, Life and Accident from July 2010 until June 2014.
PAUL SANFORD, 55, Executive Vice President, Operations of The Cigna Group beginning September 2021; Senior Vice President, Operations and Solutions Delivery from January 2021 to September 2021; Senior Vice President, Solutions Delivery from February 2017 to December 2020; and Vice President, Operating Effectiveness from September 2008 to February 2017.
MICHAEL W. TRIPLETT, 61, President, U.S. Commercial of Cigna Healthcare beginning February 2017; and Regional Segment Lead from June 2009 to February 2017.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2022, the number of shareholders of record was 28,205. The Cigna Group's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".
In 2022, The Cigna Group declared and paid quarterly cash dividends of $1.12 per share of The Cigna Group common stock. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
In 2021, The Cigna Group paid quarterly cash dividends of $1.00 per share of The Cigna Group common stock. In 2020, The Cigna Group paid a yearly cash dividend of $0.04 per share.
See Note 8 to the Consolidated Financial Statements for further information on dividend payments.
For information on securities authorized for issuance under our existing equity compensation plans, see Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management and Rebated Stockholder Matters."
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended December 31, 2022:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2022	833	$286.84	—	$5,323,335,866
November 1-30, 2022	5,499,088	see (1) below	5,497,926	$4,165,793,043
December 1-31, 2022	1,803,379	$330.62	1,802,418	$3,569,880,748
Total	7,303,300	see (1) below	7,300,344	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 833 shares in October, 1,162 shares in November and 961 shares in December 2022. Amount purchased in November 2022 also reflects the final settlement of 1.9 million shares pursuant to the Accelerated Share Repurchase ("ASR") agreements. See Note 8 to the Consolidated Financial Statements for further details on the average share price for total shares purchased under the ASR agreements. Such repurchase was made pursuant to the Company's share repurchase program described in note (2), below. Average price paid per share for the period November 1 to November 30, 2022 for shares not purchased pursuant to the ASR agreements was $315.56.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From January 1, 2023 through February 22, 2023, the Company repurchased 2.1 million shares for approximately $646 million, leaving repurchase authority at $2.9 billion as of February 22, 2023.
(3)Approximate dollar value of shares is as of the last date of the applicable month.

Stock Price Performance Graph
The graph below compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2022 with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 500 Health Care Index. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

## Five Year Cumulative Total Shareholder Return*
## December 31, 2017 - December 31, 2022

$250
$200
$150
$100
$50
$0

| | 12/31/17 | 12/31/18 | 12/31/19 | 12/31/20 | 12/31/21 | 12/31/22 |
|---|---|---|---|---|---|---|
| Cigna | $100 | $94 | $101 | $103 | $115 | $169 |
| S&P 500 | $100 | $96 | $126 | $149 | $192 | $157 |
| S&P 500 Health Care Index | $100 | $106 | $129 | $146 | $184 | $180 |

* Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2017 and that all dividends were reinvested.

Item 6. [Reserved]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating The Cigna Group's financial condition as of December 31, 2022 compared with December 31, 2021 and our results of operations for 2022 compared with 2021 and 2020 and is intended to help you understand the ongoing trends in our business. For comparisons of our results of operations for 2021 compared with 2020, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2021. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income (or income before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net realized investment results, amortization of acquired intangible assets, and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business. Adjusted revenues is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, total revenues. See the below Financial Highlights section for a reconciliation of consolidated adjusted revenues to total revenues.

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries, is a global health company. On February 13, 2023, we changed our corporate name from Cigna Corporation to The Cigna Group. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "Company," "we," "us," and "our" in this document refer to The Cigna Group, a Delaware corporation, and, where appropriate, its subsidiaries. On February 13, 2023, we also changed the name of our Evernorth segment to Evernorth Health Services. We will not distinguish between our prior and current segment name and will refer to our current segment name throughout this Annual Report on Form 10-K. Our common stock continues to be listed with, and trades on, the New York Stock Exchange under the ticker symbol "CI". The Cigna Group has a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Item 1, "Business" in this Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
(Dollars in millions, except per share amounts)	2022	2021	2020	2022 vs. 2021	2021 vs. 2020
Revenues
Adjusted revenues by segment
Evernorth Health Services	$140,335	$131,912	$116,130	6%	14%
Cigna Healthcare	45,036	44,652	41,135	1	9
Other Operations	2,262	3,989	8,446	(43)	(53)
Corporate, net of eliminations	(6,991)	(6,475)	(5,644)	(8)	(15)
Adjusted revenues	180,642	174,078	160,067	4	9
Net realized investment results from certain equity method investments	(126)	—	130	N/M	N/M
Special item related to contractual adjustment for a former client	—	—	204	N/M	N/M
Total revenues	$180,516	$174,078	$160,401	4%	9%
Shareholders' net income	$6,668	$5,365	$8,458	24%	(37)%
Adjusted income from operations	$7,284	$6,980	$6,795	4%	3%
Earnings per share (diluted)
Shareholders' net income	$21.30	$15.73	$22.96	35%	(31)%
Adjusted income from operations	$23.27	$20.47	$18.45	14%	11%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$6,127	$5,818	$5,363	5%	8%
Cigna Healthcare	4,072	3,609	4,031	13	(10)
Other Operations	500	889	966	(44)	(8)
Corporate, net of eliminations	(1,466)	(1,339)	(1,552)	(9)	14
Consolidated pre-tax adjusted income from operations	9,233	8,977	8,808	3	2
Income attributable to noncontrolling interests	84	58	37	45	57
Net realized investment (losses) gains (1)	(621)	196	279	N/M	(30)
Amortization of acquired intangible assets	(1,876)	(1,998)	(1,982)	6	(1)
Special items	1,533	(451)	3,726	N/M	N/M
Income before income taxes	$8,353	$6,782	$10,868	23%	(38)%
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	For the Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021			2021 vs. 2020
Pharmacy revenues	$128,566	$121,413	$107,769	$7,153		6%	$13,644		13%
Premiums	39,915	41,154	42,627	(1,239)		(3)	(1,473)		(3)
Fees and other revenues	10,880	9,962	8,761	918		9	1,201		14
Net investment income	1,155	1,549	1,244	(394)		(25)	305		25
Total revenues	180,516	174,078	160,401	6,438		4	13,677		9
Pharmacy and other service costs	124,834	117,553	103,484	7,281		6	14,069		14
Medical costs and other benefit expenses	32,206	33,562	32,710	(1,356)		(4)	852		3
Selling, general and administrative expenses	13,186	13,030	14,072	156		1	(1,042)		(7)
Amortization of acquired intangible assets	1,876	1,998	1,982	(122)		(6)	16		1
Total benefits and expenses	172,102	166,143	152,248	5,959		4	13,895		9
Income from operations	8,414	7,935	8,153	479		6	(218)		(3)
Interest expense and other	(1,228)	(1,208)	(1,438)	(20)		(2)	230		16
Debt extinguishment costs	—	(141)	(199)	141		N/M	58		29
Gain on sale of businesses	1,662	—	4,203	1,662		N/M	(4,203)		N/M
Net realized investment (losses) gains	(495)	196	149	(691)		N/M	47		32
Income before income taxes	8,353	6,782	10,868	1,571		23	(4,086)		(38)
Total income taxes	1,607	1,367	2,379	240		18	(1,012)		(43)
Net income	6,746	5,415	8,489	1,331		25	(3,074)		(36)
Less: Net income attributable to noncontrolling interests	78	50	31	28		56	19		61
Shareholders' net income	$6,668	$5,365	$8,458	$1,303		24%	$(3,093)		(37)%
Consolidated effective tax rate	19.2%	20.2%	21.9%	(100)	bps		(170)	bps
Medical customers (in thousands)	18,004	17,081	16,650	923		5%	431		3%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2022		2021		2020
(Dollars in millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$6,668		$5,365		$8,458
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	$621	503	$(196)	(158)	$(279)	(244)
Amortization of acquired intangible assets	1,876	1,345	1,998	1,494	1,982	1,431
Special items
Integration and transaction-related costs	135	103	169	71	527	404
Charge for organizational efficiency plan	22	17	168	119	31	24
(Benefits) charges associated with litigation matters	(28)	(20)	(27)	(21)	25	19
(Gain) on sale of businesses	(1,662)	(1,332)	—	—	(4,203)	(3,217)
Debt extinguishment costs	—	—	141	110	199	151
Risk corridors recovery	—	—	—	—	(101)	(76)
Contractual adjustment for a former client	—	—	—	—	(204)	(155)
Total special items	$(1,533)	(1,232)	$451	279	$(3,726)	(2,850)
Adjusted income from operations		$7,284		$6,980		$6,795
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2022		2021		2020
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$21.30		$15.73		$22.96
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	$1.98	1.61	$(0.57)	(0.46)	$(0.76)	(0.66)
Amortization of acquired intangible assets	5.99	4.30	5.86	4.38	5.38	3.88
Special items
Integration and transaction-related costs	0.43	0.33	0.50	0.21	1.43	1.10
Charge for organizational efficiency plan	0.07	0.05	0.49	0.35	0.08	0.07
(Benefits) charges associated with litigation matters	(0.09)	(0.06)	(0.08)	(0.06)	0.07	0.05
(Gain) on sale of businesses	(5.31)	(4.26)	—	—	(11.41)	(8.73)
Debt extinguishment costs	—	—	0.41	0.32	0.54	0.41
Risk corridors recovery	—	—	—	—	(0.27)	(0.21)
Contractual adjustment for a former client	—	—	—	—	(0.55)	(0.42)
Total special items	$(4.90)	(3.94)	$1.32	0.82	$(10.11)	(7.73)
Adjusted income from operations		$23.27		$20.47		$18.45
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Recent Events

Inflation
The United States economy continues to be impacted by rising inflation. We are proactively addressing potential impacts from inflation on our workforce, third party relationships (including relationships with vendors and health care providers) and drug pricing. We are also monitoring the potential impact inflation may have on client and customer health care needs. We have not experienced material impacts from inflation on our results of operations or cash flows for the year ended December 31, 2022. For further information regarding risks we encounter in our business due to economic conditions including inflationary pressures, see "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

Russian Invasion of Ukraine
The war in Ukraine has significantly affected individuals, economic activity and financial markets on a global scale. The Cigna Group does not have operations or employees in Ukraine or Russia and serves a limited number of customers and clients in these countries. We have not experienced significant impacts to date on our investment portfolio, financial position or results of operations. For a more complete discussion of the risks we encounter in our business, see "Risk Factors" contained in Part I, Item 1A of this Form 10-K.
COVID-19
The Cigna Group's commitment to the health and vitality of our employees and the people we serve remains our focus as the pandemic environment evolves. We continue to actively manage our response as the COVID-19 pandemic environment evolves and assess impacts to our financial position and operating results, as well as mitigate adverse developments in our business. For further information regarding the potential impact of the COVID-19 pandemic on the Company, see "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

Commentary: 2022 versus 2021
The commentary presented below, and in the segment discussions that follow, compare results for the year ended December 31, 2022 with results for the year ended December 31, 2021.
Shareholders' net income increased 24% due to the gain on the sale of our life, accident and supplemental benefits businesses in six countries (the "Chubb transaction"), higher adjusted income from operations and the absence of debt extinguishment costs. These favorable effects were partially offset by lower realized investment results due to declines in equity securities resulting in unfavorable mark to market adjustments in 2022.

Adjusted income from operations increased 4%, driven by a lower medical care ratio and increased specialty contributions in Cigna Healthcare, as well as within Evernorth Health Services, increased earnings primarily reflecting continued contract affordability improvements and growth in our accelerated businesses. These favorable effects were partially offset by the absence of earnings in the second half of 2022 from the businesses sold in the Chubb transaction and lower net investment income.
Medical customers increased 5%, reflecting growth in our fee-based products from Middle Market and Select market segments as well as growth in International Health, partially offset by a decrease in U.S. Government customers, including the disposition of the Medicaid business. See Part I, Item 1 of this Form 10-K for definitions of Cigna Healthcare's market segments.
Pharmacy revenues increased 6%, reflecting higher specialty claims volume due in part to Evernorth Health Services' collaboration with Prime Therapeutics, as well as inflation on, and higher sales of, branded drugs. See the "Evernorth Health Services segment" section of this MD&A for further discussion.
Premiums declined 3%, reflecting the impact of the Chubb transaction and the disposition of the Medicaid business in Cigna Healthcare. Partially offsetting these decreases were the favorable impact of increased specialty contributions and higher premium rates in Cigna Healthcare due to anticipated underlying medical cost trend. See the "Cigna Healthcare segment" section of this MD&A for further discussion.
Fees and other revenues increased 9%, primarily reflecting customer growth from our continued contract affordability services. See the "Evernorth Health Services segment" section of this MD&A for further discussion.
Net investment income decreased 25%, primarily reflecting lower returns on our partnership investments and the impact of the Chubb transaction. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 6%, reflecting higher specialty claims volume due in part to Evernorth Health Services' collaboration with Prime Therapeutics, as well as inflation on, and higher sales of, branded drugs.
Medical costs and other benefit expenses decreased 4%, primarily reflecting the impact of the Chubb transaction and the disposition of the Medicaid business in Cigna Healthcare. Decreases also reflect lower direct COVID-19 testing, treatment and vaccine costs and are partially offset by medical cost trend in Cigna Healthcare.
Selling, general and administrative expenses increased 1%, primarily driven by higher expenses in Cigna Healthcare and strategic investments in expanding our services portfolio and digital capabilities in Evernorth Health Services, partially offset by decreased expenses in Other Operations driven by the impact of the Chubb transaction.
Interest expense and other increased 2%, primarily reflecting higher interest rates on our indebtedness.
Debt extinguishment costs. We did not incur debt extinguishment costs in 2022 as we did not early retire any debt in 2022.
Gain on sale of businesses primarily reflects the Chubb transaction, which closed on July 1, 2022.
Realized investment results were substantially lower, primarily due to declines in equity securities resulting in unfavorable mark to market adjustments on investments in 2022. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased by 100 basis points, driven largely by the foreign tax rate differential, including the impact of the Chubb transaction.

Key Transactions and Business Developments

VillageMD
As of December 31, 2022, the Company had a commitment to become a minority owner in VillageMD by investing up to $2.7 billion in VillageMD preferred equity. In January 2023, we invested $2.5 billion of the $2.7 billion. VillageMD is an independent primary care group committed to offering high-quality, accessible primary care options for communities across the country through Village Medical. VillageMD partners with physicians to provide the tools, technology, operations, staffing support and industry relationships to deliver high-quality clinical care and better patient outcomes, while reducing the total cost of care. VillageMD and Village Medical operate in 22 markets and are responsible for more than 1.6 million patients.

Risk Adjustment Data Validation Audit Rule
On January 30, 2023, the Centers for Medicare and Medicaid Services ("CMS") issued the Final Rule titled "Medicare and Medicaid Programs; Policy and Technical Changes to the Medicare Advantage, Medicare Prescription Drug Benefit, Program for All-inclusive Care for the Elderly (PACE), Medicaid Fee-For-Service, and Medicaid Managed Care Programs for Years 2020 and 2021", effective April 3, 2023. The Final Rule addresses CMS's audit methodology and related policies for the Risk Adjustment Data Validation ("RADV"). RADV is the primary mechanism for CMS to determine risk adjustment revenue overpayments to Medicare Advantage organizations. Although CMS did not specify their sampling or extrapolation methodology the rule did codify that CMS will use a statistically valid method for sampling and extrapolation of error rates and the decision not to apply a fee for service adjuster when determining RADV audit findings. CMS will not apply extrapolation to RADV audits until the 2018 payment year with payment recoveries for those RADV audits expected in 2025. Audits for payment years prior to 2018 are not subject to extrapolation and the Company expects the impact for these years will not be material. The Company is not currently subject to RADV audits for the 2018 and subsequent payment years and is unable to estimate the potential impacts of RADV audits subject to extrapolation in the Final Rule. Although the Final Rule provides additional clarity regarding the structure of the methodology for RADV audits and quantification of RADV audit findings, further analysis is required to determine all potential implications. The Company continues to evaluate the recently announced Final Rule including potential legal developments which could impact the ultimate application of the regulation. See Part I, Item 1 of this Form 10-K for further discussion of RADV.

Centene Corporation
In October 2022, Evernorth Health Services and Centene Corporation ("Centene") announced a multi-year agreement effective January 2024 to manage pharmacy benefit services and make prescription medications more accessible and affordable for Centene's approximately 20 million customers. In addition to greater savings on prescription drugs, Centene customers will also have access to Express Scripts' extensive national network of retail pharmacies. We expect to spend approximately $200 million in 2023 preparing for the implementation of our multi-year agreement with Centene. We will continue to refine this estimate during 2023.

Inflation Reduction Act
The Inflation Reduction Act of 2022, which was signed into law in August 2022, contains a variety of provisions that impact our business, including:

•providing a one percent excise tax on repurchases of stock made after December 31, 2022, which would generally be recorded in Treasury stock in the Consolidated Balance Sheets;
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

We currently do not expect the Inflation Reduction Act to have a material impact on our 2023 Consolidated Financial Statements. We continue to analyze the impact on future periods.

Sale of International Life, Accident and Supplemental Benefits Businesses in Six Countries
As discussed in Note 4 to the Consolidated Financial Statements, on July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb transaction"). The "Liquidity and Capital Resources" section of this MD&A provides further information on the impact of this transaction to liquidity. See "Other Operations" section of this MD&A for further information on the results of these businesses prior to the divestiture.

Sale of Group Disability and Life Business
The Cigna Group sold its Group Disability and Life business to New York Life Insurance Company for $6.2 billion on December 31, 2020.

Medicare Star Quality Ratings ("Star Ratings")
CMS uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform. Categories of measurement include quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. Approximately 89% of our MA customers were in four star or greater plans for bonus payments received in 2022 and we expect 84% to be in four star or greater plans for bonus payments to be received in 2023. On October 7, 2022, CMS announced Medicare Star Ratings for bonus payments to be received in 2024. Based upon the current customer mix associated with the announced Star Ratings, we estimate 67% of our MA customers will be in four star or greater plans. See Part 1, "Business - Regulation" section of this Form 10-K for further discussion of Star Ratings.

Medicare Advantage Rates
On April 4, 2022, CMS released the final Calendar Year 2023 Medicare Advantage Capitation Rates and Part C and Part D Payment Policies (the "2023 Final Notice"). On February 1, 2023, CMS released the Calendar Year 2024 Advance Notice for Medicare Advantage and Part D Prescription Drug Programs (the "Advance Notice"). CMS will accept comments on the Advance Notice through March 3, 2023, before publishing the final rate announcement by April 3, 2023. The Advance Notice is subject to the required notice and comment period, and we cannot predict when or to what extent CMS will adopt the proposals in the Advance Notice. We are in the process of analyzing the potential implications of the Advance Notice.

LIQUIDITY AND CAPITAL RESOURCES

Financial Summary
	For the Years Ended December 31,
(In millions)	2022	2021	2020
Short-term investments	$139	$428	$359
Cash and cash equivalents	$5,924	$5,081	$10,182
Short-term debt	$2,993	$2,545	$3,374
Long-term debt	$28,100	$31,125	$29,545
Shareholders' equity	$44,872	$47,112	$50,321

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
Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 21 to the Consolidated Financial Statements in this Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

Cash flows were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net cash provided by operating activities	$8,656	$7,191	$10,350
Net cash provided by (used in) investing activities:
Cash proceeds from sales of businesses, net of cash sold	4,835	(61)	5,592
Acquisitions	—	(1,833)	(139)
Net investment (purchases)	(272)	(660)	(1,406)
Purchases of property and equipment, net	(1,295)	(1,154)	(1,094)
Other, net	(170)	97	23
Net investing activities	3,098	(3,611)	2,976
Net cash (used in) financing activities:
Debt (repayments) issuances	(2,559)	521	(4,736)
Stock repurchase	(7,607)	(7,742)	(4,042)
Dividend payments	(1,384)	(1,341)	(15)
Other, net	310	350	260
Net financing activities	(11,240)	(8,212)	(8,533)
Foreign currency effect on cash	(86)	(65)	41
Change in cash, cash equivalents and restricted cash	$428	$(4,697)	$4,834

The following discussion explains variances in the various categories of cash flows for the year ended December 31, 2022 compared with the same period in 2021. For comparisons of liquidity and capital resources for the year ended December 31, 2021 compared with the year ended December 31, 2020, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2021.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows for the year ended December 31, 2022 include the benefits from the delayed 2021 CMS Part D settlement. The remaining increase was driven by timing of accrued liabilities and lower income tax payments, partially offset by lower insurance liabilities and higher inventories.
Investing activities
In 2022, the Company received cash proceeds from the Chubb transaction. In 2021, the Company had cash outflows related to the acquisition of MDLIVE. These factors, along with lower net purchases of investments in 2022, resulted in higher cash inflow from investing activities in 2022 compared with 2021.

Financing activities
The Company repaid more debt, in 2022, which resulted in an increase in cash used in financing activities in 2022.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $1.9 billion for the year ended December 31, 2022 and $2.8 billion for the year ended December 31, 2021. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. The Cigna Group maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.
As of December 31, 2022, The Cigna Group's revolving credit agreements include: a $3.0 billion five-year revolving credit and letter of credit agreement that expires in April 2027; a $1.0 billion three-year revolving credit agreement that expires in April 2025; and a $1.0 billion 364-day revolving credit agreement that expires in April 2023.
As of December 31, 2022, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $5.0 billion of remaining capacity under our commercial paper program and $6.1 billion in cash and short-term investments, approximately $1.2 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 40.9% at December 31, 2022 and 41.7% at December 31, 2021.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $3.0 billion from its subsidiaries without further approvals as of December 31, 2022.

Other Sources of Funds
Sale of international life, accident and supplemental benefits businesses in six countries. On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. Net after-tax proceeds of approximately $5.1 billion were utilized primarily for share repurchases, with $3.5 billion used to fund the purchases of our common stock pursuant to the ASR agreements (as described below).

Use of Capital Resources
Capital expenditures. Capital expenditures for property, equipment and computer software were $1.3 billion in 2022 compared to $1.2 billion in the year ended December 31, 2021. This increase reflects our continued strategic investment in technology for future growth. We expect to deploy approximately $1.4 billion to capital expenditures in 2023. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. For 2022, The Cigna Group declared and paid quarterly cash dividends of $1.12 per share of its common stock, compared to $1.00 per share in 2021. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On February 2, 2023, the Board of Directors declared the first quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on March 23, 2023 to shareholders of record on March 8, 2023. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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
In June 2022, as part of our existing share repurchase program, we entered into accelerated share repurchase agreements ("2022 ASR agreements") to repurchase $3.5 billion of common stock in aggregate. In July 2022, in accordance with the 2022 ASR agreements, we remitted $3.5 billion and received an initial delivery of 10.4 million shares of our common stock. Upon final settlement of the 2022 ASR agreements in November 2022, we received an additional 1.9 million shares of our common stock for no additional consideration.

In August 2021, as part of our existing share repurchase program, we entered into accelerated share repurchase agreements to repurchase $2.0 billion of common stock. The total number of shares repurchased under the agreements was 9.5 million.

We repurchased 27.4 million shares for approximately $7.6 billion during the year ended December 31, 2022, including the $3.5 billion paid under ASR agreements, compared to 35.2 million shares for approximately $7.7 billion during the year ended December 31, 2021 including the $2.0 billion paid under ASR agreements. From January 1, 2023, through February 22, 2023, we repurchased 2.1 million shares for approximately $646 million. Share repurchase authority was $2.9 billion as of February 22, 2023.
See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.

Strategic investments. As of December 31, 2022, the Company had a commitment to become a minority owner in VillageMD by investing up to $2.7 billion in VillageMD preferred equity. In January 2023, we invested $2.5 billion of the $2.7 billion. VillageMD is an independent primary care group with expertise in value-based care and operates primary care practices across 22 markets.

Pension plans. Our pension plans were overfunded by $238 million and reported in Other assets in our Consolidated Balance Sheets as of December 31, 2022. This represents a funding improvement of $615 million from an underfunded pension liability of $377 million primarily reported in Other non-current liabilities in our Consolidated Balance Sheets as of December 31, 2021. This improvement was primarily attributable to an increase in discount rates of 261 basis points, partially offset by investment asset losses in 2022. In 2022, we made immaterial contributions to the qualified pension plans as required under the Pension Protection Act of 2006 and we expect the required contributions for 2023 to be immaterial. See Note 17 to the Consolidated Financial Statements for additional information.

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

Supply Chain Financing Program
We facilitate a voluntary supply chain finance program (the "program") that provides suppliers the opportunity to sell their receivables due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis in order to be paid earlier than our payment terms provide. The Cigna Group is not a party to the program and agrees to commercial terms with its suppliers independently of their participation in the program. A supplier's participation in the program has no impact on our payment terms and the Company has no economic interest in a supplier's decision to participate in the program. The suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institution. No guarantees are provided by the Company or any of our subsidiaries under the program. We have been informed by the financial institution that $471 million as of December 31, 2022 and $331 million as of December 31, 2021 of our outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the program. These amounts are reflected in Accounts payable in our Consolidated Balance Sheets.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 23 to the Consolidated Financial Statements for discussion of various guarantees.
On balance sheet:
•Insurance liabilities
◦Insurance liabilities are $16.3 billion, which include contractholder deposit funds, future policy benefits and unpaid claims and claim expenses.
◦Of the total obligation amount, $4.9 billion of insurance liabilities are associated with the sold retirement benefits, individual life insurance and annuity businesses, guaranteed minimum death benefit ("GMDB") business, as well as the group life and personal accident businesses as their related net cash flows are not expected to impact our cash flows.
◦The $14.0 billion of total obligations exceeds the corresponding insurance and contractholder liabilities of $11.4 billion recorded on the balance sheet. This is because some of the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The timing and amount of actual future cash flows may differ from the projected amount disclosed.
◦We expect $4.6 billion of insurance liabilities to be paid within the next twelve months beginning January 1, 2023.
◦See Note 9 to the Consolidated Financial Statements for information regarding insurance liabilities.
•Long-term debt
◦Total scheduled payments on long-term debt are $46.9 billion, which include scheduled interest payments and maturities of long-term debt.
◦We expect $4.2 billion of long-term debt payments (including scheduled interest payments) to be paid within the next twelve months beginning January 1, 2023.
◦Finance leases are included in Long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 20 to the Consolidated Financial Statements for information regarding finance leases.
◦See Note 7 to the Consolidated Financial Statements for information regarding principal maturities of long-term debt.
•Other non-current liabilities
◦These include approximately $415 million of estimated payments for other postretirement and postemployment benefit obligations, non-qualified pension plans, reinsurance liabilities, supplemental and deferred compensation plans and interest rate and foreign currency swap contracts.
◦We expect $85 million of other liabilities to be paid within the next twelve months beginning January 1, 2023.
◦See Note 17 to the Consolidated Financial Statements for further information on pension obligations and funded status.
•Operating leases
◦These include operating lease payments of $494 million.
◦We expect $114 million of operating lease payments to be due within the next twelve months beginning January 1, 2023.
◦See Note 20 to the Consolidated Financial Statements for additional information.
•Uncertain tax positions
◦In the event we are unable to sustain all of our $1.3 billion of uncertain tax positions, it could result in future tax payments of approximately $1.0 billion. We are adequately reserved for such positions. As a result, there is minimal direct risk to earnings should we fail to sustain our positions. We cannot reasonably estimate the timing of such future payments.
◦See Note 22 to the Consolidated Financial Statements for additional information on uncertain tax positions.

Off-balance sheet:
•Purchase obligations
◦These include agreements to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude contracts that are cancellable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.
◦As of December 31, 2022, purchase obligations consisted of a total of $6.5 billion of estimated payments required under contractual arrangements. This includes:
▪$5.1 billion of investment commitments, primarily comprised of commitment to purchase up to $2.7 billion of preferred equity in VillageMD as well as other long-term investments.
▪$1.4 billion of future service commitments, primarily comprised of contracts for certain outsourced businesses processes and information technology maintenance and support.
◦We expect $3.9 billion of purchase obligations to be paid within the next twelve months beginning January 1, 2023. This includes:
▪$3.5 billion relates to investment commitments, which includes commitment to purchase up to $2.7 billion in VillageMD preferred equity. In January 2023, we invested $2.5 billion of the $2.7 billion.
▪$402 million relates to future service commitments.
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

Fair values of reporting units are estimated based on discounted cash flow analysis and market approach models using assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our ongoing strategic projections. Future cash flows for Evernorth Health Services are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.

The fair value of intangibles and the amortization method were determined using an income approach that relies on projected future cash flows including key assumptions for customer attrition and discount rates. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value.

Our U.S. Government reporting unit contracts with CMS to provide managed health care services, including Medicare Advantage and Medicare-approved prescription drug plans. Estimated future cash flows for this reporting unit's Medicare Advantage business incorporate the current reimbursement structure for 2023 and beyond. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding levels for these programs are dependent on many factors including changes to the risk adjustment payment methodology, government efforts to contain health care costs, budgetary constraints and general political issues and priorities. In 2022, we experienced a decrease in U.S. Government customers, including the disposition of the Medicaid business, while investing to support future growth. The U.S. Government reporting unit goodwill balance was $4.0 billion as of December 31, 2022 and December 31, 2021.

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

Goodwill and other intangibles as of December 31 were as follows (in millions):

·2022 – Goodwill $45,811; Other intangible assets $32,492
·2021 – Goodwill $45,811; Other intangible assets $34,102

See Note 19 to the Consolidated Financial Statements for additional discussion of our goodwill and other intangible assets.

We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2022. The evaluations indicated that the fair value estimates of our reporting units exceed their carrying values by sufficient margins. Changes in assumptions concerning future financial results or other underlying assumptions, including macroeconomic factors, government legislation, changes in the competitive landscape or other market conditions could impact our ability to achieve profitability projections. If we consistently do not achieve our earnings and cash flow projections or our cost of capital rises significantly, the assumptions and estimates underlying the goodwill and intangible asset impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results and financial position.

Specific to the U.S. Government reporting unit, the two most critical factors affecting our future cash flows assumptions are customer growth and profit margins. If we do not realize our targeted customer growth or profit margins, the cash flow projections could be impacted and significantly reduce the fair value of the reporting unit.

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

Balances that are included in the Consolidated Balance Sheets within Accrued expenses and other liabilities are as follows (in millions):

·2022 – $1,343
·2021 – $1,230

See Note 22 to the Consolidated Financial Statements for additional discussion around uncertain tax positions and the Liquidity and Capital Resources section of this MD&A for a discussion of their potential impact on liquidity.

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

·2022 – gross $4,176; net $3,955
·2021 – gross $4,261; net $4,000

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

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $75 million, resulting in a decrease in net income of approximately $60 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $150 million, resulting in a decrease in net income of approximately $120 million after-tax.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Valuation of debt security investments

Most debt securities are classified as available for sale and are carried at fair value with changes in fair value recorded in Accumulated other comprehensive loss within Shareholders' equity.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.

Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately 60% of our debt securities are public securities and approximately 40% are private placement securities.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows of the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

Balances that are included in the Consolidated Balance Sheets within Investments and Long-term investments are as follows, inclusive of amounts held for sale as of December 31, 2021 (in millions):

·2022 - $9,872
·2021 - $16,958

See Notes 11A. and 12 to the Consolidated Financial Statements for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates and our accounting policy regarding unrealized appreciation on debt securities.

If the derived market rates used to calculate fair value increased by 100 basis points, the fair value of the total debt security portfolio of $9.9 billion would decrease by approximately $0.6 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.4 billion as of December 31, 2022.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
On February 13, 2023, we changed the name of our Evernorth segment to Evernorth Health Services. We will not distinguish between our prior and current segment name and will refer to our current segment name throughout this Annual Report on Form 10-K.

On July 1, 2022, we completed the sale of our life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash.
See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 24 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of Income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 24 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present "pre-tax adjusted margin," defined as pre-tax adjusted income (loss) from operations divided by adjusted revenues.

See the "Executive Overview" section of this MD&A for summarized financial results of each of our segments.
Evernorth Health Services Segment
Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in Pharmacy Benefits, Home Delivery Pharmacy, Specialty Pharmacy, Distribution and Care Delivery and Management Solutions. As described in the introduction to Segment Reporting, Evernorth Health Services' performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.
The key factors that impact Evernorth Health Services' Pharmacy revenues and Pharmacy and other service costs are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information on revenue and cost recognition policies for this segment.
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

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021			2021 vs. 2020
Total revenues	$140,335	$131,912	$116,334	$8,423		6%	$15,578		13%
Less: Contractual adjustment for a former client	—	—	(204)	—		N/M	204		N/M
Adjusted revenues (1)	$140,335	$131,912	$116,130	$8,423		6%	$15,782		14%
Pharmacy and other service costs	$131,284	$123,504	$108,537	$7,780		6%	$14,967		14%
Gross profit (2)	$9,051	$8,408	$7,797	$643		8%	$611		8%
Adjusted gross profit (1),(2)	$9,051	$8,408	$7,593	$643		8%	$815		11%
Pre-tax adjusted income from operations	$6,127	$5,818	$5,363	$309		5%	$455		8%
Pre-tax adjusted margin	4.4%	4.4%	4.6%	—	bps		(20)	bps
Adjusted expense ratio (3)	2.0%	1.9%	1.9%	(10)	bps		—	bps

Selected Financial Information
	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Pharmacy revenue by distribution channel
Adjusted network revenues (1)	$64,946	$64,992	$56,181	—%		16%
Adjusted home delivery and specialty revenues (1)	61,283	54,391	49,886	13		9
Other pharmacy revenues	6,753	6,428	5,403	5		19
Total adjusted pharmacy revenues (1)	$132,982	$125,811	$111,470	6%		13%
Adjusted fees and other revenues (1)	7,267	6,084	4,628	19		31
Net investment income	86	17	32	N/M		(47)
Adjusted revenues (1)	$140,335	$131,912	$116,130	6%		14%
Pharmacy script volume (4)
Adjusted network scripts	1,295	1,355	1,206	(4)%		12%
Adjusted home delivery and specialty scripts	280	283	287	(1)		(1)
Total adjusted scripts	1,575	1,638	1,493	(4)%		10%
Generic fill rate (5)
Network	86.4%	85.4%	87.4%	100	bps	(200)	bps
Home delivery	85.1%	85.9%	85.2%	(80)	bps	70	bps
Overall generic fill rate	86.3%	85.5%	87.2%	80	bps	(170)	bps
(1) Total revenues and gross profit were equal to adjusted revenues and adjusted gross profit for the years ended December 31, 2022 and December 31, 2021 as there were no special items in those periods. Amounts exclude special items for the year ended December 31, 2020.
(2) Gross profit and adjusted gross profit are calculated as total revenues or adjusted total revenues less pharmacy and other services costs.
(3) Adjusted expense ratio is calculated as selling, general and administrative expenses as a percentage of adjusted revenues.
(4) Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
(5) Generic fill rate is defined as the total number of generic scripts divided by the total overall scripts filled.

2022 versus 2021

Adjusted network revenues slightly decreased, reflecting a decrease in claims volume; partially offset by inflation on branded drugs.

Adjusted home delivery and specialty revenues increased 13%, reflecting higher specialty claims volume, due in part to our collaboration with Prime Therapeutics, inflation on, and higher sales of, branded drugs. These increases were partially offset by lower home delivery claims volume.

Other pharmacy revenues increased 5%, reflecting higher volume from our CuraScript SD business.

Adjusted fees and other revenues increased 19%, reflecting customer growth from our continued contract affordability services and the growth of our Care Delivery and Management Solutions.

Adjusted gross profit and pre-tax adjusted income from operations increased 8% and 5%, respectively, reflecting continued contract affordability improvements and growth in our accelerated businesses; partially offset by strategic investments in expanding our services portfolio and digital capabilities, as well as lower volume in our network and home delivery businesses.

The adjusted expense ratio increased 10 bps, reflecting higher revenues and expense discipline, which enabled us to increase strategic investments in expanding our services portfolio and digital capabilities.

Cigna Healthcare Segment
Cigna Healthcare includes the U.S. Commercial, U.S. Government and International Health businesses, which provide comprehensive medical and coordinated solutions to clients and customers. As described in the introduction to Segment Reporting, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations. Key factors affecting results for this segment include:
•customer growth;
•revenue growth;
•percentage of Medicare Advantage customers in plans eligible for quality bonus payments;
•medical costs as a percentage of premiums (medical care ratio or "MCR") for our insured businesses; and
•selling, general and administrative expenses as a percentage of adjusted revenues (adjusted expense ratio).
Results of Operations

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021			2021 vs. 2020
Adjusted revenues	$45,036	$44,652	$41,135	$384	1%		$3,517	9%
Pre-tax adjusted income from operations	$4,072	$3,609	$4,031	$463	13%		$(422)	(10)%
Pre-tax adjusted margin	9.0%	8.1%	9.8%		90	bps		(170)	bps
Medical care ratio	81.7%	84.0%	78.3%		230	bps		(570)	bps
Adjusted expense ratio	21.8%	21.0%	23.5%		(80)	bps		250	bps
2022 versus 2021
Adjusted revenues increased 1%, primarily reflecting increased specialty contributions, higher premium rates due to anticipated underlying medical cost trend and customer growth in International Health and U.S. Commercial, mostly offset by a decrease in U.S. Government customers, including the disposition of the Medicaid business, as well as lower net investment income.
Pre-tax adjusted income from operations increased 13%, primarily due to lower medical care ratios in U.S. Commercial and U.S. Government and increased specialty contributions in U.S. Commercial, partially offset by lower net investment income.
The medical care ratio decreased 230 bps, primarily due to lower medical costs, reflecting decreased direct COVID-19 testing, treatment and vaccine costs in U.S. Commercial and U.S. Government, as well as effective pricing execution, including affordability initiatives, partially offset by U.S. Government risk adjustment updates related to prior years.
The adjusted expense ratio increased 80 bps, primarily due to a higher expense ratio in U.S. Government reflecting increased investments to support future growth as well as the disposition of the Medicaid business, partially offset by revenue growth and expense efficiencies in U.S. Commercial and International Health.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In thousands)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Insured	4,756	4,757	4,538	(1)	—%	219	5%
U.S. Commercial	2,238	2,166	2,141	72	3	25	1
U.S. Government	1,349	1,510	1,387	(161)	(11)	123	9
International Health (1)	1,169	1,081	1,010	88	8	71	7
Services only	13,248	12,324	12,112	924	7	212	2
U.S. Commercial	12,614	11,688	11,485	926	8	203	2
U.S. Government	5	—	—	5	N/M	—	N/M
International Health (1)	629	636	627	(7)	(1)	9	1
Total	18,004	17,081	16,650	923	5%	431	3%
(1) International Health excludes medical customers served by less than 100% owned subsidiaries.

Our medical customer base increased 5%, reflecting growth in our fee-based products from Middle Market and Select market segments as well as growth in International Health, partially offset by a decrease in U.S. Government customers, including the disposition of the Medicaid business.

See Part I, Item 1 of this Form 10-K for definitions of Cigna Healthcare's market segments.

Unpaid Claims and Claim Expenses

	As of December 31,			Change Increase (Decrease)		Change Increase (Decrease)
(In millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Unpaid claims and claim expenses – Cigna Healthcare	$4,176	$4,261	$3,695	$(85)	(2)%	$566	15%
Our unpaid claims and claim expenses liability decreased 2%, primarily driven by lower Medicare Advantage volumes and the disposition of the Medicaid business, partially offset by higher U.S. Commercial volumes.

Other Operations
Other Operations includes corporate owned life insurance ("COLI"), the International businesses sold to Chubb on July 1, 2022, our interest in a joint venture in Türkiye sold to our partner in December 2022, the Group Disability and Life business sold on December 31, 2020 and the Company's run-off operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2022	2021	2020	2022 vs. 2021			2021 vs. 2020
Adjusted revenues	$2,262	$3,989	$8,446	$(1,727)	(43)%		$(4,457)	(53)%
Pre-tax adjusted income from operations	$500	$889	$966	$(389)	(44)%		$(77)	(8)%
Pre-tax adjusted margin	22.1%	22.3%	11.4%		(20)	bps		1,090	bps
2022 versus 2021
Adjusted revenues and pre-tax adjusted income from operations decreased 43% and 44%, respectively, primarily due to the absence of revenues and earnings from the businesses divested in the Chubb transaction.

Other Items Related to the Divested International Businesses
Other Operations' adjusted revenues associated with the divested International businesses were 77% and 86% for 2022 and 2021, respectively. Other Operation's pre-tax adjusted income from operations associated with the divested International businesses were 83% and 89% for 2022 and 2021, respectively.
Corporate
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs and intersegment eliminations for products and services sold between segments.

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In millions)	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
Pre-tax adjusted loss from operations	$(1,466)	$(1,339)	$(1,552)	$(127)	(9)%	$213	14%

2022 versus 2021
Pre-tax adjusted loss from operations increased 9%, reflecting an increase in operating expenses for enterprise-wide initiatives.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 15 to the Consolidated Financial Statements.

(In millions)	December 31, 2022	December 31, 2021
Debt securities	$9,872	$16,958
Equity securities	622	603
Commercial mortgage loans	1,614	1,566
Policy loans	1,218	1,338
Other long-term investments	3,728	3,574
Short-term investments	139	428
Total		24,467
Investments classified as Assets of businesses held for sale(1)		(5,109)
Investments per Consolidated Balance Sheets	$17,193	$19,358
(1) Investments related to the divested International businesses that were held for sale. See Note 4 to the Consolidated Financial Statements for additional information.

Investment Outlook
We continue to actively monitor economic conditions including the impact of inflation, higher interest rates and the potential for a recession in 2023 on the portfolio. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

Debt Securities
Investments in debt securities include publicly traded and privately placed bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. These investments are classified as available for sale and are carried at fair value in our Consolidated Balance Sheets. Additional information regarding valuation methodologies, key inputs and controls is included in Note 12 to the Consolidated Financial Statements.
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	December 31, 2022	December 31, 2021
Federal government and agency	$312	$387
State and local government	41	171
Foreign government	365	2,616
Corporate	8,806	13,266
Mortgage and other asset-backed	348	518
Total	$9,872	$16,958

Our debt securities portfolio decreased during the year ended December 31, 2022 primarily due to the completion of the Chubb transaction during the third quarter (see Note 4 to the Consolidated Financial Statements) and a decrease in valuations due to a significant rise in interest rates, causing our portfolio to change to a net unrealized depreciation position at December 31, 2022, from a net unrealized appreciation position at December 31, 2021. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of December 31, 2022, $8.0 billion, or 81%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.9 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $4.1 billion. These investments are generally less marketable than publicly traded bonds; however, yields on these investments tend to be higher than yields on publicly traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Elevated global inflation and rising interest rates experienced during 2022, as well as continuing supply chain disruptions are the primary risks that many of the issuers in our portfolio are facing. To date, most issuers have been successful in managing the cost escalation and product shortages without undue margin pressure. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of December 31, 2022, our $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an insignificant allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of December 31, 2022. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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
We assess the credit quality of our commercial mortgage loan portfolio annually, generally in the second fiscal quarter by reviewing each holding's most recent financial statements, rent rolls, budgets and relevant market reports. The review performed in the second quarter of 2022 confirmed ongoing strong overall credit quality in line with the previous year's results.
Office sector fundamentals have been and continue to be weak and values are experiencing stress due to multiple headwinds: expanded work from home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 30% exposure to office properties.

Other Long-term Investments
Other long-term investments of $3.7 billion as of December 31, 2022 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. The increase in other long-term investments of $0.2 billion since December 31, 2021 is primarily driven by net additional funding activity partially offset by the effects of completing the Chubb transaction during the third quarter of 2022 (see Note 4 to the Consolidated Financial Statements). These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 190 separate partnerships and 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Our Net investment income during 2022 was strong, but decreased significantly year over year as 2021 reflected even stronger corporate earnings and higher public and private asset valuations as a result of the broad recovery coming out of the COVID-19 pandemic. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 5% of our other long-term investments are exposed to real estate in the office sector.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.9 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $9.2 billion as of December 31, 2022. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of December 31, 2022.

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
Our primary market risk exposures changed significantly since December 31, 2021 as a result of completing the Chubb transaction during the third quarter 2022, as described in Note 4 to the Consolidated Financial Statements. Our exposure to foreign currency exchange rate risk from financial instruments is no longer significant. Excluding the items noted in the paragraph above, our primary market risk exposure from financial instruments is our interest-rate risk exposure to fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return.

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
Effect of Market Fluctuations
We determine the sensitivity of our financial instruments, primarily debt securities and commercial mortgage loans, to our primary market risk exposure by estimating the present value of future cash flows using various models, primarily duration modeling. According to this analysis, assuming a 100 basis point increase in interest rates, the effect of hypothetical changes in market rates on the fair value of certain financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows:

Market scenario for certain non-insurance financial instruments
	Loss in Fair Value
(in billions)	December 31, 2022	December 31, 2021
100 basis point increase in interest rates (excluding the Company's long-term debt)	$0.7	$1.4
In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $1.8 billion at December 31, 2022 and $2.9 billion at December 31, 2021. Changes in the fair value of our long-term debt do not impact our financial position or operating results since long-term debt is not required to be recorded at fair value. See Note 7 to the Consolidated Financial Statements for additional information about the Company's debt.

The decrease in the effect of this hypothetical change in interest rates is a result of decreases in the fair value of our debt securities and long-term debt since December 31, 2021, as well as disposals associated with completing the Chubb transaction during the third quarter of 2022, see Note 4 to the Consolidated Financial Statements for further details.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Cigna Group

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cigna Group and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing on page FS-1 of this Form 10-K (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - U.S. Government Reporting Unit

As described in Note 19 to the consolidated financial statements, as of December 31, 2022, goodwill in the Cigna Healthcare segment was $10.7 billion, of which a portion of the balance relates to the U.S. Government reporting unit. Management conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through shareholders' net income if impaired. On a quarterly basis, management performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on both a discounted cash flow analysis and a market approach using assumptions that management believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital. Future cash flows for the U.S. Government reporting unit is primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the U.S. Government reporting unit is a critical audit matter are the significant judgment by management when developing the fair value estimate of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to the discount rate, forecasted revenues, benefit expenses, operating expenses, and long-term growth rates (collectively referred to as the "significant assumptions"). In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over management's methodology, inputs, and assumptions used in developing the fair value estimate of the U.S. Government reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow analysis and market approach; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management. Evaluating the reasonableness of the significant assumptions involved consideration of (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit, as applicable. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness related to the discount rate and long-term growth rates significant assumptions.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 23, 2023

We have served as the Company's auditor since 1983.

a

The Cigna Group Consolidated Statements of Income
	For the Years Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Revenues
Pharmacy revenues	$128,566	$121,413	$107,769
Premiums	39,915	41,154	42,627
Fees and other revenues	10,880	9,962	8,761
Net investment income	1,155	1,549	1,244
TOTAL REVENUES	180,516	174,078	160,401
Benefits and expenses
Pharmacy and other service costs	124,834	117,553	103,484
Medical costs and other benefit expenses	32,206	33,562	32,710
Selling, general and administrative expenses	13,186	13,030	14,072
Amortization of acquired intangible assets	1,876	1,998	1,982
TOTAL BENEFITS AND EXPENSES	172,102	166,143	152,248
Income from operations	8,414	7,935	8,153
Interest expense and other	(1,228)	(1,208)	(1,438)
Debt extinguishment costs	—	(141)	(199)
Gain on sale of businesses	1,662	—	4,203
Net realized investment (losses) gains	(495)	196	149
Income before income taxes	8,353	6,782	10,868
TOTAL INCOME TAXES	1,607	1,367	2,379
Net income	6,746	5,415	8,489
Less: Net income attributable to noncontrolling interests	78	50	31
SHAREHOLDERS' NET INCOME	$6,668	$5,365	$8,458
Shareholders' net income per share
Basic	$21.54	$15.87	$23.17
Diluted	$21.30	$15.73	$22.96
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net income	$6,746	$5,415	$8,489
Other comprehensive income (loss), net of tax
Net unrealized depreciation on securities and derivatives	(1,005)	(215)	(75)
Net translation gains (losses) on foreign currencies	72	(232)	252
Postretirement benefits liability adjustment	420	410	(105)
Other comprehensive (loss) income, net of tax	(513)	(37)	72
Total comprehensive income	6,233	5,378	8,561

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	11	19	14
Net income attributable to other noncontrolling interests	67	31	17
Other comprehensive loss attributable to redeemable noncontrolling interests	(2)	(14)	(8)
Total comprehensive income attributable to noncontrolling interests	76	36	23
SHAREHOLDERS' COMPREHENSIVE INCOME	$6,157	$5,342	$8,538
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

143

The Cigna Group Consolidated Balance Sheets
	As of December 31,
(In millions)	2022	2021
Assets
Cash and cash equivalents	$5,924	$5,081
Investments	905	920
Accounts receivable, net	17,218	15,071
Inventories	4,777	3,722
Other current assets	1,296	1,283
Assets of businesses held for sale	—	10,057
Total current assets	30,120	36,134
Long-term investments	16,288	18,438
Reinsurance recoverables	4,743	4,970
Property and equipment	3,774	3,692
Goodwill	45,811	45,811
Other intangible assets	32,492	34,102
Other assets	3,426	3,405
Separate account assets	7,278	8,337
TOTAL ASSETS	$143,932	$154,889
Liabilities
Current insurance and contractholder liabilities	$5,385	$5,318
Pharmacy and other service costs payable	17,070	15,309
Accounts payable	7,775	6,655
Accrued expenses and other liabilities	8,006	7,322
Short-term debt	2,993	2,545
Liabilities of businesses held for sale	—	6,423
Total current liabilities	41,229	43,572
Non-current insurance and contractholder liabilities	11,481	12,563
Deferred tax liabilities, net	7,751	8,346
Other non-current liabilities	3,142	3,762
Long-term debt	28,100	31,125
Separate account liabilities	7,278	8,337
TOTAL LIABILITIES	98,981	107,705
Contingencies — Note 23
Redeemable noncontrolling interests	66	54
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	30,233	29,574
Accumulated other comprehensive loss	(1,395)	(884)
Retained earnings	37,874	32,593
Less: Treasury stock, at cost	(21,844)	(14,175)
TOTAL SHAREHOLDERS' EQUITY	44,872	47,112
Other noncontrolling interests	13	18
Total equity	44,885	47,130
Total liabilities and equity	$143,932	$154,889
(1) Par value per share, $0.01; shares issued, 398 million as of December 31, 2022 and 394 million as of December 31, 2021; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2019	$4	$28,306	$(941)	$20,162	$(2,193)	$45,338	$6	$45,344	$35
Cumulative effect of adopting new credit loss guidance (ASU 2016-13)				(30)		(30)		(30)
Effect of issuing stock for employee benefit plans		672			(90)	582		582
Other comprehensive income (loss)			80			80		80	(8)
Net income				8,458		8,458	17	8,475	14
Common dividends declared (per share: $0.04)				(15)		(15)		(15)
Repurchase of common stock					(4,089)	(4,089)		(4,089)
Other transactions impacting noncontrolling interests		(3)				(3)	(16)	(19)	17
Balance at December 31, 2020	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Effect of issuing stock for employee benefit plans		604			(93)	511		511
Other comprehensive loss			(23)			(23)		(23)	(14)
Net income				5,365		5,365	31	5,396	19
Common dividends declared (per share: $4.00)				(1,347)		(1,347)		(1,347)
Repurchase of common stock					(7,710)	(7,710)		(7,710)
Other transactions impacting noncontrolling interests		(5)				(5)	(20)	(25)	(9)
Balance at December 31, 2021	$4	$29,574	$(884)	$32,593	$(14,175)	$47,112	$18	$47,130	$54
Effect of issuing stock for employee benefit plans		659			(76)	583		583
Other comprehensive loss			(511)			(511)		(511)	(2)
Net income				6,668		6,668	67	6,735	11
Common dividends declared (per share: $4.48)				(1,387)		(1,387)		(1,387)
Repurchase of common stock					(7,593)	(7,593)		(7,593)
Other transactions impacting noncontrolling interests						—	(72)	(72)	3
Balance at December 31, 2022	$4	$30,233	$(1,395)	$37,874	$(21,844)	$44,872	$13	$44,885	$66
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$6,746	$5,415	$8,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,937	2,923	2,802
Realized investment losses (gains), net	495	(196)	(149)
Deferred income tax benefit	(480)	(220)	(386)
Gain on sale of businesses	(1,662)	—	(4,203)
Debt extinguishment costs	—	141	199
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(2,237)	(2,843)	(1,496)
Inventories	(1,055)	(557)	(504)
Reinsurance recoverable and Other assets	(38)	(656)	(77)
Insurance liabilities	291	967	841
Pharmacy and other service costs payable	1,760	1,961	2,891
Accounts payable and Accrued expenses and other liabilities	1,574	(77)	1,346
Other, net	325	333	597
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,656	7,191	10,350
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	1,744	2,030	2,283
Investment maturities and repayments:
Debt securities and equity securities	1,327	1,628	1,519
Commercial mortgage loans	98	180	19
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,039	1,936	1,575
Investments purchased or originated:
Debt securities and equity securities	(2,756)	(3,553)	(4,765)
Commercial mortgage loans	(161)	(327)	(113)
Other (primarily short-term and other long-term investments)	(1,563)	(2,554)	(1,924)
Property and equipment purchases, net	(1,295)	(1,154)	(1,094)
Acquisitions, net of cash acquired	—	(1,833)	(139)
Divestitures, net of cash sold	4,835	(61)	5,592
Other, net	(170)	97	23
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,098	(3,611)	2,976
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	164	153	1,023
Withdrawals and benefit payments from contractholder deposit funds	(220)	(168)	(979)
Net change in short-term debt	(2,059)	975	60
Net proceeds on issuance of term loan	—	—	1,398
Repayment of term loan	—	—	(1,400)
Payments for debt extinguishment	—	(136)	(212)
Repayment of long-term debt	(500)	(4,578)	(8,047)
Net proceeds on issuance of long-term debt	—	4,260	3,465
Repurchase of common stock	(7,607)	(7,742)	(4,042)
Issuance of common stock	389	326	376
Common stock dividend paid	(1,384)	(1,341)	(15)
Other, net	(23)	39	(160)
NET CASH USED IN FINANCING ACTIVITIES	(11,240)	(8,212)	(8,533)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(86)	(65)	41
Net increase (decrease) in cash, cash equivalents and restricted cash	428	(4,697)	4,834
Cash, cash equivalents and restricted cash January 1, (1)	5,548	10,245	5,411
Cash, cash equivalents and restricted cash, December 31,	5,976	5,548	10,245
Cash and cash equivalents reclassified to Assets of businesses held for sale	—	(425)	—
Cash, cash equivalents and restricted cash December 31, per Consolidated Balance Sheets (2)	$5,976	$5,123	$10,245
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,850	$2,240	$1,837
Interest paid	$1,229	$1,253	$1,439
(1) Includes $425 million reported in Assets of businesses held for sale as of January 1, 2022.
(2) Restricted cash and cash equivalents were reported in other long-term investments.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
The Cigna Group, together with its subsidiaries, is a global health company. On February 13, 2023, we changed our corporate name from Cigna Corporation to The Cigna Group. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout the Financial Statements and related footnotes. As such, unless expressly indicated or the context requires otherwise, the terms "Company," "we," "us," and "our" in this document refer to The Cigna Group, a Delaware corporation, and, where appropriate, its subsidiaries. On February 13, 2023, we also changed the name of our Evernorth segment to Evernorth Health Services. We will not distinguish between our prior and current segment name and will refer to our current segment name throughout the Financial Statements and related footnotes. Our common stock continues to be listed with, and trades on, the New York Stock Exchange under the ticker symbol "CI". The Cigna Group has a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and supplemental products and services.

The majority of these products are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna Healthcare also offers commercial health and dental insurance and Medicare products to individuals in the United States and selected international markets. In addition to these ongoing operations, The Cigna Group also has certain run-off operations.
A full description of our segments follows:
Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, in Pharmacy Benefits, Home Delivery Pharmacy, Specialty Pharmacy, Distribution and Care Delivery and Management Solutions, which are provided to health plans, employers, government organizations and health care providers.
Cigna Healthcare includes the U.S. Commercial, U.S. Government and International Health operating segments which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Commercial products and services include medical, pharmacy, behavioral health, dental and other products and services for insured and self-insured clients. U.S. Government solutions include Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors and individual health insurance plans. International Health solutions include health care coverage in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations.
Other Operations comprises the remainder of our business operations, which includes ongoing businesses and exiting businesses. Our ongoing businesses include continuing business, corporate-owned life insurance ("COLI") and our run-off businesses. Our run-off businesses include (i) guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses comprised of deferred gains from the sales of these businesses. Our exiting businesses include our interest in a joint venture in Türkiye, which was sold to our partner in December 2022, the international life, accident and supplemental benefits businesses sold on July 1, 2022, and the Group Disability and Life business sold on December 31, 2020.
On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb INA Holdings, Inc. ("Chubb") for approximately $5.4 billion in cash (the "Chubb transaction") (see Note 4).

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs and intersegment eliminations for products and services sold between segments.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain amounts in prior years have been reclassified to conform to the current year presentation.

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

Recent Accounting Pronouncements
There were no new accounting standards adopted during the year ended December 31, 2022 that had a material impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted
Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) and related amendments ("LDTI")
Effective date of January 1, 2023 for The Cigna Group and requires the following key provisions (for insurance entities that issue long-duration contracts):

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
•Transition methods at adoption vary:
•Changes to the liability for future policy benefits and DAC to use a modified retrospective approach applied to all outstanding contracts on the basis of their existing carrying amounts as of the beginning of the earliest period presented, with an option to elect a full retrospective transition under certain criteria. Remeasuring the future policy benefits liability for the discount rate to be recorded through accumulated other comprehensive loss at transition.
•Market risk benefits to be transitioned retrospectively and measured at fair value at the beginning of the earliest period presented. The difference between this fair value and carrying value to be recognized in the opening balance of retained earnings, excluding the effect of credit risk changes that are to be recognized in accumulated other comprehensive loss.
Expected effects:
•The new guidance applies to our long-duration insurance products predominantly within the Cigna Healthcare segment and Other Operations.
•The Company developed a cross-functional implementation project plan and executed on the necessary changes to our systems, processes and controls.
•The Company adopted the standard on January 1, 2023, using the modified retrospective transition method for changes to the liability for future policy benefits and DAC. The impact of adoption was not material to Shareholders' equity and did not result in a material restatement of prior periods.
•It is possible that our income recognition pattern could change on a prospective basis for several reasons:
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

In December 2022, the Financial Accounting Standards Board ("FASB") published Accounting Standards Update (ASU) 2022-05, which simplifies the retrospective adoption of LDTI. The ASU permits companies to make an accounting policy election to exclude contracts that are sold and removed from the balance sheet prior to the effective date of the standard from the retrospective adoption of LDTI. The Cigna Group made this policy election for the contracts sold in the Chubb transaction and our divested interest in a joint venture in Türkiye.
Significant Accounting Policies
The Company's accounting policies are described either in this Note or in the applicable Notes to the Consolidated Financial Statements as listed in the table of contents on page 83.
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

C.Deferred Policy Acquisition Costs
Costs eligible for deferral, recorded within Other assets (non-current), include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs. The Company records acquisition costs differently depending on the product line. Acquisition costs for:
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
Deferred policy acquisition costs also include the value of business acquired ("VOBA") for certain acquisitions with material long-duration insurance contracts. The Company recorded amortization of deferred policy acquisition costs of $319 million in 2022, $478 million in 2021 and $502 million in 2020 primarily in Selling, general and administrative expenses.
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

D.Other Assets (Current and Non-Current)
Other current assets consist primarily of prepaid expenses, accrued investment income, the current portion of reinsurance recoverables and income tax receivables. Other assets (non-current) consist primarily of the carrying value of our equity-method investments in business-related joint ventures in China, India, the U.S. and other foreign jurisdictions. Earnings or losses from these equity-method investments in joint ventures are recorded in Fees and other revenues. See Note 14 for additional information on unconsolidated subsidiaries. Additionally, Other assets (non-current) include deferred policy acquisition costs, operating lease right-of-use assets, GMIB assets, overfunded pension obligations (see Note 17) and various other insurance-related assets. See Note 10 for the Company's accounting policy for GMIB assets and Note 20 for the Company's accounting policy related to leases.
E.Redeemable Noncontrolling Interests
Redeemable noncontrolling interests in our Consolidated Balance Sheets represents the noncontrolling shareholders' preferred and common stock interests of the Company's consolidated less than fully owned subsidiaries. Those shareholders may choose to require the Company to purchase their equity interest. For certain entities, we may also have the right to require those shareholders to sell their equity interest to us. As these redeemable noncontrolling interests provide for redemption features not solely within our control, we classify the redeemable noncontrolling interests outside of permanent equity. The noncontrolling interest was initially recorded at fair value. In subsequent reporting periods, the values are adjusted to reflect the earnings, losses and distributions attributable to the noncontrolling interest. When a shareholder's right to require the Company to purchase its equity interest is exercisable, the redeemable noncontrolling interest is recorded at estimated redemption value. When the estimated redemption value for a redeemable noncontrolling interest exceeds its initial carrying value, an adjustment to increase or decrease the redeemable noncontrolling interest is recorded with an offsetting adjustment to Retained earnings or Additional paid-in capital in the absence of Retained earnings. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders' net income per share will be adjusted if the redemption value exceeds fair value.
F.Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other liabilities (current) primarily includes financial and performance guarantee liabilities under pharmacy contracts (see section H), management compensation and various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the risk adjustment and minimum medical loss ratio rebate accruals under The Patient Protection and Affordable Care Act (the "ACA"). Other non-current liabilities primarily include uncertain tax positions (see Note 22), GMIB contract liabilities (see Note 10), lease liabilities (see Note 20), self-insured exposures not expected to be settled within one year and underfunded pension obligations (see Note 17).
The Company accrues for legal and regulatory matters when a loss contingency is both probable and estimable. The estimated loss is generally recorded in Selling, general and administrative expenses and represents the Company's best estimate of the loss contingency. If the loss estimate is a range, the Company accrues the minimum amount in the range if no amount is better than any other estimated amount in the range. Legal costs to defend the Company's litigation and arbitration matters are expensed as incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. If the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported. Litigation and legal or regulatory matters that the Company has identified with a reasonable possibility of material loss are described in Note 23.
G.Translation of Foreign Currencies
The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies that are their functional currencies. The Company uses exchange rates as of the balance sheet date to translate assets and liabilities into U.S. dollars. Translation gains or losses on functional currencies, net of applicable taxes, are recorded in Accumulated other comprehensive loss. The Company uses average monthly exchange rates during the year to translate revenues and expenses into U.S. dollars.
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

Home delivery and specialty pharmacy revenues are due and recognized as each prescription is shipped, net of reserves for discounts and contractual allowances estimated based on historical experience. Any differences between estimates and actual collections are reflected in Pharmacy revenues when payments are received. Historically, adjustments to original estimates and returns have not been material. The Company has elected the practical expedient to account for shipping and handling as a fulfillment activity.
We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid at the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. The liability for these financial and performance guarantees was $1.3 billion as of December 31, 2022 and $1.1 billion as of December 31, 2021.
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
In retail, home delivery and specialty transactions, amounts may be collected from third-party payors. These are billed and collected in accordance with the Company's standard accounts receivable collection procedures.
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
I.Premiums and Related Expenses
Premiums for short-duration group health, accident and life insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred and, for our Cigna Healthcare business, are presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds based on contract terms and calculated using the customer's experience (including estimates of incurred but not reported claims).
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
Premiums for long-duration insurance contracts, including individual life, accident and supplemental health insurance and annuity products, and excluding universal life and investment-related products, are recognized as revenue when due. Benefits and expenses are matched with premiums.
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
The unrecognized portion of premiums received is recorded as unearned premiums included in Insurance and contractholder liabilities (current and non-current) (see Note 9 for further information).
J.Fees and Related Expenses
The majority of the Company's service fees are derived from administrative services only ("ASO") arrangements, fee-for-service clinical solutions, Wholesale Marketplace Drug Formulary Management services, health benefit management services and administration of services to specialty pharmacy manufacturers.
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
The Company earns fees from our Wholesale Marketplace Drug Formulary Management services. These services include either our drug formulary administrative service arrangements or our formulary processing arrangements. Drug formulary administrative services may include formulary consultation, administration of rebate contracts, rebate submission, collection from drug manufacturers and the distribution of rebates to clients. Services may also include facilitating audits of data submissions and reporting of rebates to clients. Clients agree to pay administrative fees that are billed, due and recognized at contracted rates as services are performed. These revenues are reported gross in Fees and other revenues and associated costs are reported in Pharmacy and other service costs in the Consolidated Statements of Income. For certain other clients in our formulary processing arrangements, the Company does not control the right to retain rebates before they are transferred to the client for services performed. Clients agree to allow the Company to retain a portion of each rebate collected in exchange for formulary processing services provided. These drug formulary service and administrative fee revenues are reported net in Fees and other revenues in the Consolidated Statements of Income. Revenue is recognized as rebates are processed.
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
Allowances, discounts and claims adjustments issued to customers in the form of client credits and other non-credit adjustments are based on the current status of each customer's receivable balance, current economic and market conditions and a variety of other factors, including the length of time the receivables are past due, the financial health of customers and our past experience.
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

The Company's accounts receivable include amounts due from pharmaceutical manufacturers, clients, third-party payors and customers, and are presented net of allowances. These balances include:

•Pharmaceutical manufacturers receivables - amounts due from pharmaceutical manufacturers.
•Noninsurance customer receivables - amounts due from customers for noninsurance services, primarily pharmacy benefit management and ASO contracts.
•Insurance customer receivables - amounts due from customers under insurance and managed care contracts, primarily premiums receivable and amounts due from CMS.
•Other receivables - all other accounts receivable not included in the categories above.

The following amounts were included within Accounts receivable, net:

(In millions)	December 31, 2022	December 31, 2021
Pharmaceutical manufacturers receivables	$7,108	$5,463
Noninsurance customer receivables	6,899	6,274
Insurance customer receivables	2,963	2,932
Other receivables	248	456
Total		15,125
Accounts receivable, net classified as Assets of businesses held for sale		(54)
Accounts receivable, net per Consolidated Balance Sheets	$17,218	$15,071
These receivables are reported net of our allowances of $1.9 billion as of December 31, 2022 and $1.4 billion as of December 31, 2021 as follows:
•Included in our Pharmaceutical manufacturers receivables are contractual allowances for certain rebates receivable with pharmaceutical manufacturers of $1.3 billion as of December 31, 2022 and $926 million as of December 31, 2021.
•Included in our Noninsurance customer receivables are contractual allowances from third-party payors of $336 million as of December 31, 2022 and $321 million as of December 31, 2021 based upon the contractual payment terms.
•The remaining allowances of $226 million as of December 31, 2022 and $186 million as of December 31, 2021 include allowances, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $86 million as of December 31, 2022 and $60 million as of December 31, 2021.

Note 4 – Mergers, Acquisitions and Divestitures

A.Divestiture of International Businesses

On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) to Chubb for approximately $5.4 billion in cash. The Company recognized a gain of $1.7 billion pre-tax ($1.4 billion after-tax), which includes recognition of previously unrealized capital losses on investments sold and translation loss on foreign currencies (see Note 15 for further information). Also see Note 5 for further information regarding the assets and liabilities of these divested businesses.

In December 2022, the Company also divested its ownership interest in a joint venture in Türkiye.

B.Divestiture of Group Disability and Life Business

On December 31, 2020, the Company completed the sale of its Group Disability and Life business to New York Life Insurance Company for cash proceeds of $6.2 billion. The Company recognized a gain of $4.2 billion pre-tax ($3.2 billion after-tax), which included recognition of previously unrealized capital gains on investments sold (see Note 15 for further information).

C.Integration and Transaction-related Costs

As part of our strategic plan, we incurred non-routine costs associated with the disposition and acquisition of certain businesses. In 2022 and 2021, the Company incurred costs related to the Chubb transaction, the sale of the Group Disability and Life business, acquisition of MDLIVE and the terminated merger with Elevance Health, Inc. ("Elevance"), formerly known as Anthem, Inc. In 2020, the Company incurred costs related to the acquisition and integration of Express Scripts Holding Company ("Express Scripts"), the terminated merger with Elevance, the sale of the Group Disability and Life business and other transactions. These costs were $135 million pre-tax ($103 million after-tax) for the year ended December 31, 2022, compared with $169 million pre-tax ($71 million after-tax) for the year ended December 31, 2021 and $527 million pre-tax ($404 million after-tax) for the year ended December 31, 2020. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. After-tax costs for the year ended December 31, 2021 included a tax benefit from the resolution of a tax matter related to the sold Group Disability and Life business.
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

On July 1, 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries to Chubb for approximately $5.4 billion in cash. Additionally, in December 2022, the Company divested its interest in a joint venture in Türkiye. See Note 4 for additional information. The Company aggregated and classified the assets and liabilities of these businesses as held for sale in our Consolidated Balance Sheets as of December 31, 2021.

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
The held for sale businesses reported Gross unrealized appreciation on securities and derivatives of $137 million and Gross cumulative translation losses on foreign currencies of $209 million within Accumulated other comprehensive loss in our Consolidated Balance Sheets as of December 31, 2021.

These amounts, as well as subsequent activity through the sale dates, were recognized within Gain on sale of businesses in our Consolidated Statements of Income as of December 31, 2022, as described in Note 4.
Note 6 – Earnings Per Share

Accounting policy. The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	For the Years Ended December 31,
	2022			2021			2020
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$6,668		$6,668	$5,365		$5,365	$8,458		$8,458
Shares:
Weighted average	309,546		309,546	337,962		337,962	364,979		364,979
Common stock equivalents		3,519	3,519		3,004	3,004		3,410	3,410
Total shares	309,546	3,519	313,065	337,962	3,004	340,966	364,979	3,410	368,389
Earnings per share	$21.54	$(0.24)	$21.30	$15.87	$(0.14)	$15.73	$23.17	$(0.21)	$22.96

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Anti-dilutive options	1.0	1.5	4.1

Note 7 – Debt
The outstanding amounts of debt, net of issuance costs, discounts or premiums, and finance leases were as follows:

(In millions)	December 31, 2022	December 31, 2021
Short-term debt
Commercial paper	$—	$2,027
$500 million, 3.05% Notes due November 2022	—	495
$17 million, 8.3% Notes due January 2023	17	—
$63 million, 7.65% Notes due March 2023	63	—
$700 million, Floating Rate Notes due July 2023	700	—
$1,000 million, 3.0% Notes due July 2023	994	—
$1,187 million, 3.75% Notes due July 2023	1,186	—
Other, including finance leases	33	23
Total short-term debt	$2,993	$2,545
Long-term debt
$17 million, 8.3% Notes due January 2023	$—	$17
$63 million, 7.65% Notes due March 2023	—	63
$700 million, Floating Rate Notes due July 2023	—	699
$1,000 million, 3% Notes due July 2023	—	985
$1,187 million, 3.75% Notes due July 2023	—	1,185
$500 million, 0.613% Notes due March 2024	499	498
$1,000 million, 3.5% Notes due June 2024	990	983
$900 million, 3.25% Notes due April 2025 (1)	872	897
$2,200 million, 4.125% Notes due November 2025	2,195	2,193
$1,500 million, 4.5% Notes due February 2026	1,503	1,504
$800 million, 1.25% Notes due March 2026	797	796
$1,500 million, 3.4% Notes due March 2027	1,436	1,423
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.05% Notes due October 2027	597	596
$3,800 million, 4.375% Notes due October 2028	3,785	3,782
$1,500 million, 2.4% Notes due March 2030	1,492	1,490
$1,500 million, 2.375% Notes due March 2031 (1)	1,380	1,500
$45 million, 8.3% Step Down Notes due January 2033 (2)	45	45
$190 million, 6.15% Notes due November 2036	190	190
$2,200 million, 4.8% Notes due August 2038	2,192	2,192
$750 million, 3.2% Notes due March 2040	743	743
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	488	490
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.8% Notes due July 2046	1,466	1,465
$1,000 million, 3.875% Notes due October 2047	989	988
$3,000 million, 4.9% Notes due December 2048	2,968	2,967
$1,250 million, 3.4% Notes due March 2050	1,236	1,236
$1,500 million, 3.4% Notes due March 2051	1,478	1,477
Other, including finance leases	66	28
Total long-term debt	$28,100	$31,125
(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 for further information about the Company's interest rate risk management and these derivative instruments.
(2) Interest rate step down to 8.08% effective January 15, 2023.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2022, there were no outstanding balances under these revolving credit agreements.

In April 2022, The Cigna Group entered into the following revolving credit agreements (the "Credit Agreements"):
•a $3.0 billion five-year revolving credit and letter of credit agreement that will mature in April 2027 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. The Company can borrow up to $3.0 billion under the credit agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.
•a $1.0 billion three-year revolving credit agreement that will mature in April 2025 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. The Company can borrow up to $1.0 billion under the credit agreement for general corporate purposes.
•a $1.0 billion 364-day revolving credit agreement that will mature in April 2023. The Company can borrow up to $1.0 billion under the credit agreement for general corporate purposes. This agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the Credit Agreements include an option to increase commitments in an aggregate amount of up to $1.5 billion across all three facilities for a maximum total commitment of $6.5 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term Secured Overnight Funding Rate ("SOFR") plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

Each of the three facilities is diversified among 22 banks. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing on April 2026, a $1.0 billion three-year revolving credit agreement maturing on April 2024 and a $1.0 billion 364-day revolving credit agreement maturing in April 2022.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper outstanding balance as of December 31, 2022.

Long-term debt
Debt Issuance and Redemption. The Company did not enter into any debt issuances or redemptions in 2022. During 2021, in order to decrease future interest expense, mitigate future refinancing risk and raise proceeds for general corporate purposes, the Company entered into the following transactions:
•Debt issuance: On March 3, 2021, the Company issued $4.3 billion of new senior notes. The proceeds of this issuance were mainly used to redeem outstanding debt securities. The remaining proceeds were used primarily for general corporate purposes.

•Debt redemption: During 2021, the Company completed the redemption of a total of $4.5 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $141 million ($110 million after-tax), consisting primarily of premium payments.
Debt Covenants. The Company was in compliance with its debt covenants as of December 31, 2022.

Debt Maturities. Maturities of outstanding long-term debt as of December 31, 2022 are as follows:

(In millions)	Scheduled Maturities (1)
2023	$2,967
2024	$1,500
2025	$3,100
2026	$2,300
2027	$2,359
Maturities after 2027	$19,122
(1) Long-term debt maturity amounts include current maturities of long-term debt. Finance leases are excluded from this table. See Note 20 - Leases for finance lease maturity amounts.
Interest Expense
Interest expense on long-term and short-term debt was $1.3 billion in 2022 and 2021 and $1.4 billion in 2020.
Note 8 – Common and Preferred Stock

The Cigna Group has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2022, 2021 or 2020.
The following table presents the share activity of The Cigna Group:

	For the Years Ended December 31,
(Shares in thousands)	2022	2021	2020
Common: Par value $0.01; 600,000 shares authorized
Outstanding- January 1,	322,948	354,771	372,531
Net issued for stock option exercises and other benefit plans	3,173	3,375	4,142
Repurchased common stock	(27,445)	(35,198)	(21,902)
Outstanding- December 31,	298,676	322,948	354,771
Treasury stock	99,143	71,246	35,505
Issued- December 31,	397,819	394,194	390,276

Dividends
In 2022, The Cigna Group declared quarterly cash dividends of $1.12 per share of the Company's common stock. In 2021, The Cigna Group initiated and declared quarterly cash dividends of $1.00 per share of the Company's common stock.
The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
September 7, 2022	September 22, 2022	$1.12	$341
December 6, 2022	December 21, 2022	$1.12	$334
2021
March 10, 2021	March 25, 2021	$1.00	$345
June 8, 2021	June 23, 2021	$1.00	$342
September 8, 2021	September 23, 2021	$1.00	$330
December 7, 2021	December 22, 2021	$1.00	$324
2020
March 10, 2020	April 9, 2020	$0.04	$15
On February 2, 2023, the Board of Directors declared the first quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on March 23, 2023 to shareholders of record on March 8, 2023. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.

Accelerated Share Repurchase Agreements
In June 2022, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("2022 ASR agreements") with Mizuho Markets Americas LLC and Morgan Stanley & Co. LLC (collectively, the "2022 Counterparties") to repurchase $3.5 billion of common stock in aggregate. In July 2022, we remitted $3.5 billion to the 2022 Counterparties and received an initial delivery of 10.4 million shares of our common stock representing $2.8 billion of the total remitted. Upon final settlement of the 2022 ASR agreements in November 2022, we received an additional 1.9 million shares of our common stock for no additional consideration as the value of this stock was held back by the 2022 Counterparties pending final settlement of the agreements. The total number of shares of our common stock repurchased under the 2022 ASR agreements was 12.3 million based on an average daily Volume-Weighted Average Share Price ("VWAP") of our common stock over the term of the agreements, less a discount, of $285.10 per share.

In August 2021, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("2021 ASR agreements") with Morgan Stanley & Co. LLC and JP Morgan Chase Bank, N.A. (collectively, the "2021 Counterparties") to repurchase $2.0 billion of common stock in aggregate. We remitted $2.0 billion to the 2021 Counterparties and received an initial delivery of 7.7 million shares of our common stock representing $1.6 billion of the total remitted. Upon final settlement of the 2021 ASR agreements in fourth quarter of 2021, we received an additional 1.8 million shares of our common stock for no additional consideration as the value of this stock was held back by the 2021 Counterparties pending final settlement of the agreements. The total number of shares of our common stock repurchased under the 2021 ASR agreements was 9.5 million based on an average daily VWAP of our common stock over the term of the agreements, less a discount, of $209.53 per share.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	December 31, 2022			December 31, 2021
(In millions)	Current	Non-current	Total	Current	Non-current	Total
Contractholder deposit funds	$365	$6,515	$6,880	$352	$6,702	$7,054
Future policy benefits	229	4,708	4,937	312	9,194	9,506
Unearned premiums	576	22	598	558	418	976
Unpaid claims and claim expenses
Cigna Healthcare	4,117	59	4,176	4,159	102	4,261
Other Operations	98	177	275	548	180	728
Total				5,929	16,596	22,525
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)				(611)	(4,033)	(4,644)
Total insurance and contractholder liabilities per Consolidated Balance Sheets	$5,385	$11,481	$16,866	$5,318	$12,563	$17,881
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

Accounting policy - Future Policy Benefits. Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and consist primarily of reserves for annuity contracts, life insurance benefits, GMDB contracts (GMDB contracts are fully reinsured, see Note 10 for additional information) and certain life and accident insurance products of our sold international businesses.
Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits expected to be paid to policyholders, net of future premiums expected to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations and range from 2% to 9%. Obligations for the direct and assumed run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with GAAP when a premium deficiency exists. As of December 31, 2022, approximately 24% of the liability for future policy benefits was supported by assets held in trust for the benefit of the ceding company under reinsurance agreements.

Accounting policy - Unearned Premium. The unrecognized portion of premiums received is recorded as unearned premiums included in Insurance and contractholder liabilities (current and non-current).

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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $3.9 billion at December 31, 2022 and $4.0 billion at December 31, 2021.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Beginning balance	$4,261	$3,695	$3,336
Less: Reinsurance and other amounts recoverable	261	237	318
Beginning balance, net	4,000	3,458	3,018
Incurred costs related to:
Current year	31,342	31,755	27,494
Prior years	(259)	(219)	(144)
Total incurred	31,083	31,536	27,350
Paid costs related to:
Current year	27,583	27,929	24,187
Prior years	3,545	3,065	2,723
Total paid	31,128	30,994	26,910
Ending balance, net	3,955	4,000	3,458
Add: Reinsurance and other amounts recoverable	221	261	237
Ending balance	$4,176	$4,261	$3,695
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	For the Years Ended December 31,
	2022		2021
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$62	0.2%	$81	0.3%
Medical cost trend	197	0.6	138	0.5
Total favorable variance	$259	0.8%	$219	0.8%
(1) Percentage of current year incurred costs as reported for the year ended December 31, 2021.
(2) Percentage of current year incurred costs as reported for the year ended December 31, 2020.

Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.

The following table depicts the incurred and paid claims development and unpaid claims liability as of December 31, 2022 (net of reinsurance) reported in the Cigna Healthcare segment. The information about incurred and paid claims development for the year ended December 31, 2021 is presented as supplementary information and is unaudited.

	Incurred Costs
Incurral Year	2021 (Unaudited)	2022	Unpaid Claims & Claim Expenses
(In millions)
2021	$30,735	$30,493	180
2022		30,309	3,622
Cumulative incurred costs for the periods presented		$60,802

	Cumulative Costs Paid
Incurral Year	2021 (Unaudited)	2022
(In millions)
2021	$27,039	$30,313
2022		26,687
Cumulative paid costs for the periods presented		$57,000

Outstanding liabilities for the periods presented, net of reinsurance		$3,802
Other long-duration liabilities not included in development table above		153
Net unpaid claims and claims expenses - Cigna Healthcare		3,955
Reinsurance and other amounts recoverable		221
Unpaid claims and claim expenses - Cigna Healthcare		$4,176
Incurred claims do not typically remain outstanding for multiple years; more than 95% of health claims incurred in a year are paid by the end of the following year.
There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Customers for whom no insured medical claim was paid are excluded from the calculation. Claims that did not result in a liability are not included in the frequency metric. The claim frequency for 2022 and 2021 was approximately 5 million.

C.Unpaid Claims and Claim Expenses – Other Operations
Accounting policy. Liabilities for unpaid claims and claim expenses are established by book of business within Other Operations including the liabilities divested in the Chubb transaction and divested through the sale of our ownership interest in a joint venture in Türkiye ("divested International businesses"). Unpaid claims and claim expenses within Other Operations consist of (1) case or claims reserves for reported claims that are unpaid as of the balance sheet date; (2) incurred but not reported reserves for claims when the insured event has occurred but has not been reported to the Company and (3) loss adjustment expense reserves for the expected costs of settling these claims. The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions. The Company immediately records an adjustment in Medical costs and other benefit expenses when estimates of these liabilities change.
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

Liability balance details. The liability details for unpaid claims and claim expenses are presented in the following table.

(In millions)	December 31, 2022	December 31, 2021
Other Operations
Divested International businesses	$—	$447
Other Operations	275	281
Unpaid claims and claim expenses - Other Operations	$275	$728
Activity in the unpaid claims and claim expenses for the divested International and Group Disability and Life business is presented in the following table. Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been largely reinsured.

	For the Years Ended December 31,
(In millions)	2022 (1)	2021	2020
Beginning balance	$447	$452	$5,372
Less: Reinsurance	46	45	169
Beginning balance, net	401	407	5,203
Incurred claims related to:
Current year	507	982	4,205
Prior years:
Interest accretion	—	—	154
All other incurred	3	11	48
Total incurred	510	993	4,407
Paid claims related to:
Current year	322	738	2,392
Prior years	187	227	1,690
Total paid	509	965	4,082
Foreign currency	(28)	(34)	21
Divestiture of businesses(2)	(374)	—	(5,142)
Ending balance, net	—	401	407
Add: Reinsurance	—	46	45
Ending balance	$—	$447	$452
(1) Beginning balance includes unpaid claims amounts classified as Liabilities of businesses held for sale.
(2) 2020 amounts include Group Disability and Life reserves sold or reinsured to New York Life Insurance Company as part of the sale of the Group Disability and Life business and immaterial retained balances which are now excluded from this table.

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

A.Reinsurance Recoverables

Accounting policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company's insurance businesses. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances, consisting primarily of an allowance for expected credit losses which is recognized on reinsurance recoverable balances each period and adjusted through Medical costs and other benefit expenses. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level.

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables.

The Company's reinsurance recoverables as of December 31, 2022 are presented in the following table by range of external credit rating and collateral level:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$87	$87
BBB- to BBB+ equivalent current credit ratings (1)	—	—	58	58
Not rated	139	4	43	186
Total recoverables related to ongoing operations (2)	139	4	188	331
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,795	—	2,795
Berkshire Hathaway Life Insurance Company of Nebraska	248	432	—	680
Empower Annuity Insurance Company	—	—	133	133
Prudential Insurance Company of America	375	—	—	375
Life Insurance Company of North America	—	387	—	387
Other	203	19	16	238
Not rated	—	12	3	15
Total recoverables related to acquisition, disposition or run-off activities	826	3,645	152	4,623
Total	$965	$3,649	$340	$4,954
Allowance for uncollectible reinsurance				(37)
Total reinsurance recoverables (2)				$4,917
(1) Certified by a Nationally Recognized Statistical Rating Organization ("NRSRO").
(2) Includes $174 million of current reinsurance recoverables that are reported in Other current assets.
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

B.Effects of Reinsurance
The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against Medical costs and other benefit expenses in the Company's Consolidated Statements of Income.

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Premiums
Short-duration contracts
Direct	$36,746	$36,513	$38,425
Assumed	416	335	85
Ceded	(265)	(148)	(230)
Total short-duration contract premiums	36,897	36,700	38,280
Long-duration contracts
Direct	3,219	4,753	4,517
Assumed	85	99	99
Ceded	(286)	(398)	(269)
Total long-duration contract premiums	3,018	4,454	4,347
Total premiums	$39,915	$41,154	$42,627
Total reinsurance recoveries	$702	$552	$431

C.Effective Exit of GMDB and GMIB Business
The Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction in 2013. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at December 31, 2022.

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

The following table presents the account value, net amount at risk and the number of contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. As of December 31, 2022, the account value decreased primarily due to unfavorable equity market performance, which resulted in an increase to the net amount at risk. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

(Dollars in millions, excludes impact of reinsurance ceded)	December 31, 2022	December 31, 2021
Account value	$7,436	$9,795
Net amount at risk	$2,114	$1,392
Average attained age of contractholders (weighted by exposure)	75	77
Number of contractholders (estimated)	150,000	170,000

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
The only assumption expected to impact future shareholders' net income is non-performance risk. The non-performance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company and (b) the GMIB assets to be paid by the reinsurers, after considering collateral. The impact of non-performance risk was immaterial for the years ended December 31, 2022 and December 31, 2021.

GMIB liabilities totaled $404 million as of December 31, 2022 and $572 million as of December 31, 2021. The GMIB liabilities reflect the Company's credit risk, while the reinsurance recoverable reflects the credit risk of the reinsurers. There were three reinsurers covering 100% of the GMIB exposures as of December 31, 2022 and December 31, 2021 as follows:

(In millions)
Line of Business	Reinsurer	December 31, 2022	December 31, 2021	Collateral and Other Terms at December 31, 2022
GMIB	Berkshire	$203	$283	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	119	167
	Liberty Re (Bermuda) Ltd.	108	151	100% were secured by assets in a trust.
Total GMIB recoverables reported in Other current assets and Other assets		$430	$601
All reinsurers are rated A- equivalent and higher by an NRSRO.

Note 11 – Investments

The Cigna Group's investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 for information about the valuation of the Company's investment portfolio.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	December 31, 2022			December 31, 2021
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$654	$9,218	$9,872	$796	$16,162	$16,958
Equity securities	45	577	622	—	603	603
Commercial mortgage loans	67	1,547	1,614	40	1,526	1,566
Policy loans	—	1,218	1,218	—	1,338	1,338
Other long-term investments	—	3,728	3,728	—	3,574	3,574
Short-term investments	139	—	139	428	—	428
Total				1,264	23,203	24,467
Investments classified as Assets of businesses held for sale (1)				(344)	(4,765)	(5,109)
Investments per Consolidated Balance Sheets	$905	$16,288	$17,193	$920	$18,438	$19,358
(1) Investments related to the divested International businesses that were held for sale as of December 31, 2021. These investments were primarily comprised of debt securities and other long-term investments, and to a lesser extent, equity securities and short-term investments. See Note 4 for additional information.

A.Investment Portfolio

Debt Securities

Accounting policy. Debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive loss within Shareholders' equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. Net unrealized appreciation on debt securities supporting the Company's run-off settlement annuity business is reported in Non-current insurance and contractholder liabilities rather than Accumulated other comprehensive loss. When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Net realized investment (losses) gains. Certain asset-backed securities are considered variable interest entities. See Note 13 for additional information.
The Company reviews declines in fair value from a debt security's amortized cost basis to determine whether a credit loss exists, and when appropriate, recognizes a credit loss allowance with a corresponding charge to credit loss expense, presented in Net realized investment (losses) gains in the Company's Consolidated Statements of Income. The allowance for credit loss represents the excess of amortized cost over the greater of its fair value or the net present value of the debt security's projected future cash flows (based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery). Each period, the allowance for credit loss is adjusted as needed through credit loss expense.
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

The amortized cost and fair value by contractual maturity periods for debt securities were as follows:

	December 31, 2022
(In millions)	Amortized Cost	Fair Value
Due in one year or less	$681	$674
Due after one year through five years	3,817	3,583
Due after five years through ten years	3,457	3,052
Due after ten years	2,497	2,215
Mortgage and other asset-backed securities	390	348
Total	$10,842	$9,872
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Our allowance for credit losses on debt securities was not material as of December 31, 2022 and December 31, 2021. Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
December 31, 2022
Federal government and agency	$292	$—	$32	$(12)	$312
State and local government	43	—	—	(2)	41
Foreign government	375	—	11	(21)	365
Corporate	9,742	(44)	89	(981)	8,806
Mortgage and other asset-backed	390	—	1	(43)	348
Total	$10,842	$(44)	$133	$(1,059)	$9,872

December 31, 2021
Federal government and agency	$287	$—	$101	$(1)	$387
State and local government	154	—	17	—	171
Foreign government	2,468	—	194	(46)	2,616
Corporate	12,361	(23)	1,008	(80)	13,266
Mortgage and other asset-backed	505	—	17	(4)	518
Total	$15,775	$(23)	$1,337	$(131)	$16,958
Investments supporting liabilities of the Company's run-off settlement annuity business (included in total above) (1)	$2,262	$(5)	$720	$(10)	$2,967
(1) Net unrealized appreciation for these investments is excluded from Accumulated other comprehensive loss. As of December 31, 2022, net unrealized depreciation for these investments is included in Accumulated other comprehensive loss.

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

	December 31, 2022				December 31, 2021
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$5,533	$6,127	$(594)	1,659	$2,785	$2,861	$(76)	909
Below investment grade	887	964	(77)	1,287	561	578	(17)	781
More than one year
Investment grade	1,151	1,487	(336)	462	382	412	(30)	143
Below investment grade	330	382	(52)	369	162	170	(8)	53
Total	$7,901	$8,960	$(1,059)	3,777	$3,890	$4,021	$(131)	1,886
Equity Securities
Accounting policy. Equity securities with a readily determinable fair value consist primarily of public equity investments in the health care sector and mutual funds that invest in fixed income debt securities while those without a readily determinable fair value consist of private equity investments. Changes in the fair values of equity securities that have a readily determinable fair value are reported in Net realized investment (losses) gains. Equity securities without a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.

The following table provides the values of the Company's equity security investments. The amount of impairments or value changes resulting from observable price changes on equity securities with no readily determinable fair value still held was not material to the financial statements as of December 31, 2022 or 2021.

	December 31, 2022		December 31, 2021
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$673	$138	$257	$207
Equity securities with no readily determinable fair value	380	484	270	396
Total	$1,053	$622	$527	$603
As of December 31, 2022, the Company had a commitment to purchase up to $2.7 billion of preferred equity in VillageMD. We funded $2.5 billion of this commitment during January 2023. Approximately 70% of our investments in equity securities as of December 31, 2022 are in the health care sector, consistent with our strategy to invest in targeted startup and growth-stage companies in the health care industry.

Commercial Mortgage Loans

Accounting policy. Commercial mortgage loans are carried at unpaid principal balances, net of an allowance for expected credit losses, and classified as either current or long-term investments based on their contractual maturities. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Net realized investment (losses) gains in the Company's Consolidated Statements of Income.
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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	December 31, 2022			December 31, 2021
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$901	2.12		$560	2.18
60% to 79%	564	1.73		883	1.89
80% to 100%	149	1.17		123	1.47
Total	$1,614	1.89	60%	$1,566	1.96	61%

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

Other Long-term Investments
Accounting policy. Other long-term investments include investments in unconsolidated entities, including certain limited partnerships and limited liability companies holding real estate, securities or loans and health care-related investments. These investments are carried at cost plus the Company's ownership percentage of reporting income or loss, based on the financial statements of the underlying investments that are generally reported at fair value. Income or loss from these investments is reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments.
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2022 and 2021 is expected to be held longer than one year and may include real estate acquired through the foreclosure of commercial mortgage loans.
Additionally, foreign currency swaps carried at fair value as well as statutory and other restricted deposits are reported in the table below as "Other." See discussion below for information on the Company's accounting policies for derivative financial instruments.
Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. These investments are primarily unconsolidated variable interest entities (see Note 13 for additional information). The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 30% of the committed amounts in 2023.

Our limited partnership investments are reduced as the Company receives cash distributions for returns on its investment that were previously recognized in Net investment income. The amount of these cash distributions was $487 million in 2022, $568 million in 2021 and $227 million in 2020.

			Unfunded Commitments as of
	Carrying Value as of December 31,
(In millions)	2022	2021	December 31, 2022
Real estate investments	$1,319	$1,152	$668
Securities partnerships	2,166	2,272	1,704
Other	243	150	—
Total	$3,728	$3,574	$2,372

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

Accounting policy. Derivatives are recorded in our Consolidated Balance Sheets at fair value and are classified as current or non-current according to their contractual maturities. Further information on our policies for determining fair value are discussed in Note 12. The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in Shareholders' net income Various qualitative or quantitative methods appropriate for each hedge are used to formally assess and document hedge effectiveness at inception and each period throughout the life of a hedge.
The Company's derivative financial instruments are presented as follows:
•Fair value hedges of the foreign exchange-related changes in fair values of certain foreign-denominated bonds: Swap fair values are reported in Long-term investments or Other non-current liabilities. Offsetting changes in fair values attributable to the foreign exchange risk of the swap contracts and the hedged bonds are reported in Net realized investment (losses) gains. The portion of the swap contracts' changes in fair value excluded from the assessment of hedge effectiveness is recorded in Other comprehensive (loss) income and recognized in Net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds. Net cash flows are reported in Operating activities, while exchanges of notional principal amounts are reported in Investing activities.
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
•Net investment hedges of certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. dollar: The fair values of the foreign currency swap and forward contracts are reported in other assets or other liabilities. The changes in fair values of these instruments are reported in Other comprehensive (loss) income, specifically in translation of foreign currencies. The portion of the change in fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries. The remaining changes in fair value of these instruments are excluded from our effectiveness assessment and recognized in Interest expense and other over the term of the instrument. Cash flows relating to these contracts are reported in Investing activities.
•Economic hedges for derivatives not designated as accounting hedges: Fair values of forward contracts are reported in Investments (current) or Accrued expenses and other liabilities. The changes in fair values are reported in Net realized investment (losses) gains. Cash flows relating to these contracts are reported in Investing activities.

The gross fair values of our derivative financial instruments are presented in Note 12. Although we may incur a loss if dealers failed to perform under derivative contracts, collateral has been posted to cover substantially all of the net fair value owed to the Company. As of December 31, 2022 and December 31, 2021, the effects of derivative financial instruments used in these individual hedging strategies were not material to the Consolidated Financial Statements. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		December 31, 2022	December 31, 2021
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars.	Foreign currency swap contracts	$1,083	$1,081
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$1,500	$750
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros.	Foreign currency swap contracts	$460	$526

Foreign currency forward contracts used in net investment hedge and economic hedge strategies with notional values of approximately $1.4 billion and $0.7 billion as of December 31, 2021, respectively, were associated with the International businesses divested to Chubb during 2022. See Note 4 to the Consolidated Financial Statements for further information.

Concentration of Risk
The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2022 or 2021.

C.Net Investment Income
Accounting policy. When interest and principal payments on investments are current, the Company recognizes interest income when it is earned. The Company recognizes interest income on a cash basis when interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured. For unconsolidated entities that are included in other long-term investments investment income is generally recognized according to the Company's share of the reported income or loss on the underlying investments. Investment income attributed to the Company's separate accounts is excluded from our earnings because associated gains and losses generally accrue directly to separate account policyholders.
The components of Net investment income were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Debt Securities	$572	$689	$962
Equity securities	14	12	11
Commercial mortgage loans	59	60	80
Policy loans	59	63	64
Other long-term investments	390	758	127
Short-term investments and cash	115	26	52
Total investment income	1,209	1,608	1,296
Less investment expenses	54	59	52
Net investment income	$1,155	$1,549	$1,244

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
The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business (consistent with accounting for a premium deficiency), as well as realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net realized investment (losses) gains, excluding credit loss expense and asset write-downs	$(459)	$194	$186
Credit loss (expense) recoveries	(36)	2	(27)
Other investment asset write-downs	—	—	(10)
Net realized investment (losses) gains, before income taxes	$(495)	$196	$149
Net realized investment losses for the year ended December 31, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information about the Company's financial assets and liabilities carried at fair value. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Financial assets at fair value
Debt securities
Federal government and agency	$147	$147	$165	$240	$—	$—	$312	$387
State and local government	—	—	41	171	—	—	41	171
Foreign government	—	—	365	2,611	—	5	365	2,616
Corporate	—	—	8,394	12,606	412	660	8,806	13,266
Mortgage and other asset-backed	—	—	313	418	35	100	348	518
Total debt securities	147	147	9,278	16,046	447	765	9,872	16,958
Equity securities (1)	6	16	132	160	—	31	138	207
Short-term investments	—	—	139	428	—	—	139	428
Derivative assets	—	—	230	143	1	—	231	143
Financial liabilities at fair value
Derivative liabilities	$—	$—	$—	$33	$—	$—	$—	$33
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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of December 31, 2022 or December 31, 2021. The nature and use of these derivative financial instruments are described in Note 11.

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

The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities. The range and weighted average basis point ("bps") amounts for liquidity reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	December 31, 2022	December 31, 2021	Unobservable input December 31, 2022	December 31, 2022		December 31, 2021
Debt securities
Corporate and government debt securities	$412	$664	Liquidity	60 - 1060 (265)	bps	60 - 1060 (410)	bps
Mortgage and other asset-backed securities	35	100	Liquidity	105 - 520 (310)	bps	60 - 390 (100)	bps
Other debt securities	—	1
Total Level 3 debt securities	$447	$765

A significant increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Years Ended December 31,
(In millions)	2022	2021
Debt and Equity Securities
Beginning balance	$796	$854
Gains (losses) included in Shareholders' net income	11	(22)
Losses included in Other comprehensive (loss) income	(59)	(6)
Losses required to adjust future policy benefits for settlement annuities (1)	—	(8)
Purchases, sales and settlements
Purchases	158	138
Sales	—	(36)
Settlements	(207)	(119)
Total purchases, sales and settlements	(49)	(17)
Transfers into/(out of) Level 3
Transfers into Level 3	124	207
Transfers out of Level 3	(376)	(212)
Total transfers into/(out of) Level 3	(252)	(5)
Ending balance	$447	$796
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(2)	$(17)
Change in unrealized gain or (loss) included in Other comprehensive (loss) income for assets held at the end of the reporting period	$(60)	$(10)
(1) Amounts do not accrue to shareholders.
Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment (losses) gains and Net investment income.
Gains and losses included in Other comprehensive (loss) income, net of tax in the tables above are reflected in Net unrealized depreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
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

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Guaranteed separate accounts (See Note 23)	$203	$227	$382	$276	$—	$—	$585	$503
Non-guaranteed separate accounts (1)	211	1,130	5,522	6,406	203	334	5,936	7,870
Subtotal	$414	$1,357	$5,904	$6,682	$203	$334	6,521	8,373
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							757	842
Total								9,215
Separate account assets of businesses classified as held for sale (2)								(878)
Separate account assets per Consolidated Balance Sheets							$7,278	$8,337
(1) Non-guaranteed separate accounts include $4.0 billion as of December 31, 2022 and $4.5 billion as of December 31, 2021 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of December 31, 2022 and $0.3 billion as of December 31, 2021.
(2) Investments related to the divested International businesses that were held for sale as of December 31, 2021. See Note 4 for additional information.

Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the years ended December 31, 2022 or 2021.
Separate account investments in securities partnerships, real estate and hedge funds are generally valued based on the separate account's ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments. Substantially all of these assets support the Company's pension plans. The following table provides additional information on these investments:

	Fair Value as of		Unfunded Commitment as of December 31, 2022	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	December 31, 2022	December 31, 2021
Securities partnerships	$451	$513	$249	Not applicable	Not applicable
Real estate funds	302	325	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$757	$842	$249
As of December 31, 2022, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the years ended December 31, 2022 and 2021, impairments recognized requiring these assets to be measured at fair value were not material. Realized investment gains and losses from these observable price changes for the years ended December 31, 2022 and December 31, 2021 were not material.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company's financial instruments not recorded at fair value but for which fair value disclosure is required. In addition to universal life products and finance leases, financial instruments that are carried in the Company's Consolidated Balance Sheets at amounts that approximate fair value are excluded from the following table:

	Classification in Fair Value Hierarchy	December 31, 2022		December 31, 2021
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,491	$1,614	$1,598	$1,566
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,653	$30,994	$35,621	$31,593

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
The Company determined it was not a primary beneficiary in any material variable interest entity as of December 31, 2022 or 2021.

The Company's involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as unconsolidated variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations and the limited partners do not have substantive kick-out or participating rights. The Company has invested in approximately 175 limited partnerships that have a carrying value of $2.7 billion as of December 31, 2022 reported in other long-term investments. We have commitments to contribute an additional $2.1 billion to these entities. The Company's maximum exposure to loss from these investments is $4.8 billion, calculated as the sum of our carrying value and the additional funding commitments. Our noncontrolling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests. See Note 11 for further information on the Company's accounting policy for other long-term investments.

The Company has guaranteed debt payments to mortgage lenders for certain real estate limited partnerships should potential environmental obligations arise. No liability has been incurred related to these guarantees, and the Company's maximum exposure to these guarantees was approximately $340 million as of December 31, 2022.

Other variable interest entities. The Company is involved in other types of variable interest entities, including certain asset-backed and corporate securities, real estate joint ventures that develop properties for residential and commercial use, independent physician associations ("IPAs") that provide care management services and international health care joint ventures. The Company's maximum exposure to loss is $0.6 billion from certain asset-backed and corporate securities and $0.6 billion from real estate joint ventures, which represents the sum of our carrying value and the additional funding commitments for these entities. The carrying values and maximum exposures for the remaining unconsolidated variable interest entities were not material as of December 31, 2022.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities in excess of its maximum exposure. We perform ongoing qualitative analyses of our involvement with these variable interest entities to determine if consolidation is required.

Note 14 – Collectively Significant Operating Unconsolidated Subsidiaries
In addition to equity method investments, including certain limited partnerships and limited liability companies holding real estate, securities or loans (as disclosed in Note 11), we maintain a portfolio of operating joint ventures accounted for as equity method investments. Operating joint ventures accounted for under the equity method had a carrying value of $1.1 billion as of December 31, 2022 and $1.2 billion as of December 31, 2021.
For the years ended December 31, 2022, 2021 and 2020, none of our unconsolidated subsidiary investments were individually significant.
Accounting policy. We record in our Consolidated Statements of Income our proportionate share of net income or loss generated by equity method operating joint ventures within Fees and other revenues. In certain instances, income or loss is reported on a one month lag due to the timing of when financial information is received.
The below summarized results of operations and financial position of the operating joint venture investments accounted for under the equity method reflects the latest available financial information and does not represent the Company's proportionate share of the assets, liabilities or earnings of such entities. The net loss for the year ended December 31, 2022 is primarily attributable to realized investment losses as a result of market volatility experienced by our joint venture in China.

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Revenues	$4,208	$3,400	$2,457
Net (loss) income	$(15)	$200	$401

(In millions)	December 31, 2022	December 31, 2021
Total assets	$20,676	$18,942
Total liabilities	$18,441	$16,510

Note 15 – Accumulated Other Comprehensive Income (Loss) ("AOCI")
AOCI includes net unrealized (depreciation) appreciation on securities and derivatives (excluding appreciation on investments supporting future policy benefit liabilities of the run-off settlement annuity business) (see Note 11), foreign currency translation and the net postretirement benefits liability adjustment. AOCI also includes the Company's share from unconsolidated entities accounted for under the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Securities and Derivatives
Beginning balance	$685	$900	$975
Unrealized (depreciation) appreciation on securities and derivatives	(1,528)	(230)	776
Tax benefit (expense)	310	31	(150)
Net unrealized (depreciation) appreciation on securities and derivatives	(1,218)	(199)	626
Reclassification adjustment for losses (gains) included in Shareholders' net income (Gain on sale of businesses)	172	—	(862)
Reclassification adjustment for losses (gains) included in Shareholders' net income (Net realized investment (losses) gains)	52	(21)	(26)
Reclassification adjustment for tax (benefit) expense included in Shareholders' net income	(11)	5	187
Net losses (gains) reclassified from AOCI to Shareholders' net income	213	(16)	(701)
Other comprehensive (loss), net of tax	(1,005)	(215)	(75)
Ending balance	$(320)	$685	$900
Translation of foreign currencies
Beginning balance	$(233)	$(15)	$(275)
Translation of foreign currencies	(282)	(213)	232
Tax (expense) benefit	(33)	(19)	12
Net translation of foreign currencies	(315)	(232)	244
Reclassification adjustment for losses included in Net income (Gain on sale of businesses)	358	—	11
Reclassification adjustment for tax expense (benefit) included in Net income	29	—	(3)
Net translation losses reclassified from AOCI to Net income	387	—	8
Other comprehensive income (loss), net of tax	72	(232)	252
Less: Net translation (loss) on foreign currencies attributable to noncontrolling interests	(2)	(14)	(8)
Shareholders' other comprehensive income (loss), net of tax	74	(218)	260
Ending balance	$(159)	$(233)	$(15)
Postretirement benefits liability
Beginning balance	$(1,336)	$(1,746)	$(1,641)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	65	85	70
Reclassification adjustment for (gains) included in Shareholders' net income (Gain on sale of businesses)	(1)	—	—
Reclassification adjustment for settlement (Interest expense and other)	—	4	—
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(16)	(21)	(17)
Net adjustments reclassified from AOCI to Shareholders' net income	48	68	53
Valuation update	487	448	(206)
Tax (expense) benefit	(115)	(106)	48
Net change due to valuation update	372	342	(158)
Other comprehensive income (loss), net of tax	420	410	(105)
Ending balance	$(916)	$(1,336)	$(1,746)
Total Accumulated other comprehensive loss
Beginning balance	$(884)	$(861)	$(941)
Shareholders' other comprehensive (loss) income, net of tax	(511)	(23)	80
Ending balance	$(1,395)	$(884)	$(861)

Note 16 – Organizational Efficiency Plan
During 2021, the Company approved a strategic plan to further leverage its ongoing growth to drive operational efficiency through enhancements to organizational structure and increased use of automation and shared services. As of December 31, 2022, the remaining accrued liability recorded in Accrued expenses and other liabilities was $39 million. We expect substantially all of the accrued liability to be paid by the end of 2023.

Note 17 – Pension
A.About Our Plans
The Company sponsors U.S. and non-U.S. defined benefit pension plans; future benefit accruals for the domestic plans are frozen.
Accounting policy. The Company measures the assets and liabilities of its domestic pension plans as of December 31. Benefit obligations are measured at the present value of estimated future payments based on actuarial assumptions. The Company uses the corridor method to account for changes in the benefit obligation when actual results differ from those assumed, or when assumptions change. These changes are called net unrecognized actuarial gains (losses). Under the corridor method, net unrecognized actuarial gains (losses) are initially recorded in Accumulated other comprehensive loss. When the unrecognized gain (loss) exceeds 10% of the benefit obligation, that excess is amortized to expense over the expected remaining lives of plan participants. The net plan expense is reported in Interest expense and other in the Consolidated Statements of Income.
For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a market-related asset valuation that differs from the actual fair value for domestic pension plan assets invested in non-fixed income investments. The market-related value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. The market-related asset value was approximately $3.8 billion, compared with a fair value of approximately $4.2 billion at December 31, 2022.

B.Funded Status and Amounts Included in Accumulated Other Comprehensive Loss
The following table summarizes the projected benefit obligations and assets related to our U.S. and non-U.S. pension plans:

	For the Years Ended December 31,
(In millions)	2022	2021
Change in benefit obligation
Benefit obligation, January 1	$5,223	$5,600
Service cost	2	2
Interest cost	140	132
Actuarial (gains), net (1)	(1,094)	(189)
Benefits paid from plan assets	(296)	(304)
Other	(27)	(18)
Benefit obligation, December 31	3,948	5,223
Change in plan assets
Fair value of plan assets, January 1	4,846	4,623
Actual return on plan assets	(366)	522
Benefits paid	(296)	(304)
Contributions	2	5
Fair value of plan assets, December 31	4,186	4,846
Funded status	$238	$(377)
Amounts presented in Consolidated Balance Sheets
Other assets	$238	$—
Accrued expenses and other liabilities	$—	$(14)
Other non-current liabilities	$—	$(363)
(1) 2022 and 2021 gains reflect an increase in the discount rate.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company made immaterial contributions to the qualified pension plans in 2022. For 2023, contributions to the qualified pension plans are expected to be immaterial. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.
Benefit payments. The following benefit payments are expected to be paid in:

(In millions)
2023	$320
2024	$316
2025	$316
2026	$316
2027	$313
2028 - 2032	$1,508

Amounts reflected in the pension assets/(liabilities) shown above that have not yet been reported in Net income and, therefore, have been included in Accumulated other comprehensive loss consisted of the following:

(In millions)	December 31, 2022	December 31, 2021
Unrecognized net (losses)	$(1,208)	$(1,753)
Unrecognized prior service cost	(5)	(5)
Postretirement benefits liability adjustment	$(1,213)	$(1,758)
C.Cost of Our Plans
Net pension cost was as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Service cost	$2	$2	$2
Interest cost	140	132	168
Expected long-term return on plan assets	(272)	(269)	(260)
Amortization of:
Prior actuarial losses, net	89	78	78
Settlement loss	—	4	—
Net (benefit) cost	$(41)	$(53)	$(12)
D.Assumptions Used for Pension

	For the Years Ended December 31,
	2022	2021
Discount rate:
Pension benefit obligation	5.43%	2.82%
Pension benefit cost	2.82%	2.49%
Expected long-term return on plan assets:
Pension benefit cost	6.75%	6.75%
Mortality table for pension obligations	White Collar mortality table with MP 2021 projection scale	White Collar mortality table with MP 2021 projection scale
The Company develops discount rates by applying actual annualized yields for high-quality bonds by duration to the expected pension plan liability cash flows. The bond yields represent a diverse mix of actively traded high quality fixed-income securities that have an above average return at each duration as management believes this approach is representative of the yield achieved through plan asset investment strategy.
The expected long-term return on plan assets was developed considering historical long-term actual returns, expected long-term market conditions, plan asset mix and management's plan asset investment strategy.

E.Pension Plan Assets
As of December 31, 2022, pension assets included $4.0 billion invested in the separate accounts of Connecticut General Life Insurance Company, a subsidiary of the Company, and an additional $0.2 billion invested in funds of unaffiliated investment managers.

The fair values of pension assets by category are as follows:

(In millions)	December 31, 2022	December 31, 2021
Debt securities:
Federal government and agency	$11	$9
Corporate	2,349	1,653
Asset-backed	109	108
Fund investments	478	731
Total debt securities	2,947	2,501
Equity securities:
Domestic	89	789
International, including funds and pooled separate accounts (1)	35	358
Total equity securities	124	1,147
Securities partnerships	452	514
Real estate funds, including pooled separate accounts (1)	315	334
Commercial mortgage loans	63	77
Hedge funds	—	—
Guaranteed deposit account contract	50	91
Cash equivalents and other current assets, net	235	182
Total pension assets at fair value	$4,186	$4,846
(1) A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.
The Company's current target investment allocation percentages are 80% fixed income and 20% in other investments, including private equity (securities partnerships), public equity securities, and real estate, and are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. These allocation percentages were updated during 2022 to increase the allocation to fixed income investments as a result of improvements in the plan's funding status, as interest rates increased during the year. The Company will evaluate further allocation changes to equity securities, other investments and fixed income securities as funding levels change.

See Note 12 for further details regarding how fair value is determined, including the level within the fair value hierarchy and the procedures we use to validate fair value measurements. The Company classifies substantially all debt securities in Level 2 for pension plan assets. These assets are valued using recent trades of similar securities or are fund investments priced using their daily net asset value that is the exit price. Approximately one-third of equity securities are classified in Level 1 because they are priced according to unadjusted quotes from active markets, while another one-third of this balance is classified in Level 2 and priced using the daily net asset value. The remaining balance of equity securities is classified in Level 3.
Securities partnerships, real estate and hedge funds are valued using net asset value as a practical expedient and are excluded from the fair value hierarchy. See Note 12 for additional disclosures related to these assets invested in the separate accounts of the Company's subsidiary. Certain securities as described in Note 12, as well as commercial mortgage loans and guaranteed deposit account contracts, are classified in Level 3 because unobservable inputs used in their valuation are significant.
F.401(k) Plan
The Company sponsors a 401(k) plan. All employees are immediately eligible for the plan at hire and the Company matches a portion of employees' contributions to the plan. Participants in the plan may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or stable value funds. The Company common stock fund under the plan constitutes an "employee stock ownership plan" as defined in the Internal Revenue Code. Dividends from the Company common stock fund are reinvested in a participant's stock fund account unless the participant elects to receive the dividends in cash.
The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's annual expense for the plan was as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Expense	$274	$268	$243

Note 18 – Employee Incentive Plans
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
Shares of common stock available for award were as follows:

(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Common shares available for award	16.6	19.1	20.6
B.Stock Options
Accounting policy. The Company awards options to purchase The Cigna Group common stock at the market price of the stock on the grant date. Options vest over periods ranging from one year to three years and expire no later than 10 years from grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying the assumptions presented below. That fair value is reduced by options expected to be forfeited during the vesting period. The Company estimates forfeitures at the grant date based on our experience and adjusts the expense to reflect actual forfeitures over the vesting period. The fair value of options, net of forfeitures, is recognized in Selling, general and administrative expenses on a straight-line basis over the vesting period.
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

	2022	2021	2020
Dividend yield	1.98%	1.85%	—%
Expected volatility	30.0%	30.0%	30.0%
Risk-free interest rate	1.6%	0.5%	1.4%
Expected option life	4.5 years	4.5 years	4.5 years
Weighted average fair value of options	$50.61	$44.84	$52.42
The dividend yield reflects expected future dividends. The Company intends to continue to pay dividends for the foreseeable future. The expected volatility reflects the past daily stock price volatility of The Cigna Group stock. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining traded options will expire within one year. The risk-free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary annual grant. Expected option life reflects the Company's historical experience.

The following table shows the status of, and changes in, common stock options:

	For the Years Ended December 31,
	2022		2021		2020
(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	8,490	$169.47	9,742	$152.40	11,438	$136.19
Granted	1,375	$226.95	1,524	$213.81	1,851	$191.86
Exercised	(2,617)	$149.97	(2,584)	$129.08	(3,289)	$115.38
Expired or canceled	(256)	$211.22	(192)	$199.10	(258)	$188.79
Outstanding - December 31	6,992	$186.54	8,490	$169.47	9,742	$152.40
Options exercisable at year-end	4,410	$168.97	5,612	$152.92	6,837	$137.08
Compensation expense of $63 million related to unvested stock options at December 31, 2022 will be recognized over the next two years (weighted average period).
The table below summarizes information for stock options exercised:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Intrinsic value of options exercised	$313	$268	$304
Cash received for options exercised	$389	$326	$376
Tax benefit from options exercised	$47	$50	$57
The following table summarizes information for outstanding common stock options:

	December 31, 2022
	Options Outstanding	Options Exercisable
Number (in thousands)	6,992	4,410
Total intrinsic value (in millions)	$1,012	$716
Weighted average exercise price	$186.54	$168.97
Weighted average remaining contractual life	6.2 years	4.9 years
C.Restricted Stock
The Company awards restricted stock (grants and units) to the Company's employees that vest over periods ranging from one to three years. Recipients of restricted stock awards accumulate dividends during the vesting period, but generally forfeit their awards and accumulated dividends if their employment terminates before the vesting date.
Accounting policy. Fair value of restricted stock awards is equal to the market price of The Cigna Group's common stock on the date of grant. This fair value is reduced by awards that are expected to forfeit. At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period. This fair value, net of forfeitures, is recognized in Selling, general and administrative expenses over the vesting period on a straight-line basis.

The following table shows the status of, and changes in, restricted stock awards:

	For the Years Ended December 31,
	2022		2021		2020
(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	1,524	$202.85	1,600	$186.12	1,945	$178.78
Awarded	876	$229.60	899	$213.82	791	$191.22
Vested	(714)	$197.83	(866)	$184.07	(1,026)	$161.58
Forfeited	(151)	$215.02	(109)	$197.01	(110)	$186.63
Outstanding - December 31	1,535	$219.25	1,524	$202.85	1,600	$186.12
The fair value of vested restricted stock at the vesting date was as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Fair value of vested restricted stock	$167	$183	$190
Approximately 10,000 employees held 1.5 million restricted stock awards at the end of 2022 with $182 million of related compensation expense to be recognized over the next two years (weighted average period).
D.Strategic Performance Shares ("SPS")
The Company awards SPSs to executives and certain other key employees generally with a performance period of three years. Half of these shares are subject to a market condition (total shareholder return relative to industry peer companies) and half are subject to a performance condition (cumulative adjusted net income). These targets are set by the Committee at the beginning of the performance period. Holders of these awards receive shares of The Cigna Group common stock at the end of the performance period ranging anywhere from 0 to 200% of the original awards.
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
The following table shows the status of, and changes in, SPSs:

	For the Years Ended December 31,
	2022		2021		2020
(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date
Outstanding - January 1	860	$197.07	808	$190.02	818	$177.94
Awarded	294	$230.69	331	$213.90	362	$191.52
Vested	(261)	$183.60	(206)	$196.29	(309)	$159.67
Forfeited	(113)	$207.75	(73)	$197.38	(63)	$187.76
Outstanding - December 31	780	$212.68	860	$197.07	808	$190.02

The weighted average fair value per share of SPSs for expense purposes, including the Monte Carlo factor, at the award date for the years ended December 31, 2022, 2021 and 2020 was $258.37, $239.57 and $206.86, respectively.
The fair value of vested SPSs at the vesting date was as follows:

	For the Years Ended December 31,
	2022		2021		2020
(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Shares of The Cigna Group common stock distributed upon SPS vesting	137	$31	243	$51	306	$55
Approximately 500 employees held 780,000 SPSs at the end of 2022 and $69 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for "performance condition" SPSs will vary based on actual performance in 2023 and 2024.
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

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Total compensation cost for shared-based awards	$264	$268	$289
Tax benefits recognized	$80	$73	$63

Note 19 – Goodwill, Other Intangibles and Property and Equipment
A.Goodwill
Accounting policy. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, based on those reporting units' relative fair values. The Company's reporting units are aligned with its operating segments as described in Note 1.
The Company conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through shareholders' net income if impaired. On a quarterly basis, the Company performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on discounted cash flow analysis and market approach models using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our ongoing strategic projections. Future cash flows for Evernorth Health Services are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.

Goodwill activity. Goodwill activity was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Total
Balance at January 1, 2021	$33,806	$10,577	$265	$44,648
Goodwill acquired	1,322	116	—	1,438
Goodwill disposed	—	(10)	—	(10)
Impact of foreign currency translation and other adjustments	—	—	(31)	(31)
Goodwill at December 31, 2021 (1)	35,128	10,683	234	46,045
Goodwill disposed	—	—	(234)	(234)
Impact of foreign currency translation and other adjustments	2	(2)	—	—
Goodwill at December 31, 2022	$35,130	$10,681	$—	$45,811
(1) Includes $234 million classified as Assets of businesses held for sale, all reported within Other Operations.
B.Other Intangible Assets
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
The Company's amortized intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the total of the expected future undiscounted cash flows generated by the underlying asset group is less than the carrying amount of the asset group, the Company recognizes an impairment charge equal to the difference between the carrying value of the asset group and its estimated fair value. The Company's indefinite-lived intangible assets are reviewed for impairment at least annually by comparing their fair value with their carrying value. If the carrying value exceeds fair value, that excess is recognized as an impairment loss.
There were no material impairments in the years ended December 31, 2022, 2021 or 2020.
Components of other assets, including other intangibles. Other intangible assets were comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2022
Customer relationships	$29,974	6,099	23,875
Trade Name - Express Scripts	8,400		8,400
Other	348	131	217
Other intangible assets	38,722	6,230	32,492
Value of business acquired ("VOBA" reported in Other assets)	210	133	77
Total	$38,932	6,363	32,569
December 31, 2021
Customer relationships	$29,997	4,539	25,458
Trade Name - Express Scripts	8,400		8,400
Other	447	81	366
Other intangible assets	38,844	4,620	34,224
Value of business acquired (reported in Other assets)	646	171	475
Total (1)	$39,490	4,791	34,699
(1) Includes $386 million of VOBA and $122 million of Other intangible assets intangible assets classified as Assets of businesses held for sale.
The Company has indefinite-lived intangible assets totaling $8.5 billion at December 31, 2022 and December 31, 2021, largely consisting of trade names and licenses.
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
Components of property and equipment. Property and equipment was comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2022
Internal-use software	$8,948	$6,100	$2,848
Other property and equipment	2,256	1,330	926
Total property and equipment	$11,204	$7,430	$3,774
December 31, 2021
Internal-use software	$7,869	$5,060	$2,809
Other property and equipment	2,839	1,653	1,186
Total	10,708	6,713	3,995
Property and equipment classified as Assets of businesses held for sale	(424)	(121)	(303)
Total Property and equipment per Consolidated Balance Sheets	$10,284	$6,592	$3,692
Components of depreciation and amortization. Depreciation and amortization expense was comprised of the following:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Internal-use software	$1,068	$1,097	$971
Other property and equipment	251	253	276
Value of business acquired (reported in Other assets)	12	25	28
Other intangibles	1,606	1,548	1,527
Total depreciation and amortization	$2,937	$2,923	$2,802
The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization
2023	$2,804
2024	$2,302
2025	$1,988
2026	$1,583
2027	$1,523
Note 20 – Leases
The Company's leases are primarily for office space and certain computer and other equipment and have terms of up to 35 years.
Accounting policy. The Company determines if an arrangement is a lease and its lease classification (operating or finance) at inception. Both operating and finance leases result in (1) a right-of-use ("ROU") asset that represents our right to use the underlying asset for the lease term and (2) a lease liability that represents our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are reflected in the following lines in the Company's Consolidated Balance Sheets:

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
The components of lease expense were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Operating lease cost	$124	$170	$190
Finance lease cost:
Amortization of ROU assets	33	22	28
Interest on lease liabilities	2	2	3
Total finance lease cost	35	24	31
Variable lease cost	41	39	48
Total lease cost	$200	$233	$269

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$148	$167	$189
Operating cash outflows from finance leases	$2	$2	$3
Financing cash outflows from finance leases	$33	$22	$26

ROU assets obtained in exchange for lease obligations:
Operating leases	$43	$122	$189
Finance leases	$84	$20	$9

Operating and finance lease right-of-use ("ROU") assets and lease liabilities were as follows:

(In millions)	December 31, 2022	December 31, 2021
Operating leases: (1)
Operating lease ROU assets in Other assets	$375	$478

Accrued expenses and other liabilities	$114	$159
Other non-current liabilities	346	436
Total operating lease liabilities	$460	$595

Finance leases:
Property and equipment, gross	$145	$101
Accumulated depreciation	(48)	(51)
Property and equipment, net	$97	$50

Short-term debt	$33	$23
Long-term debt	66	28
Total finance lease liabilities	$99	$51
(1) Operating leases include $27 million as of December 31, 2021 classified as Assets of businesses held for sale and $28 million as of December 31, 2021 classified as Liabilities of businesses held for sale.
As of December 31, 2022, the weighted average remaining lease term was 5 years for operating leases and 3 years for finance leases, and the weighted average discount rate was 2.80% for operating leases and 3.45% for finance leases.
Maturities of lease liabilities are as follows:

(In millions)	Operating Leases	Finance Leases
2023	$114	$35
2024	111	31
2025	84	24
2026	64	10
2027	47	3
Thereafter	74	2
Total lease payments	494	105
Less: imputed interest	34	6
Total	$460	$99

Note 21 – Shareholders' Equity and Dividend Restrictions
State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life, accident and health insurance and Health Maintenance Organization ("HMO") subsidiaries are regulated by such statutory requirements. The statutory net income of the Company's life, accident and health insurance and HMO subsidiaries for the years ended, and their statutory surplus as of December 31 were as follows:

(In billions)	2022	2021	2020
Net income	$5.7	$3.4	$4.0
Surplus	$16.4	$13.3	$12.9

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

(In billions)	December 31, 2022
Minimum statutory surplus required by regulators (1)	$4.2
Investments on deposit with regulatory bodies	$0.3
Maximum dividend distributions permitted in 2023 without regulatory approval	$3.2
Maximum loans to the parent company permitted without regulatory approval	$1.4
Restricted GAAP net assets of The Cigna Group's subsidiaries	$14.8
(1) Excludes amounts associated with foreign operated equity method joint ventures.

Permitted practices used by the Company's insurance subsidiaries in 2022 that differed from prescribed regulatory accounting had an immaterial impact on statutory surplus.

Undistributed earnings for equity method investments are $1.2 billion as of December 31, 2022.

Note 22 – Income Taxes
Accounting policy. Deferred income taxes are reflected in the Consolidated Balance Sheets for differences between the financial and income tax reporting bases of the Company's underlying assets and liabilities, and are established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not and a valuation allowance is established to the extent this standard is not met. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the reporting period excluding adjustments to Accumulated other comprehensive income (loss) or amounts recorded in connection with a business combination. The current income tax provision generally represents estimated amounts due on income tax returns for the year reported to various jurisdictions plus the effect of any uncertain tax positions. The Company recognizes a liability for uncertain tax positions if management believes the probability that the positions will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. The liabilities for uncertain tax positions are classified as current when the position is expected to be settled within 12 months or the statute of limitation expires within 12 months.
Income taxes attributable to the Company's foreign operations are generally provided using the respective foreign jurisdictions' tax rate.
A.Income Tax Expense
The components of income taxes were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Current taxes
U.S. income taxes	$1,679	$1,268	$2,128
Foreign income taxes	219	207	334
State income taxes	189	112	303
Total current taxes	2,087	1,587	2,765
Deferred taxes (benefits)
U.S. income tax benefits	(283)	(167)	(217)
Foreign income (tax benefits) taxes	(28)	69	11
State income tax benefits	(169)	(122)	(180)
Total deferred tax benefits	(480)	(220)	(386)
Total income taxes	$1,607	$1,367	$2,379

Total income taxes were different from the amount computed using the nominal federal income tax rate for the following reasons:

	For the Years Ended December 31,
	2022		2021		2020
(In millions)	$	%	$	%	$	%
Tax expense at nominal rate	$1,754	21.0%	$1,424	21.0%	$2,282	21.0%
Impact of sale of businesses	(37)	(0.4)	—	—	104	1.0
Effect of foreign earnings	(96)	(1.2)	(33)	(0.5)	(61)	(0.6)
Health insurance industry tax	—	—	—	—	93	0.9
State income tax (benefit), net of federal income tax benefit	16	0.2	(9)	(0.1)	24	0.2
Other	(30)	(0.4)	(15)	(0.2)	(63)	(0.6)
Total income taxes	$1,607	19.2%	$1,367	20.2%	$2,379	21.9%
Consolidated pre-tax income from the Company's foreign operations was approximately 46% of the Company's pre-tax income in 2022, 26% in 2021 and 14% in 2020. The increase over 2021 is primarily driven by the gain from the Chubb transaction, an increase to the Company's international pharmaceutical operations, partially offset by a reduction in earnings from the sold entities.
B.Deferred Income Taxes
Deferred income tax assets and liabilities were as follows:

(In millions)	December 31, 2022	December 31, 2021
Deferred tax assets
Employee and retiree benefit plans	$189	$304
Other insurance and contractholder liabilities	311	263
Loss carryforwards	205	278
Other accrued liabilities	265	412
Policy acquisition expenses	41	—
Unrealized depreciation on investments and foreign currency translation	156	—
Other	190	246
Deferred tax assets before valuation allowance	1,357	1,503
Valuation allowance for deferred tax assets	(208)	(246)
Deferred tax assets, net of valuation allowance	1,149	1,257
Deferred tax liabilities
Depreciation and amortization	512	698
Acquisition-related basis differences	8,347	8,726
Policy acquisition expenses	—	312
Unrealized appreciation on investments and foreign currency translation	—	104
Other	41	212
Total deferred tax liabilities	8,900	10,052
Net deferred income tax liabilities		(8,795)
Net deferred income tax liabilities classified as Liabilities of businesses held for sale		(449)
Net deferred income tax liabilities per Consolidated Balance Sheets	$(7,751)	$(8,346)
Management believes that future results will be sufficient to realize a majority of the Company's gross deferred tax assets. As of December 31, 2022, we had approximately $270 million in deferred tax assets ("DTAs") associated with unrealized investment losses that are primarily recorded in Accumulated other comprehensive loss. We have determined that a valuation allowance against the DTAs is not currently required based on the Company's ability to carryback losses and other known investment strategies. We will monitor and evaluate the need for any valuation allowance in the future. Valuation allowances are established against deferred tax assets when it is determined that it is more likely than not that the asset will not be recognized. Valuation allowances have been established against certain federal, state and foreign tax attributes. There are multiple expiration dates associated with these tax attributes.

C.Uncertain Tax Positions
Reconciliations of unrecognized tax benefits were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Balance at January 1,	$1,230	$1,210	$1,018
Increase due to prior year positions	8	21	128
Increase due to current year positions	137	31	88
Reduction related to settlements with taxing authorities	(4)	(15)	—
Reduction related to lapse of applicable statute of limitations	(28)	(17)	(24)
Balance at December 31,	$1,343	$1,230	$1,210
Substantially all unrecognized tax benefits would impact Shareholders' net income if recognized.
The Company classifies net interest expense on uncertain tax positions as a component of income tax expense and in Other non-current liabilities in the Consolidated Balance Sheets. In addition to the amounts in the table above, the liability for net interest expense on uncertain tax positions was approximately $176 million as of December 31, 2022, $148 million as of December 31, 2021 and $127 million as of December 31, 2020.
D.Other Tax Matters
The statutes of limitations for The Cigna Group's consolidated federal income tax returns through 2016 have closed. However, The Cigna Group filed amended returns for both the 2015 and 2016 tax years, which are under review by the Internal Revenue Service ("IRS"). Additionally, the IRS is examining The Cigna Group's returns for 2017 and 2018. The statutes of limitations for Express Scripts' consolidated federal income tax returns through 2012 has closed. However, for 2010 through 2012 tax years, there remains a significant disputed matter. The IRS is also examining Express Scripts' consolidated federal income tax returns for 2013 through 2018. The Company has established adequate reserves for these matters.
The Company conducts business in a number of state and foreign jurisdictions and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2013 for The Cigna Group's entities and 2010 for Express Scripts' entities.

Note 23 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2022, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $420 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2022. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of December 31, 2022 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2022.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the year ended December 31, 2022.

D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator's filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health company. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the Internal Revenue Service or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions, as described in Note 22.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations. On June 10, 2022, Express Scripts filed a Motion for Partial Summary Judgment seeking to limit Elevance's remaining prior authorization claims and a Motion to Exclude certain opinions offered by its experts. Elevance filed its opposition to both motions, and a cross-motion to submit a supplemental expert report, on July 9, 2022. Express Scripts' pending Motions were fully briefed at the end of July 2022.

Medicare Advantage. A qui tam action that was filed by a private individual on behalf of the government in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On

January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene, which was granted on August 2, 2022. On October 14, 2022, the DOJ filed its complaint-in-intervention alleging that certain diagnoses made during in-home exams were invalid for risk adjustment purposes, seeking unspecified damages and penalties under the federal False Claims Act. The Company filed motions to dismiss the DOJ's complaint and the remainder of the qui tam complaint on December 16, 2022. Briefing is ongoing.
Regulatory Matters
Civil Investigative Demand. The DOJ is conducting industry-wide investigations of Medicare Advantage organizations' risk adjustment practices. For certain Medicare Advantage organizations, including The Cigna Group, those investigations have resulted in litigation (see "Litigation Matters—Medicare Advantage" above). The Company is currently responding to information requests (civil investigative demands) from the DOJ (U.S. Attorney's Office for the Eastern District of Pennsylvania). The Company is cooperating with the DOJ and continues to respond to its requests.

Note 24 – Segment Information
See Note 1 for a description of our segments. On February 13, 2023, we changed the name of our Evernorth segment to Evernorth Health Services. We will not distinguish between our prior and current segment name and will refer to our current segment name. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy-related transactions between the Evernorth Health Services and Cigna Healthcare segments.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income from operations as income before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets, and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business.
The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	For the Years Ended December 31,
	2022		2021		2020
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$135	$103	$169	$71	$527	$404
Charge for organizational efficiency plan (Selling, general and administrative expenses)	22	17	168	119	31	24
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	(28)	(20)	(27)	(21)	25	19
(Gain) on sale of businesses	(1,662)	(1,332)	—	—	(4,203)	(3,217)
Debt extinguishment costs	—	—	141	110	199	151
Risk corridors recovery (Selling, general and administrative expenses)	—	—	—	—	(101)	(76)
Contractual adjustment for a former client (Pharmacy revenues)	—	—	—	—	(204)	(155)
Total impact from special items	$(1,533)	$(1,232)	$451	$279	$(3,726)	$(2,850)

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2022
Revenues from external customers	$135,786	$41,737	$1,838	$—	$179,361
Intersegment revenues	4,463	2,535	—	(6,998)
Net investment income	86	638	424	7	1,155
Total revenues	140,335	44,910	2,262	(6,991)	180,516
Net realized investment results from certain equity method investments	—	126	—	—	126
Adjusted revenues	$140,335	$45,036	$2,262	$(6,991)	$180,642
Depreciation and amortization	$2,283	$638	$6	$10	$2,937
Income (loss) before income taxes	$4,421	$3,443	$2,084	$(1,595)	$8,353
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(66)	(4)	(14)	—	(84)
Net realized investment losses (1)	—	530	91	—	621
Amortization of acquired intangible assets	1,772	103	1	—	1,876
Special items
Integration and transaction-related costs	—	—	—	135	135
Charge for organizational efficiency plan	—	—	—	22	22
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
(Gain) on sale of businesses	—	—	(1,662)	—	(1,662)
Pre-tax adjusted income (loss) from operations	$6,127	$4,072	$500	$(1,466)	$9,233

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2021
Revenues from external customers	$127,692	$41,378	$3,459	$—	$172,529
Intersegment revenues	4,203	2,271	—	(6,474)
Net investment income (loss)	17	1,003	530	(1)	1,549
Total revenues	131,912	44,652	3,989	(6,475)	174,078
Net realized investment results from certain equity method investments	—	—	—	—	—
Adjusted revenues	$131,912	$44,652	$3,989	$(6,475)	$174,078
Depreciation and amortization	$2,316	$551	$52	$4	$2,923
Income (loss) before income taxes	$3,908	$3,812	$852	$(1,790)	$6,782
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(31)	(3)	(24)	—	(58)
Net realized investment losses (gains) (1)	4	(247)	47	—	(196)
Amortization of acquired intangible assets	1,937	47	14	—	1,998
Special items
Integration and transaction-related costs	—	—	—	169	169
Charge for organizational efficiency plan	—	—	—	168	168
(Benefits) associated with litigation matters	—	—	—	(27)	(27)
Debt extinguishment costs	—	—	—	141	141
Pre-tax adjusted income (loss) from operations	$5,818	$3,609	$889	$(1,339)	$8,977
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2020
Revenues from external customers	$112,647	$38,826	$7,684	$—	$159,157
Intersegment revenues	3,655	1,966	23	(5,644)
Net investment income	32	473	739	—	1,244
Total revenues	116,334	41,265	8,446	(5,644)	160,401
Net realized investment results from certain equity method investments	—	(130)	—	—	(130)
Special item related to contractual adjustment for a former client	(204)	—	—	—	(204)
Adjusted revenues	$116,130	$41,135	$8,446	$(5,644)	$160,067
Depreciation and amortization	$2,248	$458	$71	$25	$2,802
Income (loss) before income taxes	$3,684	$4,291	$5,227	$(2,334)	$10,868
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(17)	(1)	(19)	—	(37)
Net realized investment (gains) (1)	(17)	(202)	(60)	—	(279)
Amortization of acquired intangible assets	1,917	44	21	—	1,982
Special items
Integration and transaction-related costs	—	—	—	527	527
Charge for organizational efficiency plan	—	—	—	31	31
Charges associated with litigation matters	—	—	—	25	25
(Gain) on sale of businesses	—	—	(4,203)	—	(4,203)
Debt extinguishment costs	—	—	—	199	199
Risk corridors recovery	—	(101)	—	—	(101)
Contractual adjustment for a former client	(204)	—	—	—	(204)
Pre-tax adjusted income (loss) from operations	$5,363	$4,031	$966	$(1,552)	$8,808
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Products (Pharmacy revenues) (ASC 606)
Network revenues	$64,946	$64,992	$56,365
Home delivery and specialty revenues	61,283	54,391	49,906
Other revenues	6,753	6,428	5,403
Intercompany eliminations	(4,416)	(4,398)	(3,905)
Total pharmacy revenues	128,566	121,413	107,769
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial
Insured	15,199	14,315	13,389
Stop loss	5,461	4,868	4,614
Other	1,418	1,290	1,135
U.S. Government
Medicare Advantage	7,896	8,362	7,565
Medicare Part D	1,224	1,499	1,593
Other	3,990	4,815	4,301
International Health	2,906	2,588	2,472
Total Cigna Healthcare	38,094	37,737	35,069
Divested International businesses	1,596	3,205	3,039
Domestic disability, life and accident	—	—	4,423
Other	224	221	124
Intercompany eliminations	1	(9)	(28)
Total premiums	39,915	41,154	42,627
Services (Fees) (ASC 606)
Evernorth Health Services	7,234	6,070	4,611
Cigna Healthcare	6,053	5,743	5,491
Other Operations	9	19	116
Other revenues	167	197	254
Intercompany eliminations	(2,583)	(2,067)	(1,711)
Total fees and other revenues	10,880	9,962	8,761
Total revenues from external customers	$179,361	$172,529	$159,157
U.S. and foreign revenues from external customers are shown below. The Company's foreign revenues are generated by its foreign operating entities. In the periods shown, no single foreign country contributed more than 2% of consolidated revenues from external customers.

	For the Years Ended December 31,
(In millions)	2022	2021	2020
United States	$174,539	$166,626	$154,042
Foreign countries (1)	4,822	5,903	5,115
Total	$179,361	$172,529	$159,157
(1) The divested International businesses as described in Note 4 comprised $1.6 billion, $3.2 billion and $3.1 billion in 2022, 2021 and 2020, respectively.
Revenues from U.S. Federal Government agencies, under a number of contracts, were 14% of consolidated revenues in 2022 and 2021 and 15% in 2020. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
A.Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of The Cigna Group's disclosure controls and procedures conducted under the supervision and with the participation of The Cigna Group's management (including The Cigna Group's Chief Executive Officer and Chief Financial Officer), The Cigna Group's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, The Cigna Group's disclosure controls and procedures are effective to ensure that information required to be disclosed by The Cigna Group in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to The Cigna Group's management, including The Cigna Group's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
B.Internal Control Over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting
Management of The Cigna Group is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal controls were designed to provide reasonable assurance that the Company's consolidated published financial statements for external purposes were prepared in accordance with accounting principles generally accepted in the United States. The Company's internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal control over financial reporting is effective as of December 31, 2022.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located in Item 8 of this Form 10-K.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
Item 9B. OTHER INFORMATION
None.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
 Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.Directors of the Registrant
The information under the captions "Corporate Governance Matters – Board of Directors' Nominees" and "Corporate Governance Matters – Board Meetings and Committees" (as it relates to Audit Committee disclosure) in The Cigna Group's definitive proxy statement related to the 2023 annual meeting of shareholders ("the 2023 Proxy Statement") is incorporated herein by reference.
B.Executive Officers of the Registrant
See Part I – "Information about our Executive Officers" in this Form 10-K.
C.Code of Ethics and Other Corporate Governance Disclosures
The information under the caption "Corporate Governance Matters – Codes of Ethics" in the 2023 Proxy Statement is incorporated herein by reference. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics or our Director Code of Business Conduct and Ethics.
D.Delinquent Section 16(a) Reports
The information under the caption "Ownership of The Cigna Group Common Stock – Delinquent Section 16(a) Reports", if included in the 2023 Proxy Statement, is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Certain Transactions – Compensation Committee Interlocks and Inside Participation," "Compensation Matters – Compensation Discussion and Analysis," "Compensation Matters – Report of the People Resources Committee" and "Compensation Matters – Executive Compensation Tables" in the 2023 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding The Cigna Group's equity compensation plans as of December 31, 2022:

	(a) (1)	(b) (2)	(c) (3)
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	8,676,085	$186.54	16,567,134
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	8,676,085	$186.54	16,567,134
(1)Includes, in addition to outstanding stock options:
(i) 64,250 restricted stock units, 58,849 deferred shares and 1,560,744 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan, the Cigna Corporation Stock Plan and the Cigna Corporation Director Equity Plan; and
(ii) 256,005 shares of common stock underlying stock option awards granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 530,191 shares of common stock underlying stock option awards granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, and 216,008 shares of common stock underlying stock option awards granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan that were all approved by the applicable company's shareholders before The Cigna Group's acquisition of Express Scripts in December 2018.
(2)The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to The Cigna Group's acquisition of Express Scripts, in aggregate, have a weighted-average exercise price of $156.88. Excluding the assumed options from this acquisition results in a weighted-average exercise price of $191.51.
(3)Represents 16,567,134 shares of common stock available as of the close of business December 31, 2022 for future issuance under the Cigna Long-Term Incentive Plan. No further grants may be made and no shares remain available for future issuance under any plan other than the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of The Cigna Group Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of The Cigna Group Common Stock – Stock Held by Certain Beneficial Owners" in the 2023 Proxy Statement is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions "Corporate Governance Matters – Director Independence" and "– Certain Transactions" in the 2023 Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and "Audit Matters – Fees to Independent Registered Public Accounting Firm" in the 2023 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following Financial Statements can be found under Part II Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm. (Public Company Accounting Oversight Board ID: 238)
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.
Consolidated Balance Sheets as of December 31, 2022 and 2021.
Consolidated Statements of Changes in Total Equity for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
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
Filed by CHC as Exhibit 2.1 to the Current Report on Form 8-K on July 2, 2018 and incorporated herein by reference.
3.2	Restated Certificate of Incorporation of the registrant effective as of February 13, 2023	Filed by the registrant as Exhibit 3.2 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
3.3	Amended and Restated By-Laws of the registrant as last amended February 13, 2023	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
4.1(a)	Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(b)	Supplemental Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.2 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture dated as of December 20, 2018, by and among Express Scripts Holding Company, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.7 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
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
Filed by the registrant as Exhibit 4.2 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.3(a)	Senior Indenture dated as of August 16, 2006 between Cigna Holding Company (formerly Cigna Corporation) and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(b)	Supplemental Indenture No. 1 dated as of November 10, 2006 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(c)	Supplemental Indenture No. 2 dated as of March 15, 2007 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(c) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
4.3(d)	Supplemental Indenture No. 3 dated as of March 7, 2008 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 10, 2008 and incorporated herein by reference.

4.3(e)	Supplemental Indenture No. 7 dated as of March 7, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 99.2 to the Current Report on Form 8-K on March 8, 2011 and incorporated herein by reference.
4.3(f)	Supplemental Indenture No. 8 dated as of November 10, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on November 14, 2011 and incorporated herein by reference.
4.3(g)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 26, 2015 and incorporated herein by reference.
4.3(h)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.3(i)	Supplemental Indenture No. 11 dated as of December 20, 2018, by and among Cigna Corporation, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.3(j)	Supplemental Indenture No. 12, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.3 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.4(a)	Indenture dated as of January 1, 1994 between Cigna Holding Company (formerly Cigna Corporation) and Marine Midland Bank	Filed by CHC as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.4(b)
Supplemental Indenture No. 1 dated as of December 20, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Cigna Holding Company and HSBC Bank USA, National Association (as successor to Marine Midland Bank, N.A.), as trustee
Filed by the registrant as Exhibit 4.2 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.4(c)	Supplemental Indenture No. 2, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and HSBC Bank USA, National Association, as trustee	Filed by the registrant as Exhibit 4.4 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.5(a)	Indenture dated as of June 30, 1988 between Cigna Holding Company (formerly Cigna Corporation) and Bankers Trust Company	Filed by CHC as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
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
4.6(d)	Thirteenth Supplemental Indenture, dated as of June 5, 2014, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on June 5, 2014 and incorporated herein by reference.
4.6(e)	Seventeenth Supplemental Indenture, dated as of February 25, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on February 25, 2016 and incorporated herein by reference.

4.6(f)	Eighteenth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.1 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.6(g)	Nineteenth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.6(h)	Twentieth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.6(i)	Twenty-Fifth Supplemental Indenture dated as of December 20, 2018, by and among Cigna Corporation, Express Scripts Holding Company and Wells Fargo Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.4 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.6(j)
Twenty-Sixth Supplemental Indenture, dated as of October 11, 2019, among Express Scripts Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and Wells Fargo Bank, National Association, as trustee
Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.7	Description of Securities	Filed by the registrant as Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
Exhibits 10.1 through 10.37 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1(a)	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021 (the "Cigna LTIP")	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2021 and incorporated herein by reference.
10.1(b)	Amendment No.1 to the Cigna Long-Term Incentive Plan effective December 1, 2022	Filed herewith.
10.1(c)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.1(e)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(f)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(g)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(h)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(i)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.

10.1(j)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(k)	Form of Cigna Stock Unit Plan: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(l)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(m)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(n)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(o)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(p)	Form of Cigna LTIP: Covenant Agreement	Filed by the registrant as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2	Cigna Corporation Stock Plan, as amended through July 2000	Filed by CHC as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.3	Cigna Stock Unit Plan, as amended and restated effective February 22, 2017	Filed by CHC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 and incorporated herein by reference.
10.4(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the "ESRX LTIP")	Filed by ESRX as Appendix A to ESRX's Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.4(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.4(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.5(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the "ESI LTIP")	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.5(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

10.5(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.6	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012)	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.7	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.8	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.9	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.10	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.11(a)	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.11(b)	Amendment No. 1 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.12(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.11(c)	Amendment No. 2 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference.
10.12(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.12(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.12(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.13(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.13(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.14(a)	Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.

10.14(b)	Amendment No. 1 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.14(c)	Amendment No. 2 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(c) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.14(d)	Amendment No. 3 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(d) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.15	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.16(a)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2022	Filed by the registrant as Exhibit 10.17(a) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.16(b)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective April 1, 2022	Filed by the registrant as Exhibit 10.17(b) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.17	Cigna Corporation Director Equity Plan, as amended December 4, 2020	Filed by the registrant as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.18	Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed by CHC as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.19	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.20	Form of Indemnification Agreement with Express Scripts Holding Company's executive officers and former members of the Express Scripts Holding Company's board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.21	Cigna Executive Severance Benefits Plan as amended and restated effective December 21, 2020	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on October 30, 2020 and incorporated herein by reference.
10.22	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.23	Offer Letter for Eric P. Palmer dated June 16, 2017	Filed by CHC as Exhibit 10.1 to the Current Report on Form 8-K on June 19, 2017 and incorporated herein by reference.
10.24	Nicole Jones' Offer of Employment dated April 27, 2011	Filed by CHC as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.25	Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed by CHC as Exhibit 10.1(a) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.

10.26	Promotion Letter for Jason Sadler dated June 2, 2014	Filed by CHC as Exhibit 10.1(b) to the Quarterly Report on Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.27	Offer letter for Eric Palmer dated December 6, 2020	Filed by the registrant as Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.28	Offer letter for Brian Evanko dated December 6, 2020	Filed by the registrant as Exhibit 10.37 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.29
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
10.30
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
Filed by CHC as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from The Cigna Group's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I and II.
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
Date: February 23, 2023

THE CIGNA GROUP

By:	/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2023.

Signature	Title

/s/ David M. Cordani
David M. Cordani	Chairman and Chief Executive Officer
(Principal Executive Officer)
/s/ Brian C. Evanko
Brian C. Evanko	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Mary T. Agoglia Hoeltzel
Mary T. Agoglia Hoeltzel	Senior Vice President, Tax and Chief Accounting Officer
(Principal Accounting Officer)
/s/ William J. DeLaney
William J. DeLaney	Director

/s/ Eric J. Foss
Eric J. Foss	Director

/s/ Elder Granger, M.D.
Elder Granger, M.D.	Director

/s/ Neesha Hathi
Neesha Hathi	Director

/s/ George Kurian
George Kurian	Director

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director

/s/ Mark B. McClellan, M.D.
Mark B. McClellan, M.D.	Director

/s/ Kimberly A. Ross
Kimberly A. Ross	Director

/s/ Eric C. Wiseman
Eric C. Wiseman	Lead Independent Director

/s/ Donna F. Zarcone
Donna F. Zarcone	Director

THE CIGNA GROUP AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENT SCHEDULES

PAGE
Schedules
I	Condensed Financial Information of The Cigna Group (Registrant)	FS-2
	Statements of Income for the Years Ended December 31, 2022, 2021 and 2020	FS-2
	Balance Sheets as of December 31, 2022 and 2021	FS-3
	Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	FS-4
	Notes to Condensed Financial Statements	FS-5
II	Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2022, 2021 and 2020	FS-7
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Revenues
Net investment income	$5	$—	$1
Intercompany interest income	478	471	475
Total revenues	483	471	476
Operating expenses
Selling, general and administrative expenses	2	8	4
Total operating expenses	2	8	4
Income from operations	481	463	472
Interest and other expense	(1,215)	(1,197)	(1,324)
Intercompany interest expense	(147)	(13)	(48)
Debt extinguishment costs	—	(131)	(171)
Loss before income taxes	(881)	(878)	(1,071)
Income tax benefits	(183)	(180)	(234)
Loss of Parent Company	(698)	(698)	(837)
Equity in income of subsidiaries	7,366	6,063	9,295
Shareholders' net income	6,668	5,365	8,458
Shareholders' other comprehensive income (loss), net of tax
Net unrealized depreciation on securities and derivatives	(1,005)	(215)	(75)
Net translation gains (losses) of foreign currencies	74	(218)	260
Postretirement benefits liability adjustment	420	410	(105)
Shareholders' other comprehensive (loss) income, net of tax	(511)	(23)	80
Shareholders' comprehensive income	$6,157	$5,342	$8,538
 See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
BALANCE SHEETS

	As of December 31,
(In millions)	2022	2021
Assets
Cash and cash equivalents	$115	$33
Short-term investments	—	99
Other current assets	6	9
Total current assets	121	141
Intercompany receivable	10,366	8,962
Investments in subsidiaries	70,877	70,896
Other non-current assets	99	17
TOTAL ASSETS	$81,463	$80,016
Liabilities
Short-term debt	$2,749	$2,453
Other current liabilities	1,296	775
Total current liabilities	4,045	3,228
Intercompany payable	5,705	5
Other non-current liabilities	26	—
Long-term debt	26,815	29,671
TOTAL LIABILITIES	36,591	32,904
Shareholders' Equity
Common stock (shares issued, 398 and 394; authorized, 600)	4	4
Additional paid-in capital	30,233	29,574
Accumulated other comprehensive loss	(1,395)	(884)
Retained earnings	37,874	32,593
Less treasury stock, at cost	(21,844)	(14,175)
TOTAL SHAREHOLDERS' EQUITY	44,872	47,112
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,463	$80,016
See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash Flows from Operating Activities
Shareholders' net income	$6,668	$5,365	$8,458
Adjustments to reconcile shareholders' net income
to net cash provided by operating activities
Equity in income of subsidiaries	(7,366)	(6,063)	(9,295)
Debt extinguishment costs	—	131	171
Dividends received from subsidiaries	2,085	2,751	8,627
Other liabilities	5	184	112
Other, net	269	414	500
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,661	2,782	8,573
Cash Flows from Investing Activities
Net change in loans due from affiliates	(901)	(1,007)	(265)
Net proceeds from short-term investments sold (purchased)	99	(50)	(19)
NET CASH USED IN INVESTING ACTIVITIES	(802)	(1,057)	(284)
Cash Flows from Financing Activities
Net change in amounts due to affiliates	10,392	2,062	2,262
Net change in commercial paper	(2,027)	997	86
Payments for debt extinguishment	—	(126)	(181)
Repayment of long-term debt	(430)	(4,199)	(5,996)
Net proceeds on issuance of long-term debt	—	4,260	3,465
Issuance of common stock	389	326	376
Common dividends paid	(1,384)	(1,341)	(15)
Repurchase of common stock	(7,607)	(7,742)	(4,042)
Tax withholding on stock compensation and other	(73)	(86)	(87)
NET CASH USED IN FINANCING ACTIVITIES	(740)	(5,849)	(4,132)
Net increase (decrease) in cash,cash equivalents and restricted cash	119	(4,124)	4,157
Cash and cash equivalents, beginning of year	33	4,157	—
Cash, cash equivalents and restricted cash, end of year (1)	$152	$33	$4,157
(1) Includes restricted cash reported in Other non-current assets as of December 31, 2022.

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
NOTES TO CONDENSED FINANCIAL STATEMENTS
The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto contained in this Annual Report on Form 10-K ("Form 10-K").
Note 1 — For purposes of these condensed financial statements, The Cigna Group's (the "Company") wholly-owned and majority-owned subsidiaries are recorded using the equity method of accounting.
Cigna Holding Company (formerly Cigna Corporation) was incorporated in Delaware in 1981. Halfmoon Parent, Inc. was incorporated in Delaware in March 2018. Halfmoon Parent, Inc. was renamed Cigna Corporation and Cigna Holding Company became its subsidiary concurrent with the consummation of the combination with Express Scripts on December 20, 2018. Cigna Corporation was renamed The Cigna Group in February 2023.
Note 2 — See Note 7 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of The Cigna Group and its subsidiaries.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2022, there were no outstanding balances under these revolving credit agreements.
In April 2022, The Cigna Group entered into the following revolving credit agreements (the "Credit Agreements"):
•a $3.0 billion five-year revolving credit and letter of credit agreement that will mature in April 2027 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. The Company can borrow up to $3.0 billion under the credit agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.
•a $1.0 billion three-year revolving credit agreement that will mature in April 2025 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. The Company can borrow up to $1.0 billion under the credit agreement for general corporate purposes.
•a $1.0 billion 364-day revolving credit agreement that will mature in April 2023. The Company can borrow up to $1.0 billion under the credit agreement for general corporate purposes. This agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the Credit Agreements include an option to increase commitments in an aggregate amount of up to $1.5 billion across all three facilities for a maximum total commitment of $6.5 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term Secured Overnight Funding Rate ("SOFR") plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

Each of the three facilities is diversified among 22 banks. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing on April 2026, a $1.0 billion three-year revolving credit agreement maturing on April 2024 and a $1.0 billion 364-day revolving credit agreement maturing in April 2022.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper outstanding balance as of December 31, 2022.

Long-Term Debt
Debt Issuance and Redemption. The Company did not enter into any debt issuances or redemptions in 2022. In order to decrease future interest expense, mitigate future refinancing risk and raise proceeds for general corporate purposes, the Company entered into the following transactions during 2021:
•Debt issuance: On March 3, 2021, the Company issued $4.3 billion of new senior notes. The proceeds of this issuance were mainly used to redeem outstanding debt securities. The remaining proceeds were used primarily for general corporate purposes.

•Debt redemption: During 2021, the Company completed the redemption of a total of $4.2 billion in aggregate principal amount of certain of its outstanding debt securities. The Company recorded a pre-tax loss of $131 million ($101 million after-tax), consisting primarily of premium payments.

Maturities of the Company's long-term debt are as follows:

(In millions)
2023	$2,754
2024	$1,214
2025	$2,957
2026	$2,034
2027	$2,056
Maturities after 2027	$18,891
Debt Covenants. The Company was in compliance with its debt covenants as of December 31, 2022.

Note 3 — The Company's intercompany receivables consist primarily of net intercompany loan amounts due from Evernorth Health, Inc. of $8.3 billion as of December 31, 2022 and $7.8 billion as of December 31, 2021. Interest income on the loan receivable was accrued at an average rate of 4.65% in 2022.
The Company's intercompany payables consist primarily of net intercompany loan borrowing from three indirect wholly-owned subsidiaries as of December 31, 2022. Interest expense on the loan payable was accrued at an average rate of 2.82% in 2022.
Note 4 — The Company guaranteed approximately $730 million of payment obligations primarily related to certain indirect wholly-owned subsidiaries. There were no liabilities required for these guarantees as of December 31, 2022.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions	Balance at end of year
Description
2022
Investment asset valuation reserves
Available-for-sale debt securities	$23	$43	$—	$(22)	$44
Commercial mortgage loans	$6	$15	$—	$—	$21
Accounts receivable, net	$126	$99	$—	$(65)	$160
Deferred tax asset valuation allowance	$246	$(13)	$(25)	$—	$208
Reinsurance recoverables	$30	$7	$—	$—	$37
2021
Investment asset valuation reserves
Available-for-sale debt securities	$26	$29	$—	$(32)	$23
Commercial mortgage loans	$6	$—	$—	$—	$6
Accounts receivable, net	$156	$54	$—	$(84)	$126
Deferred tax asset valuation allowance	$207	$23	$16	$—	$246
Reinsurance recoverables	$32	$(2)	$—	$—	$30
2020
Investment asset valuation reserves
Available-for-sale debt securities	$—	$82	$—	$(56)	$26
Commercial mortgage loans (1)	$—	$(1)	$7	$—	$6
Accounts receivable, net	$252	$(50)	$(12)	$(34)	$156
Deferred tax asset valuation allowance	$196	$10	$1	$—	$207
Reinsurance recoverables (2)	$2	$(1)	$31	$—	$32
(1) The Company recorded an additional allowance of $7 million on January 1, 2020 upon the adoption of ASU 2016-13.
(2) The Company recorded an additional allowance of $31 million on January 1, 2020 upon the adoption of ASU 2016-13.