Form 10-Q
period 2023-03-31
Cigna Group
filed 2023-05-05
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 28, 2023, 295,872,231 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022 (1)
Revenues
Pharmacy revenues	$32,144	$30,697
Premiums	11,025	10,356
Fees and other revenues	3,071	2,539
Net investment income	277	414
TOTAL REVENUES	46,517	44,006
Benefits and expenses
Pharmacy and other service costs	31,459	29,813
Medical costs and other benefit expenses	9,046	8,272
Selling, general and administrative expenses	3,538	3,275
Amortization of acquired intangible assets	459	458
TOTAL BENEFITS AND EXPENSES	44,502	41,818
Income from operations	2,015	2,188
Interest expense and other	(358)	(299)
Net realized investment losses	(56)	(322)
Income before income taxes	1,601	1,567
TOTAL INCOME TAXES	295	355
Net income	1,306	1,212
Less: Net income attributable to noncontrolling interests	39	15
SHAREHOLDERS' NET INCOME	$1,267	$1,197
Shareholders' net income per share
Basic	$4.28	$3.76
Diluted	$4.24	$3.73
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2023	2022 (1)
Net income	$1,306	$1,212
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	194	(843)
Net long-duration insurance and contractholder liabilities measurement adjustments	(331)	459
Net translation gains (losses) on foreign currencies	16	(63)
Postretirement benefits liability adjustment	10	13
Other comprehensive loss, net of tax	(111)	(434)
Total comprehensive income	1,195	778

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	34	3
Net income attributable to other noncontrolling interests	5	12
Other comprehensive loss attributable to redeemable noncontrolling interests	—	(2)
Total comprehensive income attributable to noncontrolling interests	39	13
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,156	$765
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of March 31,	As of December 31,
(In millions)	2023	2022 (1)
Assets
Cash and cash equivalents	$7,935	$5,924
Investments	914	905
Accounts receivable, net	17,704	17,218
Inventories	4,211	4,777
Other current assets	1,263	1,298
Total current assets	32,027	30,122
Long-term investments	19,010	16,288
Reinsurance recoverables	5,286	5,416
Property and equipment	3,837	3,774
Goodwill	45,811	45,811
Other intangible assets	32,102	32,492
Other assets	2,563	2,704
Separate account assets	7,340	7,278
TOTAL ASSETS	$147,976	$143,885
Liabilities
Current insurance and contractholder liabilities	$7,166	$5,409
Pharmacy and other service costs payable	17,609	17,070
Accounts payable	7,360	7,775
Accrued expenses and other liabilities	9,174	7,978
Short-term debt	3,418	2,993
Total current liabilities	44,727	41,225
Non-current insurance and contractholder liabilities	11,790	11,976
Deferred tax liabilities, net	7,707	7,786
Other non-current liabilities	2,692	2,766
Long-term debt	29,124	28,100
Separate account liabilities	7,340	7,278
TOTAL LIABILITIES	103,380	99,131
Contingencies — Note 16
Redeemable noncontrolling interests	78	66
Shareholders' equity
Common stock (2)	4	4
Additional paid-in capital	30,332	30,233
Accumulated other comprehensive loss	(1,769)	(1,658)
Retained earnings	38,841	37,940
Less: Treasury stock, at cost	(22,906)	(21,844)
TOTAL SHAREHOLDERS' EQUITY	44,502	44,675
Other noncontrolling interests	16	13
Total equity	44,518	44,688
Total liabilities and equity	$147,976	$143,885
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
(2)Par value per share, $0.01; shares issued, 399 million as of March 31, 2023 and 398 million as of December 31, 2022; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022, as retrospectively restated (1)	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		99			(104)	(5)		(5)
Other comprehensive loss			(111)			(111)		(111)
Net income				1,267		1,267	5	1,272	34
Common dividends declared (per share: $1.23)				(366)		(366)		(366)
Repurchase of common stock					(958)	(958)		(958)
Other transactions impacting noncontrolling interests						—	(2)	(2)	(22)
Balance at March 31, 2023	$4	$30,332	$(1,769)	$38,841	$(22,906)	$44,502	$16	$44,518	$78

Three Months Ended March 31, 2022 (1)
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021, as retrospectively restated (1)	4	29,574	(1,068)	32,623	(14,175)	46,958	18	46,976	54
Effect of issuing stock for employee benefit plans		162			(72)	90		90
Other comprehensive loss			(432)			(432)		(432)	(2)
Net income				1,197		1,197	12	1,209	3
Common dividends declared (per share: $1.12)				(356)		(356)		(356)
Repurchase of common stock		—			(1,334)	(1,334)		(1,334)
Other transactions impacting noncontrolling interests		—				—	(8)	(8)	—
Balance at March 31, 2022	$4	$29,736	$(1,500)	$33,464	$(15,581)	$46,123	$22	$46,145	$55
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2023	2022 (1)
Cash Flows from Operating Activities
Net income	$1,306	$1,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749	717
Realized investment losses, net	56	322
Deferred income tax benefit	(108)	(134)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(479)	(983)
Inventories	566	222
Reinsurance recoverable and Other assets	72	584
Insurance liabilities	1,533	142
Pharmacy and other service costs payable	539	(74)
Accounts payable and Accrued expenses and other liabilities	690	85
Other, net	104	(63)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,028	2,030
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	196	757
Investment maturities and repayments:
Debt securities and equity securities	257	456
Commercial mortgage loans	4	65
Other sales, maturities and repayments (primarily short-term and other long-term investments)	160	479
Investments purchased or originated:
Debt securities and equity securities	(2,794)	(1,246)
Commercial mortgage loans	—	(59)
Other (primarily short-term and other long-term investments)	(377)	(425)
Property and equipment purchases, net	(408)	(288)
Divestitures, net of cash sold	22	(57)
Other, net	(43)	(6)
NET CASH USED IN INVESTING ACTIVITIES	(2,983)	(324)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	45	43
Withdrawals and benefit payments from contractholder deposit funds	(48)	(49)
Net change in short-term debt	(9)	(463)
Repayment of long-term debt	(80)	—
Net proceeds on issuance of long-term debt	1,491	—
Repurchase of common stock	(962)	(1,368)
Issuance of common stock	30	93
Common stock dividend paid	(368)	(357)
Other, net	(136)	(70)
NET CASH USED IN FINANCING ACTIVITIES	(37)	(2,171)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	5	(23)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,013	(488)
Cash, cash equivalents and restricted cash January 1, (2)	5,976	5,548
Cash, cash equivalents and restricted cash, March 31,	7,989	5,060
Cash and cash equivalents reclassified to Assets of businesses held for sale	—	(591)
Cash, cash equivalents and restricted cash March 31, per Consolidated Balance Sheets (3)	$7,989	$4,469
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$77	$43
Interest paid	$322	$308
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
(2)Includes $425 million reported in Assets of businesses held for sale as of January 1, 2022.
(3)Restricted cash and cash equivalents were reported in other long-term investments.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company", "we," "us" or "our"), is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services.

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
Other Operations comprises the remainder of our business operations, which includes ongoing businesses and exited businesses. Our ongoing businesses include continuing business (corporate-owned life insurance ("COLI")) and our run-off businesses. Our run-off businesses include (i) variable annuity reinsurance business (also referred to as "guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business) that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses comprised of deferred gains from the sales of these businesses. Our exited businesses include our interest in a joint venture in Türkiye, which was sold in December 2022 and the international life, accident and supplemental benefits businesses sold in July 2022 (the "Chubb transaction").
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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2022 Annual Report on Form 10-K ("2022 Form 10-K"). The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.

Recent Accounting Pronouncements
The Company's 2022 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. The following information provides updates on recently adopted accounting pronouncements that have occurred since the Company filed its 2022 Form 10-K. There are no accounting pronouncements not yet adopted as of March 31, 2023.

Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"), Accounting Standards Update ("ASU") 2018-12 and related amendments

The Cigna Group adopted LDTI January 1, 2023, which includes the following key provisions:

•Changes to the measurement of the future policy benefits liability for traditional and limited-pay insurance contracts:
•Assumptions used to measure cash flows (such as mortality, morbidity and lapse assumptions) are updated at least annually with the effect of changes in those assumptions remeasured retrospectively and reflected in current period net income.
•Discount rate assumptions are updated quarterly based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed-income instrument"), with any changes reflected in other comprehensive income. The upper-medium grade fixed-income instrument yield is interpreted to mean A-rated.
•Deferred policy acquisition costs ("DAC") related to long-duration insurance contracts are amortized on a constant-level basis over the expected term of the related contracts. Other related deferred or capitalized balances (such as unearned revenue liability and value of business acquired) may use this simplified amortization method.
•Market risk benefits ("MRB"), defined as protecting the contractholder from other-than-nominal capital market risk and exposing the insurer to that risk, are measured at fair value, with changes in fair value recognized in net income each period, except for the effect of the Company's change in nonperformance risk (own credit risk), which is recognized in other comprehensive income.
•Additional disclosures, including disaggregated roll forwards for the liability for future policy benefits, market risk benefits, separate account liabilities and DAC, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
•The transition methods applied at adoption were:
•The liability for future policy benefits was remeasured using a modified retrospective approach applied to all outstanding contracts as of the beginning of the earliest period presented and was recognized in the opening balance of retained earnings. The impact of remeasuring the future policy benefits liability for the discount rate was recorded through accumulated other comprehensive income.
•DAC followed the transition method used for future policyholder benefits.
•Market risk benefits were remeasured at fair value at the beginning of the earliest period presented. The difference between this fair value and carrying value was recognized in the opening balance of retained earnings, excluding the effect of the Company's change in nonperformance risk (own credit risk), which is recognized in accumulated other comprehensive income.
Effects of adoption:

•The new guidance applies to our long-duration insurance products predominantly within the Cigna Healthcare segment and Other Operations.
•The cumulative effects of adopting the new standard were immaterial. The impacts were a decrease to January 1, 2021 Shareholders' equity of $139 million and an increase to Shareholders' net income for the year ended December 31, 2022 and December 31, 2021 of $36 million and $5 million, respectively. The corresponding impact to diluted earnings per share was an increase of $0.11 and $0.02 for the year ended December 31, 2022 and December 31, 2021, respectively.
•The prior periods within our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Total Equity and Consolidated Statements of Cash Flows were restated to conform to the current presentation.
•Prior period balances in the Company's footnote disclosures have been updated to reflect adjustments resulting from the adoption of this standard. Refer to Note 9 to the Consolidated Financial Statements for the Company's updated accounting policies.
•It is possible that our income recognition pattern could change on a prospective basis for several reasons:
•Applying periodic assumption updates, versus the locked-in model, may change our timing of profit or loss recognition.

•DAC amortization is on a constant level basis over the expected term of the related contracts and no longer tied to the emergence of profit on such contracts.

Additionally, in December 2022, the Financial Accounting Standards Board ("FASB") published ASU 2022-05, which simplified the retrospective adoption of LDTI by permitting companies to make an accounting policy election to exclude contracts that are sold and removed from the balance sheet prior to the effective date of the standard from the retrospective adoption of LDTI. The Cigna Group made this policy election for the contracts sold in the Chubb transaction and our divested interest in a joint venture in Türkiye.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	March 31, 2023	December 31, 2022
Noninsurance customer receivables	$7,845	$6,899
Pharmaceutical manufacturers receivables	7,128	7,108
Insurance customer receivables	2,467	2,963
Other receivables	264	248
Total	$17,704	$17,218

These receivables are reported net of our allowances of $2.1 billion as of March 31, 2023 and $1.9 billion as of December 31, 2022. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $87 million as of March 31, 2023 and $86 million as of December 31, 2022.

Note 4 – Supplier Finance Program
The Company facilitates a voluntary supplier finance program (the "program") that provides suppliers the opportunity to sell their receivables due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require. The Cigna Group is not a party to the program and agrees to commercial terms with its suppliers independently of their participation in the program. Amounts due to suppliers that participate in the program are generally paid within one month following the invoice date. A supplier's participation in the program has no impact on the Company's payment terms and the Company has no economic interest in a supplier's decision to participate in the program. The suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institution. No guarantees or pledged assets are provided by the Company or any of our subsidiaries under the program.

As of March 31, 2023 and December 31, 2022, $1.5 billion and $1.3 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the program by the financial institution and reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. We have been informed by the financial institution that $324 million as of March 31, 2023 of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the program.

Note 5 – Mergers, Acquisitions and Divestitures

A.Divestiture of International Businesses

In July 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) (the "Chubb transaction") for approximately $5.4 billion in cash. The Company recognized a gain of $1.7 billion pre-tax ($1.4 billion after-tax), which includes recognition of previously unrealized capital losses on investments sold and translation loss on foreign currencies. In December 2022, the Company also divested its ownership interest in a joint venture in Türkiye.
B.Integration and Transaction-related Costs
In 2023 and 2022, the Company incurred net costs mainly related to the Chubb transaction. In the first three months of 2022, the Company also incurred net costs related to the sale of the Group Disability and Life business and acquisition of MDLIVE. These net costs were $1 million pre-tax ($1 million after-tax) for the three months ended March 31, 2023 and $52 million pre-tax ($37 million after-tax) for the three months ended March 31, 2022. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2023			March 31, 2022
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,267		$1,267	$1,197		$1,197
Shares:
Weighted average	295,706		295,706	318,487		318,487
Common stock equivalents		3,293	3,293		2,795	2,795
Total shares	295,706	3,293	298,999	318,487	2,795	321,282
Earnings per share	$4.28	$(0.04)	$4.24	$3.76	$(0.03)	$3.73

Amounts reflected above for the three months ended March 31, 2022 have been restated to reflect the impact of adopting amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements).

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In millions)	2023	2022
Anti-dilutive options	0.9	2.8

The Company held approximately 102.7 million shares of common stock in treasury at March 31, 2023, 99.1 million shares as of December 31, 2022 and 77.3 million shares as of March 31, 2022.

Note 7 – Debt
The outstanding amounts of debt, net of issuance costs, discounts or premiums, and finance leases were as follows:

(In millions)	March 31, 2023	December 31, 2022
Short-term debt
$17 million, 8.300% Notes due January 2023	—	17
$63 million, 7.650% Notes due March 2023	—	63
$700 million, Floating Rate Notes due July 2023	700	700
$1,000 million, 3.000% Notes due July 2023	996	994
$1,187 million, 3.750% Notes due July 2023	1,187	1,186
$500 million, 0.613% Notes due March 2024	499	—
Other, including finance leases	36	33
Total short-term debt	$3,418	$2,993
Long-term debt
$500 million, 0.613% Notes due March 2024	—	499
$1,000 million, 3.500% Notes due June 2024	992	990
$900 million, 3.250% Notes due April 2025 (1)	878	872
$2,200 million, 4.125% Notes due November 2025	2,195	2,195
$1,500 million, 4.500% Notes due February 2026	1,503	1,503
$800 million, 1.250% Notes due March 2026	797	797
$700 million, 5.685% Notes due March 2026	697	—
$1,500 million, 3.400% Notes due March 2027	1,440	1,436
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	597	597
$3,800 million, 4.375% Notes due October 2028	3,785	3,785
$1,500 million, 2.400% Notes due March 2030	1,492	1,492
$1,500 million, 2.375% Notes due March 2031 (1)	1,398	1,380
$45 million, 8.080% Step Down Notes due January 2033 (2)	45	45
$800 million, 5.400% Notes due March 2033	794	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,192	2,192
$750 million, 3.200% Notes due March 2040	743	743
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	488	488
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,466	1,466
$1,000 million, 3.875% Notes due October 2047	989	989
$3,000 million, 4.900% Notes due December 2048	2,969	2,968
$1,250 million, 3.400% Notes due March 2050	1,236	1,236
$1,500 million, 3.400% Notes due March 2051	1,478	1,478
Other, including finance leases	67	66
Total long-term debt	$29,124	$28,100
(1)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 in the Company's 2022 Form 10-K for further information about the Company's interest rate risk management and these derivative instruments.
(2)Interest rate step down to 8.080% effective January 15, 2023.

Long-term debt
Debt Issuance. On March 7, 2023, the Company issued $1.5 billion of new senior notes. The proceeds of this issuance will be used for general corporate purposes, and may include repayment of outstanding debt securities. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$700 million (1)	March 15, 2026	5.685%	$698 million
$800 million (2)	March 15, 2033	5.400%	$796 million
(1) Redeemable at any time discounted at the U.S. Treasury rate plus 20 basis points. Redeemable at par on or after March 15, 2024.
(2) Redeemable at any time discounted at the U.S. Treasury rate plus 25 basis points. Redeemable at par on or after December 15, 2032.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below.

As of March 31, 2023, The Cigna Group had a $3.0 billion five-year revolving credit and letter of credit agreement maturing in April 2027; a $1.0 billion three-year revolving credit agreement maturing in April 2025; and a $1.0 billion 364-day revolving credit agreement maturing in April 2023. There were no outstanding balances under these revolving credit agreements as of March 31, 2023.

In April 2023, The Cigna Group entered into the following revolving credit agreements (the "Credit Agreements"), which replaced the agreements discussed above:
•a $4.0 billion five-year revolving credit and letter of credit agreement that will mature in April 2028 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. The Company can borrow up to $4.0 billion under the credit agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.
•a $1.0 billion 364-day revolving credit agreement that will mature in April 2024. The Company can borrow up to $1.0 billion under the credit agreement for general corporate purposes. This agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
Each of the Credit Agreements include an option to increase commitments in an aggregate amount of up to $1.5 billion across both facilities for a maximum total commitment of $6.5 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term Secured Overnight Funding Rate ("SOFR") plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

Each of the two facilities is diversified among 21 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization as of March 31, 2023. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper outstanding balance as of March 31, 2023.

Debt Covenants. The Company was in compliance with its debt covenants as of March 31, 2023.

Interest Expense
Interest expense on long-term and short-term debt was $345 million for the three months ended March 31, 2023 and $314 million for the three months ended March 31, 2022.

Note 8 – Common and Preferred Stock

Dividends
In the first quarter of 2023, The Cigna Group declared quarterly cash dividends of $1.23 per share of the Company's common stock. In the first quarter of 2022, The Cigna Group declared quarterly cash dividends of $1.12 per share of the Company's common stock.
The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2023
March 8, 2023	March 23, 2023	$1.23	$368
2022
March 9, 2022	March 24, 2022	$1.12	$357
On April 26, 2023, the Board of Directors declared the second quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on June 22, 2023 to shareholders of record on June 7, 2023. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	March 31, 2023			December 31, 2022			March 31, 2022
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,880	$79	$4,959	$4,117	$59	$4,176	$4,491
Other Operations	97	175	272	107	177	284	744
Future policy benefits
Cigna Healthcare	59	542	601	43	544	587	681
Other Operations	290	3,341	3,631	150	3,442	3,592	7,981
Contractholder deposit funds
Cigna Healthcare	12	151	163	14	157	171	181
Other Operations	361	6,309	6,670	351	6,358	6,709	6,843
Market risk benefits	48	1,172	1,220	51	1,217	1,268	1,558
Unearned premiums	1,419	21	1,440	576	22	598	1,030
Total							23,509
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)							(4,562)
Total insurance and contractholder liabilities	$7,166	$11,790	$18,956	$5,409	$11,976	$17,385	$18,947
(1)Amounts classified as Liabilities of businesses held for sale primarily include $3.7 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of March 31, 2022.
Insurance and contractholder liabilities expected to be paid within one year are classified as current. The Company adopted amended accounting guidance for long-duration insurance contracts on January 1, 2023, discussed further in Note 2 to the Consolidated Financial Statements, which resulted in restatement of prior period amounts. Additionally, see below updated accounting policies and incremental disclosures associated with future policy benefits (Note 9C), contractholder deposit funds (Note 9D), and market risk benefits (Note 9E).

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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $4.6 billion at March 31, 2023 and $4.2 billion at March 31, 2022.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Beginning balance	$4,176	$4,261
Less: Reinsurance and other amounts recoverable	221	261
Beginning balance, net	3,955	4,000
Incurred costs related to:
Current year	9,041	8,024
Prior years	(144)	(276)
Total incurred	8,897	7,748
Paid costs related to:
Current year	5,316	4,634
Prior years	2,795	2,822
Total paid	8,111	7,456
Ending balance, net	4,741	4,292
Add: Reinsurance and other amounts recoverable	218	199
Ending balance	$4,959	$4,491
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 10 to the Consolidated Financial Statements for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Three Months Ended
	March 31, 2023		March 31, 2022
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$1	—%	$99	0.3%
Medical cost trend	143	0.5	177	0.6
Total favorable variance	$144	0.5%	$276	0.9%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2022.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2021.

Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.
C.Future Policy Benefits
Accounting Policy. Future policy benefits represent the present value of estimated future obligations, estimated using actuarial methods, for long-term insurance policies and annuity products currently in force, consisting primarily of reserves for annuity contracts, life insurance benefits, and certain supplemental health products that are guaranteed renewable beyond one year.
Contracts are grouped at a level no higher than issue year, based on the original contract issue date, and at lower levels of disaggregation within each issue year for certain businesses to reflect factors including product type, plan type and currency. Management estimates these obligations based on assumptions for premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables, and are updated at least annually, to the extent changes in circumstances require. Interest rate assumptions are based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed-income instrument"). For interest accretion purposes, interest rates are fixed at the year of the cohort's inception, however for purposes of liability measurement, are updated to the current rate quarterly, with all changes in the interest rate from inception to current period reported through Accumulated other comprehensive loss. For contracts issued domestically, we use observable inputs from a published spot rate curve for terms up to 30 years and extrapolate for longer terms using a constant forward rate approach. For contracts issued by foreign operating entities with functional currencies other than the U.S. dollar, we use observable inputs to approximate a risk free rate and add a credit spread adjustment to align with a low credit risk fixed income instrument. For terms beyond the last observable risk free rates, which vary by international market, we extrapolate to the ultimate forward rate assuming a constant credit spread.

For the annuity business, the premium paying period is shorter than the benefit coverage period, and a deferred profit liability ("DPL") is reported in future policy benefits representing gross premium received in excess of net premiums. DPL is amortized based on expected future benefit payments.
Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	March 31, 2023	March 31, 2022
Interest accretion rate	2.59%	2.64%
Current discount rate	5.29%	4.90%
Weighted average duration	8.05 years	7.45 years

The net liability for future policy benefits for the segment's supplemental health products represents the present value of benefits expected to be paid to policyholders, net of the present value of expected net premiums, which is the portion of expected future gross premium expected to be collected from policyholders that is required to provide for all expected future benefits and expenses. The present values of expected net premiums and expected future policy benefits for the Cigna Healthcare segment are as follows:

	Three Months Ended
(In millions)	March 31, 2023	March 31, 2022
Present value of expected net premiums
Beginning balance	$8,557	$9,314
Reversal of effect of beginning of period discount rate assumptions	1,537	(367)
Effect of assumption changes and actual variances from expected experience	—	—
Issuances and lapses	306	143
Net premiums collected	(326)	(310)
Interest and other (1)	56	46
Ending balance at original discount rate	10,130	8,826
Effect of end of period discount rate assumptions	(1,312)	(376)
Ending balance (2)	$8,818	$8,450

Present value of expected policy benefits
Beginning balance	$8,945	$9,794
Reversal of effect of discount rate assumptions	1,611	(379)
Effect of assumption changes and actual variances from expected experience	—	—
Issuances and lapses	307	215
Benefit payments	(326)	(385)
Interest and other (1)	58	52
Ending balance at original discount rate	10,595	9,297
Effect of discount rate assumptions	(1,378)	(392)
Ending balance (3)	$9,217	$8,905

Liability for future policy benefits	$399	$455
Other (4)	202	226
Total liability for future policy benefits (5)	$601	$681
(1)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(2)As of March 31, 2023 and March 31, 2022, respectively, undiscounted expected future gross premiums were $17.6 billion and $13.5 billion. As of March 31, 2023 and March 31, 2022, respectively, discounted expected future gross premiums were $12.5 billion and $10.7 billion.
(3)As of March 31, 2023 and March 31, 2022, respectively, undiscounted expected future policy benefits were $12.8 billion and $11.2 billion.
(4)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(5)$154 million and $171 million of reinsurance recoverable asset reported in the Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022, respectively, relate to the liability for future policy benefits.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	March 31, 2023	March 31, 2022
Interest accretion rate	5.64%	5.64%
Current discount rate	4.95%	3.59%
Weighted average duration	11.7 years	13.9 years

Obligations for annuities represent discounted periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Other Operations' traditional insurance contracts, which are in run-off, have no premium remaining to be collected; therefore, future policy benefit reserves represent the present value of expected future policy benefits, discounted using the current discount rate and the remaining amortizable DPL.

Future policy benefits for Other Operations includes DPL of $392 million as of March 31, 2023 and $384 million as of March 31, 2022. Future policy benefits excluding DPL, were $3.2 billion as of both March 31, 2023 and December 31, 2022 and $3.9 billion and $4.3 billion as of March 31, 2022 and December 31, 2021, respectively. These balances exclude amounts classified as Liabilities of businesses held for sale of $3.7 billion as of March 31, 2022 and $3.8 billion as of December 31, 2021. The change in future policy benefits reserves year-to-date was primarily driven by changes in the current discount rate.
Undiscounted expected future policy benefits were $4.6 billion as of March 31, 2023 and $4.7 billion as of March 31, 2022. As of March 31, 2023 and March 31, 2022, $1.0 billion and $1.2 billion of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Accounting Policy. Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances in Other Operations. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. Interest credited on these funds is accrued ratably over the contract period.

Contractholder deposit fund liabilities within Other Operations were $6.7 billion as of both March 31, 2023 and December 31, 2022 and $6.8 billion and $6.9 billion as of March 31, 2022 and December 31, 2021, respectively. Approximately 39% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of March 31, 2023, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not externally reinsured were 3.25%, $3.2 billion and $2.8 billion, respectively. The comparative amounts as of March 31, 2022 were 3.18%, $3.5 billion and $2.9 billion, respectively. As of both March 31, 2023 and March 31, 2022, more than 99% of the $4.1 billion liability not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion represented contracts with policies at the guarantee. At both of these same period ends, $1.2 billion was 50-150 bps above the guarantee and the remaining $1.7 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. More than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
E.Market Risk Benefits
Liabilities for market risk benefits consist of variable annuity reinsurance contracts (also referred to as GMDB and GMIB contracts) in Other Operations. These liabilities arise under annuities and riders to annuities written by ceding companies that guarantee the benefit received at death and, for a subset of policies, also provide contractholders the option, within 30 days of a policy anniversary after the appropriate waiting period, to elect minimum income payments. The Company's capital market risk exposure on variable annuity reinsurance contracts arises when the reinsured guaranteed minimum benefit exceeds the contractholder's account value in the related underlying mutual funds at the time the insurance benefit is payable under the respective contract. The Company receives and pays premium periodically based on the terms of the reinsurance agreements.

Accounting Policy. Variable annuity reinsurance liabilities are measured as MRBs at fair value, net of nonperformance risk, with fluctuations in value gross of reinsurer nonperformance risk reported in benefits expense while fluctuations in the Company's own nonperformance risk (own credit risk) are reported in Accumulated other comprehensive loss. Nonperformance risk reflects risk that a party might default and therefore not fulfill its obligations (i.e. nonpayment risk). The nonperformance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the variable annuity reinsurance liabilities to be paid by the Company and (b) the variable annuity reinsurance assets to be paid by the reinsurers, after considering collateral. The Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy described in Note 12 to the Consolidated Financial Statements because assumptions related to future annuitant behavior are largely unobservable. As discussed further in Note 10 to the Consolidated Financial Statements, due to the reinsurance agreements covering these liabilities, the liabilities do not generally impact net income except for the change in nonperformance risk on the reinsurance recoverable, which is reported in benefits expense and does not offset the nonperformance risk valuation on the liability. Variable annuity liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse and annuity election rates).

Market risk benefits activity was as follows:

	Three Months Ended
(Dollars in millions)	March 31, 2023	March 31, 2022
Balance, beginning of year	$1,268	$1,824
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,379	1,949
Changes due to expected run-off	(6)	(19)
Changes due to capital markets versus expected	(41)	(271)
Changes due to policyholder behavior versus expected	6	(9)
Assumption changes	(33)	39
Balance, end of year, before the effect of changes in nonperformance risk (own credit risk)	1,305	1,689
Nonperformance risk (own credit risk), end of period	(85)	(131)
Balance, end of period	$1,220	$1,558
Reinsured market risk benefit, end of period	$1,301	$1,681

The following table presents the net amount at risk and the average attained age of contractholders (weighted by exposure) for contracts assumed by the Company. The net amount at risk is the amount the Company would have to pay to contractholders if all deaths or annuitizations occurred as of the earliest possible date in accordance with the insurance contract. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded, as discussed further in Note 10 to the Consolidated Financial Statements.

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2023	March 31, 2022
Net amount at risk	$2,183	$1,892
Average attained age of contractholders (weighted by exposure)	75.4 years	76.4 years

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
The Company's reinsurance recoverables as of March 31, 2023 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$94	$94
BBB- to BBB+ equivalent current credit ratings (1)	—	—	59	59
Not rated	142	5	63	210
Total recoverables related to ongoing operations (2)	142	5	216	363
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,750	—	2,750
Empower Annuity Insurance Company	—	—	133	133
Prudential Insurance Company of America	380	—	—	380
Life Insurance Company of North America	—	386	—	386
Other	187	25	15	227
Not rated	—	9	3	12
Total recoverables related to acquisition, disposition or run-off activities	567	3,170	151	3,888
Total reinsurance recoverables before market risk benefits	$709	$3,175	$367	$4,251
Allowance for uncollectible reinsurance				(35)
Market risk benefits (4)				1,301
Total reinsurance recoverables (2)				$5,517
(1)Certified by a Nationally Recognized Statistical Rating Organization ("NRSRO").
(2)Includes $231 million of current reinsurance recoverables that are reported in Other current assets.
(3)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(4)Total Berkshire and certain Other recoverables reflected under acquisition, disposition or run-off activities in the Company's 2022 Form 10-K that relate to the Company’s variable annuity reinsurance products discussed in section B below are now reported at fair market value as MRBs, as further discussed in Note 9 to the Consolidated Financial Statements. At December 31, 2022, we reported $711 million related to these recoverables related to the GMDB variable annuity reinsurance product. The restated December 31, 2022 variable annuity reinsurance recoverable balance is $1.4 billion, which also includes the GMIB variable annuity reinsurance product that was classified in Other assets prior to the adoption of LDTI.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at March 31, 2023. As a result of the reinsurance transaction, reserve increases are offset by a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	March 31, 2023	December 31, 2022	Collateral and Other Terms at March 31, 2023
Berkshire	$1,043	$1,116	90% were secured by assets in a trust.
Sun Life Assurance Company of Canada	117	115
Liberty Re (Bermuda) Ltd.	128	128	100% were secured by assets in a trust.
SCOR SE	35	39	70% were secured by a letter of credit.
Market risk benefits (2)	$1,323	$1,398
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes IBNR and outstanding claims of $25 million offset by premium due of $3 million. These amounts are excluded from market risk benefits at March 31, 2023 in Note 9 and Note 10A to the Consolidated Financial Statements. At December 31, 2022, IBNR and outstanding claims of $27 million offset by premium due of $3 million were excluded from the market risk benefits as restated due to the adoption of LDTI.

The impact of nonperformance risk (i.e. the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the three months ended March 31, 2023 and March 31, 2022.

Note 11 – Investments

The Cigna Group's investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 to the Consolidated Financial Statements for information about the valuation of the Company's investment portfolio. Further information about our accounting policies for investment assets can be found in Note 11 in the Company's 2022 Form 10-K.

The following table summarizes the Company's investments by category and current or long-term classification:

	March 31, 2023			December 31, 2022
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$616	$9,293	$9,909	$654	$9,218	$9,872
Equity securities	51	3,069	3,120	45	577	622
Commercial mortgage loans	106	1,501	1,607	67	1,547	1,614
Policy loans	—	1,211	1,211	—	1,218	1,218
Other long-term investments	—	3,936	3,936	—	3,728	3,728
Short-term investments	141	—	141	139	—	139
Total	$914	$19,010	$19,924	$905	$16,288	$17,193

A.Investment Portfolio

Debt Securities

Accounting policy. Our accounting policy for debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) remains materially consistent with the policy disclosed in the Company's 2022 Form 10-K. However, with the adoption of amended accounting guidance for long-duration insurance contracts on January 1, 2023 (discussed in Note 2 to the Consolidated Financial Statements), net unrealized appreciation on debt securities supporting the Company's run-off settlement annuity business is no longer reported in Non-current insurance and contractholder liabilities but rather is reported in Accumulated other comprehensive loss. See Note 14 to the Consolidated Financial Statements for the impact to Accumulated other comprehensive loss.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of March 31, 2023:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$638	$630
Due after one year through five years	3,972	3,752
Due after five years through ten years	3,227	2,915
Due after ten years	2,450	2,268
Mortgage and other asset-backed securities	381	344
Total	$10,668	$9,909
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2023
Federal government and agency	$276	$—	$29	$(8)	$297
State and local government	42	—	—	(1)	41
Foreign government	373	—	16	(18)	371
Corporate	9,596	(41)	124	(823)	8,856
Mortgage and other asset-backed	381	—	1	(38)	344
Total	$10,668	$(41)	$170	$(888)	$9,909

December 31, 2022
Federal government and agency	$292	$—	$32	$(12)	$312
State and local government	43	—	—	(2)	41
Foreign government	375	—	11	(21)	365
Corporate	9,742	(44)	89	(981)	8,806
Mortgage and other asset-backed	390	—	1	(43)	348
Total	$10,842	$(44)	$133	$(1,059)	$9,872

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

	March 31, 2023				December 31, 2022
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$3,176	$3,362	$(186)	1,019	$5,533	$6,127	$(594)	1,659
Below investment grade	353	371	(18)	936	887	964	(77)	1,287
More than one year
Investment grade	3,222	3,808	(586)	1,035	1,151	1,487	(336)	462
Below investment grade	682	780	(98)	770	330	382	(52)	369
Total	$7,433	$8,321	$(888)	3,760	$7,901	$8,960	$(1,059)	3,777

Equity Securities
The following table provides the values of the Company's equity security investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$680	$91	$673	$138
Equity securities with no readily determinable fair value	2,926	3,029	380	484
Total	$3,606	$3,120	$1,053	$622
Consistent with our strategy to invest in targeted startup and growth-stage companies in the health care industry, approximately 95% of our investments in equity securities are in the health care sector.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 in the Company's 2022 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	March 31, 2023			December 31, 2022
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$912	2.11		$901	2.12
60% to 79%	504	1.73		564	1.73
80% to 100%	191	1.32		149	1.17
Total	$1,607	1.89	60%	$1,614	1.89	60%

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

	Carrying Value as of
(In millions)	March 31, 2023	December 31, 2022
Real estate investments	$1,434	$1,319
Securities partnerships	2,259	2,166
Other	243	243
Total	$3,936	$3,728

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

As of March 31, 2023, there have been no material changes to the Company's derivative financial instruments. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of March 31, 2023 and December 31, 2022. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

Please refer to the Company's 2022 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies.

C.Realized Investment Gains and Losses

Accounting policy. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, change in the fair value of certain derivatives and equity securities and changes in allowances for credit losses on debt securities and commercial mortgage loan investments. With the adoption of amended accounting guidance for long-duration insurance contracts on January 1, 2023 (discussed in Note 2 to the Consolidated Financial Statements), realized investment gains and losses no longer exclude amounts that were previously required to adjust future policy benefits for the run-off settlement annuity business. Prior period net realized investment losses have been updated to reflect the impact of adopting LDTI.
The following realized gains and losses on investments exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended March 31,
(In millions)	2023	2022
Net realized investment (losses), excluding credit loss expense and asset write-downs	$(51)	$(322)
Credit loss recoveries	3	—
Other investment asset write-downs	(8)	—
Net realized investment (losses), before income taxes	$(56)	$(322)
Net realized investment losses for the three months ended March 31, 2023 and March 31, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

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

For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 12 in the Company's 2022 Form 10-K.

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information about the Company's financial assets and liabilities carried at fair value. Further information regarding insurance assets and liabilities carried at fair value is provided in Note 9E to the Consolidated Financial Statements. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Financial assets at fair value
Debt securities
Federal government and agency	$151	$147	$146	$165	$—	$—	$297	$312
State and local government	—	—	41	41	—	—	41	41
Foreign government	—	—	371	365	—	—	371	365
Corporate	—	—	8,421	8,394	435	412	8,856	8,806
Mortgage and other asset-backed	—	—	309	313	35	35	344	348
Total debt securities	151	147	9,288	9,278	470	447	9,909	9,872
Equity securities (1)	6	6	84	132	1	—	91	138
Short-term investments	—	—	141	139	—	—	141	139
Derivative assets	—	—	206	230	1	1	207	231
(1)Excludes certain equity securities that have no readily determinable fair value.

Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Additionally, as discussed in Note 9 to the Consolidated Financial Statements, the Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	March 31, 2023	December 31, 2022	Unobservable input March 31, 2023	March 31, 2023		December 31, 2022
Debt securities
Corporate and government debt securities	$433	$412	Liquidity	60 - 1060 (300)	bps	60 - 1060 (270)	bps
Mortgage and other asset-backed securities	35	35	Liquidity	105 - 520 (310)	bps	110 - 520 (310)	bps
Other debt securities	2	—
Total Level 3 debt securities	$470	$447

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

	For the Three Months Ended March 31,
(In millions)	2023	2022
Debt and Equity Securities
Beginning balance	$447	$796
Gains included in Shareholders' net income	1	12
Gains (losses) included in Other comprehensive loss	5	(15)
Losses required to adjust future policy benefits for settlement annuities (1)	—	(12)
Purchases, sales and settlements
Purchases	4	49
Settlements	(9)	(81)
Total purchases, sales and settlements	(5)	(32)
Transfers into/(out of) Level 3
Transfers into Level 3	39	101
Transfers out of Level 3	(16)	(164)
Total transfers into/(out of) Level 3	23	(63)
Ending balance	$471	$686
Total gains included in Shareholders' net income attributable to instruments held at the reporting date	$1	$—
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$5	$(13)
(1)Amounts do not accrue to shareholders.
Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment losses and Net investment income.
Gains and losses included in Other comprehensive loss, net of tax in the tables above are reflected in Net unrealized appreciation (depreciation) on securities and derivatives in the Consolidated Statements of Comprehensive Income.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2023 and 2022 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Guaranteed separate accounts (See Note 16)	$213	$203	$349	$382	$—	$—	$562	$585
Non-guaranteed separate accounts (1)	221	211	5,586	5,522	213	203	6,020	5,936
Subtotal	$434	$414	$5,935	$5,904	$213	$203	6,582	6,521
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							758	757
Total							$7,340	$7,278
(1)Non-guaranteed separate accounts include $4.0 billion as of March 31, 2023 and December 31, 2022 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of March 31, 2023 and December 31, 2022.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2023 or 2022.
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

	Fair Value as of		Unfunded Commitment as of March 31, 2023	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	March 31, 2023	December 31, 2022
Securities partnerships	$467	$451	$228	Not applicable	Not applicable
Real estate funds	287	302	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$758	$757	$228
As of March 31, 2023, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the three months ended March 31, 2023 and 2022, impairments recognized requiring these assets to be measured at fair value were not material. Realized investment gains and losses from these observable price changes for the three months ended March 31, 2023 and March 31, 2022 were not material.

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

	Classification in Fair Value Hierarchy	March 31, 2023		December 31, 2022
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,509	$1,607	$1,491	$1,614
Long-term debt, including current maturities, excluding finance leases	Level 2	$30,679	$32,439	$28,653	$30,994

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of March 31, 2023 or December 31, 2022. The Company's involvement with variable interest entities for which it is not the primary beneficiary has not changed materially from December 31, 2022. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2022 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 14 – Accumulated Other Comprehensive Income (Loss) ("AOCI")
AOCI includes net unrealized (depreciation) appreciation on securities and derivatives, change in discount rate and instrument specific credit risk for certain long-duration insurance contractholder liabilities (Note 9 to the Consolidated Financial Statements), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized. Changes in the components of AOCI, including the impact of adopting amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements), were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Securities and Derivatives
Beginning balance, as retrospectively restated	$(332)	1,266
Unrealized appreciation (depreciation) on securities and derivatives	252	(1,065)
Tax (expense) benefit	(54)	231
Net unrealized appreciation (depreciation) on securities and derivatives	198	(834)
Reclassification adjustment for (gains) included in Shareholders' net income (Net realized investment losses)	(5)	(11)
Reclassification adjustment for tax expense included in Shareholders' net income	1	2
Net (gains) reclassified from AOCI to Shareholders' net income	(4)	(9)
Other comprehensive income (loss), net of tax	194	(843)
Ending balance	$(138)	$423
Net long-duration insurance and contractholder liabilities measurement adjustments (1)
Beginning balance	(256)	(765)
Current period change in discount rate for certain long duration liabilities	(411)	584
Tax benefit (expense)	101	(130)
Net current period change in discount rate for certain long duration liabilities	(310)	454
Current period change in instrument-specific credit risk for market risk benefits	(26)	6
Tax benefit (expense)	5	(1)
Net current period change in instrument-specific credit risk for market risk benefits	(21)	5
Other comprehensive (loss) income, net of tax	(331)	459
Ending balance	(587)	(306)
Translation of foreign currencies
Beginning balance, as retrospectively restated	$(154)	(233)
Translation of foreign currencies	15	(60)
Tax benefit (expense)	1	(3)
Net translation of foreign currencies	16	(63)
Less: Net translation (loss) on foreign currencies attributable to noncontrolling interests	—	(2)
Shareholders' other comprehensive income (loss), net of tax	16	(61)
Ending balance	$(138)	$(294)
Postretirement benefits liability
Beginning balance	$(916)	$(1,336)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	13	16
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(3)	(3)
Net adjustments reclassified from AOCI to Shareholders' net income	10	13
Other comprehensive income, net of tax	10	13
Ending balance	$(906)	$(1,323)
Total Accumulated other comprehensive loss
Beginning balance, as retrospectively restated	(1,658)	(1,068)
Shareholders' other comprehensive (loss), net of tax	(111)	(432)
Ending balance	$(1,769)	$(1,500)
(1)Established upon the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.

Note 15 – Income Taxes
Income Tax Expense
The 18.4% effective tax rate for the three months ended March 31, 2023 was lower than the 22.7% rate for the three months ended March 31, 2022. This decrease was driven largely by favorable results relative to the Company's foreign operations, partially offset by an increase pertaining to the year over year impact of remeasurement of deferred taxes.

As of March 31, 2023, we had approximately $255 million in deferred tax assets ("DTAs") associated with unrealized investment losses that are partially recorded in Accumulated other comprehensive loss. We have determined that a valuation allowance against the DTAs is not currently required based on the Company's ability to carryback losses and our ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any valuation allowance in the future.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2023, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $420 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2023. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2023 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of March 31, 2023.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the three months ended March 31, 2023.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations. On June 10, 2022, Express Scripts filed a Motion for Partial Summary Judgment seeking to limit Elevance's remaining prior authorization claims and a Motion to Exclude certain opinions offered by its experts. Elevance filed its opposition to both motions, and a cross-motion to submit a supplemental expert report, on July 9, 2022. Express Scripts' pending Motions were fully briefed at the end of July 2022. On March 8, 2023, the Court granted Express Scripts' Motion for Partial Summary Judgement, excluding in full the testimony of four of Elevance's experts and in part the testimony of two additional experts, and granted Elevance leave to submit a supplemental expert report. On April 5, 2023, the Court entered a scheduling order setting a trial on Elevance's remaining prior authorization claims to commence on December 4, 2023.

Medicare Advantage. A qui tam action that was filed by a private individual on behalf of the government in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene, which was granted on August 2, 2022. On October 14, 2022, the DOJ filed its complaint-in-intervention alleging that certain diagnoses made during in-home exams were invalid for risk adjustment purposes, seeking unspecified damages and penalties under the federal False Claims Act. The Company filed motions to dismiss the DOJ's complaint and the remainder of the qui tam complaint on December 16, 2022. Briefing is complete and the matter is pending before the court.
Regulatory Matters
Civil Investigative Demand. The DOJ is conducting industry-wide investigations of Medicare Advantage organizations' risk adjustment practices. For certain Medicare Advantage organizations, including The Cigna Group, those investigations have resulted in litigation (see "Litigation Matters—Medicare Advantage" above). The Company has responded to information requests (civil investigative demands) from the DOJ (U.S. Attorney's Office for the Eastern District of Pennsylvania) and is continuing to cooperate with the DOJ.

Note 17 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments.
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

Special items charges (benefits) recorded by the Company were $1 million both pre-tax and after-tax for the three months ended March 31, 2023 and $52 million pre-tax ($37 million after-tax) for the three months ended March 31, 2022.

Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. See Note 2 to the Consolidated Financial Statements for further information. Prior period summarized segment information has been retrospectively adjusted to conform to this new basis of accounting. Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2023
Revenues from external customers	$34,511	$11,650	$79	$—	$46,240
Intersegment revenues	1,618	963	—	(2,581)
Net investment income	50	143	78	6	277
Total revenues	36,179	12,756	157	(2,575)	46,517
Net realized investment results from certain equity method investments	—	(38)	—	—	(38)
Adjusted revenues	$36,179	$12,718	$157	$(2,575)	$46,479
Income (loss) before income taxes	$918	$1,077	$21	$(415)	$1,601
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(42)	(1)	—	—	(43)
Net realized investment losses (gains) (1)	—	24	(6)	—	18
Amortization of acquired intangible assets	444	15	—	—	459
Special items
Integration and transaction-related costs	—	—	—	1	1
Pre-tax adjusted income (loss) from operations	$1,320	$1,115	$15	$(414)	$2,036

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2022
Revenues from external customers	$32,289	$10,462	$841	$—	$43,592
Intersegment revenues	1,287	562	—	(1,849)
Net investment income	10	266	138	—	414
Total revenues	33,586	11,290	979	(1,849)	44,006
Net realized investment results from certain equity method investments	—	103	—	—	103
Adjusted revenues	$33,586	$11,393	$979	$(1,849)	$44,109
Income (loss) before income taxes	$870	$877	$215	$(395)	$1,567
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(11)	(1)	(5)	—	(17)
Net realized investment losses (gains) (1)	—	406	19	—	425
Amortization of acquired intangible assets	443	15	—	—	458
Special items
Integration and transaction-related costs	—	—	—	52	52
Pre-tax adjusted income (loss) from operations	$1,302	$1,297	$229	$(343)	$2,485
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. Prior period amounts have been retrospectively adjusted to reflect adoption of amended accounting guidance for long-duration insurance contracts, as discussed in Note 2 to the Consolidated Financial Statements. The following table presents these revenues by product, premium and service type:

	Three Months Ended March 31,
(In millions)	2023	2022
Products (Pharmacy revenues) (ASC 606)
Network revenues	$15,748	$15,531
Home delivery and specialty revenues	16,025	14,699
Other revenues	1,867	1,712
Intercompany eliminations	(1,496)	(1,245)
Total pharmacy revenues	32,144	30,697
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial
Insured	4,080	3,720
Stop loss	1,503	1,325
Other (1)	368	360
U.S. Government
Medicare Advantage	2,236	2,078
Medicare Part D	415	401
Other (1), (2)
Short-duration (Individual and family plans)	1,208	611
Long-duration (Individual Medicare supplement and limited benefit health products)	334	329
International Health (2)
Short-duration (Group medical insurance)	700	620
Long-duration (Individual private medical insurance)	86	82
Total Cigna Healthcare	10,930	9,526
Divested International businesses	—	763
Other	79	69
Intercompany eliminations	16	(2)
Total premiums	11,025	10,356
Services (Fees) (ASC 606)
Evernorth Health Services	2,499	1,624
Cigna Healthcare	1,606	1,496
Other Operations	1	5
Other revenues	66	16
Intercompany eliminations	(1,101)	(602)
Total fees and other revenues	3,071	2,539
Total revenues from external customers	$46,240	$43,592
(1)Other than supplemental benefits, all of U.S. Commercial and U.S. Government are short duration.
(2)U.S. Government and International Health recognize premium revenue on long-duration insurance contracts (coverage greater than one year or guaranteed to be renewed at the option of the policyholder beyond one year) related to certain medicare supplement, supplemental health and life products. All other premium revenue recognized as of March 31, 2023 and March 31, 2022 is primarily related to short-duration insurance contracts.

Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.5 billion as of March 31, 2023 and $1.3 billion as of December 31, 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2023, compared with December 31, 2022 and our results of operations for the three months ended March 31, 2023, compared with the same period last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in our 2022 Form 10-K for additional information regarding the Company's significant accounting policies and see Notes 2 and 9 to the Consolidated Financial Statements in this Form 10-Q for updates to those policies resulting from adopting Accounting Standards Update 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI"), and related amendments, effective January 1, 2023. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on The Cigna Group's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to improve the health and vitality of those we serve; future growth, business strategy, and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary and interest rate pressures; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions; expectations related to our Medicare Advantage Capitation Rates; and other statements regarding The Cigna Group's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, including bank failures, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors in our 2022 Form 10-K, Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," us" or "our") is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Item 1, "Business" of our 2022 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. Prior period Financial highlights and Results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three months ended March 31, 2023, the impact of this amended guidance is immaterial. See Note 2 to the Consolidated Financial Statements for additional information.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2023	2022	% Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$36,179	$33,586	8%
Cigna Healthcare	12,718	11,393	12
Other Operations	157	979	(84)
Corporate, net of eliminations	(2,575)	(1,849)	(39)
Adjusted revenues	46,479	44,109	5
Net realized investment results from certain equity method investments	38	(103)	N/M
Total revenues	$46,517	$44,006	6%
Shareholders' net income	$1,267	$1,197	6%
Adjusted income from operations	$1,618	$1,948	(17)%
Earnings per share (diluted)
Shareholders' net income	$4.24	$3.73	14%
Adjusted income from operations	$5.41	$6.06	(11)%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,320	$1,302	1%
Cigna Healthcare	1,115	1,297	(14)
Other Operations	15	229	(93)
Corporate, net of eliminations	(414)	(343)	(21)
Consolidated pre-tax adjusted income from operations	2,036	2,485	(18)
Income attributable to noncontrolling interests	43	17	153
Net realized investment losses (1)	(18)	(425)	96
Amortization of acquired intangible assets	(459)	(458)	—
Special items	(1)	(52)	98
Income before income taxes	$1,601	$1,567	2%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2023	2022	% Change
Pharmacy revenues	$32,144	$30,697	5%
Premiums	11,025	10,356	6
Fees and other revenues	3,071	2,539	21
Net investment income	277	414	(33)
Total revenues	46,517	44,006	6
Pharmacy and other service costs	31,459	29,813	6
Medical costs and other benefit expenses	9,046	8,272	9
Selling, general and administrative expenses	3,538	3,275	8
Amortization of acquired intangible assets	459	458	—
Total benefits and expenses	44,502	41,818	6
Income from operations	2,015	2,188	(8)
Interest expense and other	(358)	(299)	(20)
Net realized investment losses	(56)	(322)	83
Income before income taxes	1,601	1,567	2
Total income taxes	295	355	(17)
Net income	1,306	1,212	8
Less: Net income attributable to noncontrolling interests	39	15	160
Shareholders' net income	$1,267	$1,197	6%
Consolidated effective tax rate	18.4%	22.7%	(430)	bps
Medical customers (in thousands)	19,473	17,779	10%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2023		2022
(Dollars in millions)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,267		$1,197
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$18	6	$425	358
Amortization of acquired intangible assets	459	344	458	356
Special items
Integration and transaction-related costs	1	1	52	37
Total special items	$1	1	$52	37
Adjusted income from operations		$1,618		$1,948
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2023		2022
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$4.24		$3.73
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$0.06	0.02	$1.32	1.10
Amortization of acquired intangible assets	1.54	1.15	1.43	1.11
Special items
Integration and transaction-related costs	—	—	0.16	0.12
Total special items	$—	—	$0.16	0.12
Adjusted income from operations		$5.41		$6.06
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Recent Events

Economic Conditions
We continue to monitor global economic conditions, including inflation, labor market dynamics and the recent banking failures. We did not have a material exposure to banks recently impacted by the financial environment. We continue to proactively address impacts to our pricing with third parties (including vendors, health care providers and drug providers), our investment portfolio and our workforce. We are also monitoring the potential impact on client and customer health care needs.

Our results of operations or cash flows for the three months ended March 31, 2023, were not materially impacted by inflation, labor market dynamics, or the recent banking failures. For further information regarding risks we encounter in our business due to economic conditions, see "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

Commentary: Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
The commentary presented below, and in the segment discussions that follow, compare results for the three months ended March 31, 2023 with results for the three months ended March 31, 2022.
Shareholders' net income increased 6% due primarily to improved realized investment results reflecting lower mark to market losses on equity securities. This favorable effect was partially offset by lower adjusted income from operations.
Adjusted income from operations declined 17%, driven primarily by the absence of earnings from our life, accident and supplemental health benefits business in six countries sold in 2022 (the "Chubb transaction") and lower net investment income (see below).
Medical customers increased 10%, reflecting growth in fee-based products as well as a higher customer base in our Individual and Medicare Advantage businesses. See Part I, Item 1 of our 2022 Form 10-K for definitions of Cigna Healthcare's market segments.
Pharmacy revenues increased 5%, reflecting higher specialty claims volume as well as inflation on, and higher sales of, branded drugs. See the "Segment Reporting - Evernorth Health Services Segment" section of this MD&A for further discussion.
Premiums increased 6%, reflecting growth in the insured customer base (primarily within our Individual business), the favorable impact of increased specialty contributions and higher premium rates in Cigna Healthcare due to anticipated underlying medical cost trend. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion. These favorable effects were partially offset by a decline in premiums due to the Chubb transaction.
Fees and other revenues increased 21%, primarily reflecting client growth from our continued contract affordability services within Evernorth Health Services and higher net realized investment results in certain equity method investments within Cigna Healthcare.
Net investment income decreased 33%, primarily reflecting lower returns on our partnership investments and the unfavorable impact of the Chubb transaction. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 6%, reflecting higher specialty claims volume as well as inflation on, and higher sales of, branded drugs.

Medical costs and other benefit expenses increased 9%, primarily reflecting an increased insured customer base (primarily within our Individual business) and trend in Cigna Healthcare, partially offset by the impact of the Chubb transaction.
Selling, general and administrative expenses increased 8%, primarily driven by volume-related expenses in Cigna Healthcare and Evernorth Health Services due to business growth, as well as strategic investments to support business growth and continued advancement of our capabilities in Evernorth Health Services and Cigna Healthcare. These increases were partially offset by the impact of the Chubb transaction.
Interest expense and other increased 20%, primarily reflecting higher interest rates on our indebtedness and increased pension costs.
Realized investment results were substantially improved, primarily due to lower mark to market losses on equity securities. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased by 430 basis points, driven by favorable results relative to the Company's foreign operations, partially offset by an increase pertaining to the year over year impact of remeasurement of deferred taxes.

Developments

Medicare Advantage Rates

On March 31, 2023, Centers for Medicare and Medicaid Services ("CMS") released the final Calendar Year 2024 Medicare Advantage Program and Part D Payment Policies (the "2024 Final Notice"). The 2024 Final Notice rates were improved from the advance notice rates (previously released on February 1, 2023). We do not expect the final rates to have a material impact on our consolidated results of operations in 2024.

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
Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 21 to the Consolidated Financial Statements in our 2022 Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

With respect to our investment portfolio, we support the liquidity needs of our businesses by managing the duration of assets to be consistent with the duration of liabilities. We manage the portfolio to both optimize returns in the current economic environment and meet our liquidity needs.

Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Operating activities	$5,028	$2,030
Investing activities	$(2,983)	$(324)
Financing activities	$(37)	$(2,171)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2023 compared with the same period in 2022.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows for the three months ended March 31, 2023 included the benefits from the early receipt of April Medicare premiums from CMS and a higher CMS Medicare Part D annual settlement. The remaining increase was driven by higher insurance liabilities, timing of pharmacy and services cost payable and lower inventory purchases.
Investing activities
The Company invested $2.5 billion in VillageMD in 2023, which resulted in an increase in cash used in investing activities.
Financing activities
The Company issued new debt, had lower payments for commercial paper and lower share repurchases. These factors resulted in a decrease in cash used in financing activities in 2023.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $258 million for the three months ended March 31, 2023 and $475 million for the three months ended March 31, 2022. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
We prioritize our use of capital resources to:
•invest in capital expenditures, primarily related to technology to support innovative solutions for our clients and customers, provide the capital necessary to maintain or improve the financial strength ratings of subsidiaries and to repay debt and fund pension obligations if necessary;
•pay dividends to shareholders;
•consider acquisitions and investments that are strategically and economically advantageous; and
•return capital to shareholders through share repurchases.

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
As of April 2023, The Cigna Group's revolving credit agreements include: a $4.0 billion five-year revolving credit and letter of credit agreement that expires in April 2028; and a $1.0 billion 364-day revolving credit agreement that expires in April 2024.
As of March 31, 2023, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements that have since been replaced with the revolving credit agreements described above (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $5.0 billion of remaining capacity under our commercial paper program and $8.1 billion in cash and short-term investments, approximately $1.1 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 42.2% at March 31, 2023 and 41.0% at December 31, 2022.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $2.8 billion from its subsidiaries without further approvals as of March 31, 2023.
Use of Capital Resources

Capital expenditures. Capital expenditures for property, equipment and computer software were $0.4 billion in the three months ended March 31, 2023 compared to $0.3 billion in the three months ended March 31, 2022. This increase reflects our continued strategic investment in technology for future growth. We expect to deploy approximately $1.4 billion to capital expenditures in 2023. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. In the first quarter of 2023, The Cigna Group declared and paid quarterly cash dividends of $1.23 per share of its common stock, compared to $1.12 per share in first quarter 2022. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On April 26, 2023, the Board of Directors declared the second quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on June 22, 2023 to shareholders of record on June 7, 2023. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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
We repurchased 3.2 million shares for approximately $1.0 billion during the three months ended March 31, 2023, compared to 5.8 million shares for approximately $1.3 billion during the three months ended March 31, 2022. From April 1, 2023, through May 4, 2023, we repurchased 0.5 million shares for approximately $139 million. Share repurchase authority was $2.5 billion as of May 4, 2023.

Strategic investments. In January 2023, we became a minority owner in VillageMD by investing $2.5 billion in VillageMD preferred equity. In April 2023, the Company invested an additional $200 million for a total investment of $2.7 billion. VillageMD provides health care services for individuals and communities across the United States, with primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients' homes and online appointments.

Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of our 2022 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 16 to the Consolidated Financial Statements for discussion of various guarantees.

The Company adopted amended accounting guidance for long-duration insurance contracts effective January 1, 2023, which impacted the amounts presented on our Consolidated Balance Sheets. Within our Consolidated Financial Statements, see Note 2 for a summary of this accounting change and Note 9 for a summary of the insurance liabilities on our Consolidated Balance Sheets as well as future expected cash flow information. With the adoption of amended accounting guidance for long-duration insurance contracts and enhanced disclosure within Note 9 to the Consolidated Financial Statements, we will no longer present additional information regarding insurance liabilities within this section.

Our long-term debt obligations previously provided in our 2022 Form 10-K have been updated as of March 31, 2023 due to the issuance of $700 million in aggregate principal amount of our 5.685% senior notes due March 2026 and $800 million in aggregate principal amount of our 5.400% senior notes due March 2033. See Note 7 to the Consolidated Financial Statements for a discussion of the debt issuance.
•Total scheduled payments on long-term debt are $48.5 billion through March 2051, which include scheduled interest payments and maturities of long-term debt.
•We expect $3.9 billion of long-term debt payments (including scheduled interest payments) to be paid for the remainder of 2023.

There have been no other material changes to other information presented in guarantees and contractual obligations set forth in our 2022 Form 10-K.
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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2022 Form 10-K. We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2022 Form 10-K. As of March 31, 2023, there were no significant changes to the critical accounting estimates from what was reported in our 2022 Form 10-K.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 17 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of Income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 17 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
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
The key factors that impact Evernorth Health Services' Pharmacy revenues, Fee and other revenues and Pharmacy and other service costs are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2022 Form 10-K for additional information on revenue and cost recognition policies for this segment.
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
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing and manufacturer rebates on our clients' behalf. Through these contract affordability services, we seek to improve the effectiveness of our integrated solutions for the benefit of our clients by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our revenues, cost of revenues and gross profit could increase or decrease as a result of these contract affordability services. Inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients continues to be a significant driver of our revenues and cost of revenues in the current environment.
In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items.

Results of Operations

Financial Summary
	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022
Total revenues	$36,179	$33,586	8%
Adjusted revenues (1)	$36,179	$33,586	8%
Pharmacy and other service costs	$33,973	$31,575	8%
Gross profit (2)	$2,206	$2,011	10%
Adjusted gross profit (1),(2)	$2,206	$2,011	10%
Pre-tax adjusted income from operations	$1,320	$1,302	1%
Pre-tax adjusted margin	3.6%	3.9%
Adjusted expense ratio (3)	2.3%	2.1%

Selected Financial Information
	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2023	2022
Pharmacy revenue by distribution channel
Adjusted network revenues (1)	$15,748	$15,531	1%
Adjusted home delivery and specialty revenues (1)	16,025	14,699	9
Other pharmacy revenues	1,867	1,712	9
Total adjusted pharmacy revenues (1)	$33,640	$31,942	5%
Adjusted fees and other revenues (1)	2,489	1,634	52
Net investment income	50	10	N/M
Adjusted revenues (1)	$36,179	$33,586	8%
Pharmacy script volume (4)
Adjusted network scripts	315	315	—%
Adjusted home delivery and specialty scripts	66	70	(6)
Total adjusted scripts	381	385	(1)%
Generic fill rate (5)
Network	88.2%	87.2%	100	bps
Home delivery	84.0%	85.4%	(140)	bps
Overall generic fill rate	87.8%	87.0%	80	bps
(1)Total revenues and gross profit were equal to adjusted revenues and adjusted gross profit as there were no special items in the periods presented.
(2)Gross profit and adjusted gross profit are calculated as total revenues or adjusted total revenues less pharmacy and other services costs.
(3)Adjusted expense ratio is calculated as selling, general and administrative expenses as a percentage of adjusted revenues.
(4)Non-specialty network scripts filled through 90-day programs and home delivery scripts are multiplied by three. All other network and specialty scripts are counted as one script.
(5)Generic fill rate is defined as the total number of generic scripts divided by the total overall scripts filled.

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Adjusted network revenues slightly increased, reflecting inflation on branded drugs, partially offset by a decrease in mix and an increase in the generic fill rate.

Adjusted home delivery and specialty revenues increased 9%, reflecting higher specialty claims volume and inflation on, and higher sales of, branded drugs. These increases were partially offset by lower home delivery claims volume.

Other pharmacy revenues increased 9%, reflecting higher volume from our CuraScript Specialty Distribution business.

Adjusted fees and other revenues increased 52%, reflecting client growth of our Care Delivery and Management Solutions, including cross-enterprise leverage, and client growth from our continued contract affordability services.

Adjusted gross profit and pre-tax adjusted income from operations increased 10% and 1%, respectively, reflecting growth in specialty pharmacy, partially offset by strategic investments to support business growth and continued advancement of our capabilities.

The adjusted expense ratio increased 20 bps, reflecting increased strategic investments to support business growth and continued advancement of our capabilities.

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
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Cigna Healthcare segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three months ended March 31, 2023, the impact of this amended guidance is immaterial. See Note 2 to the Consolidated Financial Statements for additional information.
Results of Operations

Financial Summary
	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022
Adjusted revenues	$12,718	$11,393	12%
Pre-tax adjusted income from operations	$1,115	$1,297	(14)%
Pre-tax adjusted margin	8.8%	11.4%	(260)	bps
Medical care ratio	81.3%	81.5%	20	bps
Adjusted expense ratio	21.4%	20.5%	(90)	bps
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Adjusted revenues increased 12%, reflecting customer growth in U.S. Government and U.S. Commercial mostly driven by our Individual business, increased specialty contributions and higher premium rates due to anticipated underlying medical cost trend, partially offset by lower net investment income.
Pre-tax adjusted income from operations decreased 14%, primarily due to a higher adjusted expense ratio and lower net investment income, partially offset by a lower medical care ratio.
The medical care ratio decreased 20 bps, reflecting effective pricing execution and favorable cost trends, inclusive of lower COVID-19 costs.
The adjusted expense ratio increased 90 bps, primarily due to volume-related expenses, higher spend on investments to support growth and lower net investment income, partially offset by revenue growth across all segments.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of March 31,
(In thousands)	2023	2022	% Change
Insured	5,205	4,682	11%
U.S. Commercial	2,218	2,166	2
U.S. Government	1,837	1,397	31
International Health (1)	1,150	1,119	3
Services only	14,268	13,097	9
U.S. Commercial	13,808	12,455	11
U.S. Government	6	5	20
International Health (1)	454	637	(29)
Total	19,473	17,779	10%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries. International Health lives as of March 31, 2023 reflect the transition of certain run-off business to Other Operations beginning January 1, 2023.
Our medical customer base increased 10%, primarily driven by growth in fee-based customers as well as growth in Individual and Medicare Advantage customers.

See Part I, Item 1 of our 2022 Form 10-K for definitions of Cigna Healthcare's market segments.

Unpaid Claims and Claim Expenses

(In millions)	As of March 31, 2023	As of December 31, 2022	% Change
Unpaid claims and claim expenses – Cigna Healthcare	$4,959	$4,176	19%
Our unpaid claims and claim expenses liability increased 19%, driven by stop loss seasonality and higher volumes in our Individual and Medicare Advantage businesses.

Other Operations
Other Operations includes corporate owned life insurance ("COLI") and the Company's run-off operations. In the prior period, Other Operations also included the International businesses sold in July 2022 and our interest in a joint venture in Türkiye sold in December 2022. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Other Operations segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three months ended March 31, 2023, the impact of this amended guidance is immaterial. See Note 2 to the Consolidated Financial Statements for additional information.

Results of Operations

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022
Adjusted revenues	$157	$979	(84)%
Pre-tax adjusted income from operations	$15	$229	(93)%
Pre-tax adjusted margin	9.6%	23.4%	(1,380)	bps
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Adjusted revenues and pre-tax adjusted income from operations decreased 84% and 93%, respectively, primarily due to the absence of revenues and earnings from the businesses divested in the Chubb transaction.
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

Financial Summary	Three Months Ended March 31,		Change Favorable (Unfavorable)
(In millions)	2023	2022
Pre-tax adjusted loss from operations	$(414)	$(343)	(21)%

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Pre-tax adjusted loss from operations increased 21%, primarily due to higher interest rates on our indebtedness and increased pension costs due to lower asset returns and a higher discount rate. While our pension expense has increased year-over-year, we continue to expect the required contributions for 2023 to be immaterial.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	March 31, 2023	December 31, 2022
Debt securities	$9,909	$9,872
Equity securities	3,120	622
Commercial mortgage loans	1,607	1,614
Policy loans	1,211	1,218
Other long-term investments	3,936	3,728
Short-term investments	141	139
Total	$19,924	$17,193

Investment Outlook
We continue to actively monitor economic conditions including the impact of inflation, higher interest rates and the potential for a recession in 2023 on the investment portfolio. Although there has been very limited impact to date on our investment portfolio as a result of recent banking failures, we are also monitoring this situation and any potential impacts on our investments. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	March 31, 2023	December 31, 2022
Federal government and agency	$297	$312
State and local government	41	41
Foreign government	371	365
Corporate	8,856	8,806
Mortgage and other asset-backed	344	348
Total	$9,909	$9,872

Our debt securities portfolio increased during the three months ended March 31, 2023 primarily due to an increase in valuations due to a slight decrease in interest rates. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the last several quarters. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of March 31, 2023, $8.1 billion, or 82%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.8 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $4.2 billion. These investments are generally less marketable than publicly traded bonds; however, yields on these investments tend to be higher than yields on publicly traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Elevated global inflation, higher interest rates, continuing supply chain disruptions and potential fallout from the current stress in the banking system are the primary risks that many of the issuers in our portfolio are facing. To date, most issuers have been successful in managing the cost escalation and product shortages without undue margin pressure. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of March 31, 2023, our $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of March 31, 2023. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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

Other Long-term Investments
Other long-term investments of $3.9 billion as of March 31, 2023 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. The increase in other long-term investments of $0.2 billion since December 31, 2022 is primarily driven by net additional funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the first quarter largely reflects the underlying financial information from the fourth quarter of 2022. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 5% of our other long-term investments are exposed to real estate in the office sector.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.4 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $10.3 billion as of March 31, 2023. These investments were comprised of approximately 70% debt securities, including government and corporate debt diversified by issuer, industry and geography; 20% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of March 31, 2023.

MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section of our 2022 Form 10-K. As of March 31, 2023, there were no material changes in our risk exposures from those reported in our 2022 Form 10-K.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended March 31, 2023:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
January 1-31, 2023	1,645,320	$312.03	1,645,228	$3,060
February 1-28, 2023	836,644	$297.60	675,164	$2,860
March 1-31, 2023	1,070,256	$279.47	878,786	$2,619
Total	3,552,220	$298.82	3,199,178	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 92 shares in January, 161,480 shares in February and 191,470 shares in March 2023.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From April 1, 2023 through May 4, 2023, the Company repurchased 0.5 million shares for approximately $139 million, leaving repurchase authority at $2.5 billion as of May 4, 2023.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.
Item 5. OTHER INFORMATION
The information contained under "Supplemental Pharmacy Benefit Management Model Disclosure" in Exhibit 20.1 to this Form 10-Q is incorporated herein by reference.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed herewith.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023.
4.1(g)	Supplemental Indenture No. 6 dated as of March 7, 2023, between The Cigna Group and U.S. Bank Trust Company, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 7, 2023 and incorporated herein by reference.
10.31	Offer letter for Noelle Eder dated July 22, 2020	Filed herewith.
20.1	Supplemental Pharmacy Benefit Management Model Disclosure	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2023

THE CIGNA GROUP

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)