Form 10-Q
period 2023-06-30
Cigna Group
filed 2023-08-03
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2023, 295,980,135 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022 (1)	2023	2022 (1)
Revenues
Pharmacy revenues	$33,964	$31,972	$66,108	$62,669
Premiums	11,039	10,426	22,064	20,782
Fees and other revenues	3,305	2,755	6,376	5,294
Net investment income	278	325	555	739
TOTAL REVENUES	48,586	45,478	95,103	89,484
Benefits and expenses
Pharmacy and other service costs	33,442	31,150	64,901	60,963
Medical costs and other benefit expenses	9,034	8,192	18,080	16,464
Selling, general and administrative expenses	3,434	3,264	6,972	6,539
Amortization of acquired intangible assets	455	501	914	959
TOTAL BENEFITS AND EXPENSES	46,365	43,107	90,867	84,925
Income from operations	2,221	2,371	4,236	4,559
Interest expense and other	(363)	(301)	(721)	(600)
Net realized investment gains (losses)	26	(89)	(30)	(411)
Income before income taxes	1,884	1,981	3,485	3,548
TOTAL INCOME TAXES	374	411	669	766
Net income	1,510	1,570	2,816	2,782
Less: Net income attributable to noncontrolling interests	50	13	89	28
SHAREHOLDERS' NET INCOME	$1,460	$1,557	$2,727	$2,754
Shareholders' net income per share
Basic	$4.96	$4.94	$9.24	$8.69
Diluted	$4.92	$4.89	$9.15	$8.61
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022 (1)	2023	2022 (1)
Net income	$1,510	$1,570	$2,816	$2,782
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	20	(670)	214	(1,513)
Net long-duration insurance and contractholder liabilities measurement adjustments	(117)	6	(448)	465
Net translation losses on foreign currencies	(19)	(207)	(3)	(270)
Postretirement benefits liability adjustment	7	27	17	40
Other comprehensive loss, net of tax	(109)	(844)	(220)	(1,278)
Total comprehensive income	1,401	726	2,596	1,504

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	45	2	79	5
Net income attributable to other noncontrolling interests	5	11	10	23
Other comprehensive loss attributable to redeemable noncontrolling interests	—	(1)	—	(3)
Total comprehensive income attributable to noncontrolling interests	50	12	89	25
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,351	$714	$2,507	$1,479
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of June 30,	As of December 31,
(In millions)	2023	2022 (1)
Assets
Cash and cash equivalents	$9,585	$5,924
Investments	872	905
Accounts receivable, net	18,333	17,218
Inventories	4,514	4,777
Other current assets	1,407	1,298
Total current assets	34,711	30,122
Long-term investments	18,967	16,288
Reinsurance recoverables	5,143	5,416
Property and equipment	3,884	3,774
Goodwill	45,811	45,811
Other intangible assets	31,713	32,492
Other assets	2,501	2,704
Separate account assets	7,324	7,278
TOTAL ASSETS	$150,054	$143,885
Liabilities
Current insurance and contractholder liabilities	$7,539	$5,409
Pharmacy and other service costs payable	18,617	17,070
Accounts payable	8,072	7,775
Accrued expenses and other liabilities	8,499	7,978
Short-term debt	4,618	2,993
Total current liabilities	47,345	41,225
Non-current insurance and contractholder liabilities	11,575	11,976
Deferred tax liabilities, net	7,594	7,786
Other non-current liabilities	2,575	2,766
Long-term debt	28,115	28,100
Separate account liabilities	7,324	7,278
TOTAL LIABILITIES	104,528	99,131
Contingencies — Note 16
Redeemable noncontrolling interests	62	66
Shareholders' equity
Common stock (2)	4	4
Additional paid-in capital	30,436	30,233
Accumulated other comprehensive loss	(1,878)	(1,658)
Retained earnings	39,936	37,940
Less: Treasury stock, at cost	(23,053)	(21,844)
TOTAL SHAREHOLDERS' EQUITY	45,445	44,675
Other noncontrolling interests	19	13
Total equity	45,464	44,688
Total liabilities and equity	$150,054	$143,885
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
(2)Par value per share, $0.01; shares issued, 399 million as of June 30, 2023 and 398 million as of December 31, 2022; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2023	$4	$30,332	$(1,769)	$38,841	$(22,906)	$44,502	$16	$44,518	$78
Effects of issuing stock for employee benefits plans		106			(1)	105		105
Other comprehensive loss			(109)			(109)		(109)	—
Net income				1,460		1,460	5	1,465	45
Common dividends declared (per share: $1.23)				(365)		(365)		(365)
Repurchase of common stock		—			(146)	(146)		(146)
Other transactions impacting noncontrolling interests		(2)				(2)	(2)	(4)	(61)
Balance at June 30, 2023	$4	$30,436	$(1,878)	$39,936	$(23,053)	$45,445	$19	$45,464	$62

Three Months Ended June 30, 2022 (1)
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2022, as retrospectively restated (1)	4	29,736	(1,500)	33,464	(15,581)	46,123	22	46,145	55
Effect of issuing stock for employee benefit plans		194			(1)	193		193
Other comprehensive loss			(843)			(843)		(843)	(1)
Net income				1,557		1,557	11	1,568	2
Common dividends declared (per share: $1.12)				(353)		(353)		(353)
Repurchase of common stock		—			(1,006)	(1,006)		(1,006)
Other transactions impacting noncontrolling interests		—				—	(3)	(3)	(11)
Balance at June 30, 2022	$4	$29,930	$(2,343)	$34,668	$(16,588)	$45,671	$30	$45,701	$45
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022, as retrospectively restated (1)	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		205			(105)	100		100
Other comprehensive loss			(220)			(220)		(220)	—
Net income				2,727		2,727	10	2,737	79
Common dividends declared (per share: $2.46)				(731)		(731)		(731)
Repurchase of common stock		—			(1,104)	(1,104)		(1,104)
Other transactions impacting noncontrolling interests		(2)				(2)	(4)	(6)	(83)
Balance at June 30, 2023	$4	$30,436	$(1,878)	$39,936	$(23,053)	$45,445	$19	$45,464	$62

Six Months Ended June 30, 2022 (1)
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021, as retrospectively restated (1)	4	29,574	(1,068)	32,623	(14,175)	46,958	18	46,976	54
Effect of issuing stock for employee benefit plans		356			(73)	283		283
Other comprehensive loss			(1,275)			(1,275)		(1,275)	(3)
Net income				2,754		2,754	23	2,777	5
Common dividends declared (per share: $2.24)				(709)		(709)		(709)
Repurchase of common stock		—			(2,340)	(2,340)		(2,340)
Other transactions impacting noncontrolling interests		—				—	(11)	(11)	(11)
Balance at June 30, 2022	$4	$29,930	$(2,343)	$34,668	$(16,588)	$45,671	$30	$45,701	$45
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2023	2022 (1)
Cash Flows from Operating Activities
Net income	$2,816	$2,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,504	1,476
Realized investment losses, net	30	411
Deferred income tax benefit	(207)	(164)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(1,144)	(2,769)
Inventories	263	(59)
Reinsurance recoverable and Other assets	109	530
Insurance liabilities	1,727	(8)
Pharmacy and other service costs payable	1,547	1,124
Accounts payable and Accrued expenses and other liabilities	638	(34)
Other, net	237	(15)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,520	3,274
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	646	1,239
Investment maturities and repayments:
Debt securities and equity securities	502	863
Commercial mortgage loans	82	69
Other sales, maturities and repayments (primarily short-term and other long-term investments)	313	745
Investments purchased or originated:
Debt securities and equity securities	(3,339)	(2,024)
Commercial mortgage loans	(59)	(84)
Other (primarily short-term and other long-term investments)	(685)	(849)
Property and equipment purchases, net	(805)	(612)
Divestitures, net of cash sold	27	(57)
Other, net	(79)	(22)
NET CASH USED IN INVESTING ACTIVITIES	(3,397)	(732)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	96	84
Withdrawals and benefit payments from contractholder deposit funds	(100)	(94)
Net change in short-term debt	183	(244)
Repayment of long-term debt	(80)	—
Net proceeds on issuance of long-term debt	1,491	—
Repurchase of common stock	(1,116)	(2,374)
Issuance of common stock	59	217
Common stock dividend paid	(730)	(709)
Other, net	(275)	33
NET CASH USED IN FINANCING ACTIVITIES	(472)	(3,087)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	9	(80)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,660	(625)
Cash, cash equivalents and restricted cash January 1, (2)	5,976	5,548
Cash, cash equivalents and restricted cash, June 30,	9,636	4,923
Cash and cash equivalents reclassified to Assets of businesses held for sale	—	(455)
Cash, cash equivalents and restricted cash June 30, per Consolidated Balance Sheets (3)	$9,636	$4,468
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$926	$911
Interest paid	$632	$615
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

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services.

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
Other Operations comprises the remainder of our business operations, which includes ongoing businesses and exited businesses. Our ongoing businesses include continuing business (corporate-owned life insurance ("COLI")) and our run-off businesses. Our run-off businesses include (i) variable annuity reinsurance business (also referred to as guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business) that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses comprised of deferred gains from the sales of these businesses. Our exited businesses include our interest in a joint venture in Türkiye, which was sold in December 2022 and the international life, accident and supplemental benefits businesses sold in July 2022 (the "Chubb transaction").
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

Recent Accounting Pronouncements
The Company's 2022 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. The following information provides updates on recently adopted accounting pronouncements that have occurred since the Company filed its 2022 Form 10-K. There are no significant accounting pronouncements not yet adopted as of June 30, 2023.

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
•Discount rate assumptions are updated quarterly based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed income instrument"), with any changes reflected in other comprehensive income. The upper-medium grade fixed income instrument yield is interpreted to mean A-rated.
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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	June 30, 2023	December 31, 2022
Pharmaceutical manufacturers receivables	$7,922	$7,108
Noninsurance customer receivables	7,799	6,899
Insurance customer receivables	2,360	2,963
Other receivables	252	248
Total	$18,333	$17,218

These receivables are reported net of our allowances of $2.8 billion as of June 30, 2023 and $1.9 billion as of December 31, 2022. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain receivables from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $99 million as of June 30, 2023 and $86 million as of December 31, 2022.
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

As of June 30, 2023 and December 31, 2022, $1.6 billion and $1.3 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the program by the financial institution and reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. We have been informed by the financial institution that $263 million as of June 30, 2023 of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the program.

Note 5 – Mergers, Acquisitions and Divestitures

A.Investment in CarepathRx Health Systems Solutions
In July 2023, Evernorth Health, Inc. became a minority owner in CarepathRx Health Systems Solutions ("CHSS"), through a $437 million equity method investment in CHSS JV LLC (a holding company for the CHSS business and a CarepathRx company). CarepathRx provides integrated hospital pharmacy solutions to support patients across their complete health care journey. By pairing Evernorth Health Services' diverse specialty and care expertise with CHSS' robust pharmacy and infusion management capabilities, technology solutions and health system relationships, we can further improve, expand and accelerate pharmacy care delivery for the growing number of patients with chronic and complex care needs.

B.Divestiture of International Businesses

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
C.Integration and Transaction-related Costs
In the first six months of 2023 and 2022, the Company incurred net costs related to the Chubb transaction and continued strategic realignment. In 2022, the Company also incurred net costs related to the sale of the Group Disability and Life business and acquisition of MDLIVE, Inc. These net costs were $6 million pre-tax ($5 million after-tax) for the three months ended and $7 million pre-tax ($6 million after-tax) for the six months ended June 30, 2023, compared with $36 million pre-tax ($26 million after-tax) for the three months ended and $88 million pre-tax ($63 million after-tax) for the six months ended June 30, 2022. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2023			June 30, 2022
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,460		$1,460	$1,557		$1,557
Shares:
Weighted average	294,512		294,512	315,122		315,122
Common stock equivalents		2,367	2,367		3,182	3,182
Total shares	294,512	2,367	296,879	315,122	3,182	318,304
Earnings per share	$4.96	$(0.04)	$4.92	$4.94	$(0.05)	$4.89

	Six Months Ended
	June 30, 2023			June 30, 2022
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$2,727		$2,727	$2,754		$2,754
Shares:
Weighted average	295,105		295,105	316,795		316,795
Common stock equivalents		2,831	2,831		2,989	2,989
Total shares	295,105	2,831	297,936	316,795	2,989	319,784
Earnings per share	$9.24	$(0.09)	$9.15	$8.69	$(0.08)	$8.61

Amounts reflected above for the three and six months ended June 30, 2022 have been restated to reflect the impact of adopting amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements).

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Anti-dilutive options	0.9	1.3	0.9	2.0

The Company held approximately 103.3 million shares of common stock in treasury at June 30, 2023, 99.1 million shares as of December 31, 2022 and 81.3 million shares as of June 30, 2022.

Note 7 – Debt
The outstanding amounts of debt, net of issuance costs, discounts or premiums, and finance leases were as follows:

(In millions)	June 30, 2023	December 31, 2022
Short-term debt
Commercial paper	$200	$—
$17 million, 8.300% Notes due January 2023	—	17
$63 million, 7.650% Notes due March 2023	—	63
$700 million, Floating Rate Notes due July 2023	700	700
$1,000 million, 3.000% Notes due July 2023	1,000	994
$1,187 million, 3.750% Notes due July 2023	1,187	1,186
$500 million, 0.613% Notes due March 2024	499	—
$1,000 million, 3.500% Notes due June 2024	993	—
Other, including finance leases	39	33
Total short-term debt	$4,618	$2,993
Long-term debt
$500 million, 0.613% Notes due March 2024	—	499
$1,000 million, 3.500% Notes due June 2024	—	990
$900 million, 3.250% Notes due April 2025 (1)	870	872
$2,200 million, 4.125% Notes due November 2025	2,196	2,195
$1,500 million, 4.500% Notes due February 2026	1,503	1,503
$800 million, 1.250% Notes due March 2026	798	797
$700 million, 5.685% Notes due March 2026	697	—
$1,500 million, 3.400% Notes due March 2027	1,444	1,436
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	597	597
$3,800 million, 4.375% Notes due October 2028	3,786	3,785
$1,500 million, 2.400% Notes due March 2030	1,492	1,492
$1,500 million, 2.375% Notes due March 2031 (1)	1,383	1,380
$45 million, 8.080% Step Down Notes due January 2033 (2)	45	45
$800 million, 5.400% Notes due March 2033	794	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,192	2,192
$750 million, 3.200% Notes due March 2040	743	743
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	488	488
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,466	1,466
$1,000 million, 3.875% Notes due October 2047	989	989
$3,000 million, 4.900% Notes due December 2048	2,969	2,968
$1,250 million, 3.400% Notes due March 2050	1,236	1,236
$1,500 million, 3.400% Notes due March 2051	1,478	1,478
Other, including finance leases	66	66
Total long-term debt	$28,115	$28,100
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

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of June 30, 2023, there were no outstanding balances under these revolving credit agreements.

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

Each of the two facilities is diversified among 21 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization as of June 30, 2023. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing in April 2027; a $1.0 billion three-year revolving credit agreement maturing in April 2025; and a $1.0 billion 364-day revolving credit agreement maturing in April 2023.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The average interest rate of our commercial paper was 5.41% at June 30, 2023.

Debt Covenants. The Company was in compliance with its debt covenants as of June 30, 2023.

Interest Expense
Interest expense on long-term and short-term debt was $350 million for the three months ended and $695 million for the six months ended June 30, 2023, compared with $316 million for the three months ended and $630 million for the six months ended June 30, 2022.

Note 8 – Common and Preferred Stock

Dividends
In the first six months of 2023, The Cigna Group declared quarterly cash dividends of $1.23 per share of the Company's common stock. In the first six months of 2022, The Cigna Group declared quarterly cash dividends of $1.12 per share of the Company's common stock.
The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
On July 26, 2023, the Board of Directors declared the third quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on September 21, 2023 to shareholders of record on September 6, 2023. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	June 30, 2023			December 31, 2022			June 30, 2022
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,257	$79	$5,336	$4,117	$59	$4,176	$4,490
Other Operations	110	187	297	107	177	284	709
Future policy benefits
Cigna Healthcare	60	535	595	43	544	587	634
Other Operations	297	3,290	3,587	150	3,442	3,592	7,512
Contractholder deposit funds
Cigna Healthcare	13	145	158	14	157	171	185
Other Operations	364	6,283	6,647	351	6,358	6,709	6,801
Market risk benefits	35	1,034	1,069	51	1,217	1,268	1,403
Unearned premiums	1,403	22	1,425	576	22	598	985
Total							22,719
Insurance and contractholder liabilities classified as Liabilities of businesses held for sale (1)							(4,427)
Total insurance and contractholder liabilities	$7,539	$11,575	$19,114	$5,409	$11,976	$17,385	$18,292
(1)Amounts classified as Liabilities of businesses held for sale primarily include $3.6 billion of Future policy benefits, $0.4 billion of Unpaid claims and $0.4 billion of Unearned premiums as of June 30, 2022.
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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $5.0 billion at June 30, 2023 and $4.1 billion at June 30, 2022.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022
Beginning balance	$4,176	$4,261
Less: Reinsurance and other amounts recoverable	221	261
Beginning balance, net	3,955	4,000
Incurred costs related to:
Current year	17,974	15,751
Prior years	(202)	(268)
Total incurred	17,772	15,483
Paid costs related to:
Current year	13,408	11,900
Prior years	3,199	3,290
Total paid	16,607	15,190
Ending balance, net	5,120	4,293
Add: Reinsurance and other amounts recoverable	216	197
Ending balance	$5,336	$4,490
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Six Months Ended
	June 30, 2023		June 30, 2022
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$29	0.1%	$84	0.2%
Medical cost trend	173	0.5	184	0.6
Total favorable variance	$202	0.6%	$268	0.8%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2022.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2021.

Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.
C.Future Policy Benefits
Accounting Policy. Future policy benefits represent the present value of estimated future obligations, estimated using actuarial methods, for long-duration insurance policies and annuity products currently in force, consisting primarily of reserves for annuity contracts, life insurance benefits, and certain supplemental health products that are guaranteed renewable beyond one year.
Contracts are grouped at a level no higher than issue year, based on the original contract issue date, and at lower levels of disaggregation within each issue year for certain businesses to reflect factors including product type, plan type and currency. Management estimates these obligations based on assumptions for premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables, and are updated at least annually, to the extent changes in circumstances require. Interest rate assumptions are based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed income instrument"). For interest accretion purposes, interest rates are fixed at the year of the cohort's inception, however for purposes of liability measurement, are updated to the current rate quarterly, with all changes in the interest rate from inception to current period reported through Accumulated other comprehensive loss. For contracts issued domestically, we use observable inputs from a published spot rate curve for terms up to 30 years and extrapolate for longer terms using a constant forward rate approach. For contracts issued by foreign operating entities with functional currencies other than the U.S. dollar, we use observable inputs to approximate a risk free rate and add a credit spread adjustment to align with a low credit risk fixed income instrument. For terms beyond the last observable risk free rates, which vary by international market, we extrapolate to the ultimate forward rate assuming a constant credit spread.
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
Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	June 30, 2023	June 30, 2022
Interest accretion rate	2.20%	2.72%
Current discount rate	5.36%	4.87%
Weighted average duration	7.8 years	7.2 years

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

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022
Present value of expected net premiums
Beginning balance	$8,557	$9,314
Reversal of effect of beginning of period discount rate assumptions	1,537	(367)
Effect of assumption changes and actual variances from expected experience	51	—
Issuances and lapses	570	434
Net premiums collected	(658)	(623)
Interest and other (1)	106	89
Ending balance at original discount rate	10,163	8,847
Effect of end of period discount rate assumptions	(1,491)	(923)
Ending balance (2)	$8,672	$7,924

Present value of expected policy benefits
Beginning balance	$8,945	$9,794
Reversal of effect of discount rate assumptions	1,611	(379)
Effect of assumption changes and actual variances from expected experience	54	—
Issuances and lapses	558	565
Benefit payments	(661)	(768)
Interest and other (1)	121	105
Ending balance at original discount rate	10,628	9,317
Effect of discount rate assumptions	(1,565)	(958)
Ending balance (3)	$9,063	$8,359

Liability for future policy benefits	$391	$435
Other (4)	204	199
Total liability for future policy benefits (5)	$595	$634
(1)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(2)As of June 30, 2023 and June 30, 2022, respectively, undiscounted expected future gross premiums were $17.7 billion and $13.7 billion. As of June 30, 2023 and June 30, 2022, respectively, discounted expected future gross premiums were $12.3 billion and $10.2 billion.
(3)As of June 30, 2023 and June 30, 2022, respectively, undiscounted expected future policy benefits were $12.9 billion and $11.2 billion.
(4)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(5)$154 million and $150 million of reinsurance recoverable asset reported in the Consolidated Balance Sheets as of June 30, 2023 and June 30, 2022, respectively, relate to the liability for future policy benefits.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	June 30, 2023	June 30, 2022
Interest accretion rate	5.64%	5.64%
Current discount rate	5.02%	4.52%
Weighted average duration	11.7 years	12.4 years

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

Future policy benefits for Other Operations includes DPL of $386 million as of June 30, 2023 and $380 million as of June 30, 2022. Future policy benefits excluding DPL were $3.2 billion as of both June 30, 2023 and December 31, 2022 and $3.5 billion and

$4.3 billion as of June 30, 2022 and December 31, 2021, respectively. These balances exclude amounts classified as Liabilities of businesses held for sale of $3.6 billion as of June 30, 2022 and $3.8 billion as of December 31, 2021. The change in future policy benefits reserves year-to-date was primarily driven by changes in the current discount rate.
Undiscounted expected future policy benefits were $4.5 billion as of June 30, 2023 and $4.7 billion as of June 30, 2022. As of June 30, 2023 and June 30, 2022, $1.0 billion and $1.1 billion of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Accounting Policy. Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products as well as investment earnings on their fund balances in Other Operations. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. Interest credited on these funds is accrued ratably over the contract period.

Contractholder deposit fund liabilities within Other Operations were $6.6 billion as of June 30, 2023 and $6.7 billion as of December 31, 2022 and $6.8 billion and $6.9 billion as of June 30, 2022 and December 31, 2021, respectively. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of June 30, 2023, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not externally reinsured were 3.26%, $3.2 billion and $2.8 billion, respectively. The comparative amounts as of June 30, 2022 were 3.20%, $3.4 billion and $2.8 billion, respectively. As of both June 30, 2023 and June 30, 2022, more than 99% of the $4.1 billion liability not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion represented contracts with policies at the guarantee. At both of these same period ends, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.7 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. More than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Accounting Policy. Variable annuity reinsurance liabilities are measured as MRBs at fair value, net of nonperformance risk, with fluctuations in value gross of reinsurer nonperformance risk reported in benefit expenses while fluctuations in the Company's own nonperformance risk (own credit risk) are reported in Accumulated other comprehensive loss. Nonperformance risk reflects risk that a party might default and therefore not fulfill its obligations (i.e. nonpayment risk). The nonperformance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the variable annuity reinsurance liabilities to be paid by the Company and (b) the variable annuity reinsurance assets to be paid by the reinsurers, after considering collateral. The Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy described in Note 12 to the Consolidated Financial Statements because assumptions related to future annuitant behavior are largely unobservable. As discussed further in Note 10 to the Consolidated Financial Statements, due to the reinsurance agreements covering these liabilities, the liabilities do not generally impact net income except for the change in nonperformance risk on the reinsurance recoverable, which is reported in benefit expenses and does not offset the nonperformance risk valuation on the liability. Variable annuity liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse and annuity election rates).

Market risk benefits activity was as follows:

	Six Months Ended
(In millions)	June 30, 2023	June 30, 2022
Balance, beginning of year	$1,268	$1,824
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,379	1,949
Changes due to expected run-off	(14)	(33)
Changes due to capital markets versus expected	(194)	(441)
Changes due to policyholder behavior versus expected	8	(8)
Assumption changes	(32)	39
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	1,147	1,506
Nonperformance risk (own credit risk), end of period	(78)	(103)
Balance, end of period	$1,069	$1,403
Reinsured market risk benefit, end of period	$1,143	$1,500

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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2023	June 30, 2022
Net amount at risk	$1,871	$2,728
Average attained age of contractholders (weighted by exposure)	76.3 years	74.2 years

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

A.Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables primarily for expected credit losses.

The Company's reinsurance recoverables as of June 30, 2023 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$95	$95
BBB- to BBB+ equivalent current credit ratings (1)	—	—	59	59
Not rated	150	1	90	241
Total recoverables related to ongoing operations (2)	150	1	244	395
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,750	—	2,750
Empower Annuity Insurance Company	—	—	130	130
Prudential Insurance Company of America	364	—	—	364
Life Insurance Company of North America	—	382	—	382
Other	179	29	15	223
Not rated	—	8	4	12
Total recoverables related to acquisition, disposition or run-off activities	543	3,169	149	3,861
Total reinsurance recoverables before market risk benefits	$693	$3,170	$393	$4,256
Allowance for uncollectible reinsurance				(35)
Market risk benefits (4)				1,143
Total reinsurance recoverables (2)				$5,364
(1)Certified by a Nationally Recognized Statistical Rating Organization ("NRSRO").
(2)Includes $221 million of current reinsurance recoverables that are reported in Other current assets.
(3)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(4)Total Berkshire and certain Other recoverables reflected under acquisition, disposition or run-off activities in the Company's 2022 Form 10-K that relate to the Company's variable annuity reinsurance products discussed in section B below are now reported at fair market value as MRBs, as further discussed in Note 9 to the Consolidated Financial Statements. At December 31, 2022, we reported $711 million of recoverables related to the GMDB variable annuity reinsurance product. The restated December 31, 2022 variable annuity reinsurance recoverable balance is $1.4 billion, which also includes the GMIB variable annuity reinsurance product that was classified in Other assets prior to the adoption of LDTI.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at June 30, 2023. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	June 30, 2023	December 31, 2022	Collateral and Other Terms at June 30, 2023
Berkshire	$917	$1,116	95% were secured by assets in a trust.
Sun Life Assurance Company of Canada	105	115
Liberty Re (Bermuda) Ltd.	115	128	100% were secured by assets in a trust.
SCOR SE	31	39	75% were secured by a letter of credit.
Market risk benefits (2)	$1,168	$1,398
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes IBNR and outstanding claims of $28 million offset by premium due of $3 million. These amounts are excluded from market risk benefits at June 30, 2023 in Note 9 and Note 10A to the Consolidated Financial Statements. At December 31, 2022, IBNR and outstanding claims of $27 million offset by premium due of $3 million were excluded from the market risk benefits as restated due to the adoption of LDTI.

The impact of nonperformance risk (i.e. the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the three and six months ended June 30, 2023 and June 30, 2022.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	June 30, 2023			December 31, 2022
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$574	$8,894	$9,468	$654	$9,218	$9,872
Equity securities	42	3,320	3,362	45	577	622
Commercial mortgage loans	104	1,483	1,587	67	1,547	1,614
Policy loans	—	1,232	1,232	—	1,218	1,218
Other long-term investments	—	4,038	4,038	—	3,728	3,728
Short-term investments	152	—	152	139	—	139
Total	$872	$18,967	$19,839	$905	$16,288	$17,193

A.Investment Portfolio

Debt Securities

Accounting policy. Our accounting policy for debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) remains materially consistent with the policy disclosed in the Company's 2022 Form 10-K. However, with the adoption of amended accounting guidance for long-duration insurance contracts on January 1, 2023 (discussed in Note 2 to the Consolidated Financial Statements), net unrealized appreciation on debt securities supporting the Company's run-off settlement annuity business is no longer reported in Non-current insurance and contractholder liabilities but rather is reported in Accumulated other comprehensive loss. See Note 14 to the Consolidated Financial Statements for the retrospectively restated Accumulated other comprehensive loss.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of June 30, 2023:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$605	$591
Due after one year through five years	3,892	3,649
Due after five years through ten years	3,069	2,732
Due after ten years	2,336	2,131
Mortgage and other asset-backed securities	406	365
Total	$10,308	$9,468
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2023
Federal government and agency	$276	$—	$26	$(11)	$291
State and local government	41	—	—	(2)	39
Foreign government	361	—	10	(20)	351
Corporate	9,224	(39)	99	(862)	8,422
Mortgage and other asset-backed	406	—	1	(42)	365
Total	$10,308	$(39)	$136	$(937)	$9,468

December 31, 2022
Federal government and agency	$292	$—	$32	$(12)	$312
State and local government	43	—	—	(2)	41
Foreign government	375	—	11	(21)	365
Corporate	9,742	(44)	89	(981)	8,806
Mortgage and other asset-backed	390	—	1	(43)	348
Total	$10,842	$(44)	$133	$(1,059)	$9,872

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

	June 30, 2023				December 31, 2022
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,687	$1,751	$(64)	706	$5,533	$6,127	$(594)	1,659
Below investment grade	251	257	(6)	882	887	964	(77)	1,287
More than one year
Investment grade	4,768	5,538	(770)	1,443	1,151	1,487	(336)	462
Below investment grade	717	814	(97)	845	330	382	(52)	369
Total	$7,423	$8,360	$(937)	3,876	$7,901	$8,960	$(1,059)	3,777

Equity Securities
The following table provides the values of the Company's equity security investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$671	$75	$673	$138
Equity securities with no readily determinable fair value	3,181	3,287	380	484
Total	$3,852	$3,362	$1,053	$622
In 2023, we became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. VillageMD is a provider of primary, multi-specialty and urgent care services that is majority-owned by Walgreens Boots Alliance, Inc. These securities are included in Equity securities with no readily determinable fair value in the above table. A dividend of 5.5% accrues annually on $2.2 billion of these shares. Consistent with our strategy to invest in targeted startup and growth-stage companies in the health care industry, approximately 95% of our investments in equity securities are in the health care sector.

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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	June 30, 2023			December 31, 2022
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$826	2.22		$901	2.12
60% to 79%	595	1.78		564	1.73
80% to 100%	166	1.14		149	1.17
Total	$1,587	1.93	62%	$1,614	1.89	60%

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

	Carrying Value as of
(In millions)	June 30, 2023	December 31, 2022
Real estate investments	$1,464	$1,319
Securities partnerships	2,351	2,166
Other	223	243
Total	$4,038	$3,728

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

As of June 30, 2023, there have been no material changes to the Company's derivative financial instruments. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of June 30, 2023 and December 31, 2022. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

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
The following realized gains and losses on investments exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net realized investment gains (losses), excluding credit loss expense and asset write-downs	$31	$(65)	$(20)	$(387)
Credit loss (expense) recoveries	(1)	(24)	2	(24)
Other investment asset write-downs	(4)	—	(12)	—
Net realized investment gains (losses), before income taxes	$26	$(89)	$(30)	$(411)
Net realized investment losses for the six months ended June 30, 2023 and June 30, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Financial assets at fair value
Debt securities
Federal government and agency	$147	$147	$144	$165	$—	$—	$291	$312
State and local government	—	—	39	41	—	—	39	41
Foreign government	—	—	351	365	—	—	351	365
Corporate	—	—	8,018	8,394	404	412	8,422	8,806
Mortgage and other asset-backed	—	—	315	313	50	35	365	348
Total debt securities	147	147	8,867	9,278	454	447	9,468	9,872
Equity securities (1)	5	6	70	132	—	—	75	138
Short-term investments	—	—	152	139	—	—	152	139
Derivative assets	—	—	192	230	—	1	192	231
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

The following table summarizes the fair value and significant unobservable inputs that were developed directly by the Company and used in pricing these debt securities. The range and weighted average basis point amounts for liquidity reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	June 30, 2023	December 31, 2022	Unobservable Input June 30, 2023	June 30, 2023		December 31, 2022
Debt securities
Corporate	$404	$412	Liquidity	60 - 1060 (300)	bps	60 - 1060 (270)	bps
Mortgage and other asset-backed securities	50	35	Liquidity	100 - 595 (270)	bps	105 - 520 (310)	bps
Total Level 3 debt securities	$454	$447

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Debt and Equity Securities
Beginning balance	$471	$686	$447	$796
(Losses) gains included in Shareholders' net income	(1)	(2)	—	10
Losses included in Other comprehensive loss	(5)	(24)	—	(51)
Purchases, sales and settlements
Purchases	—	27	4	76
Settlements	(18)	(71)	(27)	(152)
Total purchases, sales and settlements	(18)	(44)	(23)	(76)
Transfers into/(out of) Level 3
Transfers into Level 3	32	17	71	118
Transfers out of Level 3	(25)	(121)	(41)	(285)
Total transfers into/(out of) Level 3	7	(104)	30	(167)
Ending balance	$454	$512	$454	$512
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(1)	$(3)	$—	$(2)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$(6)	$(11)	$(5)	$(25)

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

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the six months ended June 30, 2023 and 2022 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Guaranteed separate accounts (See Note 16)	$218	$203	$347	$382	$—	$—	$565	$585
Non-guaranteed separate accounts (1)	210	211	5,623	5,522	224	203	6,057	5,936
Subtotal	$428	$414	$5,970	$5,904	$224	$203	6,622	6,521
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							702	757
Total							$7,324	$7,278
(1)Non-guaranteed separate accounts include $4.0 billion as of June 30, 2023 and December 31, 2022 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of June 30, 2023 and December 31, 2022.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2023 or 2022.
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

	Fair Value as of		Unfunded Commitment as of June 30, 2023	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	June 30, 2023	December 31, 2022
Securities partnerships	$425	$451	$211	Not applicable	Not applicable
Real estate funds	273	302	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$702	$757	$211
As of June 30, 2023, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the six months ended June 30, 2023 and 2022, impairments recognized requiring these assets to be measured at fair value were not material. Realized investment gains and losses from these observable price changes for the three and six months ended June 30, 2023 and June 30, 2022 were not material.

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

	Classification in Fair Value Hierarchy	June 30, 2023		December 31, 2022
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,460	$1,587	$1,491	$1,614
Long-term debt, including current maturities, excluding finance leases	Level 2	$30,313	$32,428	$28,653	$30,994

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of June 30, 2023 or December 31, 2022. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2022 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure. The Company's maximum exposure to loss from securities limited partnerships and real estate limited partnerships is $5.2 billion as of June 30, 2023 compared to $4.8 billion as of December 31, 2022 and the maximum exposure from real estate joint ventures is $0.8 billion as of June 30, 2023 compared to $0.6 billion as of December 31, 2022.

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

Shareholders' other comprehensive (loss), net of tax, for both the three and six months ended June 30, 2023 and June 30, 2022, is primarily driven by the change in discount rates for certain long duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI, including the restatement for amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements), are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Securities and Derivatives
Beginning balance, as retrospectively restated	$(138)	$423	$(332)	$1,266
Unrealized appreciation (depreciation) on securities and derivatives	7	(869)	259	(1,934)
Tax (expense) benefit	(12)	169	(66)	400
Net unrealized (depreciation) appreciation on securities and derivatives	(5)	(700)	193	(1,534)
Reclassification adjustment for losses included in Shareholders' net income (Net realized investment gains (losses))	31	38	26	27
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(6)	(8)	(5)	(6)
Net losses reclassified from AOCI to Shareholders' net income	25	30	21	21
Other comprehensive income (loss), net of tax	20	(670)	214	(1,513)
Ending balance	$(118)	$(247)	$(118)	$(247)
Net long-duration insurance and contractholder liabilities measurement adjustments (1)
Beginning balance	$(587)	$(306)	$(256)	$(765)
Current period change in discount rate for certain long duration liabilities	(147)	20	(558)	604
Tax benefit (expense)	36	9	137	(121)
Net current period change in discount rate for certain long duration liabilities	(111)	29	(421)	483
Current period change in instrument-specific credit risk for market risk benefits	(7)	(28)	(33)	(22)
Tax benefit	1	5	6	4
Net current period change in instrument-specific credit risk for market risk benefits	(6)	(23)	(27)	(18)
Other comprehensive (loss) income, net of tax	(117)	6	(448)	465
Ending balance	$(704)	$(300)	$(704)	$(300)
Translation of foreign currencies
Beginning balance, as retrospectively restated	$(138)	$(294)	$(154)	$(233)
Translation of foreign currencies	(20)	(182)	(5)	(242)
Tax benefit (expense)	1	(25)	2	(28)
Net translation of foreign currencies	(19)	(207)	(3)	(270)
Less: Net translation (loss) on foreign currencies attributable to noncontrolling interests	—	(1)	—	(3)
Shareholders' other comprehensive (loss), net of tax	(19)	(206)	(3)	(267)
Ending balance	$(157)	$(500)	$(157)	$(500)
Postretirement benefits liability
Beginning balance	$(906)	$(1,323)	$(916)	$(1,336)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	11	17	24	33
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(3)	(4)	(6)	(7)
Net adjustments reclassified from AOCI to Shareholders' net income	8	13	18	26
Valuation update	(2)	18	(2)	18
Tax benefit (expense)	1	(4)	1	(4)
Net change due to valuation update	(1)	14	(1)	14
Other comprehensive income, net of tax	7	27	17	40
Ending balance	$(899)	$(1,296)	$(899)	$(1,296)
Total Accumulated other comprehensive loss
Beginning balance, as retrospectively restated	$(1,769)	$(1,500)	$(1,658)	$(1,068)
Shareholders' other comprehensive (loss), net of tax	(109)	(843)	(220)	(1,275)
Ending balance	$(1,878)	$(2,343)	$(1,878)	$(2,343)
(1)Established upon the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.

Note 15 – Income Taxes
Income Tax Expense
The 19.9% effective tax rate for the three months ended June 30, 2023 and the 19.2% effective tax rate for the six months ended June 30, 2023 were each lower than the 20.7% rate for the three months ended June 30, 2022 and the 21.6% rate for the six months ended June 30, 2022. These decreases are driven largely by favorable results relative to the Company's foreign operations and the release of uncertain tax positions resulting from favorable audit developments.

As of June 30, 2023, we had approximately $274 million in deferred tax assets ("DTAs") associated with unrealized investment losses that are partially recorded in Accumulated other comprehensive loss. We have determined that a valuation allowance against the DTAs is not currently required based on the Company's ability to carry back losses and our ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any valuation allowance in the future.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2023, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $420 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2023. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2023 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of June 30, 2023.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the six months ended June 30, 2023.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations. On June 10, 2022, Express Scripts filed a Motion for Partial Summary Judgment seeking to limit Elevance's remaining prior authorization claims and a Motion to Exclude certain opinions offered by its experts. Elevance filed its opposition to both motions, and a cross-motion to submit a supplemental expert report, on July 9, 2022. Express Scripts' pending Motions were fully briefed at the end of July 2022. On March 8, 2023, the Court granted Express Scripts' Motion for Partial Summary Judgment, excluding in full the testimony of four of Elevance's experts and in part the testimony of two additional experts, and granted Elevance leave to submit a supplemental expert report. On April 5, 2023, the Court entered a scheduling order setting a trial on Elevance's remaining prior authorization claims to commence on December 4, 2023.

Medicare Advantage. A qui tam action that was filed by a private individual (the "relator") on behalf of the government in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene, which was granted on August 2, 2022. On October 14, 2022, the DOJ filed its complaint-in-intervention alleging that certain diagnoses made during in-home exams were invalid for risk adjustment purposes, seeking unspecified damages and penalties under the federal False Claims Act. The Company's motion to dismiss the DOJ's complaint is fully briefed and pending before the court. The Company's motion to dismiss relator's complaint was denied as moot after relator asked for and was granted permission to amend his complaint. Relator filed an amended complaint on July 28, 2023. The Company's response to the complaint is due September 11, 2023.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$6	$5	$36	$26	$7	$6	$88	$63
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	22	17	—	—	22	17
(Benefits) associated with litigation matters (Selling, general and administrative expenses)	—	—	(28)	(20)	—	—	(28)	(20)
Total impact from special items	$6	$5	$30	$23	$7	$6	$82	$60

Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. See Note 2 to the Consolidated Financial Statements for further information. Prior period summarized segment information has been retrospectively adjusted to conform to this new basis of accounting. Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2023
Revenues from external customers	$36,721	$11,505	$82	$—	$48,308
Intersegment revenues	1,422	1,044	—	(2,466)
Net investment income	62	135	76	5	278
Total revenues	38,205	12,684	158	(2,461)	48,586
Net realized investment results from certain equity method investments	—	30	—	—	30
Adjusted revenues	$38,205	$12,714	$158	$(2,461)	$48,616
Income (loss) before income taxes	$1,128	$1,156	$29	$(429)	$1,884
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(54)	(1)	—	—	(55)
Net realized investment (gains) losses (1)	(1)	5	—	—	4
Amortization of acquired intangible assets	443	12	—	—	455
Special items
Integration and transaction-related costs	—	—	—	6	6
Pre-tax adjusted income (loss) from operations	$1,516	$1,172	$29	$(423)	$2,294

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2022
Revenues from external customers	$33,716	$10,620	$817	$—	$45,153
Intersegment revenues	1,131	586	—	(1,717)
Net investment income	16	178	131	—	325
Total revenues	34,863	11,384	948	(1,717)	45,478
Net realized investment results from certain equity method investments	—	(49)	—	—	(49)
Adjusted revenues	$34,863	$11,335	$948	$(1,717)	$45,429
Income (loss) before income taxes	$1,044	$1,200	$168	$(431)	$1,981
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(13)	—	(2)	—	(15)
Net realized investment (gains) losses (1)	—	(22)	62	—	40
Amortization of acquired intangible assets	444	57	—	—	501
Special items
Integration and transaction-related costs	—	—	—	36	36
Charge for organizational efficiency plan	—	—	—	22	22
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
Pre-tax adjusted income (loss) from operations	$1,475	$1,235	$228	$(401)	$2,537
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2023
Revenues from external customers	$71,232	$23,155	$161	$—	$94,548
Intersegment revenues	3,040	2,007	—	(5,047)
Net investment income	112	278	154	11	555
Total revenues	74,384	25,440	315	(5,036)	95,103
Net realized investment results from certain equity method investments	—	(8)	—	—	(8)
Adjusted revenues	$74,384	$25,432	$315	$(5,036)	$95,095
Income (loss) before income taxes	$2,046	$2,233	$50	$(844)	$3,485
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(96)	(2)	—	—	(98)
Net realized investment (gains) losses (1)	(1)	29	(6)	—	22
Amortization of acquired intangible assets	887	27	—	—	914
Special items
Integration and transaction-related costs	—	—	—	7	7
Pre-tax adjusted income (loss) from operations	$2,836	$2,287	$44	$(837)	$4,330

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2022
Revenues from external customers	$66,005	$21,082	$1,658	$—	$88,745
Intersegment revenues	2,418	1,148	—	(3,566)
Net investment income	26	444	269	—	739
Total revenues	68,449	22,674	1,927	(3,566)	89,484
Net realized investment results from certain equity method investments	—	54	—	—	54
Adjusted revenues	$68,449	$22,728	$1,927	$(3,566)	$89,538
Income (loss) before income taxes	$1,914	$2,077	$383	$(826)	$3,548
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(24)	(1)	(7)	—	(32)
Net realized investment losses (1)	—	384	81	—	465
Amortization of acquired intangible assets	887	72	—	—	959
Special items
Integration and transaction-related costs	—	—	—	88	88
Charge for organizational efficiency plan	—	—	—	22	22
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
Pre-tax adjusted income (loss) from operations	$2,777	$2,532	$457	$(744)	$5,022
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. Prior period amounts have been retrospectively adjusted to reflect adoption of amended accounting guidance for long-duration insurance contracts, as discussed in Note 2 to the Consolidated Financial Statements. The following table presents these revenues by product, premium and service type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Products (Pharmacy revenues) (ASC 606)
Network revenues	$16,406	$16,107	$32,154	$31,638
Home delivery and specialty revenues	16,594	15,268	32,619	29,967
Other revenues	2,249	1,667	4,116	3,379
Intercompany eliminations	(1,285)	(1,070)	(2,781)	(2,315)
Total pharmacy revenues	33,964	31,972	66,108	62,669
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial (1)
Insured	4,091	3,771	8,171	7,491
Stop loss	1,514	1,344	3,017	2,669
Other	365	352	733	712
U.S. Government (1)
Medicare Advantage	2,180	2,053	4,416	4,131
Medicare Part D	345	345	760	746
Other
Short-duration (Individual and family plans)	1,293	706	2,501	1,317
Long-duration(2) (Individual Medicare supplement and limited benefit health products)	337	332	671	661
International Health
Short-duration (Group medical insurance)	731	636	1,431	1,256
Long-duration(2) (Individual private medical insurance)	89	76	175	158
Total Cigna Healthcare	10,945	9,615	21,875	19,141
Divested International businesses	—	737	—	1,500
Other	76	74	155	143
Intercompany eliminations	18	—	34	(2)
Total premiums	11,039	10,426	22,064	20,782
Services (Fees) (ASC 606)
Evernorth Health Services	2,838	1,790	5,337	3,414
Cigna Healthcare	1,602	1,478	3,208	2,974
Other Operations	1	4	2	9
Other revenues	63	130	129	146
Intercompany eliminations	(1,199)	(647)	(2,300)	(1,249)
Total fees and other revenues	3,305	2,755	6,376	5,294
Total revenues from external customers	$48,308	$45,153	$94,548	$88,745
(1)Other than the long-duration products referenced in the table, U.S. Commercial and U.S. Government insurance contracts are short-duration.
(2)U.S. Government's and International Health's long-duration premium revenues are associated with contracts that provide coverage greater than one year or are guaranteed to be renewed at the option of the policyholder beyond one year.

Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.2 billion as of June 30, 2023 and $1.3 billion as of December 31, 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2023, compared with December 31, 2022 and our results of operations for the three and six months ended June 30, 2023, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, including recent events affecting the financial services industry, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors in our 2022 Form 10-K, Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our") is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Item 1, "Business" of our 2022 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. Prior period Financial highlights and Results of operations have been retrospectively adjusted to conform to this new basis of accounting. The commentary provided below describes our results for the three and six months ended June 30, 2023 compared with the same periods in 2022. Unless specified otherwise, commentary applies to both the three and six month periods.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2023	2022	% Change	2023	2022	% Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$38,205	$34,863	10%	$74,384	$68,449	9%
Cigna Healthcare	12,714	11,335	12	25,432	22,728	12
Other Operations	158	948	(83)	315	1,927	(84)
Corporate, net of eliminations	(2,461)	(1,717)	(43)	(5,036)	(3,566)	(41)
Adjusted revenues	48,616	45,429	7	95,095	89,538	6
Net realized investment results from certain equity method investments	(30)	49	N/M	8	(54)	N/M
Total revenues	$48,586	$45,478	7%	$95,103	$89,484	6%
Shareholders' net income	$1,460	$1,557	(6)%	$2,727	$2,754	(1)%
Adjusted income from operations	$1,820	$1,973	(8)%	$3,438	$3,921	(12)%
Earnings per share (diluted)
Shareholders' net income	$4.92	$4.89	1%	$9.15	$8.61	6%
Adjusted income from operations	$6.13	$6.20	(1)%	$11.54	$12.26	(6)%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,516	$1,475	3%	$2,836	$2,777	2%
Cigna Healthcare	1,172	1,235	(5)	2,287	2,532	(10)
Other Operations	29	228	(87)	44	457	(90)
Corporate, net of eliminations	(423)	(401)	(5)	(837)	(744)	(13)
Consolidated pre-tax adjusted income from operations	2,294	2,537	(10)	4,330	5,022	(14)
Income attributable to noncontrolling interests	55	15	267	98	32	206
Net realized investment (losses) (1)	(4)	(40)	90	(22)	(465)	95
Amortization of acquired intangible assets	(455)	(501)	9	(914)	(959)	5
Special items	(6)	(30)	80	(7)	(82)	91
Income before income taxes	$1,884	$1,981	(5)%	$3,485	$3,548	(2)%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.
For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2023	2022	% Change		2023	2022	% Change
Pharmacy revenues	$33,964	$31,972	6%		$66,108	$62,669	5%
Premiums	11,039	10,426	6		22,064	20,782	6
Fees and other revenues	3,305	2,755	20		6,376	5,294	20
Net investment income	278	325	(14)		555	739	(25)
Total revenues	48,586	45,478	7		95,103	89,484	6
Pharmacy and other service costs	33,442	31,150	7		64,901	60,963	6
Medical costs and other benefit expenses	9,034	8,192	10		18,080	16,464	10
Selling, general and administrative expenses	3,434	3,264	5		6,972	6,539	7
Amortization of acquired intangible assets	455	501	(9)		914	959	(5)
Total benefits and expenses	46,365	43,107	8		90,867	84,925	7
Income from operations	2,221	2,371	(6)		4,236	4,559	(7)
Interest expense and other	(363)	(301)	(21)		(721)	(600)	(20)
Net realized investment gains (losses)	26	(89)	N/M		(30)	(411)	93
Income before income taxes	1,884	1,981	(5)		3,485	3,548	(2)
Total income taxes	374	411	(9)		669	766	(13)
Net income	1,510	1,570	(4)		2,816	2,782	1
Less: Net income attributable to noncontrolling interests	50	13	285		89	28	218
Shareholders' net income	$1,460	$1,557	(6)%		$2,727	$2,754	(1)%
Consolidated effective tax rate	19.9%	20.7%	(80)	bps	19.2%	21.6%	(240)	bps
Medical customers (in thousands)					19,506	17,806	10%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,460		$1,557		$2,727		$2,754
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$4	9	$40	10	$22	15	$465	368
Amortization of acquired intangible assets	455	346	501	383	914	690	959	739
Special items
Integration and transaction-related costs	6	5	36	26	7	6	88	63
Charge for organizational efficiency plan	—	—	22	17	—	—	22	17
(Benefits) associated with litigation matters	—	—	(28)	(20)	—	—	(28)	(20)
Total special items	$6	5	$30	23	$7	6	$82	60
Adjusted income from operations		$1,820		$1,973		$3,438		$3,921
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$4.92		$4.89		$9.15		$8.61
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$0.01	0.03	$0.13	0.04	$0.07	0.05	$1.45	1.15
Amortization of acquired intangible assets	1.53	1.17	1.57	1.20	3.07	2.32	3.00	2.31
Special items
Integration and transaction-related costs	0.02	0.01	0.11	0.08	0.02	0.02	0.28	0.20
Charge for organizational efficiency plan	—	—	0.07	0.05	—	—	0.07	0.05
(Benefits) associated with litigation matters	—	—	(0.09)	(0.06)	—	—	(0.09)	(0.06)
Total special items	$0.02	0.01	$0.09	0.07	$0.02	0.02	$0.26	0.19
Adjusted income from operations		$6.13		$6.20		$11.54		$12.26
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Commentary: Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022
The commentary presented below, and in the segment discussions that follow, compare results for the three and six months ended June 30, 2023 with results for the three and six months ended June 30, 2022. Unless specified otherwise, commentary applies to both the three and six month periods.
Shareholders' net income decreased 6% and 1%, respectively, due primarily to lower adjusted income from operations (see below). For the six months ended June 30, 2023, the decline was substantially offset by improved realized investment results reflecting lower mark-to-market losses on equity securities.
Adjusted income from operations declined 8% and 12%, respectively, driven primarily by the absence of earnings from our life, accident and supplemental health benefits business in six countries sold in 2022 (the "Chubb transaction") and lower net investment income (see below).
Medical customers increased 10%, reflecting growth in fee-based customers as well as in Individual and Medicare Advantage customers. See Part I, Item 1 of our 2022 Form 10-K for definitions of Cigna Healthcare's market segments.
Pharmacy revenues increased 6% and 5%, respectively, reflecting growth in specialty as well as inflation on branded drugs. See the "Segment Reporting - Evernorth Health Services Segment" section of this MD&A for further discussion.
Premiums increased 6% in both periods, reflecting insured customer growth and higher premium rates in Cigna Healthcare due to anticipated underlying medical cost trend. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion. These favorable effects were partially offset by a decline in premiums due to the Chubb transaction.
Fees and other revenues increased 20% in both periods, primarily reflecting client growth from our continued affordability services within Evernorth Health Services.
Net investment income decreased 14% and 25%, respectively, primarily reflecting lower returns on our partnership investments and the unfavorable impact of the Chubb transaction. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 7% and 6%, respectively, reflecting growth in specialty as well as inflation on branded drugs.
Medical costs and other benefit expenses increased 10% for both periods, primarily reflecting insured customer growth and trend in Cigna Healthcare, partially offset by the impact of the Chubb transaction.
Selling, general and administrative expenses increased 5% and 7%, respectively, primarily driven by volume-related expenses in Cigna Healthcare and Evernorth Health Services due to business growth, as well as strategic investments in technology to support business growth and continued advancement of our capabilities and solutions in Evernorth Health Services and Cigna Healthcare. These increases were partially offset by the impact of the Chubb transaction.

Interest expense and other increased 21% and 20%, respectively, primarily reflecting higher interest rates on our indebtedness and increased pension costs.
Realized investment results were substantially improved in both periods, primarily due to lower mark-to-market losses on investments. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased by 80 basis points and 240 basis points, respectively, driven by favorable results relative to the Company's foreign operations and the release of uncertain tax positions resulting from favorable audit developments.

Recent Events

Economic Conditions
We continue to monitor global economic conditions, including inflation, labor market dynamics and the recent events affecting the financial services industry. We did not have a material exposure to banks recently impacted by the financial environment. We continue to proactively address impacts to our pricing with third parties (including vendors, health care providers and drug providers), our investment portfolio and our workforce. We are also monitoring the potential impact on client and customer health care needs.

Our results of operations or cash flows for the three and six months ended June 30, 2023 were not materially impacted by inflation, labor market dynamics, or the recent events affecting the financial services industry. For further information regarding risks we encounter in our business due to economic conditions, see "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

Developments

CarepathRx Health System Solutions
In July 2023, Evernorth Health, Inc. became a minority owner in CarepathRx Health Systems Solutions ("CHSS"), through a $437 million equity method investment in CHSS JV LLC (a holding company for the CHSS business and a CarepathRx company). CarepathRx provides integrated hospital pharmacy solutions to support patients across their complete health care journey. By pairing Evernorth Health Services' diverse specialty and care expertise with CHSS' robust pharmacy and infusion management capabilities, technology solutions and health system relationships, we can further improve, expand and accelerate pharmacy care delivery for the growing number of patients with chronic and complex care needs.

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

Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Operating activities	$7,520	$3,274
Investing activities	$(3,397)	$(732)
Financing activities	$(472)	$(3,087)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2023 compared with the same period in 2022.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows for the six months ended June 30, 2023 included the benefits from the early receipt of July Medicare premiums from CMS and a higher CMS Medicare Part D annual settlement. The remaining increase was driven by timing of accounts receivable and higher insurance liabilities.
Investing activities
The Company invested $2.7 billion in VillageMD in 2023, which resulted in an increase in cash used in investing activities.
Financing activities
The Company issued new debt, had lower share repurchases and lower payments for commercial paper. These factors resulted in a decrease in cash used in financing activities in 2023.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends from U.S. regulated subsidiaries were $518 million for the six months ended June 30, 2023 and $1.0 billion for the six months ended June 30, 2022. This decrease was due in part to lower statutory earnings in 2022 and additional capital held at subsidiaries to support business growth which is in line with our capital planning. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
As of June 30, 2023, The Cigna Group's revolving credit agreements include: a $4.0 billion five-year revolving credit and letter of credit agreement that expires in April 2028; and a $1.0 billion 364-day revolving credit agreement that expires in April 2024.
As of June 30, 2023, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $4.8 billion of remaining capacity under our commercial paper program and $9.7 billion in cash and short-term investments, approximately $1.1 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 41.9% at June 30, 2023 and 41.0% at December 31, 2022.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $2.6 billion from its subsidiaries without further approvals as of June 30, 2023.
Use of Capital Resources

Long-term debt. In July 2023, we repaid $2.9 billion of senior notes, which were due in July 2023.
Capital expenditures. Capital expenditures for property, equipment and computer software were $0.8 billion in the six months ended June 30, 2023 compared to $0.6 billion in the six months ended June 30, 2022. This increase reflects our continued strategic investment in technology for future growth. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. In the first six months of 2023, The Cigna Group declared and paid quarterly cash dividends of $1.23 per share of its common stock, compared to quarterly cash dividends of $1.12 per share in the first six months of 2022. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On July 26, 2023, the Board of Directors declared the third quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on September 21, 2023 to shareholders of record on September 6, 2023. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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
We repurchased 3.8 million shares for approximately $1.1 billion during the six months ended June 30, 2023, compared to 9.7 million shares for approximately $2.3 billion during the six months ended June 30, 2022. There were no share repurchases from July 1, 2023, through August 2, 2023. Share repurchase authority was $2.5 billion as of August 2, 2023.

Strategic investments. In 2023, we became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. VillageMD provides health care services for individuals and communities across the United States, with primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients' homes and online appointments.

In July 2023, Evernorth Health, Inc. became a minority owner in CarepathRx Health Systems Solutions ("CHSS"), through a $437 million equity method investment in CHSS JV LLC (a holding company for the CHSS business and a CarepathRx company). CarepathRx provides integrated hospital pharmacy solutions to support patients across their complete health care journey. By pairing Evernorth Health Services' diverse specialty and care expertise with CHSS' robust pharmacy and infusion management capabilities, technology solutions and health system relationships, we can further improve, expand and accelerate pharmacy care delivery for the growing number of patients with chronic and complex care needs.

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

The Company adopted amended accounting guidance for long-duration insurance contracts effective January 1, 2023, which impacted the amounts presented in our Consolidated Balance Sheets. Within our Consolidated Financial Statements, see Note 2 to the Consolidated Financial Statements for a summary of this accounting change and Note 9 to the Consolidated Financial Statements for a summary of the insurance liabilities in our Consolidated Balance Sheets as well as future expected cash flow information. With the adoption of amended accounting guidance for long-duration insurance contracts and enhanced disclosure within Note 9 to the Consolidated Financial Statements, we will no longer present additional information regarding insurance liabilities within this section.

Our long-term debt obligations previously provided in our 2022 Form 10-K have been updated as of June 30, 2023 due to the issuance of $700 million in aggregate principal amount of our 5.685% senior notes due March 2026 and $800 million in aggregate principal amount of our 5.400% senior notes due March 2033. See Note 7 to the Consolidated Financial Statements for a discussion of the debt issuance.
•Total scheduled payments on long-term debt are $48.2 billion through March 2051, which include scheduled interest payments and maturities of long-term debt.
•We expect $3.6 billion of long-term debt payments (including scheduled interest payments) to be paid for the remainder of 2023.

As of June 30, 2023, we had a commitment to become a minority owner in CarepathRx Health Systems Solutions ("CHSS"). In July 2023, we invested $437 million in CHSS JV LLC (a holding company for the CHSS business and a CarepathRx company).
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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2022 Form 10-K. As of June 30, 2023, there were no significant changes to the critical accounting estimates from what was reported in our 2022 Form 10-K.

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
The key factors that impact Evernorth Health Services' Pharmacy revenues, Fees and other revenues and Pharmacy and other service costs are volume, mix of claims and price. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2022 Form 10-K for additional information on revenue and cost recognition policies for this segment.
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
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing and manufacturer rebates on our clients' behalf. Through these affordability services, we seek to improve the effectiveness of our integrated solutions for the benefit of our clients by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our revenues, cost of revenues and gross profit could increase or decrease as a result of these affordability services. Pharmaceutical manufacturer inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients continues to be a significant driver of our revenues and cost of revenues in the current environment.
In this MD&A, we present revenues and gross profit, as well as adjusted revenues and adjusted gross profit, consistent with our segment reporting metrics, which exclude special items.

Results of Operations

Financial Summary
	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022			2023	2022
Total revenues	$38,205	$34,863	10%		$74,384	$68,449	9%
Adjusted revenues (1)	$38,205	$34,863	10%		$74,384	$68,449	9%
Pharmacy and other service costs	$35,846	$32,712	10%		$69,819	$64,287	9%
Gross profit (2)	$2,359	$2,151	10%		$4,565	$4,162	10%
Adjusted gross profit (1),(2)	$2,359	$2,151	10%		$4,565	$4,162	10%
Pre-tax adjusted income from operations	$1,516	$1,475	3%		$2,836	$2,777	2%
Pre-tax adjusted margin	4.0%	4.2%	(20)	bps	3.8%	4.1%	(30)	bps
Adjusted expense ratio (3)	2.1%	1.9%	(20)	bps	2.2%	2.0%	(20)	bps

Selected Financial Information
	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2023	2022			2023	2022
Pharmacy revenue by distribution channel
Adjusted network revenues (1)	$16,406	$16,107	2%		$32,154	$31,638	2%
Adjusted home delivery and specialty revenues (1)	16,594	15,268	9		32,619	29,967	9
Other pharmacy revenues	2,249	1,667	35		4,116	3,379	22
Total adjusted pharmacy revenues (1)	$35,249	$33,042	7%		$68,889	$64,984	6%
Adjusted fees and other revenues (1)	2,894	1,805	60		5,383	3,439	57
Net investment income	62	16	288		112	26	N/M
Adjusted revenues (1)	$38,205	$34,863	10%		$74,384	$68,449	9%
Pharmacy script volume (4)
Adjusted network scripts	332	323	3%		647	638	1%
Adjusted home delivery and specialty scripts	64	69	(7)		130	139	(6)
Total adjusted scripts	396	392	1%		777	777	—%
Generic fill rate (5)
Network	88.2%	87.6%	60	bps	88.2%	87.4%	80	bps
Home delivery	85.3%	85.8%	(50)	bps	84.7%	85.6%	(90)	bps
Overall generic fill rate	87.9%	87.5%	40	bps	87.8%	87.2%	60	bps
(1)Total revenues and gross profit were equal to adjusted revenues and adjusted gross profit as there were no special items in the periods presented.
(2)Gross profit and adjusted gross profit are calculated as total revenues or adjusted revenues less pharmacy and other service costs.
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

Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022

Adjusted network revenues increased 2% in both periods, reflecting inflation on branded drugs, partially offset by a decrease in mix and an increase in the generic fill rate.

Adjusted home delivery and specialty revenues increased 9% in both periods, reflecting higher specialty claims volume and inflation on branded drugs, partially offset by lower home delivery claims volume.

Other pharmacy revenues increased 35% and 22%, respectively, reflecting higher volume from our CuraScript Specialty Distribution business.

Adjusted fees and other revenues increased 60% and 57%, respectively, reflecting client growth of our Care Delivery and Management Solutions, including cross-enterprise leverage, and client growth from our continued affordability services.

Adjusted gross profit increased 10% in both periods and pre-tax adjusted income from operations increased 3% and 2%, respectively, reflecting growth in Specialty Pharmacy and continued affordability improvements, partially offset by increased strategic investments in technology to support business growth and continued advancement of our capabilities and solutions.

The adjusted expense ratio increased 20 bps in both periods, reflecting increased strategic investments in technology to support business growth and continued advancement of our capabilities and solutions.

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
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Cigna Healthcare segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three and six months ended June 30, 2023, the impact of this amended guidance is immaterial. See Note 2 to the Consolidated Financial Statements for additional information.
Results of Operations

Financial Summary
	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022			2023	2022
Adjusted revenues	$12,714	$11,335	12%		$25,432	$22,728	12%
Pre-tax adjusted income from operations	$1,172	$1,235	(5)%		$2,287	$2,532	(10)%
Pre-tax adjusted margin	9.2%	10.9%	(170)	bps	9.0%	11.1%	(210)	bps
Medical care ratio	81.2%	80.7%	(50)	bps	81.2%	81.1%	(10)	bps
Adjusted expense ratio	20.9%	20.7%	(20)	bps	21.1%	20.6%	(50)	bps
Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022
Adjusted revenues increased 12% in both periods, reflecting customer growth and higher premium rates due to anticipated underlying medical cost trend.
Pre-tax adjusted income from operations decreased 5% and 10%, respectively, primarily due to lower net investment income, a higher adjusted expense ratio and a higher medical care ratio, partially offset by increased specialty contributions in U.S. Commercial.
The medical care ratio increased 50 bps and 10 bps, respectively, primarily due to an increased risk adjustment payable in our Individual business, partially offset by a lower U.S. Commercial medical care ratio reflecting effective pricing execution and affordability initiatives. The six months ended June 30, 2023 also reflects lower COVID-19 costs.
The adjusted expense ratio increased 20 bps and 50 bps, respectively, primarily due to volume-related expenses and higher spend on strategic investments in technology to support growth, partially offset by revenue growth across all segments.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of June 30,
(In thousands)	2023	2022	% Change
Insured	5,273	4,705	12%
U.S. Commercial	2,215	2,187	1
U.S. Government	1,878	1,374	37
International Health (1)	1,180	1,144	3
Services only	14,233	13,101	9
U.S. Commercial	13,784	12,465	11
U.S. Government	5	5	—
International Health (1)	444	631	(30)
Total	19,506	17,806	10%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries, as well as certain customers served by our third-party administrator. International Health customers as of June 30, 2023 reflect the transition of certain run-off business to Other Operations beginning January 1, 2023.
Total medical customers increased 10%, primarily driven by growth in fee-based customers as well as in Individual and Medicare Advantage customers. See Part I, Item 1 of our 2022 Form 10-K for definitions of Cigna Healthcare's market segments.

Unpaid Claims and Claim Expenses

(In millions)	As of June 30, 2023	As of December 31, 2022	% Change
Unpaid claims and claim expenses – Cigna Healthcare	$5,336	$4,176	28%
Our unpaid claims and claim expenses liability increased 28%, driven by stop loss seasonality and higher volumes in our Individual and Medicare Advantage businesses.

Other Operations
Other Operations includes corporate owned life insurance ("COLI") and the Company's run-off operations. See Note 1 to the Consolidated Financial Statements for additional information regarding these operations. In the prior periods, Other Operations also included the International businesses sold in July 2022 and our interest in a joint venture in Türkiye sold in December 2022. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Other Operations segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three and six months ended June 30, 2023, the impact of this amended guidance is immaterial. Prior period results related to long-duration contracts sold in the Chubb transaction and our divested interest in a joint venture in Türkiye were not adjusted (as permitted by ASU 2022-05). See Note 9 to the Consolidated Financial Statements for additional disclosure of our long-duration insurance contracts and Note 2 to the Consolidated Financial Statements for additional information regarding the adoption of this amended guidance.

Results of Operations

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)		Six Months Ended June 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022			2023	2022
Adjusted revenues	$158	$948	(83)%		$315	$1,927	(84)%
Pre-tax adjusted income from operations	$29	$228	(87)%		$44	$457	(90)%
Pre-tax adjusted margin	18.4%	24.1%	(570)	bps	14.0%	23.7%	(970)	bps
Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022
Adjusted revenues and pre-tax adjusted income from operations decreased for both periods primarily due to the absence of revenues and earnings from the businesses divested in the Chubb transaction.
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

Financial Summary	Three Months Ended June 30,		Change Favorable (Unfavorable)	Six Months Ended June 30,		Change Favorable (Unfavorable)
(In millions)	2023	2022		2023	2022
Pre-tax adjusted loss from operations	$(423)	$(401)	(5)%	$(837)	$(744)	(13)%

Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022
Pre-tax adjusted loss from operations increased 5% and 13% respectively, primarily due to higher interest rates on our indebtedness and increased pension costs due to lower expected asset returns and a higher discount rate. These increases were partially offset by lower operating expenses. While our pension expense has increased year-over-year, we continue to expect the required contributions for 2023 to be immaterial.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	June 30, 2023	December 31, 2022
Debt securities	$9,468	$9,872
Equity securities	3,362	622
Commercial mortgage loans	1,587	1,614
Policy loans	1,232	1,218
Other long-term investments	4,038	3,728
Short-term investments	152	139
Total	$19,839	$17,193

Investment Outlook
We continue to actively monitor economic conditions including the impact of inflation, higher interest rates and the potential for a recession on the investment portfolio. Although there has been very limited impact to date on our investment portfolio as a result of the banking system stress that emerged in early 2023, we are also monitoring the ongoing developments of this situation and any potential impacts on our investments. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	June 30, 2023	December 31, 2022
Federal government and agency	$291	$312
State and local government	39	41
Foreign government	351	365
Corporate	8,422	8,806
Mortgage and other asset-backed	365	348
Total	$9,468	$9,872

Our debt securities portfolio decreased during the six months ended June 30, 2023 primarily due to net sales activity. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the last several quarters. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of June 30, 2023, $7.8 billion, or 82%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.7 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $3.9 billion. These investments are generally less marketable than publicly traded bonds; however, yields on these investments tend to be higher than yields on publicly traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
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

Commercial Mortgage Loans
As of June 30, 2023, our $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of June 30, 2023. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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
We assess the credit quality of our commercial mortgage loan portfolio annually, generally in the second quarter by reviewing each holding's most recent financial statements, rent rolls, budgets and relevant market reports. The review performed in the second quarter of 2023 confirmed ongoing strong overall credit quality in line with the previous year's results. See Note 11 to the Consolidated Financial Statements for further information regarding our key credit quality indicators for commercial mortgage loans. Office sector fundamentals have been and continue to be weak and values are experiencing stress due to multiple headwinds: expanded work from home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 30% exposure to office properties.
Other Long-term Investments
Other long-term investments of $4.0 billion as of June 30, 2023 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. The increase in other long-term investments of $0.3 billion since December 31, 2022 is primarily driven by net additional funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the second quarter largely reflects the underlying financial information from the first quarter of 2023. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 5% of our other long-term investments are exposed to real estate in the office sector.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.4 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $10.5 billion as of June 30, 2023. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We participate in the approval of the joint venture's investment strategy and continuously review its execution. There were no investments with a material unrealized loss as of June 30, 2023.

MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section of our 2022 Form 10-K. As of June 30, 2023, there were no material changes in our risk exposures as reported in our 2022 Form 10-K; however, following increased investments in equity securities in 2023, we have increased risk regarding market prices for equity securities. If the market price for all equity securities declined by 10%, Cigna would recognize a loss of approximately $340 million as of June 30, 2023 compared to an insignificant exposure as of December 31, 2022. See Note 11 to the Consolidated Financial Statements for more information about our investments in equity securities.

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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended June 30, 2023:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
April 1-30, 2023	407,751	$259.29	406,810	$2,514
May 1-31, 2023	159,123	$251.29	157,752	$2,474
June 1-30, 2023	5,557	$272.90	—	$2,474
Total	572,431	$257.20	564,562	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 941 shares in April, 1,371 shares in May and 5,557 shares in June 2023.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. There were no share repurchases from July 1, 2023 through August 2, 2023, leaving repurchase authority at $2.5 billion as of August 2, 2023.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.
Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the quarter ended June 30, 2023, the following 10b5-1 director and officer trading plan arrangement changes occurred:
1.On May 15, 2023, David Cordani, Chairman and Chief Executive Officer, adopted a 10b5-1 sales plan. Mr. Cordani's plan provides for the sale of up to 33,911 shares of The Cigna Group common stock and the exercise of vested stock options and the associated sale of up to 142,801 shares of The Cigna Group common stock through May 10, 2024.
2.On May 23, 2023, Nicole Jones, Executive Vice President and General Counsel, adopted a 10b5-1 plan. Ms. Jones' plan provides for the sale of up to 15,619 shares of The Cigna Group common stock through May 10, 2024.
3.On May 26, 2023, Cynthia Ryan, Executive Vice President and Chief Human Resources Officer, adopted a 10b5-1 plan. Ms. Ryan's plan provides for the sale of up to 3,187 shares of The Cigna Group common stock and the exercise of vested stock options and the associated sale of up to 10,040 shares of The Cigna Group common stock through May 10, 2024.
These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and the Company's policies regarding insider transactions.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed herewith.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023.
10.1
Revolving Credit and Letter of Credit Agreement, dated as of April 27, 2023, with the banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.
Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 28, 2023.
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
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 3, 2023

THE CIGNA GROUP

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)