Form 10-Q
period 2023-09-30
Cigna Group
filed 2023-11-02
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 27, 2023, 292,619,966 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022 (1)	2023	2022 (1)
Revenues
Pharmacy revenues	$34,531	$32,762	$100,639	$95,431
Premiums	10,998	9,586	33,062	30,368
Fees and other revenues	3,198	2,729	9,574	8,023
Net investment income	321	204	876	943
TOTAL REVENUES	49,048	45,281	144,151	134,765
Benefits and expenses
Pharmacy and other service costs	33,639	31,777	98,540	92,740
Medical costs and other benefit expenses	8,927	7,751	27,007	24,215
Selling, general and administrative expenses	3,788	3,151	10,760	9,690
Amortization of acquired intangible assets	454	460	1,368	1,419
TOTAL BENEFITS AND EXPENSES	46,808	43,139	137,675	128,064
Income from operations	2,240	2,142	6,476	6,701
Interest expense and other	(365)	(304)	(1,086)	(904)
(Loss) gain on sale of businesses	(21)	1,735	(21)	1,735
Net realized investment losses	(14)	(82)	(44)	(493)
Income before income taxes	1,840	3,491	5,325	7,039
TOTAL INCOME TAXES	391	713	1,060	1,479
Net income	1,449	2,778	4,265	5,560
Less: Net income attributable to noncontrolling interests	41	21	130	49
SHAREHOLDERS' NET INCOME	$1,408	$2,757	$4,135	$5,511
Shareholders' net income per share
Basic	$4.79	$9.07	$14.03	$17.64
Diluted	$4.74	$8.97	$13.89	$17.46
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022 (1)	2023	2022 (1)
Net income	$1,449	$2,778	$4,265	$5,560
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(192)	(150)	22	(1,663)
Net long-duration insurance and contractholder liabilities measurement adjustments	(28)	(19)	(476)	446
Net translation (losses) gains on foreign currencies	(29)	175	(32)	(95)
Postretirement benefits liability adjustment	8	10	25	50
Other comprehensive (loss) income, net of tax	(241)	16	(461)	(1,262)
Total comprehensive income	1,208	2,794	3,804	4,298

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	37	3	116	8
Net income attributable to other noncontrolling interests	4	18	14	41
Other comprehensive loss attributable to redeemable noncontrolling interests	—	1	—	(2)
Total comprehensive income attributable to noncontrolling interests	41	22	130	47
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,167	$2,772	$3,674	$4,251
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of September 30,	As of December 31,
(In millions)	2023	2022 (1)
Assets
Cash and cash equivalents	$8,497	$5,924
Investments	1,046	905
Accounts receivable, net	19,083	17,218
Inventories	4,416	4,777
Other current assets	1,476	1,298
Total current assets	34,518	30,122
Long-term investments	18,974	16,288
Reinsurance recoverables	4,920	5,416
Property and equipment	3,924	3,774
Goodwill	45,810	45,811
Other intangible assets	31,324	32,492
Other assets	3,147	2,704
Separate account assets	7,028	7,278
TOTAL ASSETS	$149,645	$143,885
Liabilities
Current insurance and contractholder liabilities	$7,352	$5,409
Pharmacy and other service costs payable	19,320	17,070
Accounts payable	7,673	7,775
Accrued expenses and other liabilities	9,668	7,978
Short-term debt	3,046	2,993
Total current liabilities	47,059	41,225
Non-current insurance and contractholder liabilities	11,286	11,976
Deferred tax liabilities, net	7,480	7,786
Other non-current liabilities	2,932	2,766
Long-term debt	28,094	28,100
Separate account liabilities	7,028	7,278
TOTAL LIABILITIES	103,879	99,131
Contingencies — Note 16
Redeemable noncontrolling interests	64	66
Shareholders' equity
Common stock (2)	4	4
Additional paid-in capital	30,563	30,233
Accumulated other comprehensive loss	(2,119)	(1,658)
Retained earnings	40,982	37,940
Less: Treasury stock, at cost	(23,739)	(21,844)
TOTAL SHAREHOLDERS' EQUITY	45,691	44,675
Other noncontrolling interests	11	13
Total equity	45,702	44,688
Total liabilities and equity	$149,645	$143,885
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
(2)Par value per share, $0.01; shares issued, 399 million as of September 30, 2023 and 398 million as of December 31, 2022; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended September 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2023	$4	$30,436	$(1,878)	$39,936	$(23,053)	$45,445	$19	$45,464	$62
Effects of issuing stock for employee benefits plans		127			(5)	122		122
Other comprehensive loss			(241)			(241)		(241)	—
Net income				1,408		1,408	4	1,412	37
Common dividends declared (per share: $1.23)				(362)		(362)		(362)
Repurchase of common stock		—			(681)	(681)		(681)
Other transactions impacting noncontrolling interests		—				—	(12)	(12)	(35)
Balance at September 30, 2023	$4	$30,563	$(2,119)	$40,982	$(23,739)	$45,691	$11	$45,702	$64

Three Months Ended September 30, 2022 (1)
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2022, as retrospectively restated (1)	4	29,930	(2,343)	34,668	(16,588)	45,671	30	45,701	45
Effect of issuing stock for employee benefit plans		165			(2)	163		163
Other comprehensive income			15			15		15	1
Net income				2,757		2,757	18	2,775	3
Common dividends declared (per share: $1.12)				(342)		(342)		(342)
Repurchase of common stock		(700)			(2,800)	(3,500)		(3,500)
Other transactions impacting noncontrolling interests		—				—	(6)	(6)	1
Balance at September 30, 2022	$4	$29,395	$(2,328)	$37,083	$(19,390)	$44,764	$42	$44,806	$50
(1) Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022, as retrospectively restated (1)	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		332			(110)	222		222
Other comprehensive loss			(461)			(461)		(461)	—
Net income				4,135		4,135	14	4,149	116
Common dividends declared (per share: $3.69)				(1,093)		(1,093)		(1,093)
Repurchase of common stock		—			(1,785)	(1,785)		(1,785)
Other transactions impacting noncontrolling interests		(2)				(2)	(16)	(18)	(118)
Balance at September 30, 2023	$4	$30,563	$(2,119)	$40,982	$(23,739)	$45,691	$11	$45,702	$64

Nine Months Ended September 30, 2022 (1)
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021, as retrospectively restated (1)	4	29,574	(1,068)	32,623	(14,175)	46,958	18	46,976	54
Effect of issuing stock for employee benefit plans		521			(75)	446		446
Other comprehensive loss			(1,260)			(1,260)		(1,260)	(2)
Net income				5,511		5,511	41	5,552	8
Common dividends declared (per share: $3.36)				(1,051)		(1,051)		(1,051)
Repurchase of common stock		(700)			(5,140)	(5,840)		(5,840)
Other transactions impacting noncontrolling interests		—				—	(17)	(17)	(10)
Balance at September 30, 2022	$4	$29,395	$(2,328)	$37,083	$(19,390)	$44,764	$42	$44,806	$50
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2023	2022 (1)
Cash Flows from Operating Activities
Net income	$4,265	$5,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,270	2,202
Realized investment losses, net	44	493
Deferred income tax benefit	(303)	(298)
Loss (gain) on sale of businesses	21	(1,735)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(1,916)	(2,339)
Inventories	360	(296)
Reinsurance recoverable and Other assets	281	734
Insurance liabilities	1,482	408
Pharmacy and other service costs payable	2,250	1,368
Accounts payable and Accrued expenses and other liabilities	1,337	380
Other, net	255	80
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,346	6,557
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	757	1,406
Investment maturities and repayments:
Debt securities and equity securities	715	1,124
Commercial mortgage loans	86	73
Other sales, maturities and repayments (primarily short-term and other long-term investments)	453	906
Investments purchased or originated:
Debt securities and equity securities	(4,005)	(2,457)
Commercial mortgage loans	(94)	(84)
Other (primarily short-term and other long-term investments)	(891)	(1,109)
Property and equipment purchases, net	(1,208)	(950)
Acquisitions, net of cash acquired	(443)	—
Divestitures, net of cash sold	13	4,838
Other, net	(117)	(33)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4,734)	3,714
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	127	121
Withdrawals and benefit payments from contractholder deposit funds	(139)	(161)
Net change in short-term debt	1,484	(2,051)
Repayment of long-term debt	(2,967)	—
Net proceeds on issuance of long-term debt	1,491	—
Repurchase of common stock	(1,740)	(5,874)
Issuance of common stock	113	317
Common stock dividend paid	(1,092)	(1,050)
Other, net	(321)	94
NET CASH USED IN FINANCING ACTIVITIES	(3,044)	(8,604)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	2	(98)
Net increase in cash, cash equivalents and restricted cash	2,570	1,569
Cash, cash equivalents and restricted cash January 1, (2)	5,976	5,548
Cash, cash equivalents and restricted cash, September 30, (3)	8,546	7,117
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,380	$1,346
Interest paid	$1,019	$923
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
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate financing less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs and eliminations for products and services sold between segments.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain amounts in prior years related to the adoption of Targeted Improvements for the Accounting of Long-Duration Contracts, have been reclassified to conform to the current year presentation. See "Recent Accounting Pronouncements" below.
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

Recent Accounting Pronouncements
The Company's 2022 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. The following information provides updates on recently adopted accounting pronouncements that have occurred since the Company filed its 2022 Form 10-K. There are no significant accounting pronouncements not yet adopted as of September 30, 2023.

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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	September 30, 2023	December 31, 2022
Noninsurance customer receivables	$8,384	$6,899
Pharmaceutical manufacturers receivables	8,188	7,108
Insurance customer receivables	2,256	2,963
Other receivables	255	248
Total	$19,083	$17,218

These accounts receivable are reported net of our allowances of $3.3 billion as of September 30, 2023 and $1.9 billion as of December 31, 2022. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $96 million as of September 30, 2023 and $86 million as of December 31, 2022.

Accounts Receivable Factoring Facility
In July 2023, the Company entered into an uncommitted factoring facility (the "Facility") under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility's total capacity is $1.0 billion with an initial term of two years, followed by automatic one year renewal terms unless terminated by either party. The transactions under the Facility are accounted for as a sale and recorded as a reduction to accounts receivable in the Consolidated Balance Sheets because control of, and risk related to, the accounts receivable are transferred to the financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets. Amounts associated with this Facility are reflected within Net cash provided by operating activities in the Company's Consolidated Statements of Cash Flows. Factoring fees paid under this Facility are reflected in Interest expense and other in the Consolidated Statements of Income.
During the three months ended September 30, 2023 we sold $1.0 billion and factoring fees paid were not material. As of September 30, 2023, there were $253 million of sold accounts receivable that have not been collected from manufacturers and have been removed from the Company's Consolidated Balance Sheets. There were $512 million of amounts received from manufacturers but not yet remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities on the Consolidated Balance Sheets.
Note 4 – Supplier Finance Program
The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require. The Cigna Group is not a party to the Program and agrees to commercial terms with its suppliers independently of their participation in the Program. Amounts due to suppliers that participate in the Program are generally paid within one month following the invoice date. A supplier's participation in the Program has no impact on the Company's payment terms and the Company has no economic interest in a supplier's decision to participate in the Program. The suppliers, at their sole discretion, determine which invoices, if any, to sell to the financial institution. No guarantees or pledged assets are provided by the Company or any of our subsidiaries under the Program.
As of September 30, 2023 and December 31, 2022, $1.6 billion and $1.3 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the

Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. As of September 30, 2023, we have been informed by the financial institution that $378 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.

Note 5 – Mergers, Acquisitions and Divestitures

A.Investment in CarepathRx Health Systems Solutions
In July 2023, Evernorth Health, Inc. acquired a minority interest in CarepathRx Health Systems Solutions ("CHSS"), a provider of integrated hospital pharmacy solutions to support patients across their complete health care journey. This equity method investment is reported in Other assets and the Company's share of CHSS' net income or loss is reported in Fees and other revenues. The purchase price has been allocated to the acquired tangible and intangible assets, including customer relationships, trade names, internal-use software and goodwill. Amortization of the acquired intangibles is included in Fees and other revenues. The Company's share of CHSS' net loss and amortization of acquired intangibles was immaterial for the three months ended September 30, 2023.

The Company guaranteed $125 million of CHSS' credit facilities through July 2026. The fair value of the guarantee is reflected in other liabilities and is not material. The acquisition also includes separate put and call options to increase our ownership which become exercisable annually beginning as early as April 2025. The net fair value of the options, determined using a Monte Carlo simulation, are not material and are included in Accrued expenses and other liabilities and Other assets, respectively.

B.Divestiture of International Businesses

In July 2022, the Company completed the sale of its life, accident and supplemental benefits businesses in six countries (Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand) (the "Chubb transaction") for approximately $5.4 billion in cash and recognized a gain of $1.7 billion pre-tax ($1.4 billion after-tax), which included recognition of previously unrealized capital losses on investments sold and translation loss on foreign currencies. In 2023, we recorded immaterial adjustments to the sales price reflecting resolution of certain contractual matters. In December 2022, the Company also divested its ownership interest in a joint venture in Türkiye.
C.Integration and Transaction-related Costs
In the first nine months of 2023 and 2022, the Company incurred net costs related to the Chubb transaction and continued strategic realignment initiatives. In 2022, the Company also incurred net costs primarily related to the sale of the Group Disability and Life business and acquisition of MDLIVE, Inc. These net costs were $13 million pre-tax ($9 million after-tax) for the three months ended and $20 million pre-tax ($15 million after-tax) for the nine months ended September 30, 2023, compared with $24 million pre-tax ($23 million after-tax) for the three months ended and $112 million pre-tax ($86 million after-tax) for the nine months ended September 30, 2022. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs.

Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2023			September 30, 2022
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,408		$1,408	$2,757		$2,757
Shares:
Weighted average	294,058		294,058	303,854		303,854
Common stock equivalents		3,073	3,073		3,663	3,663
Total shares	294,058	3,073	297,131	303,854	3,663	307,517
Earnings per share	$4.79	$(0.05)	$4.74	$9.07	$(0.10)	$8.97

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$4,135		$4,135	$5,511		$5,511
Shares:
Weighted average	294,752		294,752	312,434		312,434
Common stock equivalents		2,911	2,911		3,213	3,213
Total shares	294,752	2,911	297,663	312,434	3,213	315,647
Earnings per share	$14.03	$(0.14)	$13.89	$17.64	$(0.18)	$17.46

Amounts reflected above for the three and nine months ended September 30, 2022 have been restated to reflect the impact of adopting amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements).

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Anti-dilutive options	0.9	—	0.9	1.3

The Company held approximately 105.7 million shares of common stock in treasury at September 30, 2023, 99.1 million shares as of December 31, 2022 and 91.8 million shares as of September 30, 2022.

Note 7 – Debt
The outstanding amounts of debt, net of issuance costs, discounts or premiums, and finance leases were as follows:

(In millions)	September 30, 2023	December 31, 2022
Short-term debt
Commercial paper	$1,513	$—
$17 million, 8.300% Notes due January 2023	—	17
$63 million, 7.650% Notes due March 2023	—	63
$700 million, Floating Rate Notes due July 2023	—	700
$1,000 million, 3.000% Notes due July 2023	—	994
$1,187 million, 3.750% Notes due July 2023	—	1,186
$500 million, 0.613% Notes due March 2024	500	—
$1,000 million, 3.500% Notes due June 2024	994	—
Other, including finance leases	39	33
Total short-term debt	$3,046	$2,993
Long-term debt
$500 million, 0.613% Notes due March 2024	$—	$499
$1,000 million, 3.500% Notes due June 2024	—	990
$900 million, 3.250% Notes due April 2025 (1)	871	872
$2,200 million, 4.125% Notes due November 2025	2,197	2,195
$1,500 million, 4.500% Notes due February 2026	1,502	1,503
$800 million, 1.250% Notes due March 2026	798	797
$700 million, 5.685% Notes due March 2026	697	—
$1,500 million, 3.400% Notes due March 2027	1,448	1,436
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	597	597
$3,800 million, 4.375% Notes due October 2028	3,787	3,785
$1,500 million, 2.400% Notes due March 2030	1,492	1,492
$1,500 million, 2.375% Notes due March 2031 (1)	1,359	1,380
$45 million, 8.080% Step Down Notes due January 2033 (2)	45	45
$800 million, 5.400% Notes due March 2033	794	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,193	2,192
$750 million, 3.200% Notes due March 2040	743	743
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	487	488
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,466	1,466
$1,000 million, 3.875% Notes due October 2047	989	989
$3,000 million, 4.900% Notes due December 2048	2,969	2,968
$1,250 million, 3.400% Notes due March 2050	1,237	1,236
$1,500 million, 3.400% Notes due March 2051	1,478	1,478
Other, including finance leases	62	66
Total long-term debt	$28,094	$28,100
(1)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 in the Company's 2022 Form 10-K for further information about the Company's interest rate risk management and these derivative instruments.
(2)Interest rate step down to 8.080% effective January 15, 2023.

Long-term debt
Debt Issuance. On March 7, 2023, the Company issued $1.5 billion of new senior notes. The proceeds of this issuance were used for general corporate purposes, and included repayment of outstanding debt securities. Interest on this debt is paid semi-annually.

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

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of September 30, 2023, there were no outstanding balances under these revolving credit agreements.

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

Each of the two facilities is diversified among 21 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization ("NRSRO") as of September 30, 2023. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing in April 2027; a $1.0 billion three-year revolving credit agreement maturing in April 2025; and a $1.0 billion 364-day revolving credit agreement maturing in April 2023.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The weighted average interest rate of our commercial paper was 5.50% at September 30, 2023.

Debt Covenants. The Company was in compliance with its debt covenants as of September 30, 2023.

Interest Expense
Interest expense on corporate financing was $353 million for the three months ended and $1,048 million for the nine months ended September 30, 2023, compared with $317 million for the three months ended and $947 million for the nine months ended September 30, 2022.

Note 8 – Common and Preferred Stock

Dividends
During the first nine months of 2023, The Cigna Group declared quarterly cash dividends of $1.23 per share of the Company's common stock. During the first nine months of 2022, The Cigna Group declared quarterly cash dividends of $1.12 per share of the Company's common stock.
The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
September 6, 2023	September 21, 2023	$1.23	$362
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
September 7, 2022	September 22, 2022	$1.12	$341
On October 25, 2023, the Board of Directors declared the fourth quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on December 21, 2023 to shareholders of record on December 6, 2023. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	September 30, 2023			December 31, 2022			September 30, 2022
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,240	$77	$5,317	$4,117	$59	$4,176	$4,250
Other Operations	105	169	274	107	177	284	280
Future policy benefits
Cigna Healthcare	64	526	590	43	544	587	593
Other Operations	164	3,216	3,380	150	3,442	3,592	3,610
Contractholder deposit funds
Cigna Healthcare	12	139	151	14	157	171	181
Other Operations	364	6,243	6,607	351	6,358	6,709	6,747
Market risk benefits	41	893	934	51	1,217	1,268	1,337
Unearned premiums	1,362	23	1,385	576	22	598	1,283
Total insurance and contractholder liabilities	$7,352	$11,286	$18,638	$5,409	$11,976	$17,385	$18,281

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
The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $5.0 billion at September 30, 2023 and $4.0 billion at September 30, 2022.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022
Beginning balance	$4,176	$4,261
Less: Reinsurance and other amounts recoverable	221	261
Beginning balance, net	3,955	4,000
Incurred costs related to:
Current year	26,788	23,431
Prior years	(237)	(278)
Total incurred	26,551	23,153
Paid costs related to:
Current year	22,053	19,655
Prior years	3,362	3,450
Total paid	25,415	23,105
Ending balance, net	5,091	4,048
Add: Reinsurance and other amounts recoverable	226	202
Ending balance	$5,317	$4,250
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Nine Months Ended
	September 30, 2023		September 30, 2022
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$45	0.2%	$81	0.3%
Medical cost trend	192	0.6	197	0.6
Total favorable variance	$237	0.8%	$278	0.9%
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
Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	September 30, 2023	September 30, 2022
Interest accretion rate	2.85%	2.34%
Current discount rate	6.03%	5.67%
Weighted average duration	7.0 years	7.5 years

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

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022
Present value of expected net premiums
Beginning balance	$8,557	$9,314
Reversal of effect of beginning of period discount rate assumptions	1,537	(367)
Effect of assumption changes and actual variances from expected experience (1)	314	1,101
Issuances and lapses	822	718
Net premiums collected	(1,019)	(956)
Interest and other (2)	58	44
Ending balance at original discount rate	10,269	9,854
Effect of end of period discount rate assumptions	(1,681)	(1,576)
Ending balance (3)	$8,588	$8,278

Present value of expected policy benefits
Beginning balance	$8,945	$9,794
Reversal of effect of discount rate assumptions	1,611	(379)
Effect of assumption changes and actual variances from expected experience (1)	112	1,006
Issuances and lapses	902	827
Benefit payments	(1,017)	(1,081)
Interest and other (2)	184	161
Ending balance at original discount rate	10,737	10,328
Effect of discount rate assumptions	(1,765)	(1,652)
Ending balance (4)	$8,972	$8,676

Liability for future policy benefits	$384	$398
Other (5)	206	195
Total liability for future policy benefits (6)	$590	$593
(1)Includes the effect of actual variances from expectations, which (decreased)/increased the total liability for future policy benefits by $(12) million and $58 million, respectively, for the nine months ended September 30, 2023 and September 30, 2022.
(2)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(3)As of September 30, 2023 and September 30, 2022, respectively, undiscounted expected future gross premiums were $18.5 billion and $17.1 billion. As of September 30, 2023 and September 30, 2022, respectively, discounted expected future gross premiums were $12.5 billion and $11.8 billion.
(4)As of September 30, 2023 and September 30, 2022, respectively, undiscounted expected future policy benefits were $13.1 billion and $12.4 billion.
(5)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(6)$154 million and $156 million of reinsurance recoverable asset reported in the Consolidated Balance Sheets as of September 30, 2023 and September 30, 2022, respectively, relate to the liability for future policy benefits.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	September 30, 2023	September 30, 2022
Interest accretion rate	5.64%	5.64%
Current discount rate	5.73%	5.28%
Weighted average duration	10.9 years	11.8 years

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

Future policy benefits for Other Operations includes DPL of $390 million as of September 30, 2023 and $380 million as of September 30, 2022. Future policy benefits excluding DPL were $3.0 billion as of September 30, 2023, $3.2 billion as of each of December 31, 2022 and September 30, 2022, and $4.3 billion as of December 31, 2021. These balances exclude amounts classified as Liabilities of businesses held for sale of $3.8 billion as of December 31, 2021. The change in future policy benefits reserves year-to-date was primarily driven by changes in the current discount rate.
Undiscounted expected future policy benefits were $4.5 billion as of September 30, 2023 and $4.7 billion as of September 30, 2022. As of September 30, 2023 and September 30, 2022, $1.0 billion and $1.1 billion of the future policy benefit reserve was recoverable through treaties with external reinsurers.
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

Contractholder deposit fund liabilities within Other Operations were $6.6 billion as of September 30, 2023 and $6.7 billion as of each of December 31, 2022 and September 30, 2022, and $6.9 billion as of December 31, 2021. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of September 30, 2023, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not externally reinsured were 3.27%, $3.1 billion and $2.8 billion, respectively. The comparative amounts as of September 30, 2022 were 3.14%, $3.3 billion and $2.8 billion, respectively. As of both September 30, 2023 and September 30, 2022, more than 99% of the $4.1 billion liability not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion represented contracts with policies at the guarantee. At both of these same period ends, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.7 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. More than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Nine Months Ended
(In millions)	September 30, 2023	September 30, 2022
Balance, beginning of year	$1,268	$1,824
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,379	1,949
Changes due to expected run-off	(15)	(44)
Changes due to capital markets versus expected	(352)	(510)
Changes due to policyholder behavior versus expected	(1)	(4)
Assumption changes	(16)	65
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	995	1,456
Nonperformance risk (own credit risk), end of period	(61)	(119)
Balance, end of period	$934	$1,337
Reinsured market risk benefit, end of period	$993	$1,450

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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2023	September 30, 2022
Net amount at risk	$1,986	$2,881
Average attained age of contractholders (weighted by exposure)	75.9 years	74.0 years

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

The Company's reinsurance recoverables as of September 30, 2023 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (3)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$86	$86
BBB- to BBB+ equivalent current credit ratings (1)	—	—	59	59
Not rated	157	3	119	279
Total recoverables related to ongoing operations	157	3	264	424
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,690	—	2,690
Empower Annuity Insurance Company	—	—	130	130
Prudential Insurance Company of America	364	—	—	364
Life Insurance Company of North America	—	372	—	372
Other	173	21	15	209
Not rated	—	7	4	11
Total recoverables related to acquisition, disposition or run-off activities	537	3,090	149	3,776
Total reinsurance recoverables before market risk benefits	$694	$3,093	$413	$4,200
Allowance for uncollectible reinsurance				(35)
Market risk benefits (4)				993
Total reinsurance recoverables (2)				$5,158
(1)Certified by a NRSRO.
(2)Includes $238 million of current reinsurance recoverables that are reported in Other current assets.
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

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at September 30, 2023. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	September 30, 2023	December 31, 2022	Collateral and Other Terms at September 30, 2023
Berkshire	$810	$1,116	90% were secured by assets in a trust.
Sun Life Assurance Company of Canada	81	115
Liberty Re (Bermuda) Ltd.	94	128	100% were secured by assets in a trust.
SCOR SE	29	39	85% were secured by a letter of credit.
Market risk benefits (2)	$1,014	$1,398
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes IBNR and outstanding claims of $21 million. These amounts are excluded from market risk benefits at September 30, 2023 in Note 9 and Note 10A to the Consolidated Financial Statements. At December 31, 2022, IBNR and outstanding claims of $27 million offset by premium due of $3 million were excluded from the market risk benefits as restated due to the adoption of LDTI.

The impact of nonperformance risk (i.e. the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the three and nine months ended September 30, 2023 and September 30, 2022.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	September 30, 2023			December 31, 2022
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$612	$8,927	$9,539	$654	$9,218	$9,872
Equity securities	31	3,345	3,376	45	577	622
Commercial mortgage loans	215	1,402	1,617	67	1,547	1,614
Policy loans	—	1,224	1,224	—	1,218	1,218
Other long-term investments	—	4,076	4,076	—	3,728	3,728
Short-term investments	188	—	188	139	—	139
Total	$1,046	$18,974	$20,020	$905	$16,288	$17,193

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

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of September 30, 2023:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$657	$631
Due after one year through five years	3,983	3,710
Due after five years through ten years	3,306	2,914
Due after ten years	2,294	1,938
Mortgage and other asset-backed securities	394	346
Total	$10,634	$9,539
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2023
Federal government and agency	$278	$—	$19	$(14)	$283
State and local government	41	—	—	(3)	38
Foreign government	373	—	4	(21)	356
Corporate	9,548	(45)	50	(1,037)	8,516
Mortgage and other asset-backed	394	—	—	(48)	346
Total	$10,634	$(45)	$73	$(1,123)	$9,539

December 31, 2022
Federal government and agency	$292	$—	$32	$(12)	$312
State and local government	43	—	—	(2)	41
Foreign government	375	—	11	(21)	365
Corporate	9,742	(44)	89	(981)	8,806
Mortgage and other asset-backed	390	—	1	(43)	348
Total	$10,842	$(44)	$133	$(1,059)	$9,872

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

	September 30, 2023				December 31, 2022
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,679	$1,746	$(67)	589	$5,533	$6,127	$(594)	1,659
Below investment grade	283	291	(8)	1,094	887	964	(77)	1,287
More than one year
Investment grade	5,262	6,200	(938)	1,646	1,151	1,487	(336)	462
Below investment grade	774	884	(110)	859	330	382	(52)	369
Total	$7,998	$9,121	$(1,123)	4,188	$7,901	$8,960	$(1,059)	3,777

Equity Securities
The following table provides the values of the Company's equity security investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$662	$53	$673	$138
Equity securities with no readily determinable fair value	3,217	3,323	380	484
Total	$3,879	$3,376	$1,053	$622
In 2023, we became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. VillageMD is a provider of primary, multi-specialty and urgent care services that is majority-owned by Walgreens Boots Alliance, Inc. These securities are included in Equity securities with no readily determinable fair value in the above table. A compounding dividend of 5.5% accrues annually on $2.2 billion of our cost basis in these shares. Consistent with our strategy to invest in targeted startup and growth-stage companies in the health care industry, approximately 95% of our investments in equity securities are in the health care sector.

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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	September 30, 2023			December 31, 2022
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$909	2.18		$901	2.12
60% to 79%	542	1.80		564	1.73
80% to 100%	166	1.48		149	1.17
Total	$1,617	1.97	62%	$1,614	1.89	60%

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

	Carrying Value as of
(In millions)	September 30, 2023	December 31, 2022
Real estate investments	$1,511	$1,319
Securities partnerships	2,360	2,166
Other	205	243
Total	$4,076	$3,728

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

As of September 30, 2023, there have been no material changes to the Company's derivative financial instruments. Please refer to the Company's 2022 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of September 30, 2023 and December 31, 2022. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

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
The following realized gains and losses on investments exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net realized investment (losses) gains, excluding credit loss expense and asset write-downs	$(9)	$(67)	$(29)	$(454)
Credit loss (expense)	(5)	(15)	(3)	(39)
Other investment asset write-downs	—	—	(12)	—
Net realized investment (losses), before income taxes	$(14)	$(82)	$(44)	$(493)
Net realized investment losses for the nine months ended September 30, 2023 and September 30, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Financial assets at fair value
Debt securities
Federal government and agency	$146	$147	$137	$165	$—	$—	$283	$312
State and local government	—	—	38	41	—	—	38	41
Foreign government	—	—	356	365	—	—	356	365
Corporate	—	—	8,125	8,394	391	412	8,516	8,806
Mortgage and other asset-backed	—	—	303	313	43	35	346	348
Total debt securities	146	147	8,959	9,278	434	447	9,539	9,872
Equity securities (1)	3	6	48	132	2	—	53	138
Short-term investments	—	—	188	139	—	—	188	139
Derivative assets	—	—	193	230	—	1	193	231
(1)Excludes certain equity securities that have no readily determinable fair value.

Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Additionally, as discussed in Note 9E to the Consolidated Financial Statements, the Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	September 30, 2023	December 31, 2022	Unobservable Input September 30, 2023	September 30, 2023		December 31, 2022
Debt securities
Corporate	$391	$412	Liquidity	60 - 1060 (300)	bps	60 - 1060 (270)	bps
Mortgage and other asset-backed securities	43	35	Liquidity	120 - 595 (300)	bps	105 - 520 (310)	bps
Total Level 3 debt securities	$434	$447

An increase in liquidity spread adjustments would result in a lower fair value measurement, while a decrease would result in a higher fair value measurement.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Debt and Equity Securities
Beginning balance	$454	$512	$447	$796
(Losses) gains included in Shareholders' net income	(1)	4	(1)	14
Losses included in Other comprehensive (loss) income	(5)	(11)	(5)	(62)
Purchases, sales and settlements
Purchases	6	81	10	157
Settlements	(5)	(54)	(32)	(206)
Total purchases, sales and settlements	1	27	(22)	(49)
Transfers into/(out of) Level 3
Transfers into Level 3	—	6	71	124
Transfers out of Level 3	(13)	(34)	(54)	(319)
Total transfers into/(out of) Level 3	(13)	(28)	17	(195)
Ending balance	$436	$504	$436	$504
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(1)	$—	$(1)	$(2)
Change in unrealized gain or (loss) included in Other comprehensive (loss) income for assets held at the end of the reporting period	$(4)	$(33)	$(9)	$(60)

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

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the nine months ended September 30, 2023 and 2022 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Guaranteed separate accounts (See Note 16)	$210	$203	$342	$382	$—	$—	$552	$585
Non-guaranteed separate accounts (1)	151	211	5,435	5,522	204	203	5,790	5,936
Subtotal	$361	$414	$5,777	$5,904	$204	$203	6,342	6,521
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							686	757
Total							$7,028	$7,278
(1)Non-guaranteed separate accounts include $3.8 billion as of September 30, 2023 and $4.0 billion as of December 31, 2022 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of September 30, 2023 and December 31, 2022.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2023 or 2022.
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

	Fair Value as of		Unfunded Commitment as of September 30, 2023	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	September 30, 2023	December 31, 2022
Securities partnerships	$416	$451	$204	Not applicable	Not applicable
Real estate funds	266	302	—	Quarterly	30 - 90 days
Hedge funds	4	4	—	Up to annually, varying by fund	30 - 90 days
Total	$686	$757	$204
As of September 30, 2023, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the nine months ended September 30, 2023 and 2022, impairments recognized requiring these assets to be measured at fair value were not material. Realized investment gains and losses from these observable price changes for the three and nine months ended September 30, 2023 and September 30, 2022 were not material.

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

	Classification in Fair Value Hierarchy	September 30, 2023		December 31, 2022
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,470	$1,617	$1,491	$1,614
Long-term debt, including current maturities, excluding finance leases	Level 2	$26,225	$29,526	$28,653	$30,994

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of September 30, 2023 or December 31, 2022. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 13 in the Company's 2022 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure. The Company's maximum exposure to loss from securities limited partnerships and real estate limited partnerships is $5.1 billion as of September 30, 2023 compared to $4.8 billion as of December 31, 2022 and the maximum exposure from real estate joint ventures is $0.9 billion as of September 30, 2023 compared to $0.6 billion as of December 31, 2022.

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

Shareholders' other comprehensive (loss) income, net of tax, for both the three and nine months ended September 30, 2023 and 2022, is primarily driven by the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI, including the restatement for amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements), are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Securities and Derivatives
Beginning balance, as retrospectively restated	$(118)	$(247)	$(332)	$1,266
Unrealized (depreciation) appreciation on securities and derivatives	(257)	(325)	2	(2,259)
Tax benefit (expense)	57	(7)	(9)	393
Net unrealized (depreciation) on securities and derivatives	(200)	(332)	(7)	(1,866)
Reclassification adjustment for losses included in Shareholders' net income ((Loss) gain on sale of businesses)	—	171	—	171
Reclassification adjustment for losses included in Shareholders' net income (Net realized investment losses)	12	14	38	41
Reclassification adjustment for (gains) included in Shareholders' net income (Selling, general and administrative expenses)	(1)	—	(1)	—
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(3)	(3)	(8)	(9)
Net losses reclassified from AOCI to Shareholders' net income	8	182	29	203
Other comprehensive (loss) income, net of tax	(192)	(150)	22	(1,663)
Ending balance	$(310)	$(397)	$(310)	$(397)
Net long-duration insurance and contractholder liabilities measurement adjustments (1)
Beginning balance	$(704)	$(300)	$(256)	$(765)
Current period change in discount rate for certain long-duration liabilities	(27)	(55)	(585)	549
Tax benefit (expense)	12	23	149	(98)
Net current period change in discount rate for certain long-duration liabilities	(15)	(32)	(436)	451
Current period change in instrument-specific credit risk for market risk benefits	(17)	16	(50)	(6)
Tax benefit (expense)	4	(3)	10	1
Net current period change in instrument-specific credit risk for market risk benefits	(13)	13	(40)	(5)
Other comprehensive (loss) income, net of tax	(28)	(19)	(476)	446
Ending balance	$(732)	$(319)	$(732)	$(319)
Translation of foreign currencies
Beginning balance, as retrospectively restated	$(157)	$(500)	$(154)	$(233)
Translation of foreign currencies	(31)	(90)	(36)	(332)
Tax benefit (expense)	2	—	4	(28)
Net translation of foreign currencies	(29)	(90)	(32)	(360)
Reclassification adjustment for losses included in Net income ((Loss) gain on sale of businesses)	—	236	—	236
Reclassification adjustment for tax expense included in Net income	—	29	—	29
Net translation losses reclassified from AOCI to Net income	—	265	—	265
Translation of foreign currencies	(31)	146	(36)	(96)
Tax benefit	2	29	4	1
Other comprehensive (loss) income, net of tax	(29)	175	(32)	(95)
Less: Net translation gain (loss) on foreign currencies attributable to noncontrolling interests	—	1	—	(2)
Shareholders' other comprehensive (loss) income, net of tax	(29)	174	(32)	(93)
Ending balance	$(186)	$(326)	$(186)	$(326)
Postretirement benefits liability
Beginning balance	$(899)	$(1,296)	$(916)	$(1,336)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	11	17	35	50
Reclassification adjustment for (gains) included in Shareholders' net income ((Loss) gain on sale of businesses)	—	(2)	—	(2)
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(3)	(5)	(9)	(12)
Net adjustments reclassified from AOCI to Shareholders' net income	8	10	26	36
Valuation update	—	—	(2)	18
Tax benefit (expense)	—	—	1	(4)
Net change due to valuation update	—	—	(1)	14
Other comprehensive income, net of tax	8	10	25	50
Ending balance	$(891)	$(1,286)	$(891)	$(1,286)
Total Accumulated other comprehensive loss
Beginning balance, as retrospectively restated	$(1,878)	$(2,343)	$(1,658)	$(1,068)
Shareholders' other comprehensive (loss) income, net of tax	(241)	15	(461)	(1,260)
Ending balance	$(2,119)	$(2,328)	$(2,119)	$(2,328)
(1)Established upon the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.

Note 15 – Income Taxes
Income Tax Expense
The 21.3% effective tax rate for the three months ended September 30, 2023 was higher than the 20.4% rate for the three months ended September 30, 2022, primarily as a result of increases for the remeasurement of deferred tax liabilities and the Medicare Advantage litigation settlement, partially offset by favorable results relative to the Company's foreign operations. The 19.9% effective tax rate for the nine months ended September 30, 2023 is lower than the 21.0% rate for the nine months ended September 30, 2022. The decrease is driven largely by favorable results relative to the Company's foreign operations and the release of uncertain tax positions resulting from favorable audit developments, partially offset by an increase for the remeasurement of deferred tax liabilities.

As of September 30, 2023, we had approximately $331 million in deferred tax assets ("DTAs") associated with unrealized investment losses that are partially recorded in Accumulated other comprehensive loss. We have determined that a valuation allowance against the DTAs is not currently required based on the Company's ability to carry back losses and our ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any valuation allowance in the future.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2023, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $420 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2023. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2023 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with law or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of September 30, 2023.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the nine months ended September 30, 2023.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations, with alleged damages over $100 million. On November 1, 2023, the parties signed a settlement agreement pursuant to which Express Scripts agreed to resolve the service-related claims. The settlement agreement is not an admission of liability or fault by Express Scripts, the Company or its subsidiaries. Following the settlement, Elevance would retain the right to appeal the pricing-related claims that were previously dismissed by the court, while Express Scripts would retain the ability to reassert its own pricing-related claims in the event any appeal by Elevance is successful.

Medicare Advantage. A qui tam action that was filed by a private individual (the "relator") on behalf of the government in the United States District Court for the Southern District of New York in 2017 was unsealed on August 6, 2020. The action asserts claims related to risk adjustment practices arising from certain health exams conducted as part of the Company's Medicare Advantage business. In September 2021, the qui tam action was transferred to the United States District Court for the Middle District of Tennessee. On January 11, 2022, the U.S. Department of Justice ("DOJ") (U.S. Attorney's Offices for the Southern District of New York and the Middle District of Tennessee) filed a motion to partially intervene, which was granted on August 2, 2022. On October 14, 2022, the DOJ filed its complaint-in-intervention alleging that certain diagnoses made during in-home exams were invalid for risk adjustment purposes, seeking unspecified damages and penalties under the federal False Claims Act. The Company's motion to dismiss the DOJ's complaint is fully briefed and pending before the court. The Company's motion to dismiss relator's complaint was denied as moot after relator asked for and was granted permission to amend his complaint. Relator filed an amended complaint on July 28, 2023, which the Company moved to dismiss on September 11, 2023. On September 29, 2023, the Company, the relator and the DOJ settled the matter for $37 million plus interest and attorney’s fees.
Regulatory Matters
Civil Investigative Demand. The DOJ is conducting industry-wide investigations of Medicare Advantage organizations' risk adjustment practices. For certain Medicare Advantage organizations, including The Cigna Group, those investigations have resulted in litigation (see "Litigation Matters—Medicare Advantage" above). As part of these investigations, the Company responded to information requests (civil investigative demands) from the DOJ (U.S. Attorney's Office for the Eastern District of Pennsylvania) regarding its risk adjustment submissions. On September 29, 2023, the Company settled the DOJ’s investigation for approximately $135 million plus interest. In connection with this settlement and the settlement of the litigation (see "Litigation Matters—Medicare

Advantage" above), The Cigna Group also entered into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of the Inspector General, which contains certain auditing and governance requirements for a period of five years from the settlement date.

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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Charges (benefits) associated with litigation matters (Selling, general and administrative expenses)	$201	$171	$—	$—	$201	$171	$(28)	$(20)
Loss (gain) on sale of businesses	21	19	(1,735)	(1,388)	21	19	(1,735)	(1,388)
Integration and transaction-related costs (Selling, general and administrative expenses)	13	9	24	23	20	15	112	86
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	—	—	—	—	22	17
Total impact from special items	$235	$199	$(1,711)	$(1,365)	$242	$205	$(1,629)	$(1,305)

Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. See Note 2 to the Consolidated Financial Statements for further information. Prior period summarized segment information has been retrospectively adjusted to conform to this new basis of accounting. Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2023
Revenues from external customers	$37,230	$11,426	$71	$—	$48,727
Intersegment revenues	1,303	1,136	—	(2,439)
Net investment income	63	176	76	6	321
Total revenues	38,596	12,738	147	(2,433)	49,048
Net realized investment results from certain equity method investments	—	30	—	—	30
Adjusted revenues	$38,596	$12,768	$147	$(2,433)	$49,078
Income (loss) before income taxes	$1,272	$1,019	$(3)	$(448)	$1,840
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(44)	—	—	—	(44)
Net realized investment losses (1)	1	35	8	—	44
Amortization of acquired intangible assets	443	11	—	—	454
Special items
Charges associated with litigation matters	44	157	—	—	201
Loss on sale of businesses	—	—	21	—	21
Integration and transaction-related costs	—	—	—	13	13
Pre-tax adjusted income (loss) from operations	$1,716	$1,222	$26	$(435)	$2,529

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2022
Revenues from external customers	$34,670	$10,329	$78	$—	$45,077
Intersegment revenues	1,003	667	—	(1,670)
Net investment income	25	101	75	3	204
Total revenues	35,698	11,097	153	(1,667)	45,281
Net realized investment results from certain equity method investments	—	80	—	—	80
Adjusted revenues	$35,698	$11,177	$153	$(1,667)	$45,361
Income (loss) before income taxes	$1,200	$876	$1,755	$(340)	$3,491
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(17)	(1)	(4)	—	(22)
Net realized investment losses (1)	—	158	4	—	162
Amortization of acquired intangible assets	442	17	1	—	460
Special items
(Gain) on sale of businesses	—	—	(1,735)	—	(1,735)
Integration and transaction-related costs	—	—	—	24	24
Pre-tax adjusted income (loss) from operations	$1,625	$1,050	$21	$(316)	$2,380
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2023
Revenues from external customers	$108,462	$34,581	$232	$—	$143,275
Intersegment revenues	4,343	3,143	—	(7,486)
Net investment income	175	454	230	17	876
Total revenues	112,980	38,178	462	(7,469)	144,151
Net realized investment results from certain equity method investments	—	22	—	—	22
Adjusted revenues	$112,980	$38,200	$462	$(7,469)	$144,173
Income (loss) before income taxes	$3,318	$3,252	$47	$(1,292)	$5,325
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(140)	(2)	—	—	(142)
Net realized investment losses (1)	—	64	2	—	66
Amortization of acquired intangible assets	1,330	38	—	—	1,368
Special items
Charges associated with litigation matters	44	157	—	—	201
Loss on sale of businesses	—	—	21	—	21
Integration and transaction-related costs	—	—	—	20	20
Pre-tax adjusted income (loss) from operations	$4,552	$3,509	$70	$(1,272)	$6,859

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2022
Revenues from external customers	$100,675	$31,411	$1,736	$—	$133,822
Intersegment revenues	3,421	1,815	—	(5,236)
Net investment income	51	545	344	3	943
Total revenues	104,147	33,771	2,080	(5,233)	134,765
Net realized investment results from certain equity method investments	—	134	—	—	134
Adjusted revenues	$104,147	$33,905	$2,080	$(5,233)	$134,899
Income (loss) before income taxes	$3,114	$2,953	$2,138	$(1,166)	$7,039
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(41)	(2)	(11)	—	(54)
Net realized investment losses (1)	—	542	85	—	627
Amortization of acquired intangible assets	1,329	89	1	—	1,419
Special items
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
(Gain) on sale of businesses	—	—	(1,735)	—	(1,735)
Integration and transaction-related costs	—	—	—	112	112
Charge for organizational efficiency plan	—	—	—	22	22
Pre-tax adjusted income (loss) from operations	$4,402	$3,582	$478	$(1,060)	$7,402
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. Prior period amounts have been retrospectively adjusted to reflect adoption of amended accounting guidance for long-duration insurance contracts, as discussed in Note 2 to the Consolidated Financial Statements. The following table presents these revenues by product, premium and service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Products (Pharmacy revenues) (ASC 606)
Network revenues	$16,926	$16,583	$49,080	$48,221
Home delivery and specialty revenues	16,324	15,583	48,943	45,550
Other revenues	2,390	1,630	6,506	5,009
Intercompany eliminations	(1,109)	(1,034)	(3,890)	(3,349)
Total pharmacy revenues	34,531	32,762	100,639	95,431
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Commercial (1)
Insured	4,144	3,821	12,315	11,312
Stop loss	1,548	1,384	4,565	4,053
Other	362	353	1,095	1,065
U.S. Government (1)
Medicare Advantage	2,189	1,949	6,605	6,080
Medicare Part D	224	240	984	986
Other
Short-duration (Individual and family plans)	1,266	697	3,767	2,014
Long-duration(2) (Individual Medicare supplement and limited benefit health products)	344	332	1,015	993
International Health
Short-duration (Group medical insurance)	743	655	2,174	1,911
Long-duration(2) (Individual private medical insurance)	91	77	266	235
Total Cigna Healthcare	10,911	9,508	32,786	28,649
Divested International businesses	—	—	—	1,500
Other	70	76	225	219
Intercompany eliminations	17	2	51	—
Total premiums	10,998	9,586	33,062	30,368
Services (Fees) (ASC 606)
Evernorth Health Services	2,862	1,875	8,199	5,289
Cigna Healthcare	1,639	1,530	4,847	4,504
Other Operations	1	—	3	9
Other revenues	43	(38)	172	108
Intercompany eliminations	(1,347)	(638)	(3,647)	(1,887)
Total fees and other revenues	3,198	2,729	9,574	8,023
Total revenues from external customers	$48,727	$45,077	$143,275	$133,822
(1)Other than the long-duration products referenced in the table, U.S. Commercial and U.S. Government insurance contracts are short-duration.
(2)U.S. Government's and International Health's long-duration premium revenues are associated with contracts that provide coverage greater than one year or are guaranteed to be renewed at the option of the policyholder beyond one year.

Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.3 billion as of each of September 30, 2023 and December 31, 2022.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2023, compared with December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022 ("2022 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors in our 2022 Form 10-K, Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our") is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Part 1, Item 1, "Business" of our 2022 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments. Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. Prior period Financial highlights and Results of operations have been retrospectively adjusted to conform to this new basis of accounting. The commentary provided below describes our results for the three and nine months ended September 30, 2023 compared with the same periods in 2022. Unless specified otherwise, commentary applies to both the three and nine month periods.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2023	2022	% Change	2023	2022	% Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$38,596	$35,698	8%	$112,980	$104,147	8%
Cigna Healthcare	12,768	11,177	14	38,200	33,905	13
Other Operations	147	153	(4)	462	2,080	(78)
Corporate, net of eliminations	(2,433)	(1,667)	(46)	(7,469)	(5,233)	(43)
Adjusted revenues	49,078	45,361	8	144,173	134,899	7
Net realized investment results from certain equity method investments	(30)	(80)	63	(22)	(134)	84
Total revenues	$49,048	$45,281	8%	$144,151	$134,765	7%
Shareholders' net income	$1,408	$2,757	(49)%	$4,135	$5,511	(25)%
Adjusted income from operations	$2,011	$1,859	8%	$5,449	$5,780	(6)%
Earnings per share (diluted)
Shareholders' net income	$4.74	$8.97	(47)%	$13.89	$17.46	(20)%
Adjusted income from operations	$6.77	$6.05	12%	$18.31	$18.31	—%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,716	$1,625	6%	$4,552	$4,402	3%
Cigna Healthcare	1,222	1,050	16	3,509	3,582	(2)
Other Operations	26	21	24	70	478	(85)
Corporate, net of eliminations	(435)	(316)	(38)	(1,272)	(1,060)	(20)
Consolidated pre-tax adjusted income from operations	2,529	2,380	6	6,859	7,402	(7)
Income attributable to noncontrolling interests	44	22	100	142	54	163
Net realized investment losses (1)	(44)	(162)	73	(66)	(627)	89
Amortization of acquired intangible assets	(454)	(460)	1	(1,368)	(1,419)	4
Special items	(235)	1,711	N/M	(242)	1,629	N/M
Income before income taxes	$1,840	$3,491	(47)%	$5,325	$7,039	(24)%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023	2022	% Change		2023	2022	% Change
Pharmacy revenues	$34,531	$32,762	5%		$100,639	$95,431	5%
Premiums	10,998	9,586	15		33,062	30,368	9
Fees and other revenues	3,198	2,729	17		9,574	8,023	19
Net investment income	321	204	57		876	943	(7)
Total revenues	49,048	45,281	8		144,151	134,765	7
Pharmacy and other service costs	33,639	31,777	6		98,540	92,740	6
Medical costs and other benefit expenses	8,927	7,751	15		27,007	24,215	12
Selling, general and administrative expenses	3,788	3,151	20		10,760	9,690	11
Amortization of acquired intangible assets	454	460	(1)		1,368	1,419	(4)
Total benefits and expenses	46,808	43,139	9		137,675	128,064	8
Income from operations	2,240	2,142	5		6,476	6,701	(3)
Interest expense and other	(365)	(304)	(20)		(1,086)	(904)	(20)
(Loss) gain on sale of businesses	(21)	1,735	N/M		(21)	1,735	N/M
Net realized investment losses	(14)	(82)	83		(44)	(493)	91
Income before income taxes	1,840	3,491	(47)		5,325	7,039	(24)
Total income taxes	391	713	(45)		1,060	1,479	(28)
Net income	1,449	2,778	(48)		4,265	5,560	(23)
Less: Net income attributable to noncontrolling interests	41	21	95		130	49	165
Shareholders' net income	$1,408	$2,757	(49)%		$4,135	$5,511	(25)%
Consolidated effective tax rate	21.3%	20.4%	90	bps	19.9%	21.0%	(110)	bps
Medical customers (in thousands)					19,607	17,954	9%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,408		$2,757		$4,135		$5,511
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$44	41	$162	145	$66	56	$627	513
Amortization of acquired intangible assets	454	363	460	322	1,368	1,053	1,419	1,061
Special items
Charges (benefits) associated with litigation matters	201	171	—	—	201	171	(28)	(20)
Loss (gain) on sale of businesses	21	19	(1,735)	(1,388)	21	19	(1,735)	(1,388)
Integration and transaction-related costs	13	9	24	23	20	15	112	86
Charge for organizational efficiency plan	—	—	—	—	—	—	22	17
Total special items	$235	199	$(1,711)	(1,365)	$242	205	$(1,629)	(1,305)
Adjusted income from operations		$2,011		$1,859		$5,449		$5,780
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$4.74		$8.97		$13.89		$17.46
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$0.15	0.14	$0.53	0.48	$0.22	0.19	$1.99	1.62
Amortization of acquired intangible assets	1.53	1.22	1.50	1.05	4.60	3.54	4.50	3.36
Special items
Charges (benefits) associated with litigation matters	0.68	0.58	—	—	0.67	0.58	(0.09)	(0.06)
Loss (gain) on sale of businesses	0.07	0.06	(5.64)	(4.52)	0.07	0.06	(5.49)	(4.39)
Integration and transaction-related costs	0.04	0.03	0.08	0.07	0.07	0.05	0.35	0.27
Charge for organizational efficiency plan	—	—	—	—	—	—	0.07	0.05
Total special items	$0.79	0.67	$(5.56)	(4.45)	$0.81	0.69	$(5.16)	(4.13)
Adjusted income from operations		$6.77		$6.05		$18.31		$18.31
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Commentary: Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022
The commentary presented below, and in the segment discussions that follow, compare results for the three and nine months ended September 30, 2023 with results for the three and nine months ended September 30, 2022. Unless specified otherwise, commentary applies to both the three and nine month periods.
Shareholders' net income decreased 49% and 25%, respectively, primarily reflecting the absence of the gain on the sale of our life, accident and supplemental health benefits business in six countries sold on July 1, 2022 (the "Chubb transaction").
Adjusted income from operations increased 8% for the three months ended September 30, 2023 primarily driven by higher earnings in our Evernorth Health Services and Cigna Healthcare segments. The decrease of 6% for the nine months ended September 30, 2023 primarily reflects the absence of earnings from the businesses divested in the Chubb transaction.
Medical customers increased 9%, reflecting growth in fee-based customers as well as in Individual and Medicare Advantage customers. See Part I, Item 1 of our 2022 Form 10-K for definitions of Cigna Healthcare's market segments.
Pharmacy revenues increased 5% in both periods, reflecting inflation on branded drugs as well as growth in specialty. See the "Segment Reporting - Evernorth Health Services Segment" section of this MD&A for further discussion.
Premiums increased 15% and 9%, respectively, reflecting insured customer growth and higher premium rates in Cigna Healthcare due to anticipated underlying medical cost trend. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion. For the nine months ended September 30, 2023, these favorable effects were partially offset by a decline in premiums due to the Chubb transaction.
Fees and other revenues increased 17% and 19%, respectively, primarily reflecting client growth from our continued affordability services within Evernorth Health Services.
Net investment income increased 57% for the three months ended September 30, 2023, primarily driven by higher yields, as well as improved returns on our partnership investments and, to a lesser extent, growth in average invested assets. For the nine months ended September 30, 2023, the decrease of 7% was primarily due to the unfavorable impact of the Chubb transaction, partially offset by growth in average invested assets. Also contributing to the decrease was lower returns on partnership investments largely offset by increased yields on other investments. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 6% in both periods, reflecting inflation on branded drugs as well as growth in specialty.
Medical costs and other benefit expenses increased 15% and 12%, respectively, primarily reflecting insured customer growth. For the nine months ended September 30, 2023, the increase also reflects trend in Cigna Healthcare partially offset by the impact of the Chubb transaction.

Selling, general and administrative expenses increased 20% and 11%, respectively, primarily driven by volume-related expenses in Cigna Healthcare due to business growth, as well as increased investments to support the onboarding of new clients and continued advancement of our digital capabilities and care solutions in Evernorth Health Services. Increased expenses were also driven by charges associated with litigation settlements during the three months ended September 30, 2023. See Note 16 to the Consolidated Financial Statements for further discussion. For the nine months ended September 30, 2023, these increases were partially offset by the impact of the Chubb transaction.
Interest expense and other increased 20% in both periods, primarily reflecting higher interest rates on our indebtedness and increased pension costs.
Gain on sale of businesses primarily reflects the Chubb transaction, which closed on July 1, 2022. In 2023, we recorded immaterial adjustments to the sales price reflecting resolution of certain contractual matters.
Realized investment results were substantially improved in both periods, primarily due to lower mark-to-market losses on investments. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate increased by 90 basis points for the three months ended September 30, 2023 primarily reflecting the unfavorable effects of the remeasurement of deferred tax liabilities and the Medicare Advantage litigation settlement in the third quarter of 2023. These effects were partially offset by favorable results relative to the Company's foreign operations. For the nine months ended September 30, 2023, the effective tax rate decreased by 110 basis points, driven by favorable results relative to the Company's foreign operations and the release of uncertain tax positions resulting from favorable audit developments. These favorable effects were partially offset by the remeasurement of deferred tax liabilities in the third quarter of 2023.

Recent Events

Economic Conditions
We continue to monitor global economic conditions, including inflation, labor market dynamics and the recent geopolitical events. We continue to proactively address impacts to our pricing with third parties (including vendors, health care providers and drug providers), our investment portfolio and our workforce. We are also monitoring the potential impact on client and customer health care needs.
Our results of operations or cash flows for the three and nine months ended September 30, 2023 were not materially impacted by inflation, labor market dynamics, or the recent events affecting the financial services industry. For further information regarding risks we encounter in our business due to economic conditions, see "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

Conflict in the Middle East
The Cigna Group serves a limited number of customers and clients in the impacted regions in the Middle East. We have not experienced significant impacts to date on our investment portfolio, financial position or results of operations. For a more complete discussion of the risks we encounter in our business, see "Risk Factors" contained in Part I, Item 1A of our 2022 Form 10-K.

Developments

CarepathRx Health System Solutions
In July 2023, Evernorth Health, Inc. acquired a minority interest in CarepathRx Health Systems Solutions ("CHSS"). CHSS provides integrated hospital pharmacy solutions to support patients across their complete health care journey. By pairing Evernorth Health Services' diverse specialty and care expertise with CHSS' robust pharmacy and infusion management capabilities, technology solutions and health system relationships, we can further improve, expand and accelerate pharmacy care delivery for the growing number of patients with chronic and complex care needs. See Note 5 to the Consolidated Financial Statements for further discussion of this investment.

Medicare Star Quality Ratings ("Star Ratings")
The Centers for Medicare and Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform. Categories of measurement include quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. On October 13, 2023, CMS announced Medicare Star Ratings for bonus payments to be received in 2025. We estimate 67% to be in four star or greater plans for bonus payments to be received in 2024 and 2025 (based upon the current customer mix associated with the announced Star Ratings). See Part I, Item I, "Business - Regulation" section of our 2022 Form 10-K for further discussion of Star Ratings.

Medicare Advantage Rates

On March 31, 2023, CMS released the final Calendar Year 2024 Medicare Advantage Program and Part D Payment Policies (the "2024 Final Notice"). The 2024 Final Notice rates were improved from the advance notice rates (previously released on February 1, 2023). We do not expect the final rates to have a material impact on our consolidated results of operations in 2024.

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

Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Operating activities	$10,346	$6,557
Investing activities	$(4,734)	$3,714
Financing activities	$(3,044)	$(8,604)

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2023 compared with the same period in 2022.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows increased for the nine months ended September 30, 2023 due to higher insurance liabilities, higher pharmacy and service costs payable, acceleration of cash proceeds from the accounts receivable factoring facility and the higher CMS Part D annual settlement.
Investing activities
The Company invested $2.7 billion in VillageMD in 2023. This, combined with the absence of the net $4.9 billion proceeds received from the Chubb transaction in 2022, resulted in an increase in cash used in investing activities.
Financing activities
The Company had lower share repurchases and lower net debt outflows. These factors resulted in a decrease in cash used in financing activities in 2023.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S. regulated subsidiaries were $758 million for the nine months ended September 30, 2023 and $1.4 billion for the nine months ended September 30, 2022. This decrease was due in part to lower statutory earnings in 2022 and additional capital held at subsidiaries to support business growth which is in line with our capital planning. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
As of September 30, 2023, The Cigna Group's revolving credit agreements include: a $4.0 billion five-year revolving credit and letter of credit agreement that expires in April 2028; and a $1.0 billion 364-day revolving credit agreement that expires in April 2024.

As of September 30, 2023, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $3.5 billion of remaining capacity under our commercial paper program and $8.7 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 40.5% at September 30, 2023 and 41.9% at June 30, 2023 due in part to the July 2023 repayment of $2.9 billion of senior notes at maturity.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.4 billion from its subsidiaries without further approvals as of September 30, 2023.
Use of Capital Resources

Long-term debt. In July 2023, we repaid $2.9 billion of senior notes at maturity.
Capital expenditures. Capital expenditures for property, equipment and computer software were $1.2 billion in the nine months ended September 30, 2023 compared to $1.0 billion in the nine months ended September 30, 2022. This increase reflects our continued strategic investment in technology for future growth. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. During the first nine months of 2023, The Cigna Group declared and paid quarterly cash dividends of $1.23 per share of its common stock, compared to quarterly cash dividends of $1.12 per share in the first nine months of 2022. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On October 25, 2023, the Board of Directors declared the fourth quarter cash dividend of $1.23 per share of The Cigna Group common stock to be paid on December 21, 2023 to shareholders of record on December 6, 2023. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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
We repurchased 6.1 million shares for approximately $1.8 billion during the nine months ended September 30, 2023, compared to 20.1 million shares for approximately $5.8 billion during the nine months ended September 30, 2022. From October 1, 2023 through November 1, 2023, we repurchased 1.6 million shares for approximately $474 million. Share repurchase authority was $1.3 billion as of November 1, 2023.

Strategic investments. In 2023, we became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. VillageMD provides health care services for individuals and communities across the United States, with primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients' homes and online appointments. See Note 11 to the Consolidated Financial Statements for further discussion of this investment. In July 2023, Evernorth Health, Inc. acquired a minority interest in CarepathRx Health Systems Solutions. See Note 5 to the Consolidated Financial Statements for further discussion of this investment.

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

Our long-term debt obligations previously provided in our 2022 Form 10-K have been updated as of September 30, 2023 due to the issuance of $700 million in aggregate principal amount of our 5.685% senior notes due March 2026 and $800 million in aggregate principal amount of our 5.400% senior notes due March 2033. See Note 7 to the Consolidated Financial Statements for a discussion of the debt issuance.
•Total scheduled payments on long-term debt are $45.0 billion through March 2051, which include scheduled interest payments and maturities of long-term debt.
•We expect $0.3 billion of long-term debt payments (including scheduled interest payments) to be paid for the remainder of 2023.

In connection with our equity method investment in CarepathRx Health Systems Solutions ("CHSS"), we guaranteed $125 million of CHSS's credit facilities. See Note 5 to the Consolidated Financial Statements for further information regarding our equity method investment in CHSS.
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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2022 Form 10-K. As of September 30, 2023, there were no significant changes to the critical accounting estimates from what was reported in our 2022 Form 10-K.
Goodwill and Other intangible assets
Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2023. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by sufficient margins. For the U.S. Government reporting unit (which includes Individual and Family Plans, Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, and Medicare Supplement) the estimated fair value exceeded the carrying value by a sufficient margin despite a decrease from the prior year. The two most critical factors affecting the reporting unit's future cash flows assumptions are customer growth and profit margins. If we do not realize our targeted customer growth or profit margins, the cash flow projections could be impacted and significantly reduce the fair value of the reporting unit.

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

Results of Operations

Financial Summary
	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022			2023	2022
Total revenues	$38,596	$35,698	8%		$112,980	$104,147	8%
Adjusted revenues (1)	$38,596	$35,698	8%		$112,980	$104,147	8%
Pharmacy and other service costs	$36,000	$33,338	8%		$105,819	$97,625	8%
Gross profit (2)	$2,596	$2,360	10%		$7,161	$6,522	10%
Adjusted gross profit (1),(2)	$2,596	$2,360	10%		$7,161	$6,522	10%
Pre-tax adjusted income from operations	$1,716	$1,625	6%		$4,552	$4,402	3%
Pre-tax adjusted margin	4.4%	4.6%	(20)	bps	4.0%	4.2%	(20)	bps
Adjusted expense ratio (3)	2.2%	2.0%	(20)	bps	2.2%	2.0%	(20)	bps

Selected Financial Information
	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2023	2022			2023	2022
Pharmacy revenue by distribution channel
Adjusted network revenues(1)	$16,926	$16,583	2%		$49,080	$48,221	2%
Adjusted home delivery and specialty revenues(1)	16,324	15,583	5		48,943	45,550	7
Other pharmacy revenues	2,390	1,630	47		6,506	5,009	30
Total adjusted pharmacy revenues(1)	$35,640	$33,796	5%		$104,529	$98,780	6%
Adjusted fees and other revenues (1)	2,893	1,877	54		8,276	5,316	56
Net investment income	63	25	152		175	51	243
Adjusted revenues (1)	$38,596	$35,698	8%		$112,980	$104,147	8%
Pharmacy script volume (4)
Adjusted network scripts	331	325	2%		978	963	2%
Adjusted home delivery and specialty scripts	63	71	(11)		193	210	(8)
Total adjusted scripts	394	396	(1)%		1,171	1,173	—%
Generic fill rate (5)
Network	86.8%	86.6%	20	bps	87.7%	87.1%	60	bps
Home delivery	85.9%	84.7%	120	bps	85.1%	85.3%	(20)	bps
Overall generic fill rate	86.7%	86.4%	30	bps	87.5%	87.0%	50	bps
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

Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022

Adjusted network revenues increased 2% in both periods, reflecting inflation on branded drugs and higher claims volume, partially offset by a decrease in claims mix and an increase in the generic fill rate.

Adjusted home delivery and specialty revenues increased 5% and 7%, respectively, with the three months ended September 30, 2023 reflecting inflation on branded drugs and higher specialty claims volume, partially offset by lower home delivery claims volume. The nine months ended September 30, 2023 reflecting higher specialty claims volume and inflation on branded drugs, partially offset by lower home delivery claims volume.

Other pharmacy revenues increased 47% and 30%, respectively, reflecting higher volume from our CuraScript Specialty Distribution business.

Adjusted fees and other revenues increased 54% and 56%, respectively, reflecting client growth of our Care Delivery and Management Solutions, including cross-enterprise leverage, and client growth from our continued affordability services.

Adjusted gross profit increased 10% in both periods, and pre-tax adjusted income from operations increased 6% and 3%, respectively, reflecting growth in Specialty Pharmacy and continued affordability improvements, partially offset by increased strategic investments to support the onboarding of new clients and continued advancement of our digital capabilities and care solutions to support whole-person health outcomes, partially offset by operational expense discipline.

The adjusted expense ratio increased 20 bps in both periods, reflecting increased strategic investments to support the onboarding of new clients and continued advancement of our digital capabilities and care solutions to support whole-person health outcomes, partially offset by operational expense discipline.

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
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Cigna Healthcare segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three and nine months ended September 30, 2023, the impact of this amended guidance is immaterial. See Note 2 to the Consolidated Financial Statements for additional information.
Results of Operations

Financial Summary
	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022			2023	2022
Adjusted revenues	$12,768	$11,177	14%		$38,200	$33,905	13%
Pre-tax adjusted income from operations	$1,222	$1,050	16%		$3,509	$3,582	(2)%
Pre-tax adjusted margin	9.6%	9.4%	20	bps	9.2%	10.6%	(140)	bps
Medical care ratio	80.5%	80.8%	30	bps	81.0%	81.0%	—	bps
Adjusted expense ratio	21.6%	21.9%	30	bps	21.3%	21.0%	(30)	bps
Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022
Adjusted revenues increased 14% and 13%, respectively, reflecting customer growth and higher premium rates due to anticipated underlying medical cost trend.
Pre-tax adjusted income from operations increased 16% for the three months ended September 30, 2023, driven by U.S. Commercial growth, including increased specialty contributions, partially offset by U.S. Government. Pre-tax adjusted income from operations decreased 2% for the nine months ended September 30, 2023, driven by U.S. Government, including less favorable prior year development, mostly offset by U.S. Commercial growth, including increased specialty contributions.
The medical care ratio decreased 30 bps for the three months ended September 30, 2023, primarily due to a lower U.S. Commercial medical care ratio reflecting effective pricing execution and affordability initiatives, partially offset by a higher U.S. Government medical care ratio, including a shift in business mix. The medical care ratio was flat for the nine months ended September 30, 2023, primarily due to a lower U.S. Commercial medical care ratio reflecting effective pricing execution and affordability initiatives, offset by a higher U.S. Government medical care ratio, including less favorable prior year development.

The adjusted expense ratio decreased 30 bps for the three months ended September 30, 2023, primarily due to revenue growth outpacing volume-related expenses as well as higher technology spend. The adjusted expense ratio increased 30 bps for the nine months ended September 30, 2023, primarily due to volume-related expenses and higher technology spend outpacing revenue growth.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of September 30,
(In thousands)	2023	2022	% Change
Insured	5,387	4,760	13%
U.S. Commercial	2,224	2,205	1
U.S. Government	1,965	1,376	43
International Health (1)	1,198	1,179	2
Services only	14,220	13,194	8
U.S. Commercial	13,785	12,556	10
U.S. Government	5	5	—
International Health (1)	430	633	(32)
Total	19,607	17,954	9%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries, as well as certain customers served by our third-party administrator. International Health customers as of September 30, 2023 reflect the transition of certain run-off business to Other Operations beginning January 1, 2023.
Total medical customers increased 9%, primarily driven by growth in fee-based customers as well as in Individual and Medicare Advantage customers. See Part I, Item 1 of our 2022 Form 10-K for definitions of Cigna Healthcare's market segments.

Unpaid Claims and Claim Expenses

(In millions)	As of September 30, 2023	As of December 31, 2022	% Change
Unpaid claims and claim expenses – Cigna Healthcare	$5,317	$4,176	27%
Our unpaid claims and claim expenses liability increased 27%, driven by customer growth in our Individual business and stop loss seasonality.

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
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Other Operations segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. For the three and nine months ended September 30, 2023, the impact of this amended guidance is immaterial. Prior period results related to long-duration contracts sold in the Chubb transaction and our divested interest in a joint venture in Türkiye were not adjusted (as permitted by ASU 2022-05). See Note 9 to the Consolidated Financial Statements for additional disclosure of our long-duration insurance contracts and Note 2 to the Consolidated Financial Statements for additional information regarding the adoption of this amended guidance.

Results of Operations

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)		Nine Months Ended September 30,		Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022			2023	2022
Adjusted revenues	$147	$153	(4)%		$462	$2,080	(78)%
Pre-tax adjusted income from operations	$26	$21	24%		$70	$478	(85)%
Pre-tax adjusted margin	17.7%	13.7%	400	bps	15.2%	23.0%	(780)	bps
Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022
Adjusted revenues for the three and nine months ended September 30, 2023 declined reflecting the absence of revenues from the business divested in 2022.

Pre-tax adjusted income from operations reflects favorable interest margins and lower benefit expenses for the three months ended September 30, 2023. For the nine months ended September 30, 2023, pre-tax adjusted income from operations decreased primarily due to the absence of earnings from the businesses divested in the Chubb transaction.
Corporate
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate financing less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs and eliminations for products and services sold between segments.

Financial Summary	Three Months Ended September 30,		Change Favorable (Unfavorable)	Nine Months Ended September 30,		Change Favorable (Unfavorable)
(In millions)	2023	2022		2023	2022
Pre-tax adjusted loss from operations	$(435)	$(316)	(38)%	$(1,272)	$(1,060)	(20)%

Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022
Pre-tax adjusted loss from operations increased 38% and 20% respectively, primarily due to higher interest rates on our indebtedness and increased pension costs due to lower expected asset returns and a higher discount rate. While our pension expense has increased year-over-year, we continue to expect the required contributions for 2023 to be immaterial.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	September 30, 2023	December 31, 2022
Debt securities	$9,539	$9,872
Equity securities	3,376	622
Commercial mortgage loans	1,617	1,614
Policy loans	1,224	1,218
Other long-term investments	4,076	3,728
Short-term investments	188	139
Total	$20,020	$17,193

Investment Outlook
We continue to actively monitor economic conditions including the impact of inflation, higher interest rates and the potential for a recession on the investment portfolio. Although there has been very limited impact to date on our investment portfolio as a result of the recent geopolitical events, including the conflict in the Middle East, we are monitoring the ongoing developments of this situation. We also continue to monitor the banking system stress that emerged in early 2023 and any potential impacts on our investments. To date, this systemic stress has been most prominent in regional banks, where our investment portfolio has no material exposure. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	September 30, 2023	December 31, 2022
Federal government and agency	$283	$312
State and local government	38	41
Foreign government	356	365
Corporate	8,516	8,806
Mortgage and other asset-backed	346	348
Total	$9,539	$9,872

Our debt securities portfolio decreased during the nine months ended September 30, 2023 primarily due to net sales activity. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the last several quarters. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of September 30, 2023, $7.8 billion, or 82%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.7 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $3.8 billion. These investments are generally less marketable than publicly traded bonds; however, yields on these investments tend to be higher than yields on publicly traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Elevated global inflation, higher interest rates, continuing supply chain disruptions and potential fallout from the stress in the banking system are the primary risks that many of the issuers in our portfolio are facing. To date, most issuers have been successful in managing the cost escalation and product shortages without undue margin pressure. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of September 30, 2023, our $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of September 30, 2023. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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
Other Long-term Investments
Other long-term investments of $4.1 billion as of September 30, 2023 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. The increase in other long-term investments of $0.3 billion since December 31, 2022 is primarily driven by net additional funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 90 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
Income from our limited partnership investments is generally reported on a one quarter lag due to the timing of when financial information is received from the general partner or manager of the investments. Accordingly, our net investment income in the third quarter largely reflects the underlying financial information from the first two quarters of 2023. We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.2 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $11.0 billion as of September 30, 2023. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of September 30, 2023.

MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section of our 2022 Form 10-K. As of September 30, 2023, there were no material changes in our interest rate risk exposures as reported in our 2022 Form 10-K; however, following increased investments in equity securities in 2023, we have increased risk regarding market prices for equity securities. If the market price for all equity securities declined by 10%, Cigna would record a realized loss of approximately $340 million as of September 30, 2023 compared to an insignificant exposure as of December 31, 2022. See Note 11 to the Consolidated Financial Statements for more information about our investments in equity securities.

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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended September 30, 2023:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
July 1-31, 2023	12,012	$282.98	—	$2,474
August 1-31, 2023	942,948	$283.09	941,074	$2,210
September 1-30, 2023	1,442,028	$288.00	1,436,968	$1,800
Total	2,396,988	$286.04	2,378,042	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 12,012 shares in July, 1,874 shares in August and 5,060 shares in September 2023.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From October 1, 2023 through November 1, 2023, we repurchased 1.6 million shares for approximately $474 million. Share repurchase authority was $1.3 billion as of November 1, 2023.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.
Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the quarter ended September 30, 2023, the following 10b5-1 director and officer trading plan arrangement change occurred:
1.On August 16, 2023, Michael Triplett, President, U.S. Commercial, adopted a 10b5-1 plan. Mr. Triplett's plan provides for the sale of up to 5,379 shares of The Cigna Group common stock through March 15, 2024.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and the Company's policies regarding insider transactions.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
10.1	Offer letter for Noelle K. Eder dated September 14, 2023	Filed herewith.
10.2	Offer letter for Nicole S. Jones dated September 14, 2023	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 2, 2023

THE CIGNA GROUP

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)