Form 10-K
period 2023-12-31
Cigna Group
filed 2024-02-29
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $82.8 billion.
As of January 31, 2024, 292,355,022 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2024 annual meeting of shareholders.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learnings; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").
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

PART I
Item 1. BUSINESS
OVERVIEW

The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us," or "our"), is a global health company.

Our Purpose and Mission
The Cigna Group is a global health company committed to creating a better future built on the vitality of every individual and every community. We relentlessly challenge ourselves to partner and innovate solutions for better health. Powered by our people and our brands, we advance our mission to improve the health and vitality of those we serve.
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
Core Strengths
•Deep clinical expertise across pharmacy, medical and behavioral.
•Robust data and insights supporting care with greater precision and personalization.
•Focus on developing innovative solutions addressing needs of customers, patients and clients.
•Partnering with others to accelerate innovation and create sustainable impact.
•Consultative approach driven by an experienced and talented team.
At The Cigna Group, we relentlessly challenge ourselves to partner and innovate solutions for better health. Our global workforce of approximately 72,500 colleagues work to fulfill our mission to improve the health and vitality of over 164 million customer relationships in more than 30 markets and jurisdictions.
We have two growth platforms: Evernorth Health Services and Cigna Healthcare. Evernorth Health Services is our pharmacy benefits, specialty and care solution that is highly attractive to our clients and partners because of the depth of its capabilities and expertise. Evernorth Health Services also enables us to deepen existing relationships across our entire book of business. Cigna Healthcare is the health benefits provider of The Cigna Group, serving customers and clients for our U.S. Healthcare and International Health operating segments, and it allows us to harness our partnership relationship with physicians to deliver affordable and coordinated health care.
Our portfolio of offerings solves diverse challenges across the health care system. Our capabilities include: 1) a broad portfolio of solutions and services, some of which can be offered on a stand-alone basis; 2) integrated behavioral, medical and pharmacy management solutions; 3) leading specialty pharmacy, clinical and care management expertise; and 4) advanced analytics that help us engage more meaningfully with those we serve.
Together, Evernorth Health Services and Cigna Healthcare provide a strong and diverse foundation that allows us to capitalize on growth opportunities by leading with our strengths – pharmacy and medical solutions – and then expanding those relationships by addressing additional client needs and innovating and delivering new services and solutions. To transform the differentiated value we deliver to our customers, patients, clients, communities and investors into attractive, sustained growth, we continue to cultivate our portfolio of businesses with the goal of consistently delivering the foundational growth, accelerated growth and opportunity for cross-enterprise leverage we expect today and in the future. When considering our broad portfolio of businesses, we have strong foundational businesses that we expect to continue to grow. These businesses often serve as the key entry point for clients with either a pharmacy relationship, a medical relationship or both. We also have a variety of accelerated growth businesses, both scaled and emerging, which build upon our foundational relationships or provide exposure to adjacent high-growth areas. Our cross-enterprise leverage provides us with an opportunity to unlock even more value as the combined power of the franchise is unleashed.

Information about Segments
We present the financial results of our businesses in the following segments (see "Executive Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") located in Part II, Item 7 of this Form 10-K for a Financial Summary):

Evernorth Health Services partners with health plans, employers, governmental organizations and health care providers to solve challenges in the areas of pharmacy benefits, home delivery pharmacy, specialty pharmacy, specialty distribution, and care delivery and management solutions. Within Evernorth Health Services, pharmacy benefits and home delivery pharmacy are foundational growth businesses and specialty pharmacy, specialty distribution, and care delivery and management solutions are accelerated growth businesses.
Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. U.S. Healthcare provides commercial medical plans and specialty benefits and solutions for insured and self-insured clients (U.S. Employer), Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors and individual health insurance plans. International Health provides health care solutions in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations. Within Cigna Healthcare, U.S. Employer and International Health are foundational growth businesses.
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC") for $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions (the "HCSC transaction").
Other Operations comprises the remainder of our business operations, which includes certain ongoing businesses and exited businesses. Our ongoing businesses include our continuing business, corporate-owned life insurance ("COLI"), and our run-off businesses. Our run-off businesses include (i) variable annuity reinsurance business (formerly referred to as guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business), (ii) settlement annuity business and (iii) individual life insurance and annuity and retirement benefits businesses. Our exited businesses include the international life, accident and supplemental benefits businesses sold in July 2022 (the "Chubb transaction") and our interest in a joint venture in Türkiye sold in December 2022.
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
Cross-enterprise Leverage
Cross-enterprise leverage enables us to uniquely use the depth and breadth of our wide-ranging capabilities across the enterprise to create more value, expand our reach and drive growth. We look across our enterprise at our client relationships within both Evernorth Health Services and Cigna Healthcare and seek to deepen them by leveraging our entire suite of capabilities. Cross-enterprise leverage brings teams from across the enterprise together in a quick, efficient and organized manner to move from ideation to solution creation to meet client's evolving needs.

Evernorth Health Services offerings, such as the Express Scripts PBM, Accredo Specialty Pharmacy, and Evernorth Care behavioral health solutions, are available within Cigna Healthcare solutions. This broadens Evernorth Health Services’s presence in the total health care delivery system, and expands the breadth and depth of offerings available to Cigna Healthcare clients and customers while improving affordability, access, quality of care, care innovations and transparency.

A recent product innovation is Pathwell Bone & Joint - a Cigna Healthcare solution powered by Evernorth Health Services. Pathwell Bone & Joint delivers affordability to clients via an enhanced digital customer experience and customized clinical navigation through a care advocate. During 2023, this program was offered to Cigna Healthcare U.S. Employer clients.

Other Information
The financial information included in this Form 10-K for the fiscal year ended December 31, 2023 is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. In the segment discussions that follow, we use the terms "adjusted revenues" and "pre-tax adjusted income (loss) from operations" to describe segment results. See

Note 25 to the Consolidated Financial Statements of this Form 10-K for definitions of those terms. Industry rankings and percentages set forth herein are for the year ended December 31, 2023, unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.
The Cigna Group, through its predecessor companies, was incorporated in Delaware in 1981. Cigna Corporation was renamed The Cigna Group in February 2023.
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
Intellectual Property Rights
We hold a variety of trademarks and service marks used throughout our businesses. We also use patents to protect our proprietary technological advances and to differentiate ourselves in the market. The Cigna Group companies hold over 400 United States patents. We are not substantially dependent on any single patent or group of related patents. We are not aware of any facts that could materially impact the continuing use of any of our intellectual property.

EVERNORTH HEALTH SERVICES

Evernorth Health Services includes a broad range of independent and coordinated health solutions and capabilities designed to enable the health care system to work better and help people live richer, healthier lives. Health plans, employers, governmental organizations and health care providers partner with Evernorth Health Services to solve their biggest challenges in the areas of pharmacy benefits, home delivery pharmacy, specialty pharmacy, specialty distribution, and care delivery and management solutions. In 2023, Evernorth Health Services reported adjusted revenues of $153.5 billion and pre-tax adjusted income from operations of $6.4 billion.

Since the launch of the Evernorth Health Services brand, we have continued to grow and serve more people. Today, Evernorth Health Services is made up of dozens of businesses across pharmacy benefit, specialty and care services. All products and services below are part of the Evernorth Health Services offering.

How We Deliver
•Deep clinical expertise when evaluating medicines, digital therapeutics and other health solutions for efficacy and value to assist clients in selecting a cost effective formulary.
•Affordable solutions that provide more value and drive risk-sharing and value-based care.

•Flexible solutions tailored to client needs, using Evernorth Health Services' combined strengths and capabilities, as well as strategic partnerships, to deliver: better, more efficient care for patients; better experiences for clients, providers and customers; and enhanced choices for clients and customers through our open architecture model.

•Talented, experienced and caring people who work as consultative partners to solve complex problems across a fragmented health care ecosystem, fueled by data and expertise that drives purposeful innovation.

The following chart depicts a high-level summary of our principal products and services in this segment with definitions on subsequent pages.

	Principal Products & Services	Brands/ Subsidiaries	Key Relationships	Primary Competitors
Pharmacy Benefit Services - Driving Foundational Growth	Pharmacy Benefits
 Express Scripts PBM, National Preferred Formulary, myMatrixx®, Express Scripts MedRx ManagementSM, Advanced Utilization Management, Enhanced Fraud, Waste & Abuse, Ascent Health Services, Econdisc Contracting Solutions, Copay Assurance®, Inside Rx®, Evernorth Wholesale MarketplaceSM, Value-Based Programs (Express Scripts SafeGuardRx®, Express Scripts Patient Assurance®, EncircleRxSM)
			Clients, Customers, Health Care Providers, Consultants, Health Plans, Commercial and Government Payors, Self-paying Customers, Pharmacy Providers	Health Plans, Independent Pharmacy Benefit Managers ("PBMs"), Managed Care PBMs, Third-Party Benefit Administrators, Group Purchasing Organizations, Clinical Solutions and Health Care Data Analytics Companies
	Home Delivery Pharmacy	Express Scripts Pharmacy®	Clients, Customers, Health Care Providers	Retail Pharmacies, Home Delivery Pharmacies
Specialty and Care Services - Driving Accelerated Growth	Specialty Pharmacy	Accredo®, Freedom Fertility Pharmacy®, Therapeutic Resource Center®	Clients, Customers, Health Care Providers, Specialty Drug Distributors	Specialty Pharmacies
	Specialty Distribution	CuraScript SD®	Clinics, Hospitals, Physicians' Offices, Pharmacies, Alternative Sites of Care	Specialty Drug Distributors
	Care Delivery and Management Solutions	eviCore Healthcare®, Evernorth Behavioral Health, Evernorth Home-Based Care, MDLIVE®, inMyndSM, Health Connect 360®, RationalMed®, Evernorth Digital Health FormularySM	Clients, Customers, Health Care Providers, VillageMD, Health Plans	Managed Care Organizations, Care Delivery and Care Management Solutions Providers, Third-Party Benefit Administrators, Health Care Data Analytics Companies
Principal Products & Services
Pharmacy Benefit Services
•Pharmacy Benefits. We drive high-quality, cost-effective pharmacy care through a range of services. We adjudicate drug claims from Express Scripts Pharmacy, Accredo and retail network participants, and provide retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and other services.
◦Retail Pharmacy Network Administration. We contract with retail pharmacies to provide prescription drugs to customers of the pharmacy benefit plans our clients offer. We negotiate with pharmacies throughout the United States to discount drug prices and offer national and regional network options responsive to client preferences related to cost containment, convenience of access for customers and network performance. We also manage networks of pharmacies customized for or under direct contract with specific clients and have contracted with pharmacy provider networks to comply with the Center for Medicare and Medicaid Services ("CMS") access requirements for the federal Medicare Part D prescription drug program ("Medicare Part D").
◦Drug Formulary Management.
▪Formularies are lists of drugs with designations that may be used to determine drug coverage, customer out-of-pocket costs and communicate plan preferences in competitive drug categories. Our formulary management services support clients in establishing formularies that assist customers and physicians in choosing clinically-appropriate, cost-effective drugs and prioritize access, safety and affordability.
▪We administer specific formularies for our clients, including standard formularies developed by Express Scripts and custom formularies in which we play a more limited role. Many of our clients select standard formularies, governed by our National Pharmacy & Therapeutics Committee ("P&T Committee"), our Therapeutic Assessment Committee ("TAC") and our Value Assessment Committee ("VAC"). These committees work together to develop recommendations for formularies that first consider clinical results independent of price considerations. Only after these clinical reviews are completed and codified are other factors such as net cost, market share and drug utilization trends considered for the final development of our formularies.
▪One of the ways we manage our drug formulary is through negotiating to secure additional affordability for the benefit of our clients based on the utilization of certain prescription drugs and supplies which can be paid to us in the form of a rebate. With respect to our clients' rebate arrangements, most chose to receive the greater of a minimum rebate guarantee or a contractually agreed-upon percentage of rebates. In some rebate arrangements, Express Scripts PBM takes on the risk of securing the rebate value necessary to meet the value guaranteed to its client. The actual amount of value secured by Express Scripts PBM is dependent upon the result of its negotiations for rebates. In 2023, the Express Scripts PBM shared over 95% of the drug formulary management rebates it received with its PBM clients, and two-thirds of its clients received 100% of rebates.
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
◦myMatrixx. myMatrixx is a PBM with an exclusive focus on workers' compensation. We combine high-touch customer service with clinical expertise and state-of-the-art business intelligence systems to deliver simplified solutions and positive outcomes.
◦Medical Drug Management. We offer a comprehensive range of services and guaranteed savings for managing medically billed specialty drugs. Our solutions apply utilization management, site of care management and claims prepayment review to effectively reduce wasteful spend, while providing services tailored to customers helping ensure safety and healthier outcomes. We also offer Express Scripts MedRx Management, a multifaceted medical drug strategy, developed to provide both clinical and financial value to clients.
◦Advanced Utilization Management. These programs include prior authorization, drug quantity management and step therapy designed to ensure clinically appropriate medication use and avoid unnecessary client pharmacy spend.
◦Enhanced Fraud, Waste & Abuse. We help plan sponsors identify customers and prescribers with potentially unusual or excessive utilization patterns. The program is designed to help identify outliers and situations of abnormal use or prescribing patterns by analyzing types of prescriptions, refill patterns and pharmacy utilization.
◦Administration of Group Purchasing Organizations. We operate various group purchasing organizations that negotiate pricing for the purchase of pharmaceuticals or formulary rebates with pharmaceutical manufacturers on behalf of their participants. These groups also provide various administrative services to their participants including management and reporting.
◦Inside Rx. Inside Rx is a prescription medication savings program that offers eligible self-paying customers discounts on many brand and generic medications. This program is not insurance but offers savings at nearly 60,000 participating retail pharmacies (including all major chains) in the United States and Puerto Rico. The program also offers discounts on prescription medications through private label solutions.
◦Evernorth Wholesale Marketplace. Evernorth Wholesale Marketplace offers a suite of flexible, private label PBM solutions including but not limited to a Pharmacy Rebate Program, a Retail Network Program, Value-Based Solutions, a Medical Rebate Program and Utilization Management Policies. These offerings are captured under either our drug formulary administrative service arrangements or our formulary processing arrangements.
◦Value-Based Programs.
▪Express Scripts SafeGuardRx. We offer a solution platform aimed at therapy classes that pose budgetary threats to clients and clinical challenges to customers. Our solutions are designed to help keep our clients ahead of the drug cost curve while providing customers the personalized services and access they need. These solutions are offered throughout our pharmacy benefit management services and include, but are not limited to, care for: cardiovascular, diabetes, hepatitis, HIV, inflammatory conditions, neurological, multiple sclerosis, oncology, pulmonary, rare conditions and weight management. Innovative Express Scripts SafeGuardRx programs may include utilization management, specialized expertise from our Therapeutic Resource Centers and financial savings.
▪Express Scripts Copay Assurance and Patient Assurance Programs. The Copay Assurance program caps consumer out-of-pocket costs for certain prescription drugs under a client's prescription drug benefit. The Patient Assurance Program addresses affordability challenges for customers managing their diabetes and cardiovascular conditions by providing a lower, fixed, out-of-pocket cost to the customer by negotiating additional discounts to reduce customer out-of-pocket costs, and applies those discounts at the point of service.
▪Express Scripts EncircleRx. EncircleRx is a data-driven solution that helps clients reduce costs and enhance outcomes for chronic condition categories. EncircleRx focuses on ensuring the right patient population has the correct access, prescriber and pharmacy management parameters in place and provides ongoing patient support in order to track responses to therapy and demonstrate patient outcomes.

•Home Delivery Pharmacy. Our Express Scripts Pharmacy offers free standard shipping of medications nationwide, usually in a 90-day supply, directly to the customer's home and allows for automatic refills on eligible medications and unrestricted telephone access to customer care advocates and specially trained pharmacists to answer customer questions. Our differentiated practice of pharmacy, coupled with our advanced automated dispensing technology, results in safer and more accurate pharmacy operations when compared to retail pharmacies, convenient access to maintenance medications and better coordination with management of our PBM clients' drug costs through operating efficiencies and generic substitutions. The Home Delivery Pharmacy operations consist of thirteen licensed pharmacies, including four fulfillment pharmacies. Our fulfillment pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
Specialty and Care Services
•Specialty Pharmacy. Specialty medications are primarily characterized as high-cost medications for the treatment of complex and rare diseases. These medications broadly include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements or medications limited to certain specialty pharmacy networks by manufacturers. The front-end of our pharmacy, anchored by Accredo, is organized into Therapeutic Resource Centers, where pharmacists focus their practice of pharmacy by condition. Accredo is focused on dispensing injectable, infused, oral and inhaled drugs that require a higher level of clinical service and support than traditional pharmacies typically offer. Accredo supports successful outcomes for customers and reduces waste for clients through our specially trained clinicians and network of in-home nursing services, our nationwide footprint, our drug reimbursement services and by helping customers access assistance programs. Drug manufacturers may select Accredo for exclusive dispensing of highly specialized therapies. Freedom Fertility Pharmacy is dedicated exclusively to supporting customers undergoing fertility treatment. Our Specialty Pharmacy operations consist of 31 licensed pharmacies.
•Specialty Distribution. CuraScript SD is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare or orphan diseases) directly to health care providers, clinics and hospitals in the United States for office or clinic administration. Through this business, we provide distribution services primarily to health care providers who treat customers with chronic diseases and regularly order costly specialty pharmaceuticals. This business operates three distribution centers and ships most products overnight within the United States. It is a contracted supplier with most major group purchasing organizations and leverages its distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
•Care Delivery and Management Solutions. We offer clinical programs to help our clients drive better whole-person health outcomes through our Care Delivery (virtual care, in-home care and physical primary care) and Care Management (eviCore benefits management, behavioral health services and health coaching capabilities) offerings.
◦eviCore Healthcare. eviCore Healthcare is a medical benefits management organization that promotes customers' optimal treatment at the right site of care by leveraging our team of medical professionals, evidence-based guidelines and innovative technologies to promote affordable care. eviCore Healthcare provides integrated solutions for key clinical diagnostic areas such as advanced imaging, cardiology and gastroenterology, as well as longitudinal areas such as musculoskeletal, oncology and post-acute care. eviCore Healthcare contracts with health plans to promote the appropriate use of health care services by the customers they serve. In certain instances, this occurs through capitated risk arrangements, when we assume the financial obligation for the cost of health care services provided to eligible customers covered by eviCore healthcare management solutions.
◦Evernorth Behavioral Health. Our behavioral health solutions simplify the complicated treatment landscape by assisting members to the right level of care at the right time, in the right place - from start to finish. Our predictive analytics models proactively identify customers who need support so that we can engage them early and provide the appropriate care, leveraging our extensive provider network including in-person providers, virtual providers and digital tools.
◦Evernorth Home-Based Care. Our Evernorth Home-Based Care solution is a complete, in-home population health and clinical service business dedicated to serving the diverse needs of members, providers and customers, including in-home primary care, care coordination and enablement services. We address common barriers to care faced by older Americans, including chronic conditions, limited mobility and transportation issues. While most care in this model is home-based, our solution is digitally and virtually enabled for patients and their caregivers.
◦MDLIVE. MDLIVE virtual care services provide flexibility for the customer to access a network of virtual care providers for preventative and routine primary care and wellness, urgent care, dermatology care, behavioral health care needs and chronic condition management.
◦Pharmacy Solutions. These programs combine various solutions to coordinate care for customers and include: inMynd, Condition and Disease Management, Navigation, Health Connect 360, RationalMed and Evernorth Digital Health Formulary.

Clients and Customers
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
•Customers. Prescription drugs are dispensed to patients connected to the service offerings we provide to clients. Prescription drugs are dispensed primarily through networks of retail pharmacies under non-exclusive contracts with us and via home delivery from Express Scripts Pharmacy and specialty pharmacies, including Accredo.
The Department of Defense ("DoD") TRICARE® Pharmacy Program is the military health care program serving active-duty service customers, National Guard and Reserve customers and retirees, as well as their dependents. We provide online claims adjudication, home delivery services, specialty pharmacy clinical services, enhanced specialty care and care coordination capabilities, claims processing and contact center support and other services critical to managing pharmacy trend. Our seven-year pharmacy program contract is through 2029. Beginning March 1, 2024, the DoD has agreed to expand TRICARE Home Delivery to include specialty pharmacy services through Accredo. Revenues from this contract are significant to the segment.
Express Scripts and Prime Therapeutics LLC ("Prime") have an agreement to deliver improved choice and affordability for Prime's clients and their customers by enhancing retail pharmacy networks and pharmaceutical manufacturer value through 2025. The agreement was expanded to include the option for Prime's plans to access the Accredo specialty pharmacy and Express Scripts home delivery pharmacies through 2025. Revenues from these contracts are significant to the segment.
Effective January 1, 2024, Express Scripts and Centene Corporation ("Centene") have a multi-year agreement to manage pharmacy benefit services for Centene's approximately 20 million customers. Centene customers will also have access to Express Scripts' extensive national network of retail pharmacies. Revenues from these contracts are expected to be significant to the segment.
Competition
The health care industry has undergone periods of substantial consolidation and may continue to consolidate in the future. Many of the largest managed care organizations now also own health services businesses that compete with Evernorth Health Services in the verticals in which we participate. We believe the primary competitive factors in the industry include the ability to: negotiate with retail pharmacies to ensure our retail pharmacy networks meet the needs of our clients and customers; provide home delivery and specialty pharmacy services; negotiate discounts and rebates on prescription drugs with drug manufacturers; specialize in claim adjudication and benefit administration; navigate the complexities of government-reimbursed business including Medicare, Medicaid and the public exchanges; manage cost and quality of specialty drugs; and use the information we obtain about drug utilization patterns and consumer behavior to reduce costs for our clients and customers and assess the level of service we provide. We believe our focus on improving the health and vitality of those we serve will allow us to further differentiate ourselves from our primary competitors shown in the chart above.
Suppliers
We maintain an inventory of brand-name and generic pharmaceuticals in our home delivery pharmacies, specialty pharmacies and specialty distributor. Our specialty pharmacies and specialty distributor also carry biopharmaceutical products to meet the needs of our customers, including pharmaceuticals for the treatment of rare or chronic diseases; if a drug is not in our inventory, we can generally obtain it from a supplier within a reasonable amount of time.
We purchase pharmaceuticals either directly from manufacturers or through authorized wholesalers. Evernorth Health Services uses one wholesaler for approximately half of our pharmaceutical purchases, but holds contracts with other wholesalers if needs for an alternate source arise. Generic pharmaceuticals are generally purchased directly from manufacturers.
Growth Strategy

Evernorth Heath Services' strategy is to continue to create value for our clients by leveraging innovation from across our business and assets to drive affordability, while improving access, service and quality. We relentlessly innovate to make the prediction, prevention and treatment of disease more accessible to millions of people.

Our growth platform includes our foundational businesses of Pharmacy Benefits and Home Delivery Pharmacy and our accelerated growth businesses of Specialty Pharmacy, Specialty Distribution and Care Delivery and Management Solutions. As we look to 2024, we will leverage our strong foundation and continue to capitalize on opportunities including: expanding our markets by evolving our service offerings to meet changing customer demands, including focusing on our Care Solutions businesses; increasing transparency and predictability; delivering on biosimilar opportunities; driving improved enterprise affordability initiatives value; investing in our business, infrastructure and people to drive enterprise growth; and continuing to build on our new relationship with Centene.

Cross-enterprise Leverage with Cigna Healthcare. Evernorth Health Services' offerings continue to be cross-leveraged within Cigna Healthcare solutions, helping broaden our presence in the total health care delivery system, further reducing the total cost of care for clients and customers. See "Cross-enterprise Leverage" section within Item 1. Business - Overview for further information.
Key Transactions and Business Developments
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting this segment.

CIGNA HEALTHCARE

Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical plan services and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Within Cigna Healthcare, U.S. Employer and International Health are foundational growth businesses. In 2023, Cigna Healthcare reported adjusted revenues of $51.2 billion and pre-tax adjusted income from operations of $4.5 billion.
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to HCSC for $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions.

How We Deliver
•Clinical programs to support the highest-quality health outcomes and customer experiences.
•Partnership with high-performing providers, emphasizing value over volume of services.
•Differentiated approach to understanding clients and responding to evolving workforce needs to improve employee productivity and drive more consistent performance.
•Technology and data analytics powering actionable insights and promoting solutions to improve health and vitality with greater precision and personalization.
•Innovative integrated benefit solutions that deliver value for our customers, clients and partners.
•Talented, experienced and caring team members who work as consultative partners in aligning client and customer needs to our solutions and putting those we serve at the center of all we do.
We offer a mix of administrative services only and medical insurance solutions to employers, groups and individuals along with specialty benefits and solutions to improve the quality of care, lower costs and help customers achieve better health outcomes. Many of these solutions are available on a stand-alone basis, but we believe additional value and savings are created when they are integrated with a Cigna Healthcare-administered health plan.

The following chart depicts a high-level summary of our principal products and services in this segment, with definitions on subsequent pages.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)(1)	Primary Distribution Channel(s)	Primary Competitors
U.S. Healthcare Plans
Employer Medical Plans (including Consumer-Driven Products)	Cigna Healthcare	Nationwide	ASO, GC, ER	Brokers, Private Exchanges, Direct	National Insurers, Local Healthplans, Third-Party Administrators ("TPAs")
Individual and Family Plans	Cigna Healthcare	14 states (2)	GC	Public Exchanges, Brokers, Direct	National Insurers, Local Healthplans, Provider-led Plans
Medicare Advantage Plans	Cigna Healthcare	30 states (3) & District of Columbia	GC	Direct, Brokers	National Insurers, Local Healthplans, Provider-led Plans
Medicare Stand-Alone Prescription Drug Plans	Cigna Healthcare, Express Scripts	Nationwide	ASO, GC	Direct, Brokers	National Insurers
Medicare Supplement Plans	Cigna Healthcare	48 states (4) & District of Columbia	GC	Brokers, Direct, Private Exchanges	National Insurers
U.S. Healthcare Specialty Benefits and Solutions
Behavioral Health	Cigna Healthcare	Nationwide	ASO, GC, ER	Brokers, Direct	National Insurers, Specialty Companies
Consumer Health Engagement	Cigna Healthcare		ASO, GC, ER		National Insurers, Specialty Companies
Cost Containment	Cigna Healthcare		ASO, GC, ER		National Insurers, Specialty Companies
Dental	Cigna Dental Care®		ASO, GC, ER		Dental Insurers, National Insurers
Pharmacy Management	Cigna Healthcare		ASO, GC, ER		Independent PBMs, Managed Care PBMs
Stop-Loss	Cigna Healthcare		GC		National Insurers, Specialty Companies
(1)(Our three funding solutions include administrative services only ("ASO"), insured - guaranteed cost ("GC") and insured - experience-rated ("ER") arrangements.
(2)(AZ, CO, FL, GA, IL, IN, MS, NC, PA, SC, TN, TX, UT & VA.
(3)AL, AR, AZ, CO, CT, DE, FL, GA, IL, KS, KY, MD, MO, MS, NC, NJ, NM, NY, OH, OK, OR, PA, SC, TN, TX, UT, VA, VT & WA. Effective January 1, 2024, also includes NV.
(4)All states except MA & NY.

Principal Products & Services	Major Brand(s)	Geography	Funding Solution(s)	Primary Distribution Channel(s)	Primary Competitors
International Health Products and Services
Global Health Care	Cigna Global Health Benefits, Cigna Global Individual Health	Worldwide (except as limited by applicable law)	ASO, GC, ER	Brokers, Direct	Global insurers
Local Health Care	Cigna Healthcare, ManipalCigna, CignaCMB	China, Middle East, Singapore, Hong Kong, Spain, India			Global insurers and local non-U.S. insurers

Principal Products & Services
U.S. Healthcare Plans
•Employer Medical Plans include Health Maintenance Organizations ("HMOs"), LocalPlus®, Network and Open Access Plus, and are offered through our insurance companies, HMOs and TPAs. These plans use cost-sharing incentives to encourage the use of "in-network" rather than "out-of-network" health care providers. In addition, Preferred Provider Organization ("PPO") plan offerings feature broader provider access than the other plans, do not require referrals and typically have a higher cost share if a customer seeks care with an out-of-network provider.
◦Consumer-Driven Products are paired with employer medical plans and offer customers a tax-advantaged way to pay for eligible health care expenses. These products, consisting of health savings accounts, health reimbursement accounts and flexible spending accounts, encourage customers to play an active role in managing their health and health care costs.
•Individual and Family Plans are Patient Protection and Affordable Care Act ("ACA") compliant exclusive provider organizations ("EPO") or HMO plans marketed to individuals under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. Customers receive comprehensive health care benefits and have access to a local network of health care providers who have been selected with cost and quality in mind.

Held for Sale

•Medicare Advantage Plans allow Medicare-eligible customers to receive health care benefits, including prescription drugs, through a managed care health plan. Our plans include HMO and PPO plans marketed to individuals and qualified employer groups. A significant portion of our Medicare Advantage customers receive medical care from our value-based models that focus on developing highly-engaged physician networks, aligning payment incentives to improve health outcomes and using timely and transparent data sharing.
•Medicare Stand-Alone Prescription Drug ("Part D") Plans provide a number of prescription drug plan options, as well as service and information support to Medicare-eligible individuals or individuals through a qualified employer group waiver plan. Our stand-alone plans offer the coverage of Medicare combined with the flexibility to select a product that provides enhanced benefits and a formulary that aligns with the individual's needs. Eligible customers benefit from broad network access and enhanced service intended to promote adherence to treatment plans, wellness and affordability.
•Medicare Supplement Plans provide Medicare-eligible customers with federally standardized Medigap plans. Customers may select among the various plans to meet their unique needs and may visit any health care provider or facility that accepts Medicare throughout the United States without the need for a referral.

U.S. Healthcare Specialty Benefits and Solutions
•Behavioral Health solutions consist of a broad national network of behavioral health providers that includes one of the largest virtual networks in the United States, behavioral health specialty case and utilization management, a crisis intervention phone line accessible anytime, employee assistance programs and work/life programs. We integrate our programs and solutions with medical and pharmacy programs to facilitate customized, holistic care as well as to provide resources that increase resiliency and address non-medical factors that affect the overall well-being of our customers.
•Consumer Health Engagement solutions are offered to customers covered under plans administered by Cigna Healthcare or by third-party administrators and consist of an array of health management, disease management and wellness programs. Our Medical Management programs include case, specialty and utilization management and a 24/7 Health Information phone line which ensures around-the-clock access to a medical professional. Our Health Advocacy program includes early intervention in the treatment of chronic conditions and an array of health and wellness coaching. We administer incentives programs designed to encourage customers to engage in health improvement activities.
•Cost Containment Programs are designed to contain the cost of covered health care services and supplies. These programs reduce out-of-network utilization and costs, protect customers from balance billing and educate customers regarding the availability of lower cost in-network services. In addition, we negotiate discounts with out-of-network providers, review provider bills and recover overpayments. We charge fees for providing or arranging for these services. These programs may be administered by third-party vendors that have contracted with Cigna Healthcare.
•Dental solutions include HMO plans, PPO plans, exclusive provider organization plans, traditional indemnity plans and a discount program. Employers and other groups may purchase our products on either an insured or self-insured basis and as stand-alone products or in conjunction with medical products. Additionally, individual customers may purchase insured dental PPO plans as stand-alone products or in conjunction with individual medical policies.
•Pharmacy Management solutions and benefits may be combined with our medical and behavioral health offerings. We offer a comprehensive suite of pharmacy management products and services to our clients and customers, leveraging the capabilities of Evernorth Health Services.

•Stop-Loss insurance coverage is offered to self-insured clients whose group health plans are administered by Cigna Healthcare. Stop-loss insurance provides reimbursement for claims in excess of a predetermined amount for individuals, the entire group, or both.

International Health
•Global Health Care offerings include insurance and administrative services for medical, dental, pharmacy, vision and life, accidental death and dismemberment and disability risks. We are a leading provider of products and services that meet the needs of multinational employers, intergovernmental and nongovernmental organizations and globally mobile individuals with a focus on keeping employees healthy and productive.
•Local Health Care offerings include medical, dental, pharmacy and vision as well as life coverage. Customers include employers and individuals located in specific countries where the products and services are purchased.
Premiums and Fees
•ASO. Plan sponsors (i.e., employers, unions and other groups) create self-funded group health plans to fund all claims, but may purchase stop-loss insurance to limit exposure. We collect fees from ASO clients for providing access to our participating provider networks and for solutions supporting cost-effective benefit management including: claims administration, behavioral health solutions, disease management, utilization management, cost containment, and dental and pharmacy benefit management. Approximately 76% of our U.S. Healthcare medical customers are in ASO arrangements.
•Insured.
GC and ER. In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically a department of insurance). State or federal laws may restrict or limit the use of rating methods. Premium rates are established at the beginning of a policy period and, depending on group size, may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders. With the exception of ER policies, we generally cannot adjust premium rates to reflect actual claim experience until the next policy period; the policyholder does not participate, or share in, actual claim experience, and we retain any surplus or margin if costs are less than the premium charged (subject to minimum medical loss ratio ("MLR") rebate requirements discussed below). For all insured arrangements, we bear the risk for actual costs in excess of the premium charged. Approximately 24% of our U.S. Healthcare medical customers are in insured arrangements.

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

The ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS"). Our U.S. Healthcare medical plans are subject to minimum MLR requirements. The MLR represents the percentage of premiums used to pay claims and expenses for activities that improve the quality of care. If we do not satisfy the prescribed MLR, statutes require premium refunds to policyholders or to CMS.

See the "Business - Regulation" section of this Form 10-K for additional information about premiums, MLR requirements, Star Ratings and risk adjustment programs of the ACA.
Market Segments
•U.S. Healthcare comprises the following market segments:
◦National. Employers with 3,000 or more eligible employees, primarily through ASO funding solutions.
◦Middle Market. Employers generally with 500 to 2,999 eligible employees, solutions for third-party payers, Taft-Hartley plans, as well as other groups, through ASO and insured funding solutions.
◦Select. Employers generally with 51 to 499 eligible employees, primarily through ASO with stop-loss insurance coverage and insured funding solutions.
◦Small. Employers generally with 2 to 50 eligible employees. We offer GC funding solutions in select geographies with our Cigna + Oscar product.
◦Individual and Family Plans. Includes GC, medical ACA-compliant plans on and off the public exchanges for individuals primarily under age 65 who do not have access to health care coverage through an employer or government program such as Medicare or Medicaid. We also offer individual dental plans to customers of all ages across various distribution channels.

◦Medicare Advantage. Includes individuals who are Medicare-eligible customers, as well as employer group sponsored post-65 retirees. We receive Medicare Advantage revenue from CMS based on customer demographic data and health risk factors. Revenues from CMS are significant to the market segment.
•International Health comprises market segments offering international plans to multinational employers and globally mobile individuals, and domestic plans to employers and individuals in specific countries outside of the United States. Employer plans in the International Health segment may be ASO or fully insured plans.

Clients and Customers
We provide clients and customers with access to a mix of medical and specialty benefits and solutions.
•Clients. Our clients include employers, third-party administrators, union-sponsored benefit plans, government health programs and other groups.
•Customers. Our customers include individuals who access our offerings through an employer-sponsored plan, government-sponsored plan, or other insured group.

Primary Distribution Channels
•Brokers. Sales representatives distribute our products and solutions to a broad group of insurance brokers and consultants.
•Direct. Cigna Healthcare sales representatives distribute our products and solutions directly to employers, unions and other groups or individuals. Various products may also be sold directly to insurance companies, HMOs and third-party administrators. Direct distribution may take the form of in-person contact, telephone or group selling venues, or online direct to consumer enrollment platforms.
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
Competition
The primary competitive factors affecting our business are quality of care and cost effectiveness of service and provider networks, effectiveness of medical care management, products that meet the needs of employers and their employees, total cost management, technology and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and health management capabilities along with an array of product funding solutions are competitive advantages. We believe our focus on improving the health and vitality of those we serve will allow us to further differentiate ourselves from our primary competitors shown in the chart above.
Growth Strategy

Cigna Healthcare's strategy is to engage customers in their health, partner with providers to help them improve their performance and connect customers and providers through aligned health goals, incentives and actionable information. This enables informed decisions and drives better outcomes. Fueled by advanced insights and predictive analytics, Cigna Healthcare continues to develop targeted, innovative solutions that span the health care delivery system and can be applied to a multitude of providers. 2024 priorities include continued development of integrated, digital-first, data-driven programs and capabilities to drive affordability and improve clinical outcomes by promoting the highest value care choices to our customer base while improving customer experience.

Arrangements enabling Cigna Healthcare to deliver growth and cross-enterprise leverage to the enterprise are described below.

Participating provider network. We provide our customers with an extensive national network of participating health care providers, hospitals and other facilities, pharmacies and providers of health care services and supplies. In addition, we have strategic alliances with several regional managed care organizations to gain access to their provider networks and discounts.

Provider partnerships. We enter into a variety of provider partnerships to continuously improve the quality of care for those we serve.

•Accountable Care Program. We have more than 200 collaborative care arrangements with primary care groups and have been a pioneer in the transition from fee-for-service to value-based payment arrangements with providers. Our flagship program is the Cigna Collaborative Accountable Care program ("CAC"). The program rewards providers for improving quality outcomes as well as improving medical cost performance. The quality model also includes elements related to health disparities and social determinants of health.
•Specialist Programs. We have more than 100 arrangements with specialist groups in value-based reimbursement arrangements across six different disciplines. Arrangements include incentives for enhanced care coordination and episodes of care reimbursements for meeting cost and quality goals. These programs include prospective bundled payment arrangements beginning with orthopedics.
•Hospital Quality Program. We have contracts with more than 200 hospital systems, involving more than 800 hospitals, with reimbursements tied to quality metrics.
•Independent Practice Associations. We have value-based physician engagement models in our Medicare Advantage plans that allow physician groups to share financial outcomes with us. This clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.

Site of care optimization. We encourage the use of clinically appropriate settings to reduce the cost of care through our clinical programs and partnership with eviCore. This results in significant cost savings while ensuring high quality care and service. Additionally, we provide access to MDLIVE virtual care services as a way to reduce the cost of care while supporting the patient/provider relationship, and we provide flexibility for customers to access MDLIVE’s network of virtual care providers for preventative and routine primary care and wellness, urgent care, dermatology care, behavioral health care needs and chronic condition management.

Cross-enterprise leverage with Evernorth Health Services. We continue to expand the breadth and depth of the Evernorth Health Services pharmacy benefit services and specialty and care services available to Cigna Healthcare clients and customers to deliver value by improving affordability, access, quality of care, care innovations and transparency. See "Cross-enterprise Leverage" section within Item 1. Business - Overview for further information.

Key Transactions and Business Developments
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting this segment.

OTHER OPERATIONS

Other Operations comprises the remainder of our business operations, which includes certain ongoing businesses and exited businesses. Our ongoing businesses include our continuing business, COLI, as described below, as well as our run-off businesses. Our run-off businesses include (i) variable annuity reinsurance business (formerly referred to as GMDB and GMIB business) that were effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses which were sold through reinsurance agreements. Our exited businesses include the international life, accident and supplemental benefits businesses sold in July 2022 and our interest in a joint venture in Türkiye sold in December 2022.
In 2023, Other Operations reported adjusted revenues of $0.6 billion and pre-tax adjusted income from operations of $96 million.
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

Run-off Businesses
Settlement Annuity Business
Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 13% of the liabilities associated with guaranteed payments not contingent on survivorship. Non-guaranteed payments are contingent on the survival of one or more parties involved in the settlement.
Reinsurance
Our reinsurance operations are an inactive business in run-off. In February 2013, we effectively exited the variable annuity reinsurance business (formerly referred to as GMDB and GMIB business) by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction and the arrangements that secure our reinsurance recoverables, see Note 11 to the Consolidated Financial Statements.
Individual Life Insurance and Annuity and Retirement Benefits Businesses
The individual life insurance and annuity business and the retirement benefits business were sold through reinsurance agreements in 1998 and 2004, respectively. For more information regarding the arrangements that secure our reinsurance recoverables for the retirement benefits business, see Note 11 to the Consolidated Financial Statements.

Exited Businesses

International Life Accident and Supplemental Benefits and Our Interest in a Joint Venture in Türkiye
We offered life, accident and supplemental benefits insurance products and services in Hong Kong, Indonesia, New Zealand, South Korea, Taiwan and Thailand until completion of the sale of these businesses in July 2022 to Chubb INA Holdings, Inc. ("Chubb"). South Korea represented our single largest geographic market for these businesses. In December 2022, we divested our ownership interest in Cigna Sağlık Hayat ve Emeklilik, our joint venture in Türkiye, to our long-time partner QNB Finansbank.

MISCELLANEOUS

•Revenues from U.S. Federal Government agencies, under a number of contracts, represented 15% of our consolidated revenues in 2023 and 14% in both 2022 and 2021.
•The Company does not rely on business from one or a few brokers or agents.

INVESTMENT MANAGEMENT

Our investment operations provide investment management and related services for our various businesses, including the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments, including private placement and public securities, commercial mortgage loans, real estate, mezzanine debt, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. We also enter into derivative financial instruments, primarily to minimize the risk of changes in foreign currency exchange rates on our investments and to manage the interest rate exposures of our long-term debt. Invested assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of adjusted income from operations for each of our segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from adjusted income from operations. For additional information about invested assets, see the "Investment Assets" section of the MD&A and Notes 12 and 13 to the Consolidated Financial Statements.

We manage our investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short-duration health care products to longer-term obligations associated with corporate-owned life insurance products and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment results are affected by the amount and timing of cash available for investment, economic and market conditions and asset allocation decisions. We routinely monitor and evaluate the status of our investments, obtaining and analyzing relevant investment-

specific information and assessing current economic conditions, trends in capital markets and other factors such as industry sector, geographic and property-specific information.
Separate Accounts
Our subsidiaries or external advisors manage invested assets of separate accounts on behalf of contractholders, including The Cigna Group Pension Plan, variable universal life products sold through our corporate-owned life insurance products and the run-off businesses. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.

STRATEGIC INVESTMENTS

The Cigna Group Ventures. In addition to the portfolio investments in our general and separate accounts discussed in the Investment Management section above that support our insurance operations, we make targeted investments within the health care industry, specifically. The Cigna Group has committed $700 million in aggregate since the formation of The Cigna Group Ventures, our strategic corporate venture fund which invests in promising startups and growth-stage companies who, like us, are unlocking new growth possibilities in health care. We invest in companies making groundbreaking progress in three strategic areas: insights and analytics, digital health and experience, and care delivery and enablement. As of December 31, 2023, The Cigna Group Ventures has approximately 10 venture capital partners and 25 existing direct investments. Through these deep partnerships we collaborate, innovate and develop new solutions that address critical challenges of health and vitality impacting the people we serve.

VillageMD. In 2023, we became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. VillageMD (majority-owned by Walgreens Boots Alliance, Inc.) provides health care services for individuals and communities across the United States, with primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients' homes and online appointments. VillageMD and its subsidiaries operate in 26 markets and are responsible for millions of patients. See Note 12 to the Consolidated Financial Statements for further discussion of this investment.

CarepathRx Health Systems Solutions. In 2023, we acquired a minority interest in CarepathRx Health Systems Solutions. See Note 5 to the Consolidated Financial Statements for further discussion of this investment.

DIGITAL, DATA AND TECHNOLOGY

The Cigna Group's investments in digital, data and technology are focused on cultivating robust digital-first capabilities to better engage with customers and stakeholders. We deliver value for our clients, customers and other stakeholders by creating better health outcomes, improving customer experience and lowering total cost of care.

Innovation. Customer-centric, digital-first, virtual-led vision for health care remains at the forefront of our priorities. The advancement of our internal innovative capabilities and strategic partnerships continues to produce new and more effective ways to engage with our customers to help close gaps in care, optimize treatment and improve outcomes. During 2023, the Technology team continued to deliver value for current business while simultaneously focusing on reducing complexity and cost within our technology ecosystem. As we continue to simplify our technology ecosystem, we expect an increase in digital advancements, customer engagement, loyalty and speed to market.

In 2023, The Cigna Group continued to invest in our technology capabilities to produce new and more effective ways to operate, as well as meet customers where they are. We intend to lead with digital engagement by creating connections between points of care and guiding customers through the best mechanism to the optimal location and provider. Our modernized data and technology ecosystem will enable us to integrate our assets, gather insights and engage with prospects and customers in new ways. For the year ended December 31, 2023, our capital expenditures for property, equipment and computer software were $1.6 billion.

The Cigna Group continued to transform and improve the way health care is delivered through automation, advanced analytics and Artificial Intelligence (“AI”) technologies. We utilize these technologies today to analyze data and uncover patterns and insights to help improve outcomes, increase connectivity between the patient and the health care system, speed up administrative processes, and improve the overall member experience.

The Cigna Group continued to accelerate the pace of development and innovation through our new AI Center of Enablement ("COE"). Our AI COE focuses on Generative AI ("Gen AI"), and assesses and governs guardrails, systemic controls, and processes to provide oversight to ensure the responsible use of Gen AI practices. These commitments are intended to ensure our Gen AI capabilities and solutions are ethical, defensible, and in compliance with health care privacy and security requirements. With these strict practices and protocols in place, we anticipate rapidly adapting and capitalizing on new opportunities in an increasingly competitive and fast-changing digital landscape. Exploring and implementing new and emerging technology opportunities enables us to improve efficiency via automation, reduce costs and enhance overall decision-making, all while providing real-time, personalized and connected experiences for our customers, patients, clients and provider partners.

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

During 2023, we continued to leverage both internal and external data to identify and address health disparities and better understand the long-term medical and behavioral complications facing our customers. The data-informed approach allows for delivery of solutions with a digital-first entry point that meet our customers where they are to offer physical and behavioral health support.

Digital. Our digital health focus has shown value across the enterprise by imagining the future of health care and creating engaging experiences that give customers the right information at the right time. We continue to bring new and reusable technology-enabled products and services to the market, expanding on a platform that connects to a given benefit structure in a single personalized environment. This allows for further capitalization on our unique data and enables the design of innovative digital solutions that improve health care experiences and provide more affordable health care for all. Cybersecurity protections continue to be a top priority across The Cigna Group's digital offerings to further strengthen our security posture and grow the trust of those we serve. See Part 1. Item C - Cybersecurity of this Form 10-K for additional information regarding our cybersecurity practices and governance.

Technology Operations. Our Technology team, powered by approximately 9,500 employees and several thousand external resources collaborating with our partners, supports the various information systems essential to our operations, including the health benefit claims processing systems and specialty and home delivery pharmacy systems. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. We believe we have substantial capacity for growth in our United States pharmacy claims processing facilities. Our pharmacy technology platform allows us to safely, rapidly and accurately adjudicate over one billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care and our real-time safety checks help avoid medication errors. The Cigna Group companies hold over 400 United States patents. We use these patents to protect our proprietary technological advances and to differentiate ourselves in the market.

HUMAN CAPITAL MANAGEMENT

The Cigna Group's mission is to improve the health and vitality of those we serve. A global healthy and diverse workforce is essential to achieving our mission and our business growth strategies. We are continually investing in our global workforce to support our employees' health and well-being, further drive diversity and inclusion, provide fair and market-competitive pay and foster employee growth and development. As of the end of 2023, we had approximately 72,500 employees, with approximately 93% of our employees based in the United States. Approximately 97% of our employees are full-time.
Health, Well-Being and Other Benefits
Tending to our employees' health and vitality is a critical business imperative for our company and one of the most important investments in our enterprise that we make each year. We believe that when we support our employees' health and well-being, they are more productive and engaged in driving our mission and business strategy forward, thereby creating shareholder value. In 2023, The Cigna Group invested approximately 18% of total payroll in health, well-being and other benefits, including life and disability programs, 401(k) contributions and retirement-related benefits for our employees in the United States.
In addition to traditional medical and pharmacy benefits, we provide multi-dimensional wellness programming to support the physical, mental, financial, and social health, as well as overall vitality of employees, including: nutrition and fitness programs, employee assistance program (EAP) benefits that are free to all employees and to all members of their household, and digital tools that provide access to education and therapy to help individuals build greater resilience and cope with stress, anxiety and depression.

Diversity, Equity & Inclusion
At The Cigna Group, we take an expansive view of diversity including race, ethnicity, nationality, gender, veteran status, disability, sexual orientation and gender identity. As of the end of 2023, based on employee self-reporting, approximately 71% of our employees were women, and approximately 41% of our employees in the United States were ethnic minorities (which includes Black / African American, Asian, Hispanic or Latino/a, Pacific Islander and American Indian / Alaskan employees).
We are committed to attracting and recruiting key diverse talent into various leadership development programs and other entry level positions across the business. This success is rooted in strategic relationships with student groups at our partner colleges and universities, as well as our engagement with multiple national, regional and local organizations, which provide us focused recruiting opportunities with women, the LGBTQ+ community, military veterans and underrepresented minority groups.
Our compensation practices, rooted in our pay-for-performance philosophy, promote equity in pay through measures such as benchmarking compensation by role, eliminating inquiries regarding applicants' compensation history from the hiring process and monitoring for potential disparities. Our most recent pay equity analysis among our U.S. employees, conducted in 2024, illustrated that female employees of The Cigna Group earn more than 99 cents for every dollar earned by similarly-situated male employees, and employees from underrepresented groups (which includes Black/African American, Hispanic or Latino/a, Pacific Islander and American Indian/Alaskan employees) earn more than 99 cents for every dollar earned by similarly-situated white employees. We also analyzed gender pay on a global basis and found that across the entire Company female employees at The Cigna Group earn more than 99 cents for every dollar earned by similarly-situated male employees.
Talent Acquisition, Development and Retention
Our talent acquisition and rewards strategies are designed to attract and retain skilled employees who are engaged in our mission. Our compensation program is rooted in market competitive base salaries and incentives that reward contributions that advance the Company's strategy and mission. In 2023, the voluntary turnover rate was approximately 11% for all employees, signaling a return to pre-pandemic levels.

Our talent acquisition team is both online and on the ground in communities and at colleges and universities to find and recruit the best and brightest talent. Our top ranked external career website allows candidates to learn about The Cigna Group and search for open positions. We also leverage technology and an omnichannel strategy to create awareness and attract candidates through email, text message, social media, a quarterly newsletter, and one-to-one outreach from our recruiters.

We recognize the importance of flexibility in the workplace and provide schedules, tools, and support for employees to balance their work responsibilities with their life outside of work. We also empower our employees to volunteer by offering two distinct benefit programs. The first is volunteer time off, referred to as "Use Your 8," for eligible employees to take eight hours of paid leave annually to volunteer with a nonprofit of their choice. The second is our Community Ambassador Fellowship, a program through which employees apply for up to three months of paid leave to support a specific community-based project.

To further engage and reward employees, we have an employee recognition program called Cigna Standout that allows employees to recognize their colleagues for their contributions to our Company and to celebrate both personal and professional milestones. Every employee is empowered to use this system to recognize colleagues for going above and beyond or simply say thank you.

Our online learning platform and career development tools, including a career portal and career planning tool, offer a broad range of training, education and development resources to all employees. In 2023, based on internal data, employees on average engaged in 30 hours of learning through these resources. Enterprise leadership development programs are provided to executive, high-potential and new manager audiences to develop and expand leadership capability across the enterprise. We also offer leadership development programs to recent graduates who seek valuable career experience with The Cigna Group, as well as opportunities for college students to join The Cigna Group for a paid summer internship. The Cigna Group offers an education reimbursement program for both full and part-time employees who meet the continuing education criteria. We believe these strategies and programs contribute to employee engagement and retention.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

The Cigna Group's environmental, social and governance ("ESG") framework is structured around four connected pillars that underscore our enterprise mission to improve the health and vitality of those we serve. We drive action through this framework to deliver on our ESG vision: to transform the ecosystem of health into one that is well-functioning, sustainable, accessible and equitable - advancing better health for all. Our commitment to this vision guides us in our multidimensional value-creation strategy as we strive to meet the needs of our many stakeholders. The four pillars of our ESG framework are:

Healthy Society

We advance better health for all. Building a well-functioning, sustainable, accessible and equitable health care system requires understanding and addressing social determinants of health and improving medical quality and access while lowering health risks, promoting preventive health interventions and coordinating all aspects of care. We drive progress in each of these areas by aligning our products and services with value-based care models, leveraging integrated benefits, managing drug costs through innovation, expanding digital offerings and reviewing coverage policies for health equity. We also help to eliminate barriers to care and address other factors that contribute to health disparities.

Healthy Workforce

We believe that employers play a vital role in the health care system, and we strive to be a model for others by prioritizing the health and vitality of employees within our own company. A healthy and diverse workforce is essential to achieving our mission, and we continually invest in our employees to support their health and vitality, to foster their growth and development and to further cultivate diversity and inclusion. See further discussion of this pillar within Part I, Item 1 "Human Capital Management" section above.

Healthy Environment

We believe that responsible environmental stewardship can improve health and vitality and also makes sound business sense. We strive to identify new efficiencies and make strategic investments that reduce our environmental impacts and our operating costs. In addition, we see an opportunity to positively impact the environment through ways we are advancing our business, including through our continued investment in virtual care.

Healthy Company

We have a deep and long-held commitment to strong governance as well as ethical and resilient business practices. This includes protecting the sensitive data of our clients and customers by ensuring cybersecurity incident response preparedness, as well as supporting a responsible supply chain and committing to increasing our annual diverse supplier spend.

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

Our business operations and the books and records of our regulated businesses are routinely subject to examination and audit at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL, IRS, OPM and comparable international regulators to assess compliance with applicable laws and regulations. Our operations are also subject to non-routine examinations, audits and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be implicated in investigations of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the HHS Office of Inspector General ("HHS-OIG"), the DOJ, the DOL and other state, federal and international authorities. We may also be called upon by members of the U.S. Congress to provide information, including testifying before Congressional committees and subcommittees, regarding certain of our business practices. If The Cigna Group is determined to have failed to comply with applicable laws or regulations, these examinations, audits, investigations, reviews, subpoenas and demands may:
•result in fines, penalties, injunctions, consent orders or other settlement agreements such as corporate integrity agreements or loss of licensure;
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
COVID-19-related Regulatory Actions
On May 11, 2023, the COVID-19 Public Health Emergency ("PHE") declared by the Secretary of HHS ended. Some of the legislative and regulatory flexibilities that the U.S. federal and state governments enacted in response to COVID-19 and its variants which were not affected by the end of the PHE were made permanent or were extended. Other legislative and regulatory flexibilities, such as required coverage of COVID-19 tests without cost sharing and certain Medicare and Medicaid waivers for health care providers, ended on May 11 or were set to expire within a certain period of time after the end of the PHE. The Consolidated Appropriations Act, 2023, also provided that states could restart Medicaid eligibility renewals and terminations for ineligible individuals. As a result, states resumed Medicaid redeterminations for the first time since the PHE began; these redeterminations are anticipated to continue through early spring 2024. While state approaches to redeterminations vary, under the redeterminations, many beneficiaries are no longer eligible for Medicaid. As a result, some of the beneficiaries determined to be ineligible for Medicaid sought or will seek alternate coverage in the individual marketplace.
The Patient Protection and Affordable Care Act
The Patient Protection and Affordable Care Act ("ACA") mandated broad changes to the U.S. health care system that affect insured and self-insured health benefit plans and pharmacy benefit managers. Our business model is impacted by the ACA, including our relationships with current and future producers and health care providers, products, service providers and technologies. The provisions of the ACA imposed, among other things, certain assessments on health insurers, created health insurance exchanges for individuals and small group employers to purchase insurance coverage and implemented minimum MLRs for our Cigna Healthcare business. Certain states have adopted MLR requirements applicable to our employer businesses that are more stringent than those established by the ACA. Other provisions of the ACA in effect include reduced Medicare Advantage payment rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage, extending coverage of dependents up to age 26, restrictions on differential pricing, enforcement mechanisms and rules related to health care fraud and abuse enforcement activities and certain pharmacy benefit transparency requirements. The employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the ACA) to full-time employees and their dependents, including children up to age 26, or be subject to penalties based on employer size. The ACA also changed certain tax laws to effectively limit tax deductions for certain employee compensation paid by health insurers. In December 2019, the federal government repealed the non-deductible health insurance industry fee effective for 2021, as well as the enacted but never implemented 40% excise tax on certain employer-sponsored coverage (known as the "Cadillac Tax") and the medical device tax. In 2021, in response to the COVID-19 pandemic, the federal government temporarily expanded eligibility for ACA subsidies to higher-income people who did not otherwise qualify, increased ACA subsidies for lower-income people who already qualify for 2021 and 2022, provided subsidies for individuals who receive unemployment benefits in 2021 and prevented taxpayers who misestimated their income in 2020 from having to repay excess premium tax credits. The Inflation Reduction Act, which was signed into law in August 2022, extended the expanded and increased premium tax credits for individuals enrolled in ACA qualified health plans, through December 31, 2025.
Medicare and Medicaid Regulations
Through our subsidiaries, we offer individual and group Medicare Advantage, Medicare Prescription Drug and Medicare Supplement products. We also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans and employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries, including those dually eligible for Medicare and Medicaid benefits ("dual-eligible"). As part of our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. We offer dual-eligible products and participate in state Medicaid programs directly or indirectly through our clients who are Medicaid managed care contractors. We also perform certain Medicaid subrogation services and certain delegated services for clients, including utilization management, which are regulated by federal and state laws. Our dual-eligible products are regulated by CMS and state Medicaid agencies audit our performance to determine compliance with contracts and regulations. Our ability to obtain payment (and the determination of the amount of such payments), market to, enroll and retain customers and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion, review and enforcement.
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
On January 30, 2023, CMS issued the Final Rule titled "Medicare and Medicaid Programs; Policy and Technical Changes to the Medicare Advantage, Medicare Prescription Drug Benefit, Program for All-inclusive Care for the Elderly ("PACE"), Medicaid Fee-For-Service, and Medicaid Managed Care Programs for Years 2020 and 2021," effective April 3, 2023. The Final Rule addresses CMS's audit methodology and related policies for the Risk Adjustment Data Validation ("RADV"). Although CMS did not specify their sampling or extrapolation methodology the rule did codify that CMS will use a statistically valid method for sampling and extrapolation of error rates and the decision not to apply a fee for service adjuster when determining RADV audit findings. CMS will not apply extrapolation to RADV audits until the 2018 payment year with payment recoveries for those RADV audits expected in 2025. Audits for payment years prior to 2018 are not subject to extrapolation. RADV audits for our contract years 2011 through 2015 are currently awaiting CMS finalization. The Company is not currently subject to RADV audits for the 2018 and subsequent payment years. The Final Rule is currently being challenged in federal district court.

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
In January 2024, we entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses to HCSC for $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions.
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
False Claims Act and Related Criminal Provisions. The False Claims Act imposes civil penalties on any person who knowingly, as defined by the statute, makes, conspires to make, or causes to be made false claims, records, or statements, or fails to return known overpayments, in connection with reimbursement by federal government programs such as Medicare and Medicaid. Private individuals have brought and may bring qui tam or "whistleblower" suits under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. The ACA amended the federal anti-kickback laws to state any claim submitted to a federal or state health care program that violates the anti-kickback laws is also a false claim under the False Claims Act. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, creating the possibility of substantial financial liabilities. Criminal statutes similar to the False Claims Act provide that if a corporation is convicted of presenting a claim or making a statement it knows to be false, fictitious or fraudulent to any federal agency, the corporation may be fined. Conviction under these statutes may also result in exclusion from participation in federal and state health care programs. Many states have also enacted laws similar to the False Claims Act, some of which may include criminal penalties, substantial fines and treble damages.
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
Federal and State Oversight of Government-Sponsored Health Care Programs
Participation in government-sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur years after the provision of services. Risks include potential fines and penalties, restrictions on our ability to participate or expand our presence in certain programs and restrictions on marketing our plans. For example, with respect to our Medicare Advantage business, CMS and the HHS-OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including program audits and RADV audits, which focus on compliance with proper coding practices. Certain of our contracts are currently subject to audits by CMS and the HHS-OIG, including RADV audits. CMS has announced that its goal is to subject all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. The DOJ is also currently conducting industry-wide investigations of the risk adjustment data submission practices and business processes of a number of Medicare Advantage organizations. The Cigna Group was a party to such an investigation, which was settled during the third quarter of 2023. Please see “—Medicare and Medicaid Regulations” for further information related to the settlement and the related CIA.
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
Employee Retirement Income Security Act
Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. ERISA is a complex set of federal laws and regulations enforced by the IRS and the DOL, as well as the courts. ERISA regulates certain aspects of the relationship between us, the employers that maintain employee welfare benefit plans subject to ERISA and the participants in such plans. Certain of our domestic subsidiaries are also subject to requirements imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured plans we administer. Certain of our domestic subsidiaries also may contractually agree to comply with these requirements on behalf of the self-insured plans they administer. We believe the conduct of our pharmacy benefit management business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurances that the DOL may not assert that pharmacy benefit managers are fiduciaries. From time to time, states have considered and, in limited cases, enacted legislation to declare a pharmacy benefit manager or health benefit manager a fiduciary with respect to its clients.
Plans subject to ERISA may also be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law is likely to continue to be a subject for interpretation by the courts for years to come.
Privacy, Security and Data Standards Regulations
Numerous federal, state and foreign laws and regulations govern the creation, collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, processing, and disposal (collectively "Processing") of protected health information ("PHI") and other personally identifiable information ("PII"). Many of our activities involve Processing of PHI and PII. In addition, we use aggregated and/or anonymized data for our own research and analysis purposes and, in some cases, when permitted, provide access to such anonymized data, or analytics created from such data, to third parties. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. We are also subject to the Payment Card Industry Data Security Standard, a set of requirements designed to help ensure that entities that Process credit card information maintain a secure environment.

On the federal level we are subject to a number of sector specific regulations. The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH") and the 21st Century Cures Act, Public Law 116-321, and as implemented by the regulation (collectively "HIPAA") impose requirements on covered entities and business associates that address the privacy and security of PHI. In the conduct of the majority of our business we may be either a covered entity or business associate, and we may also be held liable under HIPAA for violations by our vendors, including downstream services providers, that are business associates. HIPAA imposes contracting requirements and requires breach notifications. HIPAA also regulates permissible uses and disclosures of PHI; for example, HHS has issued guidance regarding tracking technologies that are used to collect and analyze information about how users interact with covered entities’ and business associates’ websites and mobile applications. Violations of HIPAA may result in enforcement actions, civil and criminal penalties and settlement, resolution, and monitoring agreements. Further, state attorneys general may bring civil actions seeking either injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents and may negotiate settlements for related cases on behalf of their respective residents. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA. HIPAA does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health.
Other federal and state laws that restrict the use and protect the privacy and security of PII exempt data and/or entities subject to HIPAA, but several states, such as, Nevada, and Connecticut, have recently enacted privacy laws to protect consumer data and require consent for the collection, use, and sharing of consumer health data. These laws may impact our businesses and practices where data collected is outside the reach of HIPAA.
The federal government has also enacted final regulations on interoperability and information blocking to support the seamless and secure access, exchange and use of electronic health information by and between patients, enrollees and entities such as payors and health care providers. These regulations apply to a variety of entities and generally require significant enhancements to information technology and data governance practices. The regulations impact how industry participants, including us, comply with disclosure requirements and share information with individuals and other health care organizations.

The federal Gramm-Leach-Bliley Act ("GLBA") and its implementing regulations generally place restrictions on the disclosure of nonpublic information to nonaffiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their nonpublic personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. In 2023, significant changes to GLBA's "Safeguards Rule" went into effect, substantially raising the GLBA standards for security, which are anticipated to be adopted by some state DOIs (as defined herein).

Additionally, under Section 5 of the Federal Trade Commission Act ("FTC Act"), the FTC has jurisdiction over certain privacy and security practices deemed unfair and deceptive acts and practices in or affecting commerce. The FTC has charged companies with violating this act based on failures to appropriately and transparently safeguard personal information, respect consumers' privacy rights, based on disclosures of health and personal information to third parties, the failure to limit third-party use of health information, the failure to implement policies and procedures to prevent the improper or unauthorized disclosure of health information, and the failure to provide notice and obtain consent before the use and disclosure of health information for advertising. In addition to the FTC Act, the FTC also enforces other federal laws relating to consumers' privacy and security. The FTC has also been active with respect to companies' use of big data and AI, specifically ensuring fair and equitable use of these tools, and the FTC has named AI as an area of enforcement focus. State legislatures and regulators are similarly interested in the use of AI, particularly as it is used in modeling, and a handful of states have either passed legislation or issued regulatory guidance concerning AI. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, recently established the Innovation, Cybersecurity and Technology Committee to provide a forum for regulators to learn, monitor and confer on emerging technology issues, including, among others, cybersecurity and AI. State Departments of Insurance ("DOI") and other state government agencies and legislatures are increasingly aware and active in providing guidance in the AI space.

In July 2023, the SEC approved final rules relating to cybersecurity disclosure obligations on reporting companies and such new disclosures can be found beginning on page 45.

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
Over the past several years, the federal government has increasingly focused on the cybersecurity requirements applicable to government contractors, including enhanced guidance and regulation. These include compliance with the Privacy Act of 1974, the Defense Federal Acquisition Regulation Supplement ("DFARS") cybersecurity requirements, the Cybersecurity Maturity Model Certification ("CMMC") (going into effect over the next four years and based on the National Institute of Standards and Technology ("NIST") standards), the Federal Information Security Modernization Act ("FISMA") and the White House's 2021 Executive Order on Improving the Nation's Cybersecurity.
Some local authorities are increasingly focused on protecting individuals from data or identity theft and every state has data security laws and regulations requiring, among other things, certain minimum data security standards and security breach notifications that may apply to us in certain circumstances, as well as certain limitations on access to and use of PII. These laws and regulations include state general data breach laws, which exist in all fifty states and protect PII generally, as well as DOI cybersecurity laws, applicable to various DOI licensees, such as insurers, PBMs and TPAs. Many states also have their own sector-specific laws regarding the Processing of PII which may apply to us as well. In the past few years, fourteen states have adopted their own comprehensive consumer privacy statutes and many more states are considering doing so. Generally, the statutes exempt data and/or entities regulated by GLBA and/or HIPAA but are, in varying respects, applicable to other data we collect, such as PII provided by website visitors, and in California, employees and business partners. Additionally, we anticipate federal and state legislators and regulators will continue to enact legislation related to privacy and cybersecurity.

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
See Part I, Item 1A, "Risk Factors" for a discussion of the risks related to compliance with privacy and security regulations.
Consumer Protection Laws
We engage in direct-to-consumer activities and are increasingly offering mobile and web-based solutions to our customers. We are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. With the ever increasing reliance and demand by consumers on using their mobile devices for convenient communications, we face increased risk under these laws. The FTC is also increasingly exercising its enforcement authority in the areas of consumer privacy and data security, with a focus on web-based, mobile data and "big data." Federal consumer protection laws may also apply in some instances to privacy and security practices related to PII.
State and federal policymakers have taken actions intended to increase transparency and predictability of health care costs for consumers. For example, the Transparency in Coverage rule issued in October 2020 by the HHS, the DOL and the Department of the Treasury now requires most group health plans and health insurance issuers in the individual and group markets to publicly disclose price and cost-sharing information for all items and services to participants and enrollees. Health plans and health insurers must publicly disclose (i) in-network provider negotiated rates, and (ii) historical out-of-network allowed amounts and billed charges. The rule also required public disclosure of in-network negotiated rates and historical net prices for all covered prescription drugs, but the departments announced in August 2021 guidance that they will indefinitely defer enforcement of the rule's requirement that plans and issuers publish machine-readable files relating to prescription drug pricing pending further rulemaking. In 2023, we were required to make available to members personalized cost-sharing information for 500 covered health care items and services. In 2024, this cost-sharing information requirement will expand to all items and services, including prescription drugs. Insurers offering group or individual health insurance coverage may receive credit in their MLR calculations for certain savings they share with enrollees that result from the enrollees shopping for, and receiving care from, lower-cost, higher-value providers.

Congress also passed the Consolidated Appropriations Act, 2021 ("CAA"), which included a number of transparency requirements on plans and issuers that are duplicative or overlap with the Transparency in Coverage rule issued by the departments. The indefinite enforcement deferral of the prescription drug pricing file under the Transparency in Coverage rule is, in part, due to the subsequent enactment of the CAA, which requires plans to report information regarding prescription drug spending to federal regulators beginning in 2022. The CAA also included the No Surprises Act, which prohibits health care providers, in certain situations, from balance billing the patient and requires that they work directly with insurers to agree on out-of-network reimbursement, including utilizing an independent dispute resolution ("IDR") process outlined in the act. CMS regulations and guidance implementing the IDR process have been subject to a significant amount of provider-initiated litigation, and CMS has had to temporarily suspend federal IDR functions, including dispute initiation. Many states already have addressed balance billing, or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole. In 2021, HHS, DOL and the Department of the Treasury, announced interim final rules ("IFR") intended to implement provisions of the No Surprises Act, certain provisions of which were vacated by a Federal district court in February and July 2022. The departments then issued a final rule on August 26, 2022, finalizing disclosure requirements relating to information that group health plans and health insurance issuers offering group or individual health insurance coverage must share about the Qualifying Payment Amount ("QPA"), which the departments have stated is generally based on the median contracted rate for a qualified IDR item or service, and requirements related to the consideration of information when a certified IDR entity makes a payment determination under the federal IDR process. In September and October 2023, the Departments announced proposed rules that outlined fees established for the federal IDR process and that would set forth new requirements relating to the disclosure of information that group health plans and health insurance issuers offering group or individual health insurance coverage must include along with an initial payment or notice of denial for payment for certain items and services subject to the surprise billing protections. The October 2023 proposed rule would also amend requirements related to the open negotiation period before the federal IDR process, the initiation of the federal IDR process, federal IDR dispute eligibility review, and the payment and collection of administrative fees and certified IDR entity fees.

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
Office of Foreign Assets Control Sanctions and Anti-Money Laundering
We are also subject to regulation by the Office of Foreign Assets Control of the U.S. Department of the Treasury, which administers and enforces economic and trade sanctions against targeted foreign jurisdictions and regimes based on U.S. foreign policy and national security goals. Certain of our products are subject to the Department of the Treasury anti-money laundering regulations under the Bank Secrecy Act. In addition, we are subject to similar regulations in non-U.S. jurisdictions in which we operate.
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
Utilization Management Laws
State legislatures have begun to propose and enact laws exempting certain providers from pre-authorization requirements of insurers. These exemptions reduce the ability for insurers and medical management entities to review services for medical necessity if the provider meets the law's established thresholds for approval rates in the preceding six months. The inability to apply pre-authorization requirements could lead to increased costs to plan issuers by way of the provision of unnecessary services. States are also standardizing the process for, and restricting the use of, utilization management rules and shortening the time frames within which prescription drug prior authorization determinations must be made. Even where states do not regulate pharmacy benefit or utilization management companies directly, these laws will apply to many of our clients, including managed care organizations and health insurers.
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

We expect federal and state governments to continue to prioritize means of addressing out-of-pocket costs for consumers, particularly related to prescription drug costs. Recently enacted legislation, such as the Inflation Reduction Act, which changed Medicare Part B beneficiary coinsurance for certain drugs and imposed caps on out-of-pocket prescription drug costs in Medicare Part D, and other policy proposals and regulations, such as proposed legislation aimed at providing transparency with respect to pharmacy benefit managers, vary broadly in their approaches to achieve that goal. Additionally, proposals at the federal and state levels consider increased regulation of pharmacy benefit managers and health plans as a means to limit consumer out-of-pocket costs, including: proposing to limit the use of various pharmacy benefit management tools; mandating the treatment of fees, discounts or financing mechanisms that otherwise are set in private contractual terms; increasing supply chain transparency; expanding regulatory requirements or definitions of fiduciaries; or 29 mandating plan benefit designs that cap consumer out-of-pocket expense. The NAIC has also proposed laws intended to protect consumer drug benefits and has examined regulatory approaches to pharmacy benefit manager business practices.

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

The Medicaid Drug Rebate Program requires participating drug manufacturers to report certain information and pay rebates on drugs reimbursed through state Medicaid programs, in accordance with applicable law and regulation. We negotiate rebates with drug manufacturers and, in certain circumstances, sell services to drug manufacturers. Investigations are being and have been conducted by certain government entities involving manufacturer calculation and reporting with respect to rebates paid by the manufacturers to the Medicaid programs. Our PBM is not responsible for such calculations, reports or payments. There can be no assurance that our ability to negotiate rebates with, or sell services to, drug manufacturers will not be unfavorably affected by investigations or regulations in the future.
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

Financial Reporting, Internal Control and Corporate Governance
Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and financial statements are subject to examination by regulators. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the NAIC with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds
Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. Some states have similar laws relating to HMOs and other payors, such as consumer operated and oriented plans (co-ops) established under the ACA. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty funds and other assessments, see Note 24 to the Consolidated Financial Statements.
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
Marketing, Advertising and Products
In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required by most states to file and secure regulatory approval of products prior to the marketing, advertising and sale of such products. Additionally, our Medicare Advantage and Medicare Part D plans must follow certain federal marketing and communications regulations. In April 2023, CMS issued a final rule revising regulations governing marketing by Medicare Advantage and Medicare Part D plans. Among other things, the final rule requires enrollees to be notified of their ability to opt out of phone calls regarding Medicare Advantage and Part D marketing, requires agents to explain the effect of an enrollee’s enrollment choice on their current coverage, simplifies plan comparisons by requiring medical benefits to be listed in a specific order at the top of a plan’s Summary of Benefits, requires Medicare Advantage organizations and Part D sponsors to have an oversight plan that monitors activities of agents and brokers and to report noncompliance to CMS, and limits the time a potential enrollee may be contacted about Medicare plan options to 12 months after the enrollee first asked for information.
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
We have received full accreditation for URAC Pharmacy Benefit Management Standards version 3.1, which includes quality standards for drug utilization management, and select subsidiaries have received full accreditation for URAC Health Utilization Management version 7.4, which includes quality standards for medical utilization management.
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
The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official or employee to obtain or retain business or otherwise secure a business advantage. Outside of the United States, we may interact with government officials in several different capacities: as regulators of our insurance business; as clients or partners who are state-owned or partially state-owned; as health care providers who are employed by the government; as hospitals that are state-owned; and as officials issuing permits in connection with real estate transactions. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and DOJ have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010 applies to all companies with a nexus to the United Kingdom. Other countries in which we do business also have anti-corruption laws to which we are subject. As international regulators often share information, any voluntary disclosures of violations may be shared with authorities in other countries, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

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
•attract and retain sufficient numbers of qualified employees, particularly in a competitive job market;
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
•technological changes and rapid shifts in the use of technology, such as telehealth and AI;

•the impact or consequences of legislation or regulatory changes;
•impacts to distribution channels, including changes to the United States Postal Service or the consolidation of shipping carriers;
•increased drug acquisition cost or unexpected changes to drug pricing trend;
•changes in the generic/biosimilar drug market or the failure of new generic/biosimilar drugs to come to market; or
•changes in utilization of health care, prescription drugs or other covered services and items, including under risk-based contracts in the health benefit management market and for those businesses that utilize risk adjustment methodology.
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
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments and other market factors. In particular markets, our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Our clients are well informed and organized and can easily move between our competitors and us. Our Express Scripts client contracts generally have three-year terms and may be subject to periodic renegotiation of pricing terms based on market factors. As described in greater detail in the description of our business in Item 1 of this Form 10-K, our key clients in the Evernorth Health Services segment include the DoD, Prime and Centene. If one or more of our large clients terminates or does not renew a contract for any reason, including as a result of being acquired, or if the provisions of a contract with a large client are modified, renewed or otherwise changed with terms less favorable to us, our results of operations could be adversely affected and we could experience a negative reaction in the investment community resulting in decreases in the trading price of our securities or other adverse effects.
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
Out-of-network providers for non-Medicare services are not limited by any agreement with us in the amounts they bill. For Medicare Advantage, out-of-network providers can only receive the same rate that CMS pays for Medicare services. While benefit plans place limits on the amount of charges that will be considered for reimbursement and regulations seek to prescribe payment levels, establish methodologies and dispute resolution processes, providers are increasingly sophisticated and aggressive. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.
Additionally, certain of our products and services are sold in part through non-exclusive producers and consultants for whose services and allegiance we compete. Our sales could be materially adversely affected if we are unable to attract, retain and support such independent producers and consultants or if our sales strategy is not appropriately aligned across distribution channels.
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
More than 67,000 pharmacies participated in one or more of our networks as of December 31, 2023. The ten largest retail pharmacy chains represent approximately 60% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally non-exclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers' access to retail pharmacies or our business could be materially adversely affected. The entry of one or more additional large pharmacy chains into the pharmacy benefit management business, the consolidation of existing pharmacy chains or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, or reduced pharmacy access under our networks, could have a negative impact on our claims volume or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.

Changes in drug pricing or industry pricing benchmarks could materially impact our financial performance.
Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and our pharmacy and specialty pharmacy clients, generally use pricing metrics published by third parties as benchmarks to establish pricing for prescription drugs. If these benchmarks are no longer published by third parties, we, or our contractual partners, adopt other pricing benchmarks for establishing prices within the industry, legislation or regulation requires the use of other pricing benchmarks, or future changes in drug prices substantially deviate from our expectations, the short- or long-term impacts may have a material adverse effect on our business and results of operations. Additionally, laws such as the Inflation Reduction Act have granted CMS the ability to negotiate drug prices for certain Part D and Part B drugs, and other federal and state legislative proposals may lead to changes in drug pricing for federal health care programs.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation, availability and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers and health care providers and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party providers or subcontractors that we or they engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our clients, customers and health care providers and hinder our ability to provide or establish appropriate pricing for products and services, retain and attract clients and customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.
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
Our business depends on our clients' and customers' willingness to entrust us with their health-related and other personal information ("PI"), including Protected Health Information ("PHI") that is subject to privacy, security or data breach notification laws. Computer networks or systems may be vulnerable to intrusion, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. There have been, and will likely continue to be, large scale cyberattacks within the health service industry. Additionally, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information technology. Human or technological error has and could in the future result in, for example, unauthorized access to, acquisition, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including PI and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service.
As we increase the amount of PI that we store and share digitally, our exposure to unauthorized uses and disclosures, and data privacy and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or acquisition or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. The health care data ecosystem is complex and requires data exchange with vendors, business partners, health care professionals, the government and others. If disruptions, data disclosures, security incidents or breaches are not detected quickly, their effect could be compounded. We have dedicated significant resources to implement privacy and security technologies, processes and procedures to protect PI and provide employee awareness training around phishing, malware and other cyber risks; however, there are no assurances that such measures will be effective against all types of security incidents or breaches. Further, we depend on many vendors to support and assist our business, which requires such vendors to generate, store and use PI.
Cybersecurity threats are rapidly evolving and those threats and the means for obtaining access to our proprietary systems are becoming increasingly sophisticated. Cyberattacks can originate from a wide variety of sources including terrorists, nation states, internal actors, or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. For example, there continues to be an increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems or networks and demands payment of a ransom for their return. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose or inadvertently provide access to systems in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to the same types of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers' and clients' data.
The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers.
In addition, the unauthorized access, acquisition, use, disclosure or dissemination of personal information, proprietary information or confidential information about us, our customers or other third parties could expose our customers' and their private information to the risk of financial or medical identity theft. Unauthorized access, acquisition, use, disclosure or dissemination of confidential and proprietary information about our business and strategy could also negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual obligations and violate applicable laws. These events would negatively affect our ability to compete, our reputation, customer base and revenues and expose us to mandatory disclosure requirements, government investigations, litigation and other enforcement proceedings, material fines, penalties or remediation costs and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.
Our use of artificial intelligence and machine learning present regulatory and legal challenges that could negatively affect our business and our reputation.
Our use of artificial intelligence (“AI”), including machine learning (“ML”) technologies, as well as more recent technological advances in AI/ML, pose risks to us and subject us to new and existing laws and regulations. While we are committed to responsible use of AI/ML and following applicable laws and regulations, and while we have made progress developing governance as to use of AI/ML by our organization, any failure to use AI/ML responsibly and to adhere to such laws, regulations and governance could have a material unfavorable effect on our business, results of operations, and financial condition. Depending on how existing laws and regulations are interpreted, and as new laws are passed, we may have to make changes to our business practices to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us retrain our AI/ML, or prevent or limit our use of AI/ML. Our use of AI/ML technologies could also result in additional compliance costs, regulatory investigations and actions, and consumer or other lawsuits. If we are unable to use AI/ML, or if regulators restrict our ability to use AI/ML for certain purposes, it could make our business less efficient, result in competitive disadvantages, and subject us to potential unfavorable business impacts. To the extent that we rely on or use the output of AI/ML, any inaccuracies, biases or errors could have unfavorable impacts on us, our business and our results of operations or financial condition. The impact of regulatory and legal risks associated with AI/ML is largely unknown.

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
•price controls or other pricing issues and exchange controls; restrictions that prevent us from transferring funds out of the countries in which we operate; foreign currency exchange rates and fluctuations and restrictions on converting currencies from foreign operations into other currencies; uncertainty with respect to the adoption of new tax laws and the interpretation of tax positions;
•reliance on local employees and interpretations of labor laws in foreign jurisdictions;
•managing our partner relationships in countries outside of the United States;
•providing data protection on a global basis and sufficient levels of technical support in different locations;
•the global trend for companies to enact local data residency requirements;
•acts of civil unrest, war and terrorism, including the ongoing conflict in the Middle East as well as other political and economic conflicts such as through imposition of economic or political sanctions;
•man-made disasters, natural disasters (including those arising as a result of climate change) and pandemics in locations where we operate; and
•general economic and political conditions, including conditions that may become unpredictable during a U.S. presidential election year.
These factors may increase in significance as we continue to expand globally and operating in new foreign markets may require considerable management time before operations generate any significant revenues and earnings. Any one of these challenges could negatively affect our operations or long-term growth.
International operations also require us to devote significant resources to implement controls and systems in new markets to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside of the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth. Please see "—Legal and Compliance Risks" below.
Strategic transactions involve risks and we may not realize the expected benefits because of integration or separation difficulties, underperformance relative to our expectations and other challenges.
As part of our strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements, divestitures and other relationships (collectively referred to as "strategic transactions"). There is significant competition for attractive targets and opportunities and we may be unable to identify and successfully complete strategic transactions in the future. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives, and we may divest or wind down such businesses. We may be unable to complete any such divestiture on terms favorable to us, within the expected timeframes, or at all. For example, in January 2024 we announced the HCSC transaction, which is subject to regulatory approvals and other closing conditions. We may be unable to satisfy the closing conditions in a timely manner to complete the HCSC transaction, or we may otherwise fail to receive the anticipated benefits from the transaction, even if it is completed. We may have continued financial exposure to divested businesses following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer related to, among other things, lawsuits, regulatory matters or tax liabilities.
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
Strategic transactions could result in increased costs, including facilities and systems consolidation or separation costs and costs to retain key employees, decreases in expected revenues, earnings or cash flows and goodwill or other intangible asset impairment charges. As of December 31, 2023, our goodwill and other intangible assets had a carrying value of approximately $75 billion, representing 49% of our total consolidated assets. The value of our goodwill may be materially and adversely impacted if the businesses we acquire do not perform in a manner consistent with our assumptions. Future evaluations requiring an impairment to goodwill and other intangible assets could materially affect our results of operations and shareholders' equity in the period in which the impairment occurs. A material decrease in shareholders' equity could negatively impact our debt ratings or potentially impact our compliance with existing debt covenants. See Note 20 to the Consolidated Financial Statements for more information on goodwill and intangibles. In addition, the trading price of our securities may decline if, among other things, we are unable to achieve our estimates of earnings growth and operational cost savings, or the transaction costs are greater than expected. The trading price also may decline if we do not achieve the perceived benefits of a transaction as rapidly or to the extent anticipated by financial or industry analysts.
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
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, data centers and corporate facilities, processing new and renewal business, maintaining appropriate shipment and storage conditions for prescriptions (such as temperature and protection from contamination) and home delivery processing. In some instances, our ability to provide services or products (including processing and dispensing prescriptions) depends on the availability of services and products provided by suppliers, providers, pharmaceutical manufacturers, vendors or shipping carriers. A disruption, or threat of disruption, in our supply chain, including as a result of future pandemics or public health emergencies, or inability to access or deliver products that meet requisite quality safety standards and patient needs in a timely and efficient manner could adversely impact our business.
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
In addition to contracting with physicians and other health care providers for services, we employ physicians, pharmacists, nurses and other health care providers at our home delivery and specialty pharmacies, onsite low acuity and primary care practices and infusion clinics that we manage and operate for our customers, as well as certain clinics for our employees. We also provide in-home care through health care providers that we employ, as well as through third-party contractors. As such, we may be subject to liability for certain acts, omissions, or injuries caused by our employees or agents, or occurring at one of these practices, pharmacies or clinics. The defense of any actions may require diverting personnel and other resources and incurring significant costs that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
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
Regulators, customers, investors, employees and other stakeholders are increasingly focusing on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with such regulations or meeting such expectations. For example, the European Union's ("EU’s") Corporate Sustainability Reporting Directive (“CSRD”) will require expansive disclosures on various sustainability topics such as climate change, biodiversity, workforce, supply chain, and business ethics by in-scope EU entities and certain non-EU entities with significant cross-border business in EU markets. In addition, California’s recently-enacted Climate Corporate Data Accountability Act will require annual disclosures of covered companies’ Scope 1, 2 and 3 greenhouse gas emissions. We are assessing our obligations under CSRD and other enhanced reporting requirements, and expect that compliance could require substantial effort in the future. Overall, ESG matters and related stakeholder reaction may impact our reputation and have other business impacts which could adversely affect our business.
Existing or future laws, rules, U.S. Presidential Executive Orders, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products and services we offer and where we offer them, restrict revenue and enrollment growth, increase our costs, including medical, operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. For example, health care reforms or the invalidation, modification, repeal or replacement of the ACA or portions thereof could result in material changes to the way we conduct our business, as well as the loss of subsidies related to our IFP offerings and could impact the market for our products. We are required to obtain and maintain insurance and other regulatory approvals to, among other things, market many of our products, expand into additional geographic or product markets, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Additionally, we must maintain licenses and registrations in the jurisdictions in which we conduct business, and the suspension, material adverse modification or termination of such license and registrations could adversely affect our operations. Such licensure subjects many of our businesses to state regulation of our operations and products, as well as risks associated with doing business in those jurisdictions. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices and could increase our liability. Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to regulatory changes may have a material adverse effect on our results of operations, financial condition and cash flows.
For more information on regulations affecting our business, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.
There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, compliance with government contracts and increased regulatory oversight and enforcement.
Through our U.S. Healthcare business, we contract with CMS and various state governmental agencies to provide managed health care services including Medicare Advantage plans and Medicare Part D plans. Additionally, our Evernorth Health Services business provides services to government entities and payors participating in government health care programs and our relationships with these government entities is subject to laws and regulations regarding government contracts.
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
We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare and pharmacy departments, attorneys general, DOJ, CMS, DOL and the HHS-OIG and comparable authorities in foreign jurisdictions. Additionally, we have in the past been, and may in the future be, subject to qui tam actions in which the government may or may not intervene. With respect to our Medicare Advantage and Medicare Part D businesses, CMS and HHS-OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. Certain of our contracts currently have RADV audits by CMS and the HHS-OIG that are awaiting CMS finalization. These audits could result in repayments to the government. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health services industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other federal and state governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.
In addition, various government agencies have conducted investigations and audits into certain pharmacy benefit management practices. For example, the FTC is conducting an ongoing study of the pharmacy benefit manager industry and the impact of pharmacy benefit managers on the accessibility and affordability of prescription drugs. In June 2022, the FTC issued an enforcement policy statement indicating the FTC would scrutinize the impact of rebates and fees paid by pharmaceutical manufacturers to pharmacy benefit managers and other intermediaries to determine if laws such as the FTC Act, the Clayton Act, the Robinson-Patman Act and the Sherman Act may have been violated. In July 2023, the FTC voted to issue a statement cautioning against reliance on prior advocacy letters that advocated against proposals to increase regulatory oversight and transparency of pharmacy benefit managers. The FTC previously required three group purchasing organizations to provide information and records on business practices and the six largest pharmacy benefit managers to provide information and records on topics including rebate contracts and ancillary agreements, documents related to strategies, conditions and plans for formulary placement, formulary exclusion, formulary tier assignment, and prior authorization regarding rebated drug products, and annual pharmacy reimbursement data for drugs on specialty drug lists and for rebated drug products.
Many investigations and audits have resulted in companies being subject to civil penalties, including the payment of money and entry into corporate integrity agreements. For example, in September 2023, we resolved certain matters related to our Medicare Advantage Business and risk adjustment practices by entering into the Corporate Integrity Agreement (the “CIA”) with the HHS-OIG. The CIA imposes various compliance, reporting and governance obligations on us for five years and requires record reviews by an independent review organization. Our failure to meet these obligations could result in monetary penalties and our exclusion from participation in federal healthcare programs (such as Medicare and Medicaid), which could adversely impact our business, cash flows, financial condition, results of operations and reputation. Any failure, or alleged failure, to comply with various state and federal health care laws and regulations, including those related to the CIA or otherwise directed at preventing fraud and abuse in government funded programs, has resulted in and could in the future result in investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws. A successful action or claim against us could subject us to damage awards, including treble damages, fines, penalties or other enforcement actions, restrictions on our ability to market or enroll new customers, limits on expansion, restrictions or exclusions from programs or other agreements with federal or state governmental agencies, which could adversely impact our business, cash flows, financial condition, results of operations and reputation. We cannot predict what effect, if any, such government investigations and audits may ultimately have on us or on the industry in general. However, we will likely continue to experience government scrutiny and audit activity, which has and may in the future result in civil penalties.
Regulatory audits, investigations, litigation or reviews or actions by other government agencies have resulted in and could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including corporate integrity agreements, restrictions on our ability to participate in government programs or exclusion from such programs, market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity. In addition, disclosure of an adverse investigation or audit or the imposition of fines or other sanctions could negatively affect our reputation in certain markets and make it more difficult for us to sell our products and services.
A description of material pending legal actions and other legal and regulatory matters is included in Note 24 to the Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain.
If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially adversely affected.
Most of our activities involve the receipt, use, storage or transmission of a substantial amount of individuals' PI, including PHI. We also use aggregated and/or anonymized data for research and analysis purposes, and in some cases, provide access to such anonymized data, or analytics created from such data, to pharmaceutical manufacturers and third-party data aggregators and analysts. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. The collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing, and disposal of PI are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. We are also subject to various other consumer protection laws that regulate our communications with customers, such as the FTC Act and the Telephone Consumer Protection Act. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard, which is designed to protect credit card account data as mandated by payment card industry entities. International laws, rules and regulations governing the use and disclosure of such information, such as the GDPR, can be more stringent than similar laws in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders and domestic privacy and data protection laws are generally becoming more onerous.
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
HIPAA requires covered entities and business associates to comply with the HIPAA privacy, security and breach rules. While we endeavor to provide appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity clients and, as a result, collect, receive, use, disclose, transmit and maintain PHI in order to provide services to these customers. HHS administers an audit program to assess HIPAA compliance efforts by covered entities and business associates. In addition, HHS continues to exercise its enforcement authority to bring enforcement actions resulting from complaints, compliance reviews, audits and investigations brought on by notification to HHS of a breach or other HIPAA violation. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position, cash flows and reputation.
Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of PI, whether by us or by one of our third-party service providers, could materially adversely affect our business and reputation, including our results of operations, financial position and cash flows.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud; failure of these systems could adversely affect us.
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
We currently have overfunded obligations in our frozen pension plans. A significant decline in the value of the plans' equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We are also exposed to interest rate and equity risk associated with our pension obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 18 to the Consolidated Financial Statements for more information on our obligations under the pension plans.
A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and could negatively affect our ability to access capital.
Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically and there can be no assurance that current ratings will be maintained in the future. A downgrade of any of these ratings in the future could make it more difficult to either market our products successfully or raise capital to support business growth.
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

The total indebtedness of The Cigna Group was approximately $30.9 billion as of December 31, 2023. Carrying indebtedness:
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
•Higher unemployment rates, employee attrition (including challenges filling open positions in light of a competitive job market) and workforce reductions could result in lower enrollment in our employer-based plans (including an increase in the number of employees who opt out of employer-based plans) or our individual plans.
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

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management
The Cigna Group’s comprehensive cybersecurity program is supported by policies and procedures designed to protect our systems and operations as well as the sensitive personal information and data of our clients and customers from foreseeable cybersecurity threats. This program is an integral component of our enterprise risk management program.
Core to our security model is our defense-in-depth framework, comprising multiple layers of processes and technologies that help prevent, detect, and respond to threats. Our approach to safeguarding against external threats incorporates a suite of preventive technologies, including malicious email blocking, defenses against automated attacks and multifactor authentication. These strategies act to proactively intercept and neutralize cyber threats to help ensure data remains secure within our environment. Event monitoring technologies run continuously, detecting suspected intrusion attempts and alerting our Cybersecurity Incident Response team. The Cigna Group undertakes a number of critical security processes to mitigate and protect against cybersecurity risks, which include but are not limited to:
•Identity and Access Management. Employees are provided with the minimum amount of access required to perform their jobs using role-based access control methodology, which defines access to our information systems based on job function. Privileged or elevated access to our systems is subject to supplemental approval requirements, increased authentication processes, and additional logging and monitoring.
•Security Awareness and Training. Events and education activities are hosted throughout the year, such as the Cybersecurity Awareness Month, expos, videos, training programs and frequent phishing simulations. The Cigna Group continuously trains workforce members on the importance of preserving the confidentiality and integrity of customer data. All new hires have mandatory information protection and privacy training as part of their onboarding, and all workforce members complete an annual cybersecurity refresh training.
•Security Operations and Monitoring. Our operational monitoring processes provide valuable insight into the effectiveness of our security program. A centralized system collects security logs and performs event correlation that creates an alert if a trigger occurs. We review any deviations from our established targets and implement corrective actions.
•Change Management. Changes to hardware, software, network components, and/or processes introduced into any production environments are managed by a formal change control process. These requests include the submission of required documentation as well as the business justification for the change.
•Disaster Recovery / Business Continuity. These processes are designed to maintain service to our customers, providers and members through a wide range of adverse circumstances. Methods of recovery include rerouting business functions, relocating to an alternative site, independent “hot sites”, mobile recovery and work at home.
•Intelligence Feeds. These are used to monitor the security industry for the latest global security threats, exposures and patches to help keep company servers current with the latest security service packs, patches and hot fixes.
•Physical Security. Our physical security system is utilized in an effort to properly identify appropriate individuals, authorize entry and define the working areas to which they have access. Additional controls at our data centers includes a combination of guard service, access keys and magnetic card systems.
•Third-Party Vendor Security Reviews. Suppliers that have access to, host, or pass sensitive data are subject to a rigorous vendor security review which includes questionnaires, security controls and maturity assessments, inspection of evidence of compliance and remediation or acceptance of items identified during a Risk Assessment.
•Vulnerability Management / Patching. Any discovered vulnerability is rated by severity and assigned a timeline for remediation. Patching activities are centrally managed with a focus on the identification, remediation, and analysis and closure of vulnerabilities throughout the vulnerability management lifecycle.
•Cybersecurity Incident Reporting. Our incident reporting protocol assists prompt and efficient response to cybersecurity threats. This includes links on our internal site listing globally accessible contact numbers for immediate incident reporting, a user-friendly phishing reporting tool in Outlook, and group email boxes that are monitored 24/7 for incident submissions.

We routinely manage cybersecurity risks through a defined framework that includes activities aimed at the identification, assessment, treatment and monitoring of risks. Cybersecurity risk assessment results are used by senior management to make informed decisions about where to allocate resources to reduce cybersecurity risks and improve overall security posture. We examine our entire program annually with third-parties and measure the program against generally accepted industry standards and frameworks, such as an internationally recognized security control framework established by the NIST and used by companies to assess and improve their ability to prevent, detect and respond to cyberattacks. Our cybersecurity policies and standards are reviewed annually and are mainly guided by the NIST 800-53 Cybersecurity Framework. In addition to the NIST framework, we leverage the International Organization for Standardization ("ISO") 27001 and 27002 standards. NIST and ISO standards are internationally accepted and provide best practice recommendations for initiating, implementing, and maintaining information security management systems. Cigna's Information Protection policies and standards are informed by NIST 800-53b, moderate level security control baseline requirements. This includes a myriad of NIST controls/control enhancements which are mapped to Cigna Information Protection policies, standards and control library.

To enhance our preparedness and practice our collective cybersecurity response capabilities, we conduct tabletop exercises developed in partnership with external security experts. These events are designed to exercise and engage some of the most critical areas of cybersecurity incident response and preparedness through an interactive/evolving, simulated scenario. This exercise provides an opportunity for us to test our response procedures, escalation and communication protocols, roles and responsibilities, legal/privacy considerations and key decision-making processes, in a safe and controlled environment. The participants in these exercises include leaders, stakeholders, subject matter experts and certain executives.

In addition to these internal measures, the effectiveness of components of our overall cybersecurity program is frequently evaluated by external third parties, exclusive to our independent registered public accounting firm and scope of internal control over financial reporting. This includes work performed over various levels of controls assessments for specific business lines and core processes. These include Health Information Trust Alliance ("HITRUST") for health care data security, Payment Card Industry Data Security Standard (PCI DSS) for payment security, and System Organization Controls (SOC) 2 for information security and related controls. We also perform an annual maturity assessment and benchmark our security controls to identify opportunities to strengthen our cybersecurity program.

As part of our Global Threat Management Program, a dedicated Incident Handling Team, comprising both technical and management personnel, determines the severity of a validated cybersecurity event across the enterprise and is responsible for the development and ongoing maintenance of our comprehensive Global Incident Response Plan ("GIRP"). The GIRP is reviewed quarterly at a minimum but may be updated as needed based on lessons learned, changes in key teams or processes, or other circumstances as warranted. Within the GIRP, incident handling procedures dictate actions during each phase, which include communications, actions to be performed, methods of operation and contingencies for unanticipated outcomes. Using industry best practices and continuous improvement principles, we validate strategies, document business recovery plans, and test these procedures enterprise-wide annually. Upon the discovery of an incident, a broad cross-functional Computer Security Incident Response Team is assembled, which may include but is not limited to experts from key business, technology, legal, privacy and finance sectors, to collaboratively assess the impact and materiality in order to execute a comprehensive and informed response. After an incident is contained, a thorough review is performed to determine if any existing detective or preventative controls were bypassed, or if there was a delay in detection or response. This review, which includes members from our internal audit team, drives the implementation of corrective actions to enhance and strengthen the effectiveness of our prevention, detection, and incident response controls, as applicable.

Cigna Information Protection ("CIP") maintains a risk register that is used to manage cybersecurity risks associated with its business activities, technology assets, and its interaction with business, Information Technology ("IT"), and security parties; internal and external. Cybersecurity risks are also periodically reviewed by Enterprise Risk Management ("ERM") to ensure appropriate oversight of cybersecurity risk management activities.

Suppliers that have access to, host, or transmit The Cigna Group data are contractually required to comply with our Security Policies and Standards. Additionally, suppliers may be subject to periodic security audits or risk assessments, which include security questionnaires, security capabilities and maturity assessments, controls evidence reviews, application vulnerability assessments, public internet presence monitoring, and alignment reviews with service-specific industry standards (e.g., NIST, ISO, HIPAA, and Payment Card Industry standards). Follow-up activities are performed as needed to discuss observations, track issues and ensure remediation plans are completed to maintain compliance. Contracts with suppliers also include critical security requirements including right to audit, technology requirements, key performance metrics and service levels, and hiring practices including background checks for those who have access to The Cigna Group's network.

As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. That said, as discussed more fully under Part 1, Item 1A. "Risk Factors – Strategic and Operational Risks – As a large global health company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages," the sophistication of cybersecurity threats continues to increase, and the preventative actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may become insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all attacks of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance

The Cigna Group’s Board has ultimate oversight over the Company’s privacy and cybersecurity programs and strategy and is responsible for ensuring that the Company has risk management policies and processes in place to meet and mitigate evolving risks and threats. Certain members of the Board have cybersecurity expertise, including certifications. The Board executes this oversight directly and through both the Audit Committee, for cybersecurity purposes, and the Compliance Committee, for privacy purposes. In these capacities, these committees are regularly briefed by the Global Chief Information Security Officer ("GCISO") and Chief Privacy Officer on cybersecurity and privacy matters. These briefings are designed to provide visibility about the identification, assessment, and management of critical risks, audit findings, and management’s risk mitigation strategies. Additionally, these briefings include information about current trends in the environment, incident preparedness, artificial intelligence and various components of the Company’s cybersecurity and privacy programs. Annually, the full Board reviews the Company’s cybersecurity program, including the threat landscape and related controls and periodically conducts cybersecurity tabletop exercises.

The Cigna Group’s dedicated cybersecurity team is led by our GCISO. Our current GCISO joined Cigna in October 2023 and works closely with senior management to develop and innovate the cybersecurity strategy and risk management. Prior to joining the team at The Cigna Group, our GCISO held senior information security roles at other global organizations where this individual defined information security strategies, built global information security programs, implemented cybersecurity capabilities that protect consumers, wholesale partners and brand, and oversaw the security of a global payment network, a corporate network and digital assets.
Item 2. PROPERTIES
At the end of 2023, our global real estate portfolio consisted of approximately 9.2 million square feet of owned and leased properties to support the operations of our reporting segments. Our domestic portfolio had approximately 8.3 million square feet in 49 states, the District of Columbia, and the U.S. Virgin Islands. Our international properties contain approximately 934 thousand square feet located throughout the following countries: Australia, Bahrain, Belgium, Canada, Cayman Islands, China, France, Germany, Hong Kong, India, Kenya, Kuwait, Lebanon, Malaysia, Oman, Saudi Arabia, Singapore, Spain, Switzerland, United Arab Emirates, and the United Kingdom.
Our principal domestic office locations include the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters), Evernorth Health Services' corporate offices located at and around One Express Way in St. Louis, Missouri and Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. The Wilde Building measures approximately 893 thousand square feet and is owned. The St. Louis campus measures approximately 999 thousand square feet of leased space and Two Liberty Place measures approximately 209 thousand square feet of leased space.
The pharmacy operations consist of 13 home delivery pharmacies, 31 specialty pharmacies and four high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
In the fourth quarter of 2023, we approved a strategic initiative to drive operational improvements and efficiencies. This initiative includes a reduction in the square footage of leased properties and changes how sites are utilized. See Note 17 to the Consolidated Financial Statements of this Form 10-K for additional information.

We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 24 to the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers
The principal occupations and employment histories of our executive officers (as of February 29, 2024) are listed below.
DAVID BRAILER, 64, Executive Vice President and Chief Health Officer of The Cigna Group beginning September 2022; and Founder and Chairman of Health Evolution beginning in 2011.
DAVID M. CORDANI, 58, Chairman of the Board of The Cigna Group beginning January 2022; Chief Executive Officer beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.
NOELLE K. EDER, 54, Executive Vice President, Global Chief Information Officer of The Cigna Group beginning September 2020, with responsibility for the Company's technology and operations function beginning September 2023; Executive Vice President, Chief Information and Digital Officer at Hilton Worldwide Holdings from March 2018 until August 2020; Executive Vice President, Chief Card Customer Experience Officer at Capital One Financial Corporation from November 2016 until 2018; and Executive Vice President, Customer Experience and Operations at Capital One Financial Corporation from September 2014 until November 2016.
BRIAN C. EVANKO, 47, Executive Vice President, Chief Financial Officer of The Cigna Group and President and Chief Executive Officer, Cigna Healthcare beginning January 2024; Executive Vice President and Chief Financial Officer of The Cigna Group from January 2021 to January 2024; President, Government Business from November 2017 to January 2021; and President, U.S. Individual Business from August 2013 to November 2017.
NICOLE S. JONES, 53, Executive Vice President, Chief Administrative Officer, and General Counsel for The Cigna Group beginning September 2023; Executive Vice President and General Counsel of The Cigna Group beginning June 2011 to September 2023; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of The Cigna Group from April 2008 until May 2010; and Corporate Secretary from September 2006 until April 2010.
ERIC P. PALMER, 47, Executive Vice President, Enterprise Strategy of The Cigna Group and President and Chief Executive Officer, Evernorth Health Services beginning January 2024; President and Chief Executive Officer of Evernorth Health Services beginning January 2022 to January 2024; President and Chief Operating Officer from January 2021 until December 2021; Executive Vice President and Chief Financial Officer of The Cigna Group from June 2017 to January 2021; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; and Vice President, Business Financial Officer, Health Care from April 2012 to November 2015.
MICHAEL W. TRIPLETT, 62, Special Advisor beginning January 2024; President, U.S. Commercial of Cigna Healthcare beginning February 2017 to January 2024; and Regional Segment Lead from June 2009 to February 2017.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2023, the number of shareholders of record was 23,435. The Cigna Group's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".
In 2023, The Cigna Group declared and paid quarterly cash dividends of $1.23 per share of The Cigna Group common stock. The Cigna Group paid quarterly cash dividends of $1.12 per share in 2022 and $1.00 per share in 2021.
On February 2, 2024, the Board of Directors declared the first quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on March 21, 2024 to shareholders of record on March 6, 2024. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant. See Note 9 to the Consolidated Financial Statements for further information on dividend payments.

For information on securities authorized for issuance under our existing equity compensation plans, see Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Price Performance Graph
The graph below compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2023 with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 500 Health Care Index. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Five Year Cumulative Total Shareholder Return*
December 31, 2018 - December 31, 2023

$250
$200
$150
$100
$50
$0

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Cigna	$100	$108	$110	$123	$181	$166
S&P 500	$100	$131	$156	$200	$164	$207
S&P 500 Health Care Index	$100	$121	$137	$173	$170	$173

* Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2018 and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended December 31, 2023:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
October 1-31, 2023	1,520,890	$300.75	1,520,691	$1,346
November 1-30, 2023	131,656	$313.82	128,550	$1,306
December 1-31, 2023	3,213	$287.87	—	$11,306
Total	1,655,759	$301.76	1,649,241	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 199 shares in October, 3,106 shares in November and 3,213 shares in December 2023.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In December 2023, the Board increased repurchasing authority by an additional $10.0 billion. In February 2024, as part of our existing share repurchase program, we entered into accelerated share repurchase agreements ("2024 ASR agreements") to repurchase $3.2 billion of common stock in aggregate. We received an initial delivery of approximately 7.6 million shares of our common stock representing $2.6 billion of the total $3.2 billion remitted. Including the impact of the 2024 ASR agreements, from January 1, 2024 through February 28, 2024, we repurchased 10.1 million shares for approximately $4.0 billion. Share repurchase authority was $7.3 billion as of February 28, 2024. See Note 9 to the Consolidated Financial Statements for further information on our ASR agreements.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.

Item 6. [Reserved]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating The Cigna Group's financial condition as of December 31, 2023 compared with December 31, 2022 and our results of operations for 2023 compared with 2022 and 2021 and is intended to help you understand the ongoing trends in our business. We adopted amended accounting guidance for long-duration insurance contracts effective January 1, 2023. This MD&A has been retrospectively adjusted to conform to the new basis of accounting. The impact of this amended guidance is immaterial. Additionally, during the fourth quarter of 2023, our U.S. Commercial and U.S. Government operating segments were merged to form the U.S. Healthcare operating segment within the Cigna Healthcare reportable segment. For comparisons of our results of operations for 2022 compared with 2021, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2022. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in this Form 10-K for additional information regarding the Company's significant accounting policies and additional information regarding the adoption of amended accounting guidance for long-duration insurance contracts effective January 1, 2023. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our") is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Part 1, Item 1, "Business" of this Form 10-K.

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

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
(Dollars in millions, except per share amounts)	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
Revenues
Adjusted revenues by segment
Evernorth Health Services	$153,499	$140,335	$131,912	9%	6%
Cigna Healthcare	51,205	45,037	44,643	14	1
Other Operations	596	2,263	3,989	(74)	(43)
Corporate, net of eliminations	(9,978)	(6,991)	(6,475)	(43)	(8)
Adjusted revenues	195,322	180,644	174,069	8	4
Net realized investment results from certain equity method investments	(57)	(126)	—	55	N/M
Total revenues	$195,265	$180,518	$174,069	8%	4%
Shareholders' net income	$5,164	$6,704	$5,370	(23)%	25%
Adjusted income from operations	$7,448	$7,313	$6,982	2%	5%
Earnings per share (diluted)
Shareholders' net income	$17.39	$21.41	$15.75	(19)%	36%
Adjusted income from operations	$25.09	$23.36	$20.48	7%	14%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$6,442	$6,127	$5,818	5%	5%
Cigna Healthcare	4,478	4,099	3,601	9	14
Other Operations	96	509	903	(81)	(44)
Corporate, net of eliminations	(1,698)	(1,466)	(1,339)	(16)	(9)
Consolidated pre-tax adjusted income from operations	9,318	9,269	8,983	1	3
Income attributable to noncontrolling interests	146	84	58	74	45
Net realized investment (losses) gains (1)	(135)	(613)	198	78	N/M
Amortization of acquired intangible assets	(1,819)	(1,876)	(1,998)	3	6
Special items	(1,997)	1,533	(451)	N/M	N/M
Income before income taxes	$5,513	$8,397	$6,790	(34)%	24%
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	For the Years Ended December 31,			Increase (Decrease)			Increase (Decrease)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Pharmacy revenues	$137,243	$128,566	$121,413	$8,677		7%	$7,153		6%
Premiums	44,237	39,916	41,154	4,321		11	(1,238)		(3)
Fees and other revenues	12,619	10,881	9,953	1,738		16	928		9
Net investment income	1,166	1,155	1,549	11		1	(394)		(25)
Total revenues	195,265	180,518	174,069	14,747		8	6,449		4
Pharmacy and other service costs	133,801	124,834	117,553	8,967		7	7,281		6
Medical costs and other benefit expenses	36,287	32,184	33,565	4,103		13	(1,381)		(4)
Selling, general and administrative expenses	14,822	13,174	13,012	1,648		13	162		1
Amortization of acquired intangible assets	1,819	1,876	1,998	(57)		(3)	(122)		(6)
Total benefits and expenses	186,729	172,068	166,128	14,661		9	5,940		4
Income from operations	8,536	8,450	7,941	86		1	509		6
Interest expense and other	(1,446)	(1,228)	(1,208)	(218)		(18)	(20)		(2)
Debt extinguishment costs	—	—	(141)	—		N/M	141		N/M
(Loss) gain on sale of businesses	(1,499)	1,662	—	(3,161)		N/M	1,662		N/M
Net realized investment (losses) gains	(78)	(487)	198	409		84	(685)		N/M
Income before income taxes	5,513	8,397	6,790	(2,884)		(34)	1,607		24
Total income taxes	141	1,615	1,370	(1,474)		(91)	245		18
Net income	5,372	6,782	5,420	(1,410)		(21)	1,362		25
Less: Net income attributable to noncontrolling interests	208	78	50	130		167	28		56
Shareholders' net income	$5,164	$6,704	$5,370	$(1,540)		(23)%	$1,334		25%
Consolidated effective tax rate	2.6%	19.2%	20.2%	(1,660)	bps		(100)	bps
Medical customers (in thousands)	19,780	18,004	17,081	1,776		10%	923		5%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2023		2022		2021
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$5,164		$6,704		$5,370
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	$135	114	$613	496	$(198)	(161)
Amortization of acquired intangible assets	1,819	1,413	1,876	1,345	1,998	1,494
Special items
Loss (gain) on sale of businesses	1,499	1,429	(1,662)	(1,332)	—	—
Charge for organizational efficiency plan	252	193	22	17	168	119
Charges (benefits) associated with litigation matters	201	171	(28)	(20)	(27)	(21)
Integration and transaction-related costs	45	35	135	103	169	71
Deferred tax (benefits), net	—	(1,071)	—	—	—	—
Debt extinguishment costs	—	—	—	—	141	110
Total special items	$1,997	757	$(1,533)	(1,232)	$451	279
Adjusted income from operations		$7,448		$7,313		$6,982
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2023		2022		2021
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$17.39		$21.41		$15.75
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	$0.45	0.38	$1.96	1.59	$(0.58)	(0.47)
Amortization of acquired intangible assets	6.13	4.77	5.99	4.30	5.86	4.38
Special items
Loss (gain) on sale of businesses	5.05	4.81	(5.31)	(4.26)	—	—
Charge for organizational efficiency plan	0.85	0.65	0.07	0.05	0.49	0.35
Charges (benefits) associated with litigation matters	0.68	0.58	(0.09)	(0.06)	(0.08)	(0.06)
Integration and transaction-related costs	0.15	0.12	0.43	0.33	0.50	0.21
Deferred tax (benefits), net	—	(3.61)	—	—	—	—
Debt extinguishment costs	—	—	—	—	0.41	0.32
Total special items	$6.73	2.55	$(4.90)	(3.94)	$1.32	0.82
Adjusted income from operations		$25.09		$23.36		$20.48
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Commentary: 2023 versus 2022
The commentary presented below, and in the segment discussions that follow, compare results for the year ended December 31, 2023 with results for the year ended December 31, 2022.

Shareholders' net income decreased 23%, reflecting the estimated loss associated with the sale of our Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses (the "HCSC transaction"), the absence of the gain on the sale of our life, accident and supplemental health benefits business in six countries sold on July 1, 2022 (the "Chubb transaction"), partially offset by foreign deferred tax benefits recorded in the fourth quarter of 2023 as described further under "effective tax rate" below.
Adjusted income from operations increased 2%, primarily driven by higher earnings in our Cigna Healthcare and Evernorth Health Services segments, largely offset by the absence of earnings reported in the first half of 2022 from the businesses divested in the Chubb transaction and increased interest expense and pension costs.
Medical customers increased 10%, reflecting growth in fee-based customers as well as in Individual and Family Plans and Medicare Advantage customers. See Part I, Item 1 of this Form 10-K for definitions of Cigna Healthcare's market segments.
Pharmacy revenues increased 7%, reflecting inflation on branded drugs as well as growth in specialty. See the "Segment Reporting - Evernorth Health Services Segment" section of this MD&A for further discussion.
Premiums increased 11% reflecting insured customer growth and higher premium rates in Cigna Healthcare due to anticipated underlying medical cost trend. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion. These favorable effects were partially offset by a decline in premiums due to the Chubb transaction.
Fees and other revenues increased 16%, primarily reflecting client growth from our continued affordability services within Evernorth Health Services.
Net investment income increased 1%, primarily due to growth in average assets, largely offset by the unfavorable impact of the Chubb transaction. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 7%, reflecting inflation on branded drugs as well as growth in specialty.
Medical costs and other benefit expenses increased 13%, primarily reflecting insured customer growth and medical cost trend in Cigna Healthcare, partially offset by the impact of the Chubb transaction.
Selling, general and administrative expenses increased 13%, primarily driven by volume-related expenses in Cigna Healthcare due to business growth, as well as increased investments to support the onboarding of new clients and continued advancement of our digital capabilities and care solutions in Evernorth Health Services. Increased expenses were also driven by costs reported in 2023 for an organizational efficiency plan and litigation settlements. These increases were partially offset by the impact of the Chubb transaction.
Interest expense and other increased 18%, primarily reflecting higher interest rates on our indebtedness and increased pension costs. See the "Segment Reporting - Corporate" section of this MD&A for further discussion.
(Loss) / gain on sale of businesses. The loss reported in 2023 primarily reflects asset write-downs and estimated costs related to the HCSC transaction. In 2022, the reported gain reflects the impact of the Chubb transaction, which closed on July 1, 2022.
Realized investment results were substantially improved, primarily due to lower mark-to-market losses on investments. See Note 12 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased substantially driven by foreign deferred tax benefits. Also contributing to the decrease were favorable results relative to the Company's foreign operations and the release of uncertain tax positions resulting from favorable audit developments. These favorable effects were partially offset by the impact of the valuation allowance recorded resulting from the HCSC transaction. See Note 23 to the Consolidated Financial Statements for additional information.

Recent Events

Economic Conditions
We continue to monitor global economic conditions, including inflation, labor market dynamics and recent geopolitical events. We continue to proactively address impacts to our pricing with third parties (including vendors, health care providers and drug providers), our investment portfolio and our workforce. We are also monitoring the potential impact on client and customer health care needs.
Our results of operations or cash flows for the year ended December 31, 2023 were not materially impacted by inflation, labor market dynamics, or recent geopolitical events. For further information regarding risks we encounter in our business due to economic conditions, see "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

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

Key Transactions and Business Developments

Sale of Medicare Advantage and Related Businesses
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC") for $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions. See Note 6 to the Consolidated Financial Statements for further information.
Organizational Efficiency Plan
During the fourth quarter of 2023, the Company approved a strategic realignment to drive greater operating effectiveness and efficiency. This plan positions us to be more efficient and focused to deliver differentiated value and services to our clients and customers. The Company recognized a charge in Selling, general and administrative expenses of $252 million, pre-tax ($193 million, after-tax). We expect substantially all of the accrued liability to be paid by the end of 2024. We expect to realize annualized after-tax savings of approximately $280 million. A significant portion of the savings is expected to be recognized in 2024. See Note 17 to the Consolidated Financial Statements for further information.

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

VillageMD
In 2023, the Company became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. VillageMD (majority-owned by Walgreens Boots Alliance, Inc.) provides health care services for individuals and communities across the United States, with primary, multi-specialty and urgent care providers serving patients in traditional clinic settings, in patients' homes and online appointments. VillageMD and its subsidiaries operate in 26 markets and are responsible for millions of patients. See Note 12 to the Consolidated Financial Statements for further discussion of this investment.

Centene Corporation
Effective January 1, 2024, Evernorth Health Services and Centene Corporation ("Centene") have a multi-year agreement to manage pharmacy benefit services and make prescription medications more accessible and affordable for Centene's approximately 20 million customers. In addition to greater savings on prescription drugs, Centene customers will also have access to Express Scripts' extensive national network of retail pharmacies.

Medicare Star Quality Ratings ("Star Ratings")
The Centers for Medicare and Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform. Categories of measurement include quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. On October 13, 2023, CMS announced Medicare Star Ratings for bonus payments to be received in 2025. We estimate 67% of our MA customers to be in four star or greater plans for bonus payments to be received in 2024 and 2025 (based upon the current customer mix associated with the announced Star Ratings). See Part I, Item I, "Business - Regulation" section of this Form 10-K for further discussion of Star Ratings.

Medicare Advantage Rates

On March 31, 2023, CMS released the final Calendar Year 2024 Medicare Advantage Program and Part D Payment Policies (the "2024 Final Notice"). On January 31, 2024, CMS released the Calendar Year 2025 Advance Notice for Medicare Advantage and Part D Prescription Drug Programs (the "Advance Notice"). CMS will accept comments on the Advance Notice through March 1, 2024, before publishing the final rate announcement by April 1, 2024. The Advance Notice is subject to the required notice and comment period, and we cannot predict when or to what extent CMS will adopt the proposals in the Advance Notice. We are in the process of analyzing the potential implications of the Advance Notice.

LIQUIDITY AND CAPITAL RESOURCES

Financial Summary
	For the Years Ended December 31,
(In millions)	2023	2022	2021
Short-term investments	$206	$139	$428
Cash and cash equivalents	$7,822	$5,924	$5,081
Short-term debt	$2,775	$2,993	$2,545
Long-term debt	$28,155	$28,100	$31,125
Shareholders' equity	$46,223	$44,675	$46,958

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
Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 22 to the Consolidated Financial Statements in this Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

With respect to our investment portfolio, we support the liquidity needs of our businesses by managing the duration of assets to be consistent with the duration of liabilities. We manage the portfolio to both optimize returns in the current economic environment and meet our liquidity needs.

Cash flows were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Net cash provided by operating activities	$11,813	$8,656	$7,191
Net cash (used in) provided by investing activities:
Cash proceeds from sales of businesses, net of cash sold	13	4,835	(61)
Acquisitions	(447)	—	(1,833)
Net investment purchases	(2,835)	(272)	(660)
Purchases of property and equipment, net	(1,573)	(1,295)	(1,154)
Other, net	(332)	(170)	97
Net investing activities	(5,174)	3,098	(3,611)
Net cash (used in) financing activities:
Debt (repayments) issuances	(278)	(2,559)	521
Stock repurchase	(2,284)	(7,607)	(7,742)
Dividend payments	(1,450)	(1,384)	(1,341)
Other, net	(282)	310	350
Net financing activities	(4,294)	(11,240)	(8,212)
Foreign currency effect on cash	16	(86)	(65)
Change in cash, cash equivalents and restricted cash	$2,361	$428	$(4,697)

The following discussion explains variances in the various categories of cash flows for the year ended December 31, 2023 compared with the same period in 2022. For comparisons of liquidity and capital resources for the year ended December 31, 2022 compared with the year ended December 31, 2021, please refer to the previously filed MD&A included in Part II, Item 7 of our 2022 Form 10-K.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows increased for the year ended December 31, 2023 due to higher insurance related liabilities, acceleration of cash proceeds from the accounts receivable factoring facility, lower income tax payments and higher CMS Part D annual settlement.
Investing activities
The Company invested $2.7 billion in VillageMD in 2023. This, combined with the absence of the net $4.9 billion proceeds received from the Chubb transaction in 2022, resulted in an increase in cash used in investing activities.
Financing activities
The Company had lower share repurchases and lower net debt outflows in 2023. These factors resulted in a decrease in cash used in financing activities in 2023.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flow from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S. regulated subsidiaries were $1.2 billion for the year ended December 31, 2023 and $1.9 billion for the year ended December 31, 2022. This decrease was due in part to lower statutory earnings in 2022 and additional capital held at subsidiaries to support business growth, which is in line with our capital planning. Non-regulated subsidiaries also generate significant cash flow from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. The Cigna Group maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.2 billion outstanding at December 31, 2023.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.
As of December 31, 2023, The Cigna Group's revolving credit agreements include: a $4.0 billion five-year revolving credit and letter of credit agreement that expires in April 2028; and a $1.0 billion 364-day revolving credit agreement that expires in April 2024.
As of December 31, 2023, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $3.8 billion of remaining capacity under our commercial paper program and $8.0 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 8 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 40.1% at December 31, 2023 and 41.0% at December 31, 2022.

We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $2.2 billion from its subsidiaries without further approvals as of December 31, 2023.
Use of Capital Resources

Long-term debt. In July 2023, we repaid $2.9 billion of senior notes at maturity.
Capital expenditures. Capital expenditures for property, equipment and computer software were $1.6 billion in 2023 compared to $1.3 billion in the year ended December 31, 2022. This increase reflects our continued strategic investment in technology for future growth. We expect to deploy approximately $1.5 billion in capital expenditures in 2024. Anticipated capital expenditures will be funded primarily from operating cash flow.
Dividends. The Cigna Group declared and paid quarterly cash dividends of $1.23 per share of its common stock during 2023, compared to quarterly cash dividends of $1.12 per share during 2022. See Note 9 to the Consolidated Financial Statements for further information on our dividend payments. On February 2, 2024, the Board of Directors declared the first quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on March 21, 2024 to shareholders of record on March 6, 2024. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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
We repurchased 7.8 million shares for approximately $2.3 billion during the year ended December 31, 2023, compared to 27.4 million shares for approximately $7.6 billion during the year ended December 31, 2022. In December 2023, the Board increased repurchase authority by an additional $10.0 billion. We expect to repurchase $5.0 billion of common stock in the first half of 2024. A portion of this repurchase was executed in February 2024 via an Accelerated Share Repurchase ("ASR") as described below.

In February 2024, as part of our existing share repurchase program, we entered into separate ASR agreements ("2024 ASR agreements") with Deutsche Bank AG and Bank of America, N.A. (collectively, the "2024 Counterparties") to repurchase $3.2 billion of common stock in aggregate. We remitted $3.2 billion to the 2024 Counterparties and received an initial delivery of approximately 7.6 million shares of our common stock on February 15, 2024 representing $2.6 billion of the total remitted. We expect final settlement under the 2024 ASR agreements to occur in the second quarter of 2024. See Note 9 to the Consolidated Financial Statements for further information on our 2024 ASR agreements.

Including the impact of the 2024 ASR agreements, from January 1, 2024 through February 28, 2024, we repurchased 10.1 million shares for approximately $4.0 billion. Share repurchase authority was $7.3 billion as of February 28, 2024.

Strategic investments. In 2023, we became a minority owner in VillageMD by investing $2.7 billion in VillageMD preferred equity. See Note 12 to the Consolidated Financial Statements for further discussion of this investment. In July 2023, Evernorth Health, Inc. acquired a minority interest in CHSS. See Note 5 to the Consolidated Financial Statements for further discussion of this investment.

Pension plans. Our pension plans were overfunded by $204 million and $238 million as of December 31, 2023 and December 31, 2022, respectively, and reported in Other assets in our Consolidated Balance Sheets. In 2023, we made immaterial contributions to the qualified pension plans as required under the Pension Protection Act of 2006 and we expect the required contributions for 2024 to be immaterial. See Note 18 to the Consolidated Financial Statements for additional information.

Other Sources of Funds and Uses of Capital Resources

Divestiture. In January 2024, we entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to HCSC, subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025 and provide approximately $3.7B in transaction proceeds, which consists primarily of cash proceeds. Following the completion of the sale, we anticipate use of the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

Debt Issuance and Debt Tender Offers. On February 5, 2024, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We intend to use the remaining net proceeds to fund the repayment of our senior notes maturing in March 2024 and for general corporate purposes, which may include repayment of indebtedness and repurchases of shares of our common stock.

Concurrent with the debt issuance, we commenced tender offers to purchase for cash up to $2.25 billion in aggregate principal amount of outstanding notes, which included any and all of the $1.0 billion senior notes due June 2024. Following the early tender results, we increased the tender offers to up to $2.55 billion aggregate principal amount. On February 22, 2024, we purchased $1.8 billion principal amount of notes at early settlement of the tender offers. The tender offers will expire on March 5, 2024.

Risks to Liquidity and Capital Resources

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
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 24 to the Consolidated Financial Statements for discussion of various guarantees.

The Company adopted amended accounting guidance for long-duration insurance contracts effective January 1, 2023, which impacted the amounts presented in our Consolidated Balance Sheets. Within our Consolidated Financial Statements, see Note 2 to the Consolidated Financial Statements for a summary of this accounting change and Note 10 to the Consolidated Financial Statements for a summary of the insurance liabilities in our Consolidated Balance Sheets as well as future expected cash flow information. With the adoption of amended accounting guidance for long-duration insurance contracts and enhanced disclosure within Note 10 to the Consolidated Financial Statements, we will no longer present additional information regarding insurance liabilities within this section.
On balance sheet:
•Long-term debt
◦Total scheduled payments on long-term debt are $44.8 billion, which include scheduled interest payments and maturities of long-term debt. This excludes any impact from our February 2024 debt issuance and debt tender offers transactions as described above.
◦We expect $2.8 billion of long-term debt payments (including scheduled interest payments) to be paid within the next twelve months beginning January 1, 2024.
◦Finance leases are included in Long-term debt and primarily represent obligations for information technology network storage, servers and equipment. See Note 21 to the Consolidated Financial Statements for information regarding finance leases.
◦See Note 8 to the Consolidated Financial Statements for information regarding principal maturities of long-term debt.
•Other non-current liabilities
◦These include approximately $335 million of estimated payments (of which we expect $52 million to be paid in the next twelve months beginning January 1, 2024) for other postretirement and postemployment benefit obligations, reinsurance liabilities, supplemental and deferred compensation plans and interest rate and foreign currency swap contracts.
◦In connection with our equity method investment in CarepathRx Health Systems Solutions ("CHSS"), we guaranteed CHSS's credit facilities. See Note 5 to the Consolidated Financial Statements for further information.
◦See Note 18 to the Consolidated Financial Statements for further information on pension obligations and funded status.

•Operating leases
◦These include operating lease payments of $497 million (of which we expect $110 million of operating lease payments to be due within the next twelve months beginning January 1, 2024).
◦See Note 21 to the Consolidated Financial Statements for additional information.
•Uncertain tax positions
◦In the event we are unable to sustain all of our $1.4 billion of uncertain tax positions, it could result in future tax payments of approximately $950 million. We are adequately reserved for such positions. As a result, there is minimal direct risk to earnings should we fail to sustain our positions. We cannot reasonably estimate the timing of such future payments.
◦See Note 23 to the Consolidated Financial Statements for additional information on uncertain tax positions.

Off-balance sheet:
•Purchase obligations
◦These include agreements to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude contracts that are cancellable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.
◦As of December 31, 2023, purchase obligations consisted of a total of $4.3 billion of estimated payments required under contractual arrangements (of which we expect $1.3 billion of purchase obligations to be paid within the next twelve months beginning January 1, 2024). This includes:
▪$2.8 billion of investment commitments (of which we expect $0.7 billion of the committed amounts to be disbursed in 2024).
▪$1.5 billion of future service commitments (of which we expect $0.6 billion of the committed amounts to be disbursed in 2024), primarily comprised of contracts for certain outsourced business processes and information technology maintenance and support.
◦See Note 12 of the Consolidated Financial Statements for additional information on investment commitments.

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

During the fourth quarter of 2023, following the change in operating segment discussed in Note 1 to the Consolidated Financial Statements, U.S. Government's goodwill was merged with U.S Commercial's goodwill. Certain businesses within the U.S. Healthcare operating segment were designated as held for sale (see Note 6 to the Consolidated Financial Statements).

Goodwill and other intangibles as of December 31 were as follows (in millions):

·2023 – Goodwill $44,259; Other intangible assets $30,863
·2022 – Goodwill $45,811; Other intangible assets $32,492

See Note 20 to the Consolidated Financial Statements for additional discussion of our goodwill and other intangible assets.

We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2023, as well as additional qualitative and quantitative tests as required by GAAP. The evaluations support that as of December 31, 2023, the fair value estimates of our reporting units exceed their carrying values by sufficient margins. Changes in assumptions concerning future financial results or other underlying assumptions, including macroeconomic factors, government legislation, changes in the competitive landscape or other market conditions could impact our ability to achieve profitability projections. If we consistently do not achieve our earnings and cash flow projections or our cost of capital rises significantly, the assumptions and estimates underlying the goodwill and intangible asset impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results and financial position.

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

Balances that are included in the Consolidated Balance Sheets within Accrued expenses and other liabilities are as follows (in millions):

·2023 – $1,399
·2022 – $1,343

See Note 23 to the Consolidated Financial Statements for additional discussion around uncertain tax positions and the Liquidity and Capital Resources section of this MD&A for a discussion of their potential impact on liquidity.

The factors that could impact our estimates of uncertain tax positions include the likelihood of being sustained upon audit based on the technical merits of the tax position and related assumed interest and penalties. If our positions are upheld upon audit, our net income would increase.
Income taxes - valuation allowance
Deferred income taxes are reflected in the Consolidated Balance Sheets for differences between the financial and income tax reporting bases of the Company's underlying assets and liabilities, and are established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not and a valuation allowance is established to the extent this standard is not met. In 2023, the Company recorded a valuation allowance related to various foreign deferred tax assets in the amount of $772 million as well as a valuation allowance of $584 million related to the tax benefit associated with the sale of the Medicare Advantage and related businesses. It is possible that the realization of deferred tax assets may change due to changes in forecasted future earnings in various foreign jurisdictions or the Company's ability to generate future capital gains.

Valuation allowances that are included in the Consolidated Balance Sheets within deferred tax liabilities, net are as follows (in millions):

·2023 – $1,498
·2022 – $208

See Note 23 to the Consolidated Financial Statements for additional discussion around valuation allowances.
The factors that could impact our estimates of valuation allowances include changes in forecasted future earnings in foreign jurisdictions and the Company's future ability to generate capital gains. Decreases in our valuation allowance would increase net income, while increases in our valuation allowance would decrease net income.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used
Unpaid claims and claim expenses – Cigna Healthcare
Unpaid claims and claim expenses reflects estimates of the ultimate cost of claims that have been incurred but not reported, expected development on reported claims, claims that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.

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

·2023 – gross $5,092; net $4,856
·2022 – gross $4,176; net $3,955

These liabilities are presented above both gross and net of reinsurance and other recoverables.

See Note 10 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

Based on studies of our claim experience, it is reasonably possible that a 100 basis point change in the medical cost trend and a 50 basis point change in completion factors could occur in the near term.

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $90 million, resulting in a decrease in net income of approximately $70 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $180 million, resulting in a decrease in net income of approximately $140 million after-tax.

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

Balances that are included in the Consolidated Balance Sheets within Investments and Long-term investments are as follows, inclusive of amounts held for sale as of December 31, 2023 (in millions):

·2023 - $9,855
·2022 - $9,872

See Notes 12A. and 13 to the Consolidated Financial Statements for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates and our accounting policy regarding unrealized appreciation on debt securities.

If the derived market rates used to calculate fair value increased by 100 basis points, the fair value of the total debt security portfolio of $9.9 billion would decrease by approximately $0.6 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.5 billion as of December 31, 2023.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 25 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of Income before income taxes to pre-tax adjusted income from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 25 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present "pre-tax adjusted margin," defined as pre-tax adjusted income (loss) from operations divided by adjusted revenues.
See the "Executive Overview" section of this MD&A for summarized financial results of each of our segments.
Evernorth Health Services Segment
Evernorth Health Services partners with health plans, employers, governmental organizations and health care providers to solve challenges in the areas of pharmacy benefits, home delivery pharmacy, specialty pharmacy, specialty distribution, and care delivery and management solutions. As described in the introduction to Segment Reporting, Evernorth Health Services' performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.
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

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Total revenues	$153,499	$140,335	$131,912	$13,164	9%		$8,423	6%
Adjusted revenues (1)	$153,499	$140,335	$131,912	$13,164	9%		$8,423	6%
Pharmacy and other service costs	$143,571	$131,284	$123,504	$12,287	9%		$7,780	6%
Gross profit (2)	$9,928	$9,051	$8,408	$877	10%		$643	8%
Adjusted gross profit (1),(2)	$9,928	$9,051	$8,408	$877	10%		$643	8%
Pre-tax adjusted income from operations	$6,442	$6,127	$5,818	$315	5%		$309	5%
Pre-tax adjusted margin	4.2%	4.4%	4.4%		(20)	bps		—	bps
Adjusted expense ratio (3)	2.2%	2.0%	1.9%		(20)	bps		(10)	bps

Selected Financial Information
	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(Dollars and adjusted scripts in millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Pharmacy revenue by distribution channel
Adjusted network revenues(1)	$67,514	$64,946	$64,992	4%		—%
Adjusted home delivery and specialty revenues(1)	65,732	61,283	54,391	7		13
Other pharmacy revenues	9,047	6,753	6,428	34		5
Total adjusted pharmacy revenues(1)	$142,293	$132,982	$125,811	7%		6%
Adjusted fees and other revenues (1)	10,965	7,267	6,084	51		19
Net investment income	241	86	17	180		N/M
Adjusted revenues (1)	$153,499	$140,335	$131,912	9%		6%
Pharmacy script volume (4)
Adjusted network scripts	1,327	1,295	1,355	2%		(4)%
Adjusted home delivery and specialty scripts	258	280	283	(8)		(1)
Total adjusted scripts	1,585	1,575	1,638	1%		(4)%
Generic fill rate (5)
Network	86.9%	86.4%	85.4%	50	bps	100	bps
Home delivery	85.3%	85.1%	85.9%	20	bps	(80)	bps
Overall generic fill rate	86.7%	86.3%	85.5%	40	bps	80	bps
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

2023 versus 2022

Adjusted network revenues increased 4%, reflecting inflation on branded drugs and higher claims volume, partially offset by a decrease in claims mix and an increase in the generic fill rate.

Adjusted home delivery and specialty revenues increased 7%, reflecting higher specialty claims volume and inflation on branded drugs, partially offset by lower home delivery claims volume.

Other pharmacy revenues increased 34%, reflecting higher volume from our CuraScript Specialty Distribution business, which distributes pharmaceuticals and medical supplies directly to health care providers, clinics and hospitals.

Adjusted fees and other revenues increased 51%, reflecting client growth in Care Delivery and Management Solutions, including cross-enterprise leverage, primarily driven by our behavioral health and eviCore Healthcare solutions, and client growth from our continued affordability services.

Adjusted gross profit increased 10%, and pre-tax adjusted income from operations increased 5%, reflecting continued affordability improvements and growth in Specialty Pharmacy, partially offset by increased strategic investments to support the onboarding of new clients and continued advancement of our digital capabilities and care solutions.

The adjusted expense ratio increased 20 bps, reflecting increased strategic investments to support the onboarding of new clients and continued advancement of our digital capabilities and care solutions.

Cigna Healthcare Segment
Cigna Healthcare includes the U.S. Healthcare and International Health businesses, which provide comprehensive medical and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments were merged to form the U.S. Healthcare operating segment. As described in the introduction to Segment Reporting, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations. Key factors affecting results for this segment include:
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
In January 2024, we entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation for $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions. See Note 6 to the Consolidated Financial Statements for further information.
Results of Operations

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Adjusted revenues	$51,205	$45,037	$44,643	$6,168	14%		$394	1%
Pre-tax adjusted income from operations	$4,478	$4,099	$3,601	$379	9%		$498	14%
Pre-tax adjusted margin	8.7%	9.1%	8.1%		(40)	bps		100	bps
Medical care ratio	81.3%	81.7%	84.0%		40	bps		230	bps
Adjusted expense ratio	21.6%	21.8%	20.9%		20	bps		(90)	bps
2023 versus 2022
Adjusted revenues increased 14%, primarily reflecting customer growth and higher premium rates due to anticipated underlying medical cost trend.
Pre-tax adjusted income from operations increased 9%, primarily due to a lower medical care ratio and a lower adjusted expense ratio. The improvement to the medical care ratio and the adjusted expense ratio for the twelve months ended December 31, 2023, as compared to the twelve months ended December 31, 2022, was driven by decreases of 160 bps and 190 bps, respectively, for the three months ended December 31, 2023.
The medical care ratio decreased 40 bps, primarily due to a lower U.S. Healthcare medical care ratio, reflecting improved stop loss results, effective pricing execution and affordability initiatives.
The adjusted expense ratio decreased 20 bps for the twelve months ended December 31, 2023, primarily due to revenue growth outpacing volume-related expenses as well as higher technology spend. The adjusted expense ratio decreased 190 bps for the three months ended December 31, 2023, primarily due to revenue growth and timing of investments outpacing volume-related expenses.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or administrative services agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In thousands)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Insured	5,464	4,756	4,757	708	15%	(1)	—%
U.S. Healthcare	4,280	3,587	3,676	693	19	(89)	(2)
International Health (1)	1,184	1,169	1,081	15	1	88	8
Administrative services only	14,316	13,248	12,324	1,068	8	924	7
U.S. Healthcare	13,890	12,619	11,688	1,271	10	931	8
International Health (1)	426	629	636	(203)	(32)	(7)	(1)
Total	19,780	18,004	17,081	1,776	10%	923	5%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries, as well as certain customers served by our third-party administrator. International Health customers as of December 31, 2023 reflect the transition of certain run-off business to Other Operations beginning January 1, 2023.
2023 versus 2022
Total medical customers increased 10%, primarily driven by growth in fee-based customers as well as in Individual and Family Plans and Medicare Advantage customers.

See Part I, Item 1 of this Form 10-K for definitions of Cigna Healthcare's market segments.

Unpaid Claims and Claim Expenses

	As of December 31,			Change Increase (Decrease)		Change Increase (Decrease)
(In millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Unpaid claims and claim expenses – Cigna Healthcare	$5,092	$4,176	$4,261	$916	22%	$(85)	(2)%
2023 versus 2022
Our unpaid claims and claim expenses liability increased 22%, driven by customer growth, primarily within our Individual and Family Plans business.

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
Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. For the Other Operations segment, prior period results of operations have been retrospectively adjusted to conform to this new basis of accounting. The impact of this amended guidance is immaterial. Prior period results related to long-duration contracts sold in the Chubb transaction and our divested interest in a joint venture in Türkiye were not adjusted (as permitted by ASU 2022-05). See Note 10 to the Consolidated Financial Statements for additional disclosure of our long-duration insurance contracts and Note 2 to the Consolidated Financial Statements for additional information regarding the adoption of this amended guidance.

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)
(Dollars in millions)	2023	2022	2021	2023 vs. 2022			2022 vs. 2021
Adjusted revenues	$596	$2,263	$3,989	$(1,667)	(74)%		$(1,726)	(43)%
Pre-tax adjusted income from operations	$96	$509	$903	$(413)	(81)%		$(394)	(44)%
Pre-tax adjusted margin	16.1%	22.5%	22.6%		(640)	bps		(10)	bps
2023 versus 2022
Adjusted revenues declined reflecting the absence of revenues from the business divested in 2022.

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

Financial Summary
	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)
(In millions)	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
Pre-tax adjusted loss from operations	$(1,698)	$(1,466)	$(1,339)	$(232)	(16)%	$(127)	(9)%

2023 versus 2022
Pre-tax adjusted loss from operations increased 16% primarily due to an increase in the weighted average interest rate on our indebtedness and increased pension costs due to lower expected asset returns and a higher discount rate. While our pension expense has increased year-over-year, we continue to expect the required contributions for 2024 to be immaterial.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 12, 13, 14 and 16 to the Consolidated Financial Statements.

(In millions)	December 31, 2023	December 31, 2022
Debt securities	$9,855	$9,872
Equity securities	3,362	622
Commercial mortgage loans	1,533	1,614
Policy loans	1,211	1,218
Other long-term investments	4,181	3,728
Short-term investments	206	139
Total	$20,348	$17,193
Investments classified as assets of businesses held for sale (1)	(1,438)	—
Investments per Consolidated Balance Sheets	$18,910	$17,193
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2023. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long term investments.

Investment Outlook
We continue to actively monitor economic conditions including the impact of inflation, higher interest rates and the potential for a recession on the investment portfolio. Although there has been very limited impact to date on our investment portfolio as a result of 2023 economic and geopolitical events, including banking system stress, we continue to monitor ongoing developments and the potential impact of 2023 events on the portfolio. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity.

Debt Securities
Investments in debt securities include publicly traded and privately placed bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. These investments are classified as available for sale and are carried at fair value in our Consolidated Balance Sheets. Additional information regarding valuation methodologies, key inputs and controls is included in Note 13 to the Consolidated Financial Statements.
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	December 31, 2023	December 31, 2022
Federal government and agency	$267	$312
State and local government	38	41
Foreign government	352	365
Corporate	8,833	8,806
Mortgage and other asset-backed	365	348
Total	$9,855	$9,872

The carrying value of our debt securities portfolio was flat during the year ended December 31, 2023 reflecting net sales activity offset by a valuation increase due to declining market interest rates. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the last several quarters. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 12 to the Consolidated Financial Statements.
As of December 31, 2023, $8.3 billion, or 84%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.6 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Debt securities include private placement assets of $4.0 billion. These investments are generally less marketable than publicly traded bonds; however, yields on these investments tend to be higher than yields on publicly traded bonds with comparable credit risk. We perform a credit analysis of each issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Elevated global inflation, higher interest rates, continuing supply chain disruptions and potential fallout from the stress in the banking system are the primary risks that many of the issuers in our portfolio are facing. To date, most issuers have been successful in managing the cost escalation and product shortages without undue margin pressure. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 12 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of December 31, 2023, our $1.5 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of December 31, 2023. See Note 13 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 12 to the Consolidated Financial Statements.

Loans are secured by high quality commercial properties, located in strong institutional markets and are generally made at approximately 65% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
We assess the credit quality of our commercial mortgage loan portfolio annually, generally in the second quarter by reviewing each holding's most recent financial statements, rent rolls, budgets and relevant market reports. The review performed in the second quarter of 2023 confirmed ongoing strong overall credit quality in line with the previous year's results. See Note 12 to the Consolidated Financial Statements for further information regarding our key credit quality indicators for commercial mortgage loans.
Office sector fundamentals have been and continue to be weak and values are experiencing stress due to multiple headwinds: expanded work from home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 30% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity.
Other Long-term Investments
Other long-term investments of $4.2 billion as of December 31, 2023 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 12 to the Consolidated Financial Statements. The increase in other long-term investments of $0.5 billion since December 31, 2022 is primarily driven by net additional funding activity. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 100 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
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

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting and report our share of the net assets of $0.2 billion in Other assets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $11.7 billion as of December 31, 2023. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of December 31, 2023.

MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Consistent with disclosure requirements, the following items have been excluded from this consideration of market risk for financial instruments:
•changes in the fair values of insurance-related assets and liabilities as disclosed in Note 10 to the Consolidated Financial Statements because their primary risks are insurance rather than market risk;
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
Excluding the items noted in the paragraph above, our primary market risk exposure from financial instruments is our interest-rate risk exposure to fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return. Following increased investments in equity securities during 2023, primarily as a result of our investment in VillageMD, our exposure to equity price risk has increased.

Our Management of Market Risks
We predominantly rely on two techniques to manage our exposure to market risk:
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
•Use of derivatives. We use derivative financial instruments to reduce our primary market risks. See Note 12 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Effect of Market Fluctuations
We determine the sensitivity of market risk for our fixed income financial instruments, including debt securities and commercial mortgage loans, by estimating the present value of future cash flows using duration modeling and applying a 100 basis point increase in interest rates. The sensitivity of market risk for equity securities is determined by applying a 10% decrease in market prices. The effect of these hypothetical changes in market rates or prices on the fair value of certain financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows:

Market scenario for certain non-insurance financial instruments
	Loss in Fair Value
(in billions)	December 31, 2023	December 31, 2022
100 basis point increase in interest rates (excluding the Company's long-term debt)	$0.7	$0.7
10% decrease in market prices for equity securities	$0.3	$0.1

In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $1.8 billion at both December 31, 2023 and December 31, 2022. Changes in the fair value of our long-term debt do not impact our financial position or operating results since long-term debt is not required to be recorded at fair value. See Note 8 to the Consolidated Financial Statements for additional information about the Company's debt.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Cigna Group

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cigna Group and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page FS-1 of this Form 10-K (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Assessment of Held for Sale and Associated Loss on Sale

As described in Notes 6 and 20 to the consolidated financial statements, the Company determined that the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses met the criteria to be classified as held for sale and aggregated and classified the assets and liabilities as held for sale in the Consolidated Balance Sheet as of December 31, 2023. The Company measured the assets and liabilities held for sale at estimated fair value less costs to sell and recognized an estimated loss of $1.5 billion pre-tax that was included within (Loss) gain on sale of businesses in the Consolidated Statement of Income for the year ended December 31, 2023. The estimated loss on sale represents primarily asset write-downs and estimated costs to sell. The fair value of a reporting unit is generally estimated based on discounted cash flow analysis and market approach models using assumptions that management believes a hypothetical market participant would use to determine a current transaction price. Following a change in reporting units or held for sale determination, goodwill is allocated using relative fair value. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. Future cash flows are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.

The principal considerations for our determination that performing procedures relating to the assessment of held for sale classification and the associated loss on sale is a critical audit matter are (i) the significant judgment by management when determining the held for sale classification and developing the fair value estimate of the reporting unit, including goodwill allocated to businesses held for sale using relative fair value; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to (a) management's determination of the held for sale classification, and (b) management’s significant assumptions used to develop the fair value estimate of the reporting unit, including goodwill allocated to businesses held for sale using relative fair value related to the discount rate, forecasted revenues, benefit expenses, operating expenses and long-term growth rates (collectively referred to as the "significant assumptions"); and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) management’s assessment of held for sale classification and (ii) management’s estimation of the loss on sale of businesses, including controls over the fair value estimation of the reporting unit, including goodwill allocated to businesses held for sale using relative fair value. These procedures also included, among others, (i) evaluating the reasonableness of management’s assessment of held for sale classification, which included reading the written agreement in place between the parties related to the sale; (ii) testing management’s process for estimating the loss on sale of businesses and developing the fair value estimate of the reporting unit, including goodwill allocated to businesses held for sale using relative fair value; (iii) evaluating the appropriateness of the discounted cash flow analysis and market approach used by management; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow analysis and market approach; and (v) evaluating the reasonableness of the significant assumptions used by management. Evaluating management’s significant assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate and long-term growth rates significant assumptions.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 29, 2024

We have served as the Company's auditor since 1983.

The Cigna Group Consolidated Statements of Income
	For the Years Ended December 31,
(In millions, except per share amounts)	2023	2022 (1)	2021 (1)
Revenues
Pharmacy revenues	$137,243	$128,566	$121,413
Premiums	44,237	39,916	41,154
Fees and other revenues	12,619	10,881	9,953
Net investment income	1,166	1,155	1,549
TOTAL REVENUES	195,265	180,518	174,069
Benefits and expenses
Pharmacy and other service costs	133,801	124,834	117,553
Medical costs and other benefit expenses	36,287	32,184	33,565
Selling, general and administrative expenses	14,822	13,174	13,012
Amortization of acquired intangible assets	1,819	1,876	1,998
TOTAL BENEFITS AND EXPENSES	186,729	172,068	166,128
Income from operations	8,536	8,450	7,941
Interest expense and other	(1,446)	(1,228)	(1,208)
Debt extinguishment costs	—	—	(141)
(Loss) gain on sale of businesses	(1,499)	1,662	—
Net realized investment (losses) gains	(78)	(487)	198
Income before income taxes	5,513	8,397	6,790
TOTAL INCOME TAXES	141	1,615	1,370
Net income	5,372	6,782	5,420
Less: Net income attributable to noncontrolling interests	208	78	50
SHAREHOLDERS' NET INCOME	$5,164	$6,704	$5,370
Shareholders' net income per share
Basic	$17.57	$21.66	$15.89
Diluted	$17.39	$21.41	$15.75
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI") in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
(In millions)	2023	2022 (1)	2021 (1)
Net income	$5,372	$6,782	$5,420
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	503	(1,598)	(302)
Net long-duration insurance and contractholder liabilities measurement adjustments	(715)	509	67
Net translation gains (losses) on foreign currencies	5	77	(232)
Postretirement benefits liability adjustment	1	420	410
Other comprehensive loss, net of tax	(206)	(592)	(57)
Total comprehensive income	5,166	6,190	5,363

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	180	11	19
Net income attributable to other noncontrolling interests	28	67	31
Other comprehensive loss attributable to redeemable noncontrolling interests	—	(2)	(14)
Total comprehensive income attributable to noncontrolling interests	208	76	36
SHAREHOLDERS' COMPREHENSIVE INCOME	$4,958	$6,114	$5,327
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	As of December 31,
(In millions)	2023	2022 (1)
Assets
Cash and cash equivalents	$7,822	$5,924
Investments	925	905
Accounts receivable, net	17,722	17,218
Inventories	5,645	4,777
Other current assets	2,169	1,298
Assets of businesses held for sale	3,068	—
Total current assets	37,351	30,122
Long-term investments	17,985	16,288
Reinsurance recoverables	4,835	5,416
Property and equipment	3,695	3,774
Goodwill	44,259	45,811
Other intangible assets	30,863	32,492
Other assets	3,421	2,704
Separate account assets	7,430	7,278
Assets of businesses held for sale, non-current	2,922	—
TOTAL ASSETS	$152,761	$143,885
Liabilities
Current insurance and contractholder liabilities	$5,514	$5,409
Pharmacy and other service costs payable	19,815	17,070
Accounts payable	8,553	7,775
Accrued expenses and other liabilities	9,955	7,978
Short-term debt	2,775	2,993
Liabilities of businesses held for sale	2,104	—
Total current liabilities	48,716	41,225
Non-current insurance and contractholder liabilities	10,904	11,976
Deferred tax liabilities, net	7,173	7,786
Other non-current liabilities	3,441	2,766
Long-term debt	28,155	28,100
Separate account liabilities	7,430	7,278
Liabilities of businesses held for sale, non-current	591	—
TOTAL LIABILITIES	106,410	99,131
Contingencies — Note 24
Redeemable noncontrolling interests	107	66
Shareholders' equity
Common stock (2)	4	4
Additional paid-in capital	30,669	30,233
Accumulated other comprehensive loss	(1,864)	(1,658)
Retained earnings	41,652	37,940
Less: Treasury stock, at cost	(24,238)	(21,844)
TOTAL SHAREHOLDERS' EQUITY	46,223	44,675
Other noncontrolling interests	21	13
Total equity	46,244	44,688
Total liabilities and equity	$152,761	$143,885
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
(2)Par value per share, $0.01; shares issued, 400 million as of December 31, 2023 and 398 million as of December 31, 2022; authorized shares, 600 million.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2020, as previously disclosed	$4	$28,975	$(861)	$28,575	$(6,372)	$50,321	$7	$50,328	$58
Cumulative effect of adopting LDTI (ASU 2018-12)			(164)	25		(139)		(139)
Balance at December 31, 2020, as retrospectively restated	4	28,975	(1,025)	28,600	(6,372)	50,182	7	50,189	58
Effect of issuing stock for employee benefit plans		604			(93)	511		511
Other comprehensive loss			(43)			(43)		(43)	(14)
Net income				5,370		5,370	31	5,401	19
Common dividends declared (per share: $4.00)				(1,347)		(1,347)		(1,347)
Repurchase of common stock					(7,710)	(7,710)		(7,710)
Other transactions impacting noncontrolling interests		(5)				(5)	(20)	(25)	(9)
Balance at December 31, 2021, as retrospectively restated	$4	$29,574	$(1,068)	$32,623	$(14,175)	$46,958	$18	$46,976	$54
Effect of issuing stock for employee benefit plans		659			(76)	583		583
Other comprehensive loss			(590)			(590)		(590)	(2)
Net income				6,704		6,704	67	6,771	11
Common dividends declared (per share: $4.48)				(1,387)		(1,387)		(1,387)
Repurchase of common stock					(7,593)	(7,593)		(7,593)
Other transactions impacting noncontrolling interests		—				—	(72)	(72)	3
Balance at December 31, 2022, as retrospectively restated	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		477			(112)	365		365
Other comprehensive loss			(206)			(206)		(206)	—
Net income				5,164		5,164	28	5,192	180
Common dividends declared (per share: $4.92)				(1,452)		(1,452)		(1,452)
Repurchase of common stock		—			(2,282)	(2,282)		(2,282)
Other transactions impacting noncontrolling interests		(41)				(41)	(20)	(61)	(139)
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2023	2022 (1)	2021(1)
Cash Flows from Operating Activities
Net income	$5,372	$6,782	$5,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,035	2,937	2,923
Realized investment losses (gains), net	78	487	(198)
Deferred income tax benefit	(1,659)	(472)	(216)
Loss (gain) on sale of businesses	1,499	(1,662)	—
Debt extinguishment costs	—	—	141
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(1,663)	(2,237)	(2,843)
Inventories	(868)	(1,055)	(557)
Reinsurance recoverable and Other assets	(539)	393	(655)
Insurance liabilities	584	(336)	805
Pharmacy and other service costs payable	2,030	1,760	1,961
Accounts payable and Accrued expenses and other liabilities	3,481	1,734	77
Other, net	463	325	333
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,813	8,656	7,191
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	1,078	1,744	2,030
Investment maturities and repayments:
Debt securities and equity securities	972	1,327	1,628
Commercial mortgage loans	186	98	180
Other sales, maturities and repayments (primarily short-term and other long-term investments)	586	1,039	1,936
Investments purchased or originated:
Debt securities and equity securities	(4,334)	(2,756)	(3,553)
Commercial mortgage loans	(118)	(161)	(327)
Other (primarily short-term and other long-term investments)	(1,205)	(1,563)	(2,554)
Property and equipment purchases, net	(1,573)	(1,295)	(1,154)
Acquisitions, net of cash acquired	(447)	—	(1,833)
Divestitures, net of cash sold	13	4,835	(61)
Other, net	(332)	(170)	97
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5,174)	3,098	(3,611)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	167	164	153
Withdrawals and benefit payments from contractholder deposit funds	(223)	(220)	(168)
Net change in short-term debt	1,198	(2,059)	975
Payments for debt extinguishment	—	—	(136)
Repayment of long-term debt	(2,967)	(500)	(4,578)
Net proceeds on issuance of long-term debt	1,491	—	4,260
Repurchase of common stock	(2,284)	(7,607)	(7,742)
Issuance of common stock	187	389	326
Common stock dividend paid	(1,450)	(1,384)	(1,341)
Other, net	(413)	(23)	39
NET CASH USED IN FINANCING ACTIVITIES	(4,294)	(11,240)	(8,212)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	16	(86)	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,361	428	(4,697)
Cash, cash equivalents and restricted cash January 1,	5,976	5,548	10,245
Cash, cash equivalents and restricted cash, December 31, (2)	8,337	5,976	5,548
Cash and cash equivalents reclassified to assets of businesses held for sale	(467)	—	(425)
Cash, cash equivalents and restricted cash December 31, per Consolidated Balance Sheets (2)	$7,870	$5,976	$5,123
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,471	$1,850	$2,240
Interest paid	$1,330	$1,229	$1,253
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.
(2)Restricted cash and cash equivalents were reported in other long-term investments.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future built on the vitality of every individual and every community. We relentlessly challenge ourselves to partner and innovate solutions for better health. Powered by our people and our brands, we advance our mission to improve the health and vitality of those we serve.

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. The majority of these products and services are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna Healthcare also offers commercial health and dental insurance and Medicare products to individuals in the United States and selected international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

A full description of our segments follows:
Evernorth Health Services partners with health plans, employers, governmental organizations and health care providers to solve challenges in the areas of pharmacy benefits, home delivery pharmacy, specialty pharmacy, specialty distribution, and care delivery and management solutions.
Cigna Healthcare includes the U.S. Healthcare and International Health operating segments which provide comprehensive medical and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. U.S. Healthcare provides commercial medical plans and specialty benefits and solutions for insured and self-insured clients, Medicare Advantage, Medicare Supplement and Medicare Part D plans for seniors and individual health insurance plans. International Health provides health care solutions in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations.
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC") for $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions (the "HCSC transaction").
Other Operations comprises the remainder of our business operations, which includes ongoing businesses and exited businesses. Our ongoing businesses include continuing business (corporate-owned life insurance ("COLI")), and our run-off businesses. Our run-off businesses include (i) variable annuity reinsurance business (formerly referred to as guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business) that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses which were sold through reinsurance agreements. Our exited businesses include the international life, accident and supplemental benefits businesses sold in July 2022 (the "Chubb transaction") and our interest in a joint venture in Türkiye sold in December 2022.
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

Recent Accounting Pronouncements
Targeted Improvements to the Accounting for Long-Duration Contracts, Accounting Standards Update ("ASU") 2018-12 and related amendments

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
•Additional disclosures, including disaggregated roll forwards for the liability for future policy benefits, market risk benefits, contractholder deposit funds and DAC, as well as information about significant inputs, judgments, assumptions and methods used in measurement.
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
•Market risk benefits were remeasured at fair value at the beginning of the earliest period presented. The difference between this fair value and carrying value was recognized in the opening balance of retained earnings, excluding the effect of the Company's change in nonperformance risk (own credit risk), which was recognized in accumulated other comprehensive income.
Effects of adoption:

•The new guidance applies to our long-duration insurance products predominantly within the Cigna Healthcare segment and Other Operations.
•The cumulative effects of adopting the new standard were immaterial. The impacts were a decrease to January 1, 2021 Shareholders' equity of $139 million and an increase to Shareholders' net income for the years ended December 31, 2022 and December 31, 2021 of $36 million and $5 million, respectively. The corresponding impact to diluted earnings per share was an increase of $0.11 and $0.02 for the years ended December 31, 2022 and December 31, 2021, respectively.
•The prior periods within our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Changes in Total Equity and Consolidated Statements of Cash Flows were restated to conform to the current presentation.
•Prior period balances in the Company's footnote disclosures have been updated to reflect adjustments resulting from the adoption of this standard. Refer to Note 10 to the Consolidated Financial Statements for the Company's updated accounting policies.
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

Accounting Guidance Not Yet Adopted
There are no significant accounting pronouncements not yet adopted as of December 31, 2023.

Significant Accounting Policies
The Company's accounting policies are described either in this Note or in the applicable Notes to the Consolidated Financial Statements as listed in the table of contents on page 80.
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

C.Other Assets (Current and Non-Current)
Other current assets consist primarily of prepaid expenses, income tax receivables, accrued investment income and the current portion of reinsurance recoverables. Other assets (non-current) consist primarily of the Company's net deferred tax asset associated with foreign tax attributes (see Note 23) and the carrying value of our equity-method investments in business-related joint ventures in China, the U.S. and other foreign jurisdictions. Earnings or losses from these equity-method investments in joint ventures are recorded in Fees and other revenues. See Note 15 for additional information on unconsolidated subsidiaries. Additionally, Other assets (non-current) includes operating lease right-of-use assets, various insurance-related assets and overfunded pension obligations (see Note 18). See Note 21 for the Company's accounting policy related to leases.
D.Redeemable Noncontrolling Interests
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
E.Accrued Expenses and Other Current and Non-Current Liabilities
Accrued expenses and other liabilities (current) primarily includes financial and performance guarantee liabilities (see section G) and other liabilities arising from pharmacy contracts, management compensation, various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the risk adjustment and minimum medical loss ratio rebate accruals under The Patient Protection and Affordable Care Act (the "ACA"), and amounts due to financial institutions under the accounts receivable factoring facility (see Note 3). Other non-current liabilities primarily include uncertain tax positions (see Note 23), amounts held for self-funded clients to cover the administration and payment of claims that may emerge post contract termination, lease liabilities (see Note 21) and underfunded pension obligations (see Note 18).
The Company accrues for legal and regulatory matters when a loss contingency is both probable and estimable. The estimated loss is generally recorded in Selling, general and administrative expenses and represents the Company's best estimate of the loss contingency. If the loss estimate is a range, the Company accrues the minimum amount in the range if no amount is better than any other estimated amount in the range. Legal costs to defend the Company's litigation and arbitration matters are expensed as incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. If the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported. Litigation and legal or regulatory matters that the Company has identified with a reasonable possibility of material loss are described in Note 24.
F.Translation of Foreign Currencies
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
G.Pharmacy Revenues and Costs
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
We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid at the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. The liability for these financial and performance guarantees was $1.6 billion as of December 31, 2023 and $1.3 billion as of December 31, 2022.
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
H.Premiums and Related Expenses
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
Premiums received for the Company's Medicare Advantage plans, Medicare Part D plans and Individual and Family Plans from the Centers for Medicare and Medicaid Services ("CMS") and customers are recognized as revenue ratably over the contract period.
CMS provides risk-adjusted premium payments for Medicare Advantage plans and Medicare Part D plans based on our customer demographics and medical diagnoses, which may change from period to period based on the underlying health of our customers. The Company recognizes changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Revenue adjustments are generally settled semi-annually with CMS. The final revenue adjustment is generally settled with CMS in the year following the contract year.
Medicare Part D premiums include payments from CMS for risk-sharing adjustments that are estimated quarterly based on claim experience by comparing actual incurred prescription drug costs to the estimated costs submitted in the original contracts. These adjustments may result in more or less revenue from CMS. Final revenue adjustments generally occur in the year following the contract year.
The ACA prescribed a risk-adjustment program to mitigate the risk for participating health insurance companies selling individual coverage on the public exchanges. The risk-adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants. We estimate our receivable or payable based on the risk of our customers compared to the risk of other customers in the same state and market, considering data obtained from industry studies and the United States Department of Health and Human Services ("HHS"). Receivables or payables are recorded as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.
Premium revenue may also include an adjustment to reflect the estimated effect of rebates due to customers under medical loss ratio provisions of the ACA. These rebate liabilities are settled in the subsequent year.
Premiums for long-duration insurance contracts, including individual life, accident and supplemental health insurance and annuity products, and excluding universal life and investment-related products, are recognized as revenue when due. Cigna Healthcare's long-duration premium revenues are associated with contracts that provide coverage greater than one year or are guaranteed to be renewed at the option of the policyholder beyond one year. Benefits and expenses are matched with premiums.
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

The unrecognized portion of premiums received is recorded as unearned premiums included in Insurance and contractholder liabilities (current and non-current) (see Note 10 to the Consolidated Financial Statements for further information).
I.Fees and Related Expenses
The majority of the Company's service fees are derived from administrative services only ("ASO") arrangements, fee-for-service clinical solutions, Wholesale Marketplace Drug Formulary Management services, health benefit management services and administration of services to specialty pharmacy manufacturers.
ASO arrangements allow plan sponsors to self-fund claims and assume the risk of medical or other benefit costs. Most of the Company's ASO arrangements are for medical and specialty solutions, including pharmacy benefits. Generally, the Company's ASO arrangements are short-term. Contract modifications typically occur on renewal and are prospective in nature.
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
Contractual allowances for certain receivables from third-party payors are based on their contractual terms and are estimated based on the Company's best information available at the time revenue is recognized.
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
•Other receivables - all other accounts receivable not included in the categories above.

The following amounts were included within Accounts receivable, net:

(In millions)	December 31, 2023	December 31, 2022
Pharmaceutical manufacturers receivables	$8,169	$7,108
Noninsurance customer receivables	8,044	6,899
Insurance customer receivables	2,359	2,963
Other receivables	272	248
Total	$18,844
Accounts receivable, net classified as assets of businesses held for sale	(1,122)
Total	$17,722	$17,218

These receivables are reported net of our allowances of $3.7 billion as of December 31, 2023 and $1.9 billion as of December 31, 2022 as follows:

•Included in our Pharmaceutical manufacturers receivables are contractual allowances for certain rebates receivable with pharmaceutical manufacturers of $3.1 billion as of December 31, 2023 and $1.3 billion as of December 31, 2022.
•Included in our Noninsurance customer receivables are contractual allowances from third-party payors of $386 million as of December 31, 2023 and $336 million as of December 31, 2022 based upon the contractual payment terms.
•The remaining allowances of $219 million as of December 31, 2023 and $226 million as of December 31, 2022 include discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $90 million as of December 31, 2023 and $86 million as of December 31, 2022.

Accounts Receivable Factoring Facility
In July 2023, the Company entered into an uncommitted factoring facility (the "Facility") under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility's total capacity is $1.0 billion with an initial term of two years, followed by automatic one year renewal terms unless terminated by either party. The transactions under the Facility are accounted for as a sale and recorded as a reduction to accounts receivable in the Consolidated Balance Sheets because control of, and risk related to, the accounts receivable are transferred to the financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets. Amounts associated with this Facility are reflected within Net cash provided by operating activities in the Consolidated Statements of Cash Flows. Factoring fees paid under this Facility are reflected in Interest expense and other in the Consolidated Statements of Income.
For the year ended December 31, 2023, we sold $2.1 billion of accounts receivable under the Facility and factoring fees paid were not material. As of December 31, 2023, all sold accounts receivable have been collected from manufacturers, $515 million of which have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
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
As of December 31, 2023 and December 31, 2022, $1.5 billion and $1.3 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. As of December 31, 2023, we have been informed by the financial institution that $298 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.

Note 5 – Mergers, Acquisitions and Divestitures

A.Investment in CarepathRx Health Systems Solutions
In July 2023, Evernorth Health, Inc. acquired a minority interest in CarepathRx Health Systems Solutions ("CHSS"), a provider of integrated hospital pharmacy solutions to support patients across their complete health care journey. This equity method investment is reported in Other assets and the Company's share of CHSS' net income or loss is reported in Fees and other revenues. The purchase price has been allocated to the acquired tangible and intangible assets, including customer relationships, trade names, internal-use software and goodwill. Amortization of the acquired intangibles is included in Fees and other revenues. The Company's share of CHSS' net loss and amortization of acquired intangibles were immaterial for the year ended December 31, 2023.

The Company guaranteed $125 million of CHSS' credit facilities through July 2026. The fair value of the guarantee is reflected in other liabilities and is not material. The acquisition also includes separate put and call options to increase our ownership, which become exercisable annually beginning as early as April 2025. The net fair value of the options, determined using a Monte Carlo simulation, are not material and are included in Other non-current liabilities and Other assets, respectively.

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

C.Integration and Transaction-related Costs

As part of our strategic plan, we incurred non-routine costs associated with the disposition and acquisition of certain businesses. In 2023, the Company incurred net costs related to the HCSC and Chubb transactions. In 2022 and 2021, the Company incurred costs related to the Chubb transaction, the sale of the Group Disability and Life business, the acquisition of MDLIVE and the terminated merger with Elevance Health, Inc. ("Elevance"), formerly known as Anthem, Inc. These costs were $45 million pre-tax ($35 million after-tax) for the year ended December 31, 2023, compared with $135 million pre-tax ($103 million after-tax) for the year ended December 31, 2022 and $169 million pre-tax ($71 million after-tax) for the year ended December 31, 2021. These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. After-tax costs for the year ended December 31, 2021 included a tax benefit from the resolution of a tax matter related to the sold Group Disability and Life business.
Note 6 – Assets and Liabilities of Businesses Held for Sale

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

In January 2024, the Company entered into the HCSC transaction for a total purchase price of approximately $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025.
During the fourth quarter of 2023, the Company determined that the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare Supplement and CareAllies businesses met the criteria to be classified as held for sale and aggregated and classified the assets and liabilities as held for sale in our Consolidated Balance Sheet as of December 31, 2023. The Company measured the assets and liabilities held for sale at estimated fair value less costs to sell and recognized an estimated loss of $1.5 billion pre-tax ($1.4 billion after-tax) that was included within (Loss) gain on sale of businesses in the Consolidated Statements of Income for the year ended December 31, 2023. The estimated loss on sale represents primarily asset write-downs and estimated costs to sell.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	December 31, 2023
Cash and cash equivalents	$467
Investments	1,438
Accounts receivable, net	1,122
Other assets, including Goodwill (1)	2,963
Total assets of businesses held for sale	5,990
Insurance and contractholder liabilities	1,636
All other liabilities	1,059
Total liabilities of businesses held for sale	$2,695
(1) Includes Goodwill of $396 million.

Note 7 – Earnings Per Share

Accounting policy. The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	For the Years Ended December 31,
	2023			2022			2021
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$5,164		$5,164	$6,704		$6,704	$5,370		$5,370
Shares:
Weighted average	293,892		293,892	309,546		309,546	337,962		337,962
Common stock equivalents		2,990	2,990		3,519	3,519		3,004	3,004
Total shares	293,892	2,990	296,882	309,546	3,519	313,065	337,962	3,004	340,966
Earnings per share	$17.57	$(0.18)	$17.39	$21.66	$(0.25)	$21.41	$15.89	$(0.14)	$15.75

Amounts reflected above for the years ended December 31, 2022 and 2021 have been restated to reflect the impact of adopting amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements).

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Anti-dilutive options	0.9	1.0	1.5

Note 8 – Debt
The outstanding amounts of debt (net of issuance costs, discounts or premiums) and finance leases were as follows:

(In millions)	December 31, 2023	December 31, 2022
Short-term debt
Commercial paper	$1,237	$—
$17 million, 8.300% Notes due January 2023	—	17
$63 million, 7.650% Notes due March 2023	—	63
$700 million, Floating Rate Notes due July 2023	—	700
$1,000 million, 3.000% Notes due July 2023	—	994
$1,187 million, 3.750% Notes due July 2023	—	1,186
$500 million, 0.613% Notes due March 2024	500	—
$1,000 million, 3.500% Notes due June 2024 (1)	996	—
Other, including finance leases	42	33
Total short-term debt	$2,775	$2,993
Long-term debt
$500 million, 0.613% Notes due March 2024	$—	$499
$1,000 million, 3.500% Notes due June 2024	—	990
$900 million, 3.250% Notes due April 2025 (2)	882	872
$2,200 million, 4.125% Notes due November 2025 (1)	2,197	2,195
$1,500 million, 4.500% Notes due February 2026 (1)	1,502	1,503
$800 million, 1.250% Notes due March 2026 (1)	798	797
$700 million, 5.685% Notes due March 2026	698	—
$1,500 million, 3.400% Notes due March 2027	1,450	1,436
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027 (1)	597	597
$3,800 million, 4.375% Notes due October 2028	3,787	3,785
$1,500 million, 2.400% Notes due March 2030 (1)	1,493	1,492
$1,500 million, 2.375% Notes due March 2031 (2)	1,397	1,380
$45 million, 8.080% Step Down Notes due January 2033 (3)	45	45
$800 million, 5.400% Notes due March 2033	794	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,193	2,192
$750 million, 3.200% Notes due March 2040	744	743
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	487	488
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,467	1,466
$1,000 million, 3.875% Notes due October 2047	989	989
$3,000 million, 4.900% Notes due December 2048	2,970	2,968
$1,250 million, 3.400% Notes due March 2050	1,237	1,236
$1,500 million, 3.400% Notes due March 2051	1,479	1,478
Other, including finance leases	66	66
Total long-term debt	$28,155	$28,100
(1)Included in the February 2024 debt tender offers discussed below.
(2)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 12 to the Consolidated Financial Statements for further information about the Company's interest rate risk management and these derivative instruments.
(3)Interest rate step down to 8.080% effective January 15, 2023.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2023, there were no outstanding balances under these revolving credit agreements.

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

Each of the two facilities is diversified among 21 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization ("NRSRO") as of December 31, 2023. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing in April 2027; a $1.0 billion three-year revolving credit agreement maturing in April 2025; and a $1.0 billion 364-day revolving credit agreement maturing in April 2023.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The weighted average interest rate of our commercial paper was 5.63% at December 31, 2023.

Long-term debt
Debt Issuance and Debt Tender Offers. On February 5, 2024, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We intend to use the remaining net proceeds to fund the repayment of our senior notes maturing in March 2024 and for general corporate purposes, which may include repayment of indebtedness and repurchases of shares of our common stock.

Concurrent with the debt issuance, we commenced tender offers to purchase for cash up to $2.25 billion in aggregate principal amount of outstanding notes, which included any and all of the $1.0 billion senior notes due June 2024. Following the early tender results, we increased the tender offers to up to $2.55 billion aggregate principal amount. On February 22, 2024, we purchased $1.8 billion principal amount of notes at early settlement of the tender offers. The tender offers will expire on March 5, 2024.

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

Debt Maturities. Maturities of outstanding long-term debt as of December 31, 2023 are as follows and exclude the impact of the 2024 debt issuance and debt tender offers described above:

(In millions)	Scheduled Maturities (1)
2024	$1,500
2025	$3,100
2026	$3,000
2027	$2,359
2028	$3,800
Maturities after 2028	$16,122
(1) Long-term debt maturity amounts include current maturities of long-term debt. Finance leases are excluded from this table. See Note 21 - Leases for finance lease maturity amounts.
Interest Expense
Interest expense on long-term and short-term debt was $1.4 billion in 2023 and $1.3 billion in both 2022 and 2021.
Debt Covenants

The Company was in compliance with its debt covenants as of December 31, 2023.

Note 9 – Common and Preferred Stock

The Cigna Group has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2023, 2022 or 2021.
The following table presents the share activity of The Cigna Group:

	For the Years Ended December 31,
(Shares in thousands)	2023	2022	2021
Common: Par value $0.01; 600,000 shares authorized
Outstanding- January 1,	298,676	322,948	354,771
Net issued for stock option exercises and other benefit plans	1,619	3,173	3,375
Repurchased common stock	(7,791)	(27,445)	(35,198)
Outstanding- December 31,	292,504	298,676	322,948
Treasury stock	107,390	99,143	71,246
Issued- December 31,	399,894	397,819	394,194

Dividends
During 2023, 2022 and 2021, The Cigna Group declared quarterly cash dividends of $1.23, $1.12 and $1.00 per share of the Company's common stock, respectively.

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
September 6, 2023	September 21, 2023	$1.23	$362
December 6, 2023	December 21, 2023	$1.23	$358
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
September 7, 2022	September 22, 2022	$1.12	$341
December 6, 2022	December 21, 2022	$1.12	$334
2021
March 10, 2021	March 25, 2021	$1.00	$345
June 8, 2021	June 23, 2021	$1.00	$342
September 8, 2021	September 23, 2021	$1.00	$330
December 7, 2021	December 22, 2021	$1.00	$324
On February 2, 2024, the Board of Directors declared the first quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on March 21, 2024 to shareholders of record on March 6, 2024. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
Accelerated Share Repurchase Agreements
In February 2024, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("2024 ASR agreements") with Deutsche Bank AG and Bank of America, N.A. (collectively, the "2024 Counterparties") to repurchase $3.2 billion of common stock in aggregate. We remitted $3.2 billion to the 2024 Counterparties and received an initial delivery of approximately 7.6 million shares of our common stock on February 15, 2024 representing $2.6 billion of the total remitted. The final number of shares to be received under the ASR agreements will be determined based on the daily volume-weighted average share price of our common stock over the term of the agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements. We expect final settlement under the ASR agreements to occur in the second quarter of 2024. At final settlement, we may be entitled to receive additional shares of our common stock from the Counterparties or we may be required to make a payment. If we are obligated to make a payment, we may elect to satisfy such obligation in cash or shares of our common stock.

In June 2022, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements ("2022 ASR agreements") with Mizuho Markets Americas LLC and Morgan Stanley & Co. LLC (collectively, the "2022 Counterparties") to repurchase $3.5 billion of common stock in aggregate. In July 2022, we remitted $3.5 billion to the 2022 Counterparties and received an initial delivery of 10.4 million shares of our common stock representing $2.8 billion of the total remitted. Upon final settlement of the 2022 ASR agreements in November 2022, we received an additional 1.9 million shares of our common stock for no additional consideration as the value of this stock was held back by the 2022 Counterparties pending final settlement of the agreements. The total number of shares of our common stock repurchased under the 2022 ASR agreements was 12.3 million based on an average daily volume-weighted average share price of our common stock over the term of the agreements, less a discount, of $285.10 per share.

Note 10 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	December 31, 2023			December 31, 2022
(In millions)	Current	Non-current	Total	Current	Non-current	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,017	$75	$5,092	$4,117	$59	$4,176
Other Operations	99	154	253	107	177	284
Future policy benefits
Cigna Healthcare	97	518	615	43	544	587
Other Operations	163	3,375	3,538	150	3,442	3,592
Contractholder deposit funds
Cigna Healthcare	12	133	145	14	157	171
Other Operations	362	6,178	6,540	351	6,358	6,709
Market risk benefits	37	966	1,003	51	1,217	1,268
Unearned premiums	846	22	868	576	22	598
Total	6,633	11,421	18,054
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)	(1,119)	(517)	(1,636)
Total insurance and contractholder liabilities	$5,514	$10,904	$16,418	$5,409	$11,976	$17,385
(1) Amounts classified as liabilities of businesses held for sale include $823 million of Unpaid claims, $429 million of Future policy benefits, $261 million of Unearned premiums and $123 million of Contractholder deposit funds as of December 31, 2023.

Insurance and contractholder liabilities expected to be paid within one year are classified as current. The Company adopted amended accounting guidance for long-duration insurance contracts on January 1, 2023, discussed further in Note 2 to the Consolidated Financial Statements, which resulted in restatement of prior period amounts. Additionally, see below updated accounting policies and incremental disclosures associated with future policy benefits (Note 10C), contractholder deposit funds (Note 10D), and market risk benefits (Note 10E).

Accounting policy - Unearned Premium. The unrecognized portion of premiums received is recorded as unearned premiums included in Insurance and contractholder liabilities (current and non-current).

The Company evaluates certain insurance contracts subject to premium deficiency testing and recognizes a premium deficiency loss and corresponding reserve when expected claims costs, claims adjustment expenses, maintenance costs, and unamortized acquisition costs exceed unearned premium. Anticipated investment income is considered in the calculation of premium deficiency.

B.Unpaid Claims and Claim Expenses – Cigna Healthcare
This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, expected development on reported claims, claims that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.
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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.8 billion at December 31, 2023 and $3.9 billion at December 31, 2022.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Beginning balance	$4,176	$4,261	$3,695
Less: Reinsurance and other amounts recoverable	221	261	237
Beginning balance, net	3,955	4,000	3,458
Incurred costs related to:
Current year	35,953	31,342	31,755
Prior years	(279)	(259)	(219)
Total incurred	35,674	31,083	31,536
Paid costs related to:
Current year	31,322	27,583	27,929
Prior years	3,451	3,545	3,065
Total paid	34,773	31,128	30,994
Ending balance, net	4,856	3,955	4,000
Add: Reinsurance and other amounts recoverable	236	221	261
Ending balance (1)	$5,092	$4,176	$4,261
(1) Includes $823 million classified as liabilities of businesses held for sale as of December 31, 2023.
Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 11 to the Consolidated Financial Statements for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	For the Years Ended December 31,
	2023		2022
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$70	0.2%	$62	0.2%
Medical cost trend	209	0.7	197	0.6
Total favorable variance	$279	0.9%	$259	0.8%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2022.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2021.

Favorable prior year development in both years reflects lower than expected utilization of medical services as compared to our assumptions.

The following table depicts the incurred and paid claims development and unpaid claims liability as of December 31, 2023 (net of reinsurance) reported in the Cigna Healthcare segment. The information about incurred and paid claims development for the year ended December 31, 2022 is presented as supplementary information and is unaudited.

	Incurred Costs
Incurral Year	2022 (Unaudited)	2023	Unpaid Claims & Claim Expenses
(In millions)
2022	$30,309	$30,050	209
2023		34,878	4,498
Cumulative incurred costs for the periods presented		$64,928

	Cumulative Costs Paid
Incurral Year	2022 (Unaudited)	2023
(In millions)
2022	$26,687	$29,841
2023		30,380
Cumulative paid costs for the periods presented		$60,221

Outstanding liabilities for the periods presented, net of reinsurance		$4,707
Other long-duration liabilities not included in development table above		149
Net unpaid claims and claims expenses - Cigna Healthcare		4,856
Reinsurance and other amounts recoverable		236
Unpaid claims and claim expenses - Cigna Healthcare		$5,092
Incurred claims do not typically remain outstanding for multiple years; more than 95% of health claims incurred in a year are paid by the end of the following year.
There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Customers for whom no insured medical claim was paid are excluded from the calculation. Claims that did not result in a liability are not included in the frequency metric. The claim frequency for 2023 and 2022 was approximately 5.5 million and 5.0 million, respectively.

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
Contracts are grouped at a level no higher than issue year, based on the original contract issue date, and at lower levels of disaggregation within each issue year for certain businesses to reflect factors including product type, plan type and currency. Management estimates these obligations based on assumptions for premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables, and are updated at least annually, to the extent changes in circumstances require. Interest rate assumptions are based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed income instrument"). For interest accretion purposes, interest rates are fixed at the year of the cohort's inception, however for purposes of liability measurement, are updated to the current rate quarterly, with all changes in the interest rate from inception to current period reported through Accumulated other comprehensive loss. For contracts issued domestically, we use observable inputs from a published spot rate curve for terms up to 30 years and extrapolate for longer terms using a constant forward rate approach. For contracts issued by foreign operating entities with functional currencies other than the U.S. dollar, we use observable inputs to approximate a risk free rate and add a credit spread adjustment to align with a low-credit risk fixed income instrument. For terms beyond the last observable risk free rates, which vary by international market, we extrapolate to the ultimate forward rate assuming a constant credit spread.
For the annuity business, the premium paying period is shorter than the benefit coverage period, and a deferred profit liability is reported in future policy benefits representing gross premium received in excess of net premiums. Deferred profit liability is amortized based on expected future benefit payments.

As of December 31, 2023, approximately 34% of the liability for future policy benefits, excluding amounts held for sale, was supported by assets in trust for the benefit of the ceding company under reinsurance agreements.

Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	December 31, 2023	December 31, 2022
Interest accretion rate	2.54%	2.58%
Current discount rate	4.92%	5.57%
Weighted average duration	7.9 years	7.7 years

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

	For the Years Ended December 31,
(In millions)	2023	2022
Present value of expected net premiums
Beginning balance	$8,557	$9,314
Reversal of effect of beginning of period discount rate assumptions	1,537	(367)
Effect of assumption changes and actual variances from expected experience (1)	314	1,286
Issuances and lapses	1,255	1,067
Net premiums collected	(1,370)	(1,280)
Interest and other (2)	94	74
Ending balance at original discount rate	10,387	10,094
Effect of end of period discount rate assumptions	(1,154)	(1,537)
Ending balance (3)	$9,233	$8,557

Present value of expected policy benefits
Beginning balance	$8,945	$9,794
Reversal of effect of discount rate assumptions	1,611	(379)
Effect of assumption changes and actual variances from expected experience (1)	112	1,148
Issuances and lapses	1,309	1,176
Benefit payments	(1,374)	(1,401)
Interest and other (2)	250	218
Ending balance at original discount rate	10,853	10,556
Effect of discount rate assumptions	(1,220)	(1,611)
Ending balance (4)	$9,633	$8,945

Liability for future policy benefits	$400	$388
Other (5)	215	199
Total liability for future policy benefits (6)(7)	$615	$587
(1)Includes the effect of actual variances from expectations, which (decreased)/increased the total liability for future policy benefits by $(12) million and $46 million, respectively, for the years ended December 31, 2023 and December 31, 2022.
(2)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(3)As of December 31, 2023 and December 31, 2022 undiscounted expected future gross premiums were $18.7 billion and $17.5 billion, respectively. As of December 31, 2023 and December 31, 2022 discounted expected future gross premiums were $13.5 billion and $12.2 billion, respectively.
(4)As of December 31, 2023 and December 31, 2022, undiscounted expected future policy benefits were $13.3 billion and $12.7 billion, respectively.
(5)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(6)$72 million and $155 million reported in Reinsurance recoverables in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively, relate to the liability for future policy benefits. Additionally, $79 million of reinsurance recoverables are reported in assets of businesses held for sale in the Consolidated Balance Sheets as of December 31, 2023.
(7)Includes $429 million of future policy benefits classified as liabilities of businesses held for sale in the Consolidated Balance Sheets as of December 31, 2023.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	December 31, 2023	December 31, 2022
Interest accretion rate	5.64%	5.64%
Current discount rate	4.87%	5.19%
Weighted average duration	11.4 years	11.5 years

Obligations for annuities represent discounted periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Other Operations' traditional insurance contracts, which are in run-off, have no premium remaining to be collected;

therefore, future policy benefit reserves represent the present value of expected future policy benefits, discounted using the current discount rate, and the remaining amortizable deferred profit liability.

Future policy benefits for Other Operations includes deferred profit liability of $384 million and $390 million as of December 31, 2023 and December 31, 2022, respectively. Future policy benefits excluding deferred profit liability were $3.2 billion as of both December 31, 2023 and December 31, 2022, and $4.3 billion as of December 31, 2021. These balances exclude amounts classified as liabilities of businesses held for sale of $3.8 billion as of December 31, 2021. The change in future policy benefits reserves year-to-date was primarily driven by changes in the current discount rate.

Undiscounted expected future policy benefits were $4.5 billion as of December 31, 2023 and $4.6 billion as of December 31, 2022. As of December 31, 2023 and December 31, 2022, $1.0 billion and $1.1 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.

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

Contractholder deposit fund liabilities within Other Operations were $6.5 billion, $6.7 billion and $6.9 billion as of December 31, 2023, December 31, 2022 and December 31, 2021, respectively. Approximately 39% of the balance is reinsured externally as of both December 31, 2023 and December 31, 2022. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of December 31, 2023, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.31%, $3.0 billion and $2.8 billion, respectively. The comparative amounts as of December 31, 2022 were 3.08%, $3.0 billion and $2.4 billion, respectively. More than 99% of the $4.0 billion liability as of December 31, 2023 and the $4.1 billion liability as of December 31, 2022 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion represented contracts with policies at the guarantee. At both of these same period ends, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.6 billion as of December 31, 2023 and $1.7 billion as of December 31, 2022 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. More than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
E.Market Risk Benefits
Liabilities for market risk benefits consist of variable annuity reinsurance contracts (formerly referred to as GMDB and GMIB contracts) in Other Operations. These liabilities arise under annuities and riders to annuities written by ceding companies that guarantee the benefit received at death and, for a subset of policies, also provide contractholders the option, within 30 days of a policy anniversary after the appropriate waiting period, to elect minimum income payments. The Company's capital market risk exposure on variable annuity reinsurance contracts arises when the reinsured guaranteed minimum benefit exceeds the contractholder's account value in the related underlying mutual funds at the time the insurance benefit is payable under the respective contract. The Company receives and pays premium periodically based on the terms of the reinsurance agreements.

Accounting Policy. Variable annuity reinsurance liabilities are measured as MRBs at fair value, net of nonperformance risk, with fluctuations in value gross of reinsurer nonperformance risk reported in benefit expenses, while fluctuations in the Company's own nonperformance risk (own credit risk) are reported in Accumulated other comprehensive loss. Nonperformance risk reflects risk that a party might default and therefore not fulfill its obligations (i.e. nonpayment risk). The nonperformance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the variable annuity reinsurance liabilities to be paid by the Company and (b) the variable annuity reinsurance assets to be paid by the reinsurers, after considering collateral. The Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy described in Note 13 to the Consolidated Financial Statements because assumptions related to future annuitant behavior are largely unobservable. As discussed further in Note 11 to the Consolidated Financial Statements, due to the reinsurance agreements covering these liabilities, the liabilities do not generally impact net income except for the change in nonperformance risk on the reinsurance recoverable, which is reported in benefit expenses and does not offset the nonperformance risk valuation on the liability. Variable annuity liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse and annuity election rates).

Market risk benefits activity was as follows:

	For the Years Ended December 31,
(Dollars in millions)	2023	2022
Balance, beginning of year	$1,268	$1,824
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,379	1,949
Changes due to expected run-off	(19)	(54)
Changes due to capital markets versus expected	(254)	(567)
Changes due to policyholder behavior versus expected	(5)	(14)
Assumption changes	(16)	65
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	1,085	1,379
Nonperformance risk (own credit risk), end of period	(82)	(111)
Balance, end of period	$1,003	$1,268
Reinsured market risk benefit, end of period	$1,081	$1,374

The following table presents the account value, net amount at risk, average attained age of contractholders (weighted by exposure) and the number of contractholders for guarantees assumed by the Company. The net amount at risk is the amount that the Company would have to pay to contractholders if all deaths or annuitizations occurred as of the earliest possible date in accordance with the insurance contract. As of December 31, 2023, the account value increased primarily due to favorable equity market performance, which resulted in an decrease to the net amount at risk. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

(Dollars in millions, excludes impact of reinsurance ceded)	December 31, 2023	December 31, 2022
Account value	$7,736	$7,436
Net amount at risk	$1,609	$2,494
Average attained age of contractholders (weighted by exposure)	77.3 years	74.7 years
Number of contractholders (estimated)	140,000	150,000

Note 11 – Reinsurance
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

The Company's reinsurance recoverables as of December 31, 2023 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (2)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (1)	$—	$—	$90	$90
BBB- to BBB+ equivalent current credit ratings (1)	—	—	59	59
Not rated	151	5	182	338
Total recoverables related to ongoing operations	151	5	331	487
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (1)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,656	—	2,656
Empower Annuity Insurance Company	—	—	130	130
Prudential Insurance Company of America	341	—	—	341
Life Insurance Company of North America	—	356	—	356
Other	166	19	14	199
Not rated	—	7	4	11
Total recoverables related to acquisition, disposition or run-off activities	507	3,038	148	3,693
Total reinsurance recoverables before market risk benefits	$658	$3,043	$479	$4,180
Allowance for uncollectible reinsurance				(35)
Market risk benefits (3)				1,081
Total reinsurance recoverables (4)				$5,226
(1)Certified by a NRSRO.
(2)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(3)Prior to the adoption of LDTI, "acquisition, disposition or run-off activities" in the table above included Berkshire and certain Other recoverables that are related to the Company's variable annuity reinsurance products discussed in section B below. These amounts are now reported at fair market value as MRBs, as further discussed in Note 10 to the Consolidated Financial Statements. At December 31, 2022, we reported $711 million of recoverables related to the GMDB variable annuity reinsurance product. The restated December 31, 2022 variable annuity reinsurance recoverable balance is $1.4 billion, which also includes the GMIB variable annuity reinsurance product that was classified in Other assets prior to the adoption of LDTI.
(4)Includes $183 million of current reinsurance recoverables that are reported in Other current assets and $208 million of reinsurance recoverables classified as assets of businesses held for sale.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 10 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at December 31, 2023. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	December 31, 2023	December 31, 2022	Collateral and Other Terms at December 31, 2023
Berkshire	$873	$1,116	95% were secured by assets in a trust.
Sun Life Assurance Company of Canada	92	115
Liberty Re (Bermuda) Ltd.	104	128	100% were secured by assets in a trust.
SCOR SE	31	39	80% were secured by a letter of credit.
Market risk benefits (2)	$1,100	$1,398
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes IBNR and outstanding claims of $19 million. These amounts are excluded from market risk benefits at December 31, 2023 in Note 10 and Note 11A to the Consolidated Financial Statements. At December 31, 2022, IBNR and outstanding claims of $27 million offset by premium due of $3 million were excluded from the market risk benefits as restated due to the adoption of LDTI.

The impact of nonperformance risk (i.e., the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the years ended 2023, 2022 and 2021.

C.Effects of Reinsurance
The following table presents direct, assumed and ceded earned premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against Medical costs and other benefit expenses in the Company's Consolidated Statements of Income.

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Premiums
Short-duration contracts
Direct	$42,266	$36,747	$36,513
Assumed	303	416	335
Ceded	(277)	(265)	(148)
Total short-duration contract premiums(1)	42,292	36,898	36,700
Long-duration contracts
Direct	2,084	3,219	4,753
Assumed	72	85	99
Ceded	(211)	(286)	(398)
Total long-duration contract premiums	1,945	3,018	4,454
Total premiums	$44,237	$39,916	$41,154
Total reinsurance recoveries	$456	$702	$552
(1) Total short-duration contracts written premiums were $41.1 billion, $35.0 billion and $35.6 billion for 2023, 2022 and 2021, respectively.

Note 12 – Investments

The Cigna Group's investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 13 for information about the valuation of the Company's investment portfolio.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	December 31, 2023			December 31, 2022
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$590	$9,265	$9,855	$654	$9,218	$9,872
Equity securities	31	3,331	3,362	45	577	622
Commercial mortgage loans	182	1,351	1,533	67	1,547	1,614
Policy loans	—	1,211	1,211	—	1,218	1,218
Other long-term investments	—	4,181	4,181	—	3,728	3,728
Short-term investments	206	—	206	139	—	139
Total	$1,009	$19,339	$20,348
Investments classified as assets of businesses held for sale (1)	(84)	(1,354)	(1,438)
Investments per Consolidated Balance Sheets	$925	$17,985	$18,910	$905	$16,288	$17,193
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2023. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long term investments.

A.Investment Portfolio

Debt Securities

Accounting policy. Debt securities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive loss within Shareholders' equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. Prior to the adoption of LDTI on January 1, 2023, net unrealized appreciation on debt securities supporting the Company's run-off settlement annuity business was reported in Non-current insurance and contractholder liabilities rather than Accumulated other comprehensive loss. See Note 16 for impact to Accumulated other comprehensive loss. When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Net realized investment (losses) gains. Certain asset-backed securities are considered variable interest entities. See Note 14 for additional information.
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

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of December 31, 2023:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$622	$605
Due after one year through five years	3,914	3,761
Due after five years through ten years	3,194	3,005
Due after ten years	2,251	2,119
Mortgage and other asset-backed securities	398	365
Total	$10,379	$9,855
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
December 31, 2023
Federal government and agency	$251	$—	$24	$(8)	$267
State and local government	37	—	2	(1)	38
Foreign government	355	—	10	(13)	352
Corporate	9,338	(33)	158	(630)	8,833
Mortgage and other asset-backed	398	—	1	(34)	365
Total	$10,379	$(33)	$195	$(686)	$9,855

December 31, 2022
Federal government and agency	$292	$—	$32	$(12)	$312
State and local government	43	—	—	(2)	41
Foreign government	375	—	11	(21)	365
Corporate	9,742	(44)	89	(981)	8,806
Mortgage and other asset-backed	390	—	1	(43)	348
Total	$10,842	$(44)	$133	$(1,059)	$9,872

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

	December 31, 2023				December 31, 2022
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$330	$338	$(8)	142	$5,533	$6,127	$(594)	1,659
Below investment grade	161	170	(9)	135	887	964	(77)	1,287
More than one year
Investment grade	5,441	6,036	(595)	1,590	1,151	1,487	(336)	462
Below investment grade	701	775	(74)	486	330	382	(52)	369
Total	$6,633	$7,319	$(686)	2,353	$7,901	$8,960	$(1,059)	3,777

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
The following table provides the values of the Company's equity security investments. The amount of impairments or value changes resulting from observable price changes on equity securities with no readily determinable fair value still held was not material to the financial statements as of December 31, 2023 or 2022.

	December 31, 2023		December 31, 2022
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$656	$51	$673	$138
Equity securities with no readily determinable fair value	3,248	3,311	380	484
Total	$3,904	$3,362	$1,053	$622
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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	December 31, 2023			December 31, 2022
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$802	2.13		$901	2.12
60% to 79%	574	1.77		564	1.73
80% to 100%	157	0.65		149	1.17
Total	$1,533	1.82	64%	$1,614	1.89	60%

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
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2023 and 2022 is expected to be held longer than one year and may include real estate acquired through the foreclosure of commercial mortgage loans.
Additionally, foreign currency swaps carried at fair value and certain restricted deposits are reported in the table below as "Other." See discussion below for information on the Company's accounting policies for derivative financial instruments.
Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. These investments are primarily unconsolidated variable interest entities (see Note 14 for additional information). The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 25% of the committed amounts in 2024.

Our limited partnership investments are reduced as the Company receives cash distributions for returns on its investment that were previously recognized in Net investment income. The amount of these cash distributions was $253 million in 2023, $487 million in 2022 and $568 million in 2021.

			Unfunded Commitments as of
	Carrying Value as of December 31,
(In millions)	2023	2022	December 31, 2023
Real estate investments	$1,606	$1,319	$712
Securities partnerships	2,400	2,166	2,085
Other	175	243	—
Total	$4,181	$3,728	$2,797

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

Accounting policy. Derivatives are recorded in our Consolidated Balance Sheets at fair value and are classified as current or non-current according to their contractual maturities. Further information on our policies for determining fair value are discussed in Note 13. The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in Shareholders' net income. Various qualitative or quantitative methods appropriate for each hedge are used to formally assess and document hedge effectiveness at inception and each period throughout the life of a hedge.
The Company's derivative financial instruments are presented as follows:
•Fair value hedges of the foreign exchange-related changes in fair values of certain foreign-denominated bonds: Swap fair values are reported in Long-term investments or Other non-current liabilities. Offsetting changes in fair values attributable to the foreign exchange risk of the swap contracts and the hedged bonds are reported in Net realized investment (losses) gains. The portion of the swap contracts' changes in fair value excluded from the assessment of hedge effectiveness is recorded in Other comprehensive loss and recognized in Net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds. Net cash flows are reported in Operating activities, while exchanges of notional principal amounts are reported in Investing activities.
•Fair value hedges of the interest rate exposure on the Company's long-term debt: Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets or other liabilities. The critical terms of these swaps match those of the long-term debt being hedged. As a result, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by the SOFR. The effects of those adjustments on interest expense are offset by the effects of corresponding changes in the swaps' fair value. The net impact from the hedge reported in Interest expense and other reflects interest expense on the hedged debt at the variable interest rate. Cash flows relating to these contracts are reported in Operating activities.
•Net investment hedges of certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. dollar: The fair values of the foreign currency swap and forward contracts are reported in other assets or other liabilities. The changes in fair values of these instruments are reported in Other comprehensive loss, specifically in translation of foreign currencies. The portion of the change in fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries. The remaining changes in fair value of these instruments are excluded from our effectiveness assessment and recognized in Interest expense and other over the term of the instrument. Cash flows relating to these contracts are reported in Investing activities.

The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of December 31, 2023 and December 31, 2022. The gross fair values of our derivative financial instruments are presented in Note 13 to the Consolidated Financial Statements. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

		Notional Value as of
(In millions)		December 31, 2023	December 31, 2022
Purpose	Type of Instrument
Fair value hedge: To hedge the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars.	Foreign currency swap contracts	$1,026	$1,083
Fair value hedge: To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR.	Interest rate swap contracts	$1,500	$1,500
Net investment hedge: To reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros.	Foreign currency swap contracts	$415	$460

Concentration of Risk
The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2023 or 2022.

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
The components of Net investment income were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Debt securities	$500	$572	$689
Equity securities	123	14	12
Commercial mortgage loans	65	59	60
Policy loans	60	59	63
Other long-term investments	123	390	758
Short-term investments and cash	339	115	26
Total investment income	1,210	1,209	1,608
Less investment expenses	44	54	59
Net investment income	$1,166	$1,155	$1,549

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
The following realized gains and losses on investments exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Net realized investment (losses) gains, excluding credit loss expense and asset write-downs	$(68)	$(451)	$196
Credit (loss) / recovery and other investment write-down (losses)	(10)	(36)	2
Net realized investment (losses) gains, before income taxes	$(78)	$(487)	$198
Net realized investment losses for the years ended December 31, 2023 and December 31, 2022 were primarily due to mark-to-market losses on a strategic health care equity securities investment.

Note 13 – Fair Value Measurements
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

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information about the Company's financial assets and liabilities carried at fair value. Further information regarding insurance assets and liabilities carried at fair value is provided in Note 10E to the Consolidated Financial Statements. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Financial assets at fair value
Debt securities
Federal government and agency	$130	$147	$137	$165	$—	$—	$267	$312
State and local government	—	—	38	41	—	—	38	41
Foreign government	—	—	352	365	—	—	352	365
Corporate	—	—	8,432	8,394	401	412	8,833	8,806
Mortgage and other asset-backed	—	—	319	313	46	35	365	348
Total debt securities	130	147	9,278	9,278	447	447	9,855	9,872
Equity securities (1)	4	6	47	132	—	—	51	138
Short-term investments	—	—	206	139	—	—	206	139
Derivative assets	—	—	131	230	1	1	132	231
Financial liabilities at fair value
Derivative liabilities	$—	$—	$4	$—	$—	$—	$4	$—
(1)Excludes certain equity securities that have no readily determinable fair value.

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
Derivative assets and liabilities classified in Level 2 represent over-the-counter instruments such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustments for credit risk were required as of December 31, 2023 or December 31, 2022. The nature and use of these derivative financial instruments are described in Note 12.

Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Additionally, as discussed in Note 10E to the Consolidated Financial Statements, the Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	December 31, 2023	December 31, 2022	Unobservable Input December 31, 2023	December 31, 2023		December 31, 2022
Debt securities
Corporate	$401	$412	Liquidity	70 - 1235 (310)	bps	60 - 1060 (270)	bps
Mortgage and other asset-backed securities	46	35	Liquidity	95 - 640 (310)	bps	105 - 520 (310)	bps
Total Level 3 debt securities	$447	$447

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

	For the Years Ended December 31,
(In millions)	2023	2022
Debt and Equity Securities
Beginning balance	$447	$796
(Losses) gains included in Shareholders' net income	(2)	11
Gains (losses) included in Other comprehensive loss	8	(59)
Purchases, sales and settlements
Purchases	10	158
Settlements	(52)	(207)
Total purchases, sales and settlements	(42)	(49)
Transfers into/(out of) Level 3
Transfers into Level 3	95	124
Transfers out of Level 3	(59)	(376)
Total transfers into/(out of) Level 3	36	(252)
Ending balance	$447	$447
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(2)	$(2)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$3	$(60)

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

Separate Accounts
Accounting policy. Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either Premiums or Fees and other revenues. Investments that are measured using the practical expedient of net asset value ("NAV") are excluded from the fair value hierarchy. The separate account activity for the year ended December 31, 2023 and 2022 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Guaranteed separate accounts (See Note 24)	$226	$203	$352	$382	$—	$—	$578	$585
Non-guaranteed separate accounts (1)	158	211	5,797	5,522	217	203	6,172	5,936
Subtotal	$384	$414	$6,149	$5,904	$217	$203	6,750	6,521
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							680	757
Total							$7,430	$7,278
(1)Non-guaranteed separate accounts include $4.0 billion as of December 31, 2023 and December 31, 2022 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of December 31, 2023 and December 31, 2022.

Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:
•corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the years ended December 31, 2023 or 2022.

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

	Fair Value as of		Unfunded Commitment as of December 31, 2023	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	December 31, 2023	December 31, 2022
Securities partnerships	$419	$451	$254	Not applicable	Not applicable
Real estate funds	258	302	—	Quarterly	30 - 90 days
Hedge funds	3	4	—	Up to annually, varying by fund	30 - 90 days
Total	$680	$757	$254
As of December 31, 2023, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the years ended December 31, 2023 and 2022, realized investment gains and losses, including those from impairments recognized and observable price changes, were not material.

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

	Classification in Fair Value Hierarchy	December 31, 2023		December 31, 2022
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,430	$1,533	$1,491	$1,614
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,033	$29,585	$28,653	$30,994

Note 14 – Variable Interest Entities

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
The Company determined it was not a primary beneficiary in any material variable interest entity as of December 31, 2023 or 2022.
The Company's involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities limited partnerships and real estate limited partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as unconsolidated variable interest entities. These partnerships invest in the equity or mezzanine debt of privately-held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations and the limited partners do not have substantive kick-out or participating rights. The Company has invested in approximately 190 limited partnerships that have a carrying value of $2.9 billion as of December 31, 2023 reported in other long-term investments. As of December 31, 2023, we have commitments to contribute an additional $2.6 billion to these entities and the Company's maximum exposure to loss from these investments is $5.5 billion, calculated as the sum of our carrying value and the additional funding commitments. Our noncontrolling interest in each of these limited partnerships is generally less than 8% of the partnership ownership interests. See Note 12 for further information on the Company's accounting policy for other long-term investments.

The Company has guaranteed debt payments to mortgage lenders for certain real estate limited partnerships should potential environmental obligations arise. No liability has been incurred related to these guarantees, and the Company's maximum exposure to these guarantees was approximately $488 million as of December 31, 2023.

Other variable interest entities. The Company is involved in other types of variable interest entities, including certain asset-backed and corporate securities, real estate joint ventures that develop properties for residential and commercial use, independent physician associations ("IPAs") that provide care management services and international health care joint ventures. As of December 31, 2023, the Company's maximum exposure to loss is $0.5 billion from certain asset-backed and corporate securities and $0.9 billion from real estate joint ventures, which represents the sum of our carrying value and the additional funding commitments for these entities. The carrying values and maximum exposures for the remaining unconsolidated variable interest entities were not material as of December 31, 2023.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities in excess of its maximum exposure. We perform ongoing qualitative analyses of our involvement with these variable interest entities to determine if consolidation is required.

Note 15 – Collectively Significant Operating Unconsolidated Subsidiaries
In addition to equity method investments, including certain limited partnerships and limited liability companies holding real estate, securities or loans (as disclosed in Note 12), we maintain a portfolio of operating joint ventures accounted for as equity method investments. Operating joint ventures accounted for under the equity method had a carrying value of $911 million as of December 31, 2023 and $734 million as of December 31, 2022, of which $214 million as of December 31, 2023 and $602 million as of December 31, 2022 related to our joint venture in China. Total Accumulated Other Comprehensive Income ("AOCI") includes losses of $510 million as of December 31, 2023 and $88 million as of December 31, 2022 related to the Company's share from unconsolidated entities reported on the equity method primarily driven by the requirement to update discount rate assumptions for certain long-duration liabilities following the adoption of LDTI (discussed in Note 2 to the Consolidated Financial Statements).
For the years ended December 31, 2023, 2022 and 2021, none of our unconsolidated subsidiary investments were individually significant.
Accounting policy. We record in our Consolidated Statements of Income our proportionate share of net income or loss generated by equity method operating joint ventures within Fees and other revenues. In certain instances, income or loss is reported on a one month lag due to the timing of when financial information is received.
The below summarized results of operations and financial position of the operating joint venture investments accounted for under the equity method reflects the latest available financial information and does not represent the Company's proportionate share of the assets, liabilities or earnings of such entities. Prior period operating joint venture amounts have been retrospectively restated to reflect the adoption of amended accounting guidance for long-duration insurance contracts, as discussed in Note 2 to the Consolidated Financial Statements.

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Revenues	$5,962	$4,665	$3,750
Net income (loss)	$98	$(12)	$180

(In millions)	December 31, 2023	December 31, 2022
Total assets	$26,681	$21,026
Total liabilities	$25,534	$19,462

Note 16 – Accumulated Other Comprehensive Income (Loss)
AOCI includes net unrealized (depreciation) appreciation on securities and derivatives, change in discount rate and instrument specific credit risk for certain long-duration insurance contractholder liabilities (Note 10 to the Consolidated Financial Statements), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized.

Shareholders' other comprehensive (loss), net of tax, for the years ended 2023, 2022 and 2021, is primarily driven by the change in discount rates for certain long-duration liabilities, unrealized changes in the market values of securities and derivatives and changes in postretirement benefits liabilities, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI, including the restatement for amended accounting guidance for long-duration insurance contracts (discussed in Note 2 to the Consolidated Financial Statements), are as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Securities and Derivatives
Beginning balance, as previously disclosed			$900
Cumulative effect of accounting for Long-duration Insurance Contracts guidance (ASU 2018-12)			668
Beginning balance, as retrospectively restated	$(332)	$1,266	1,568
Unrealized appreciation (depreciation) on securities and derivatives	620	(2,274)	(335)
Tax (expense) benefit	(146)	467	52
Net unrealized appreciation (depreciation) on securities and derivatives	474	(1,807)	(283)
Reclassification adjustment for losses included in Shareholders' net income ((Loss) gain on sale of businesses)	—	172	—
Reclassification adjustment for losses (gains) included in Shareholders' net income (Net realized investment (losses) gains)	38	47	(24)
Reclassification adjustment for (gains) included in Shareholders' net income (Selling, general and administrative expenses)	(1)	—	—
Reclassification adjustment for tax (benefit) expense included in Shareholders' net income	(8)	(10)	5
Net losses (gains) reclassified from AOCI to Shareholders' net income	29	209	(19)
Other comprehensive income (loss), net of tax	503	(1,598)	(302)
Ending balance	$171	$(332)	$1,266

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Net long-duration insurance and contractholder liabilities measurement adjustments (1)
Beginning balance, as previously disclosed			$—
Cumulative effect of accounting for Long-duration Insurance Contracts guidance (ASU 2018-12)			(832)
Beginning balance, as retrospectively restated	$(256)	$(765)	(832)
Current period change in discount rate for certain long-duration liabilities	(913)	642	59
Tax benefit (expense)	222	(122)	(3)
Net current period change in discount rate for certain long-duration liabilities	(691)	520	56
Current period change in instrument-specific credit risk for market risk benefits	(29)	(14)	13
Tax benefit (expense)	5	3	(2)
Net current period change in instrument-specific credit risk for market risk benefits	(24)	(11)	11
Other comprehensive (loss) income, net of tax	(715)	509	67
Ending balance	$(971)	$(256)	$(765)
(1)Established upon the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 2 to the Consolidated Financial Statements for further information.

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Translation of foreign currencies
Beginning balance, as retrospectively restated	$(154)	$(233)	$(15)
Translation of foreign currencies	—	(277)	(213)
Tax benefit (expense)	5	(33)	(19)
Net translation of foreign currencies	5	(310)	(232)
Reclassification adjustment for losses included in Net income ((Loss) gain on sale of businesses)	—	358	—
Reclassification adjustment for tax expense included in Net income	—	29	—
Net translation losses reclassified from AOCI to Net income	—	387	—
Translation of foreign currencies	—	81	(213)
Tax benefit (expense)	5	(4)	(19)
Other comprehensive income (loss), net of tax	5	77	(232)
Less: Net translation (loss) on foreign currencies attributable to noncontrolling interests	—	(2)	(14)
Shareholders' other comprehensive income (loss), net of tax	5	79	(218)
Ending balance	$(149)	$(154)	$(233)

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Postretirement benefits liability
Beginning balance	$(916)	$(1,336)	$(1,746)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	46	65	85
Reclassification adjustment for (gains) included in Shareholders' net income ((Loss) gain on sale of businesses)	—	(1)	—
Reclassification adjustment for settlement (Interest expense and other)	—	—	4
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(11)	(16)	(21)
Net adjustments reclassified from AOCI to Shareholders' net income	35	48	68
Valuation update	(46)	487	448
Tax benefit (expense)	12	(115)	(106)
Net change due to valuation update	(34)	372	342
Other comprehensive income, net of tax	1	420	410
Ending balance	$(915)	$(916)	$(1,336)

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Total Accumulated other comprehensive loss
Beginning balance, as previously disclosed			$(861)
Cumulative effect of accounting for Long-duration Insurance Contracts guidance (ASU 2018-12)			(164)
Beginning balance, as retrospectively restated	$(1,658)	$(1,068)	(1,025)
Shareholders' other comprehensive (loss), net of tax	(206)	(590)	(43)
Ending balance	$(1,864)	$(1,658)	$(1,068)

Note 17 – Organizational Efficiency Plan
During the fourth quarter of 2023, the Company approved a strategic realignment to drive greater operating effectiveness and efficiency. This plan positions us to be more efficient and focused to deliver differentiated value and services to our clients and customers.

We recognized a charge in Selling, general and administrative expenses of $252 million, pre-tax ($193 million, after-tax). This charge included $232 million of accrued expenses primarily for severance costs related to headcount reductions, as well as, $20 million of one-time expenses related to abandonment of leased assets and impairment of property and equipment. We expect substantially all of the accrued liability to be paid by the end of 2024.

The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2022	$—
Fourth quarter 2023 charge	232
2023 payments	(30)
Balance, December 31, 2023	$202

Note 18 – Pension
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
For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a market-related asset valuation that differs from the actual fair value for domestic pension plan assets invested in non-fixed income investments. The market-related value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. The market-related asset value was approximately $4.0 billion, compared with a fair value of approximately $4.1 billion at December 31, 2023.

B.Funded Status and Amounts Included in Accumulated Other Comprehensive Loss
The following table summarizes the projected benefit obligations and assets related to our U.S. and non-U.S. pension plans:

	For the Years Ended December 31,
(In millions)	2023	2022
Change in benefit obligation
Benefit obligation, January 1	$3,948	$5,223
Service cost	1	2
Interest cost	204	140
Actuarial losses (gains), net (1)	93	(1,094)
Benefits paid from plan assets	(294)	(296)
Other	(18)	(27)
Benefit obligation, December 31	3,934	3,948
Change in plan assets
Fair value of plan assets, January 1	4,186	4,846
Actual return on plan assets	246	(366)
Benefits paid	(294)	(296)
Contributions	—	2
Fair value of plan assets, December 31	4,138	4,186
Funded status	$204	$238
Amounts presented in Consolidated Balance Sheets
Other assets	$204	$238
(1) 2023 losses reflect a decrease in the discount rate while 2022 gains reflect an increase in the discount rate.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company made immaterial contributions to the qualified pension plans in 2023. For 2024, contributions to the qualified pension plans are expected to be immaterial. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.

Benefit payments. The following benefit payments are expected to be paid in:

(In millions)
2024	$319
2025	$316
2026	$317
2027	$314
2028	$311
2029 - 2033	$1,484

Amounts reflected in the pension assets/(liabilities) shown above that have not yet been reported in Net income and, therefore, have been included in Accumulated other comprehensive loss consisted of the following:

(In millions)	December 31, 2023	December 31, 2022
Unrecognized net (losses)	$(1,207)	$(1,208)
Unrecognized prior service cost	(4)	(5)
Postretirement benefits liability adjustment	$(1,211)	$(1,213)
C.Cost of Our Plans
Net pension cost was as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Service cost	$1	$2	$2
Interest cost	204	140	132
Expected long-term return on plan assets	(204)	(272)	(269)
Amortization of:
Prior actuarial losses, net	52	89	78
Settlement loss	—	—	4
Net (benefit) cost	$53	$(41)	$(53)
D.Assumptions Used for Pension

	For the Years Ended December 31,
	2023	2022
Discount rate:
Pension benefit obligation	5.10%	5.43%
Pension benefit cost	5.43%	2.82%
Expected long-term return on plan assets:
Pension benefit cost	6.50%	6.75%
Mortality table for pension obligations	White Collar mortality table with MP 2021 projection scale	White Collar mortality table with MP 2021 projection scale
The Company develops discount rates by applying actual annualized yields for high-quality bonds by duration to the expected pension plan liability cash flows. The bond yields represent a diverse mix of actively traded high quality fixed income securities that have an above average return at each duration as management believes this approach is representative of the yield achieved through plan asset investment strategy.
The expected long-term return on plan assets was developed considering historical long-term actual returns, expected long-term market conditions, plan asset mix and management's plan asset investment strategy.
E.Pension Plan Assets
As of December 31, 2023, pension assets included $4.0 billion invested in the separate accounts of Connecticut General Life Insurance Company, a subsidiary of the Company, and an additional $0.1 billion invested in funds of unaffiliated investment managers.

The fair values of pension assets by category are as follows:

(In millions)	December 31, 2023	December 31, 2022
Debt securities:
Federal government and agency	$12	$11
Corporate	2,780	2,349
Asset-backed	121	109
Fund investments	278	478
Total debt securities	3,191	2,947
Equity securities:
Domestic	27	89
International, including funds and pooled separate accounts (1)	6	35
Total equity securities	33	124
Securities partnerships	419	452
Real estate funds, including pooled separate accounts (1)	270	315
Commercial mortgage loans	46	63
Guaranteed deposit account contract	48	50
Cash equivalents and other current assets, net	131	235
Total pension assets at fair value	$4,138	$4,186
(1) A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.
The Company's current target investment allocation percentages are 90% fixed income and 10% in other investments, including private equity (securities partnerships), public equity securities, and real estate, and are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company will evaluate further allocation changes to equity securities, other investments and fixed income securities as funding levels change.

See Note 13 for further details regarding how fair value is determined, including the level within the fair value hierarchy and the procedures we use to validate fair value measurements. The Company classifies substantially all debt securities in Level 2 for pension plan assets. These assets are valued using recent trades of similar securities or are fund investments priced using their daily net asset value that is the exit price. All domestic equity securities and international equity funds within pension assets are classified as Level 3.
Securities partnerships, real estate and hedge funds are valued using net asset value as a practical expedient and are excluded from the fair value hierarchy. See Note 13 for additional disclosures related to these assets invested in the separate accounts of the Company's subsidiary. Certain securities as described in Note 13, as well as commercial mortgage loans and guaranteed deposit account contracts, are classified in Level 3 because unobservable inputs used in their valuation are significant.
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
The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's annual expense for the plan was as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Expense	$296	$274	$268

Note 19 – Employee Incentive Plans
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
Shares of common stock available for award were as follows:

(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Common shares available for award	14.4	16.6	19.1
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
Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table:

	2023	2022	2021
Dividend yield	1.58%	1.98%	1.85%
Expected volatility	30.0%	30.0%	30.0%
Risk-free interest rate	3.6%	1.6%	0.5%
Expected option life	4.7 years	4.5 years	4.5 years
Weighted average fair value of options	$79.66	$50.61	$44.84
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
The following table shows the status of, and changes in, common stock options:

	For the Years Ended December 31,
	2023		2022		2021
(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	6,992	$186.54	8,490	$169.47	9,742	$152.40
Granted	915	$294.37	1,375	$226.95	1,524	$213.81
Exercised	(1,080)	$174.66	(2,617)	$149.97	(2,584)	$129.08
Expired or canceled	(131)	$246.95	(256)	$211.22	(192)	$199.10
Outstanding - December 31	6,696	$202.02	6,992	$186.54	8,490	$169.47
Options exercisable at year-end	4,616	$179.28	4,410	$168.97	5,612	$152.92
Compensation expense of $67 million related to unvested stock options at December 31, 2023 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Intrinsic value of options exercised	$126	$313	$268
Cash received for options exercised	$187	$389	$326
Tax benefit from options exercised	$17	$47	$50
The following table summarizes information for outstanding common stock options:

	December 31, 2023
	Options Outstanding	Options Exercisable
Number (in thousands)	6,696	4,616
Total intrinsic value (in millions)	$652	$555
Weighted average exercise price	$202.02	$179.28
Weighted average remaining contractual life	5.9 years	4.7 years
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
The following table shows the status of, and changes in, restricted stock awards:

	For the Years Ended December 31,
	2023		2022		2021
(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	1,535	$219.25	1,524	$202.85	1,600	$186.12
Awarded	700	$294.60	876	$229.60	899	$213.82
Vested	(759)	$214.70	(714)	$197.83	(866)	$184.07
Forfeited	(72)	$256.24	(151)	$215.02	(109)	$197.01
Outstanding - December 31	1,404	$257.38	1,535	$219.25	1,524	$202.85
The fair value of vested restricted stock at the vesting date was as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Fair value of vested restricted stock	$220	$167	$183
Approximately 8,900 employees held 1.4 million restricted stock awards at the end of 2023 with $196 million of related compensation expense to be recognized over the next two years (weighted average period).
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
The following table shows the status of, and changes in, SPSs:

	For the Years Ended December 31,
	2023		2022		2021
(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date
Outstanding - January 1	780	$212.68	860	$197.07	808	$190.02
Awarded	219	$293.85	294	$230.69	331	$213.90
Vested	(250)	$191.78	(261)	$183.60	(206)	$196.29
Forfeited	(63)	$237.50	(113)	$207.75	(73)	$197.38
Outstanding - December 31	686	$243.90	780	$212.68	860	$197.07
The weighted average fair value per share of SPSs for expense purposes, including the Monte Carlo factor, at the award date for the years ended December 31, 2023, 2022 and 2021 was $329.11, $258.37 and $239.57, respectively.
The fair value of vested SPSs at the vesting date was as follows:

	For the Years Ended December 31,
	2023		2022		2021
(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Shares of The Cigna Group common stock distributed upon SPS vesting	257	$76	137	$31	243	$51
Approximately 600 employees held 686,000 SPSs at the end of 2023 and $61 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for "performance condition" SPSs will vary based on actual performance in 2024 and 2025.
E.Compensation Cost and Tax Effects of Share-based Compensation
The Company records tax benefits in Shareholders' net income during the vesting period based on the amount of expense being recognized. The difference between tax benefits based on the expense and the actual tax benefit realized are also recorded in income tax expense when stock options are exercised, or when restricted stock and SPSs vest.

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Total compensation cost for shared-based awards	$286	$264	$268
Tax benefits recognized	$92	$80	$73

Note 20 – Goodwill, Other Intangibles and Property and Equipment
A.Goodwill
Accounting policy. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, based on those reporting units' relative fair values. The Company's reporting units are aligned with its operating segments as described in Note 1.
The Company conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through Shareholders' net income if impaired. On a quarterly basis, the Company performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value of a reporting unit is generally estimated based on discounted cash flow analysis and market approach models using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. Following a change in reporting units or held for sale determination, goodwill is allocated using relative fair value. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our ongoing strategic projections. Future cash flows for Evernorth Health Services are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.
Goodwill activity. Goodwill activity was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Total
Balance at January 1, 2022 (1)	$35,128	$10,683	$234	$46,045
Goodwill disposed	—	—	(234)	(234)
Impact of foreign currency translation and other adjustments	2	(2)	—	—
Goodwill at December 31, 2022	35,130	10,681	—	45,811
Goodwill transferred to assets of businesses held for sale	—	(1,553)	—	(1,553)
Impact of foreign currency translation and other adjustments	—	1	—	1
Goodwill at December 31, 2023	$35,130	$9,129	$—	$44,259
(1) Includes $234 million classified as assets of businesses held for sale, all reported within Other Operations.

B.Other Intangible Assets
Accounting policy. The Company's Other intangible assets primarily include purchased customer and producer relationships, trademarks and provider networks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows including key assumptions for customer attrition and discount rates. The Company's definite-lived intangible assets are amortized on an accelerated or straight-line basis, reflecting their pattern of economic benefits, over periods from three to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.
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
Components of other assets, including other intangibles. Other intangible assets were comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2023
Customer relationships	$29,978	$7,645	$22,333
Trade Name - Express Scripts	8,400		8,400
Other	317	110	207
Other intangible assets	38,695	7,755	30,940
Value of business acquired ("VOBA" reported in Other assets)	211	142	69
Total (1)	$38,906	$7,897	$31,009
December 31, 2022
Customer relationships	$29,974	$6,099	$23,875
Trade Name - Express Scripts	8,400		8,400
Other	348	131	217
Other intangible assets	38,722	6,230	32,492
Value of business acquired (reported in Other assets)	210	133	77
Total	$38,932	$6,363	$32,569
(1) Includes $69 million of VOBA and $77 million of Other intangible assets classified as assets of businesses held for sale.
The Company has indefinite-lived intangible assets totaling $8.5 billion at December 31, 2023 and December 31, 2022, largely consisting of the Express Scripts trade name.

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
The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased and internally developed software, three to five years; and furniture and equipment (including computer equipment), three to 10 years. Improvements to leased facilities are depreciated over the lesser of the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. An impairment charge is recorded if the Company determines the carrying value of any of these assets is not recoverable. The Company also reviews and shortens the estimated useful lives of these assets, if necessary.
Components of property and equipment. Property and equipment was comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2023
Internal-use software	$10,155	$7,161	$2,994
Other property and equipment	2,282	1,405	877
Total property and equipment (1)	$12,437	$8,566	$3,871
December 31, 2022
Internal-use software	$8,948	$6,100	$2,848
Other property and equipment	2,256	1,330	926
Total property and equipment	$11,204	$7,430	$3,774
(1) Includes $176 million of Property and equipment net carrying value classified as assets of businesses held for sale.
Components of depreciation and amortization. Depreciation and amortization expense was comprised of the following:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Internal-use software	$1,216	$1,068	$1,097
Other property and equipment	260	251	253
Value of business acquired (reported in Other assets)	7	12	25
Other intangibles	1,552	1,606	1,548
Total depreciation and amortization	$3,035	$2,937	$2,923
The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization
2024	$2,892
2025	$2,357
2026	$1,803
2027	$1,559
2028	$1,484

Note 21 – Leases
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
The components of lease expense were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Operating lease cost	$115	$124	$170
Finance lease cost:
Amortization of ROU assets	41	33	22
Interest on lease liabilities	4	2	2
Total finance lease cost	45	35	24
Variable lease cost	38	41	39
Total lease cost	$198	$200	$233

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$132	$148	$167
Operating cash outflows from finance leases	$4	$2	$2
Financing cash outflows from finance leases	$39	$33	$22

ROU assets obtained in exchange for lease obligations:
Operating leases	$103	$43	$122
Finance leases	$48	$84	$20

Operating and finance lease ROU assets and lease liabilities were as follows:

(In millions)	December 31, 2023	December 31, 2022
Operating leases:
Operating lease ROU assets in Other assets	$370	$375

Accrued expenses and other liabilities	$105	$114
Other non-current liabilities	340	346
Total operating lease liabilities	$445	$460

Finance leases:
Property and equipment, gross	$177	$145
Accumulated depreciation	(73)	(48)
Property and equipment, net	$104	$97

Short-term debt	$42	$33
Long-term debt	66	66
Total finance lease liabilities	$108	$99
As of December 31, 2023, the weighted average remaining lease term was 6 years for operating leases and 3 years for finance leases, and the weighted average discount rate was 3.45% for operating leases and 4.29% for finance leases.
Maturities of lease liabilities are as follows:

(In millions)	Operating Leases	Finance Leases
2024	$110	$46
2025	102	38
2026	83	19
2027	63	6
2028	41	6
Thereafter	98	—
Total lease payments	497	115
Less: imputed interest	52	7
Total	$445	$108

Note 22 – Shareholders' Equity and Dividend Restrictions
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

(In billions)	2023	2022	2021
Net income	$5.3	$5.7	$3.4
Surplus	$14.9	$16.4	$13.3

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

(In billions)	December 31, 2023
Minimum statutory surplus required by regulators (1)	$4.8
Investments on deposit with regulatory bodies	$0.3
Maximum dividend distributions permitted in 2024 without regulatory approval	$2.1
Maximum loans to the parent company permitted without regulatory approval	$1.4
Restricted GAAP net assets of The Cigna Group's subsidiaries	$12.3
(1) Excludes amounts associated with foreign operated equity method joint ventures.

Permitted practices used by the Company's insurance subsidiaries in 2023 that differed from prescribed regulatory accounting had an immaterial impact on statutory surplus.

Undistributed earnings for equity method investments are $1.0 billion as of December 31, 2023.

Note 23 – Income Taxes
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

A.Income Tax Expense
The components of income taxes were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Current taxes
U.S. income taxes	$1,459	$1,679	$1,267
Foreign income taxes	161	219	207
State income taxes	180	189	112
Total current taxes	1,800	2,087	1,586
Deferred taxes (benefits)
U.S. income tax benefits	(533)	(275)	(163)
Foreign income (tax benefits) taxes	(1,046)	(28)	69
State income tax benefits	(80)	(169)	(122)
Total deferred tax benefits	(1,659)	(472)	(216)
Total income taxes	$141	$1,615	$1,370

Total income taxes were different from the amount computed using the nominal federal income tax rate for the following reasons:

	For the Years Ended December 31,
	2023		2022		2021
(In millions)	$	%	$	%	$	%
Tax expense at nominal rate	$1,158	21.0%	$1,763	21.0%	$1,426	21.0%
Impact of sale of businesses	—	—	(37)	(0.4)	—	—
Impact of businesses held for sale	(213)	(3.9)	—	—	—	—
Effect of foreign earnings	(173)	(3.1)	(96)	(1.2)	(33)	(0.5)
State income tax (benefit), net of federal income tax benefit	(39)	(0.7)	16	0.2	(9)	(0.1)
Swiss tax attributes	(1,674)	(30.4)	—	—	—	—
Other foreign tax attributes	(153)	(2.8)	—	—	—	—
Change in valuation allowance	1,290	23.4	—	—	—	—
Other	(55)	(0.9)	(31)	(0.4)	(14)	(0.2)
Total income taxes	$141	2.6%	$1,615	19.2%	$1,370	20.2%
Consolidated pre-tax income from the Company's foreign operations was approximately 48% of the Company's pre-tax income in 2023, 46% in 2022 and 26% in 2021. The increase over 2022 is primarily driven by an increase to the Company's international pharmaceutical operations, partially offset by a reduction in earnings from the sold entities.
Foreign Jurisdiction Tax Attributes. Impacting the effective tax rate for the year ended December 31, 2023 was the recording of the Company's net deferred tax asset associated with foreign tax law changes and agreements in certain tax jurisdictions. The Company established deferred tax assets of approximately $1.8 billion associated with the foreign tax attributes and a related $772 million valuation allowance against these deferred tax assets based on projections of future earnings and requirements to utilize the assets within certain time periods. It is possible in future periods that the Company may revalue these net deferred tax assets due to modifications in certain assumptions such as forecasted future earnings.
Sale of Medicare Advantage and Related Businesses. The Company recorded $584 million of deferred tax benefits and an equal amount of valuation allowance in connection with the HCSC transaction. The valuation allowance has been recorded due to the uncertainty relative to the recovery of the deferred tax benefits as the Company does not currently have capital gain capacity to offset these capital losses.

B.Deferred Income Taxes
Deferred income tax assets and liabilities were as follows:

(In millions)	December 31, 2023	December 31, 2022
Deferred tax assets
Employee and retiree benefit plans	$217	$189
Other insurance and contractholder liabilities	353	278
Loss carryforwards	200	205
Deferred loss - sale of business	584	—
Other accrued liabilities	244	265
Policy acquisition expenses	39	36
Unrealized depreciation on investments and foreign currency translation	81	159
Foreign tax attributes	1,827	—
Other	242	190
Deferred tax assets before valuation allowance	3,787	1,322
Valuation allowance for deferred tax assets	(1,498)	(208)
Deferred tax assets, net of valuation allowance	2,289	1,114
Deferred tax liabilities
Depreciation and amortization	371	512
Acquisition-related basis differences	8,105	8,347
Other	—	41
Total deferred tax liabilities	8,476	8,900
Net deferred income tax liabilities(1)	$(6,187)	$(7,786)
(1)Deferred tax liabilities, net in the Consolidated Balance Sheets as of December 31, 2023, excludes $1,055 million reported in Other assets and $69 million reported in liabilities of businesses held for sale.
Management believes that future results will be sufficient to realize a majority of the Company's gross deferred tax assets. As of December 31, 2023, we had approximately $218 million in deferred tax assets ("DTAs") associated with unrealized investment losses that are partially recorded in Accumulated other comprehensive loss. We have determined that a valuation allowance against the DTAs is not currently required based on the Company's ability to carry back losses and our ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any valuation allowance in the future. As of December 31, 2023, we had approximately $1.8 billion in DTAs associated with the foreign tax attributes as discussed above. We have determined that approximately $772 million valuation allowance against these DTAs is required based on the Company's taxable income projections and the requirement to utilize the assets within certain time periods. Additionally, the Company has $584 million of deferred tax assets and a full valuation allowance associated with the HCSC transaction, as discussed above. Valuation allowances are established against deferred tax assets when it is determined that it is more likely than not that the asset will not be recognized. Valuation allowances have been established against certain federal, state and foreign tax attributes. There are multiple expiration dates associated with these tax attributes.
C.Uncertain Tax Positions
Reconciliations of unrecognized tax benefits were as follows:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Balance at January 1,	$1,343	$1,230	$1,210
(Decrease) / Increase due to prior year positions	(26)	8	21
Increase due to current year positions	107	137	31
Reduction related to settlements with taxing authorities	(13)	(4)	(15)
Reduction related to lapse of applicable statute of limitations	(12)	(28)	(17)
Balance at December 31,	$1,399	$1,343	$1,230
Substantially all unrecognized tax benefits would impact Shareholders' net income if recognized.
The Company classifies net interest expense on uncertain tax positions as a component of income tax expense and in Other non-current liabilities in the Consolidated Balance Sheets. In addition to the amounts in the table above, the liability for net interest expense on uncertain tax positions was approximately $220 million as of December 31, 2023, $176 million as of December 31, 2022 and $148 million as of December 31, 2021.
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
The Company conducts business in a number of state and foreign jurisdictions and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2014 for The Cigna Group's entities and 2010 for Express Scripts' entities.

Pillar Two. On December 15, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024, and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation, and the OECD continues to release additional guidance on these rules. The Company is within the scope of the OECD Pillar Two model rules and continues to evaluate the potential impact on future periods of the Pillar Two Framework, pending legislative adoption by additional individual countries but expects the impact to not materially change its results from operations.

Note 24 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2023, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $420 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2023. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of December 31, 2023 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2023.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

There were no material charges or credits resulting from existing or new guaranty fund assessments for the year ended December 31, 2023.

D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator's filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health company. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the Internal Revenue Service or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions, as described in Note 23.

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss and certain other material litigation matters are described below. For those matters that the Company has identified with a reasonably possible material loss, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated. The Company's accrual for the matter discussed below under "Litigation Matters" is not material. Due to numerous uncertain factors presented in this case, it is not possible to estimate an aggregate range of loss (if any) for this matter at this time. In light of the uncertainties involved in this matter, there is no assurance that its ultimate resolution will not exceed the amount currently accrued by the Company. An adverse outcome in this matter could be material to the Company's results of operations, financial condition or liquidity for any particular period. The outcomes of lawsuits are inherently unpredictable and we may be unsuccessful in this ongoing litigation matter or any future claims or litigation.

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations, with alleged damages over $100 million. On November 1, 2023, the parties signed a settlement agreement pursuant to which Express Scripts agreed to resolve the service-related claims. The settlement agreement is not an admission of liability or fault by Express Scripts, the Company or its subsidiaries. Following the settlement, Elevance retains the right to appeal the pricing-related claims that were previously dismissed by the court and Express Scripts retains the ability to reassert its own pricing-related claims in the event any appeal by Elevance is successful. Elevance filed its Notice of Appeal of its pricing-related claims on December 12, 2023. Elevance’s opening appellate brief is due March 25, 2024.

Note 25 – Segment Information
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	For the Years Ended December 31,
	2023		2022		2021
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Loss (gain) on sale of businesses	$1,499	$1,429	$(1,662)	$(1,332)	$—	$—
Charge for organizational efficiency plan (Selling, general and administrative expenses)	252	193	22	17	168	119
Charges (benefits) associated with litigation matters (Selling, general and administrative expenses)	201	171	(28)	(20)	(27)	(21)
Integration and transaction-related costs (Selling, general and administrative expenses)	45	35	135	103	169	71
Deferred tax (benefits), net (Income taxes, less amount attributable to noncontrolling interests)	—	(1,071)	—	—	—	—
Debt extinguishment costs	—	—	—	—	141	110
Total impact from special items	$1,997	$757	$(1,533)	$(1,232)	$451	$279

Effective January 1, 2023, we adopted amended accounting guidance for long-duration insurance contracts. See Note 2 to the Consolidated Financial Statements for further information. Prior period summarized segment information has been retrospectively adjusted to conform to this new basis of accounting. Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2023
Revenues from external customers	$147,588	$46,219	$291	$1	$194,099
Intersegment revenues	5,670	4,332	—	(10,002)
Net investment income	241	597	305	23	1,166
Total revenues	153,499	51,148	596	(9,978)	195,265
Net realized investment results from certain equity method investments	—	57	—	—	57
Adjusted revenues	$153,499	$51,205	$596	$(9,978)	$195,322
Depreciation and amortization	$2,438	$569	$3	$25	$3,035
Income (loss) before income taxes	$4,768	$2,664	$76	$(1,995)	$5,513
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(144)	(2)	—	—	(146)
Net realized investment losses (1)	—	133	2	—	135
Amortization of acquired intangible assets	1,774	45	—	—	1,819
Special items
Loss on sale of businesses	—	1,481	18	—	1,499
Charge for organizational efficiency plan	—	—	—	252	252
Charges associated with litigation matters	44	157	—	—	201
Integration and transaction-related costs	—	—	—	45	45
Pre-tax adjusted income (loss) from operations	$6,442	$4,478	$96	$(1,698)	$9,318

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2022
Revenues from external customers	$135,786	$41,738	$1,839	$—	$179,363
Intersegment revenues	4,463	2,535	—	(6,998)
Net investment income	86	638	424	7	1,155
Total revenues	140,335	44,911	2,263	(6,991)	180,518
Net realized investment results from certain equity method investments	—	126	—	—	126
Adjusted revenues	$140,335	$45,037	$2,263	$(6,991)	$180,644
Depreciation and amortization	$2,283	$638	$6	$10	$2,937
Income (loss) before income taxes	$4,421	$3,470	$2,101	$(1,595)	$8,397
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(66)	(4)	(14)	—	(84)
Net realized investment losses (1)	—	530	83	—	613
Amortization of acquired intangible assets	1,772	103	1	—	1,876
Special items
(Gain) on sale of businesses	—	—	(1,662)	—	(1,662)
Charge for organizational efficiency plan	—	—	—	22	22
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
Integration and transaction-related costs	—	—	—	135	135
Pre-tax adjusted income (loss) from operations	$6,127	$4,099	$509	$(1,466)	$9,269
(1)Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2021
Revenues from external customers	$127,692	$41,369	$3,459	$—	$172,520
Intersegment revenues	4,203	2,271	—	(6,474)
Net investment income (loss)	17	1,003	530	(1)	1,549
Total revenues	131,912	44,643	3,989	(6,475)	174,069
Net realized investment results from certain equity method investments	—	—	—	—	—
Adjusted revenues	$131,912	$44,643	$3,989	$(6,475)	$174,069
Depreciation and amortization	$2,316	$551	$52	$4	$2,923
Income (loss) before income taxes	$3,908	$3,804	$868	$(1,790)	$6,790
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(31)	(3)	(24)	—	(58)
Net realized investment losses (gains) (1)	4	(247)	45	—	(198)
Amortization of acquired intangible assets	1,937	47	14	—	1,998
Special items
Charge for organizational efficiency plan	—	—	—	168	168
(Benefits) associated with litigation matters	—	—	—	(27)	(27)
Integration and transaction-related costs	—	—	—	169	169
Debt extinguishment costs	—	—	—	141	141
Pre-tax adjusted income (loss) from operations	$5,818	$3,601	$903	$(1,339)	$8,983
(1) Includes the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. Prior period amounts have been retrospectively adjusted to reflect adoption of amended accounting guidance for long-duration insurance contracts (as discussed in Note 2 to the Consolidated Financial Statements) and to reflect the merger of the U.S. Commercial and U.S. Government operating segments into the U.S. Healthcare operating segment (as discussed in Note 1 to the Consolidated Financial Statements). The following table presents these revenues by product, premium and service type:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Products (Pharmacy revenues) (ASC 606)
Network revenues	$67,514	$64,946	$64,992
Home delivery and specialty revenues	65,732	61,283	54,391
Other revenues	9,047	6,753	6,428
Intercompany eliminations	(5,050)	(4,416)	(4,398)
Total pharmacy revenues	137,243	128,566	121,413
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	16,490	15,199	14,315
Medicare Advantage	8,771	7,896	8,362
Stop loss	6,143	5,461	4,868
Individual and Family Plans	5,088	2,636	2,528
Other	4,095	3,996	5,076
U.S. Healthcare	40,587	35,188	35,149
International Health	3,295	2,906	2,588
Total Cigna Healthcare	43,882	38,094	37,737
Divested International businesses	—	1,596	3,205
Other	281	225	221
Intercompany eliminations	74	1	(9)
Total premiums	44,237	39,916	41,154
Services (Fees) (ASC 606)
Evernorth Health Services	10,866	7,234	6,070
Cigna Healthcare	6,566	6,053	5,743
Other Operations	3	9	19
Other revenues	210	168	188
Intercompany eliminations	(5,026)	(2,583)	(2,067)
Total fees and other revenues	12,619	10,881	9,953
Total revenues from external customers	$194,099	$179,363	$172,520

U.S. and foreign revenues from external customers are shown below. The Company's foreign revenues are generated by its foreign operating entities. In the periods shown, no single foreign country contributed more than 2% of consolidated revenues from external customers.

	For the Years Ended December 31,
(In millions)	2023	2022	2021
United States	$189,840	$174,540	$166,626
Foreign countries (1)	4,259	4,823	5,894
Total revenues from external customers	$194,099	$179,363	$172,520
(1) The divested International businesses as described in Note 5 comprised of $1.6 billion and $3.2 billion in 2022 and 2021, respectively.
Revenues from U.S. Federal Government agencies, under a number of contracts, were 15% of consolidated revenues in 2023 and 14% in both 2022 and 2021. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal control over financial reporting is effective as of December 31, 2023.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located in Item 8 of this Form 10-K.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
Item 9B. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
 Not applicable.

PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.Directors of the Registrant
The information under the captions "Corporate Governance Matters – Board of Directors' Nominees" and "Corporate Governance Matters – Board Meetings and Committees" (as it relates to Audit Committee disclosure) in The Cigna Group's definitive proxy statement related to the 2024 annual meeting of shareholders ("the 2024 Proxy Statement") is incorporated herein by reference.
B.Executive Officers of the Registrant
See Part I – "Information about our Executive Officers" in this Form 10-K.
C.Code of Ethics and Other Corporate Governance Disclosures
The information under the caption "Corporate Governance Matters – Codes of Ethics" in the 2024 Proxy Statement is incorporated herein by reference. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics or our Director Code of Business Conduct and Ethics.
D.Delinquent Section 16(a) Reports
The information under the caption "Ownership of The Cigna Group Common Stock – Delinquent Section 16(a) Reports", if included in the 2024 Proxy Statement, is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Certain Transactions – Compensation Committee Interlocks and Insider Participation," "Compensation Matters – Compensation Discussion and Analysis," "Compensation Matters – Report of the People Resources Committee" and "Compensation Matters – Executive Compensation Tables" in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding The Cigna Group's equity compensation plans as of December 31, 2023:

	(a) (1)	(b) (2)	(c) (3)
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants And Rights	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	8,161,152	$202.02	14,371,589
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	8,161,152	$202.02	14,371,589
(1)Includes, in addition to outstanding stock options:
(i) 57,961 restricted stock units, 34,015 deferred shares and 1,372,834 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan, the Cigna Corporation Stock Plan and the Cigna Corporation Director Equity Plan; and
(ii) 235,858 shares of common stock underlying stock option awards granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 390,212 shares of common stock underlying stock option awards granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan, and 182,865 shares of common stock underlying stock option awards granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan that were all approved by the applicable company's shareholders before The Cigna Group's acquisition of Express Scripts in December 2018.
(2)The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to The Cigna Group's acquisition of Express Scripts, in aggregate, have a weighted-average exercise price of $154.55. Excluding the assumed options from this acquisition results in a weighted-average exercise price of $208.54.
(3)Represents 14,371,589 shares of common stock available as of the close of business December 31, 2023 for future issuance under the Cigna Long-Term Incentive Plan. No further grants may be made and no shares remain available for future issuance under any plan other than the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of The Cigna Group Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of The Cigna Group Common Stock – Stock Held by Certain Beneficial Owners" in the 2024 Proxy Statement is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions "Corporate Governance Matters – Director Independence" and "– Certain Transactions" in the 2024 Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and "Audit Matters – Fees to Independent Registered Public Accounting Firm" in the 2024 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following Financial Statements can be found under Part II Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm. (Public Company Accounting Oversight Board ID: 238)
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.
Consolidated Balance Sheets as of December 31, 2023 and 2022.
Consolidated Statements of Changes in Total Equity for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.
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
Filed by CHC as Exhibit 2.1 to the Current Report on Form 8-K on July 2, 2018 and incorporated herein by reference.
3.2	Restated Certificate of Incorporation of the registrant effective as of April 26, 2023	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
3.3	Amended and Restated By-Laws of the registrant as last amended February 13, 2023	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
4.1(a)	Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(b)	Supplemental Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.2 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture dated as of December 20, 2018, by and among Express Scripts Holding Company, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.7 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.1(d)
Third Supplemental Indenture, dated as of October 11, 2019, by and among Cigna Corporation, as the Issuer, Cigna Holding Company and Express Scripts Holding Company, each as guarantors, and U.S. Bank, National Association, as trustee
Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.1(e)	Fourth Supplemental Indenture, dated as of March 16, 2020, between Cigna Corporation and U.S. Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 16, 2020 and incorporated herein by reference.
4.1(f)	Fifth Supplemental Indenture, dated as of March 3, 2021, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.
4.1 (g)	Sixth Supplemental Indenture, dated as of March 7, 2023, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 7, 2023 and incorporated herein by reference.
4.2
Registration Rights Agreement, dated as of October 11, 2019, by and among Cigna Corporation, as the Issuer, Cigna Holding Company and Express Scripts Holding Company, each as guarantors, and J.P. Morgan Securities LLC, Deutsche Bank Securities Inc., and Wells Fargo Securities, LLC, each as dealer managers
Filed by the registrant as Exhibit 4.2 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.3(a)	Senior Indenture dated as of August 16, 2006 between Cigna Holding Company (formerly Cigna Corporation) and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(b)	Supplemental Indenture No. 1 dated as of November 10, 2006 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.3(c)	Supplemental Indenture No. 8 dated as of November 10, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on November 14, 2011 and incorporated herein by reference.

4.3(d)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 26, 2015 and incorporated herein by reference.
4.3(e)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.3(f)	Supplemental Indenture No. 11 dated as of December 20, 2018, by and among Cigna Corporation, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.3(g)	Supplemental Indenture No. 12, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.3 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.4(a)	Indenture dated as of January 1, 1994 between Cigna Holding Company (formerly Cigna Corporation) and Marine Midland Bank	Filed by CHC as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
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
Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.7	Description of Securities	Filed herewith.
Exhibits 10.1 through 10.26 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1(a)	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021 (the "Cigna LTIP")	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2021 and incorporated herein by reference.
10.1(b)	Amendment No.1 to the Cigna Long-Term Incentive Plan effective December 1, 2022	Filed by the registrant as Exhibit 10.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
10.1(c)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.1(e)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(f)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(g)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(h)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(i)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(j)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(k)	Form of Cigna Stock Unit Plan: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.

10.1(l)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(m)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(n)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(o)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(p)	Form of Cigna LTIP: Covenant Agreement	Filed by the registrant as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2	Cigna Corporation Stock Plan, as amended through July 2000	Filed by CHC as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.3	Cigna Stock Unit Plan, as amended and restated effective February 22, 2017	Filed by CHC as Exhibit 10.5 to the Quarterly Report on Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.4(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the "ESRX LTIP")	Filed by ESRX as Appendix A to ESRX's Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.4(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.4(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.5(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the "ESI LTIP")	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.5(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.
10.5(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.6	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012)	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.

10.7	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.8	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.9	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.10	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.11(a)	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.11(b)	Amendment No. 1 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.12(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.11(c)	Amendment No. 2 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference.
10.12(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.12(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.12(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.13(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.13(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.
10.14(a)	Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.14(b)	Amendment No. 1 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.14(c)	Amendment No. 2 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(c) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

10.14(d)	Amendment No. 3 to the Cigna Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(d) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.15	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.16(a)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2022	Filed by the registrant as Exhibit 10.17(a) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.16(b)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective April 1, 2022	Filed by the registrant as Exhibit 10.17(b) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.17	Cigna Corporation Director Equity Plan, as amended December 4, 2020	Filed by the registrant as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.18	Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed by CHC as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.19	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.20	Form of Indemnification Agreement with Express Scripts Holding Company's executive officers and former members of the Express Scripts Holding Company's board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.21	Cigna Executive Severance Benefits Plan as amended and restated effective December 21, 2020	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on October 30, 2020 and incorporated herein by reference.
10.22	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.23	Offer Letter for Eric P. Palmer dated January 16, 2024	Filed herewith.
10.24	Offer Letter for Nicole S. Jones dated September 14, 2023	Filed by the registrant as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference.
10.25	Offer Letter for Noelle K. Eder dated September 14, 2023	Filed by the registrant as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference.
10.26	Offer letter for Brian Evanko dated January 16, 2024	Filed herewith.
10.27
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

10.28
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

Filed by CHC as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
97.1	Incentive Compensation Clawback Policy	Filed herewith.
101
The following materials from The Cigna Group's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I and II.
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
Date: February 29, 2024

THE CIGNA GROUP

By:	/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2024.

Signature	Title

/s/ David M. Cordani
David M. Cordani	Chairman and Chief Executive Officer
(Principal Executive Officer)
/s/ Brian C. Evanko
Brian C. Evanko	Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer)
/s/ Mary T. Agoglia Hoeltzel
Mary T. Agoglia Hoeltzel	Senior Vice President, Tax and Chief Accounting Officer
(Principal Accounting Officer)
/s/ William J. DeLaney
William J. DeLaney	Director

/s/ Eric J. Foss
Eric J. Foss	Director

/s/ Elder Granger, M.D.
Elder Granger, M.D.	Director

/s/ Neesha Hathi
Neesha Hathi	Director

/s/ George Kurian
George Kurian	Director

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director

/s/ Mark B. McClellan, M.D.
Mark B. McClellan, M.D.	Director

/s/ Philip O. Ozuah, M.D., Ph.D.
Philip O. Ozuah	Director

/s/ Kimberly A. Ross
Kimberly A. Ross	Director

/s/ Eric C. Wiseman
Eric C. Wiseman	Lead Independent Director

/s/ Donna F. Zarcone
Donna F. Zarcone	Director

THE CIGNA GROUP AND SUBSIDIARIES
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions)	2023	2022 (1)	2021 (1)
Revenues
Net investment income	$22	$5	$—
Intercompany interest income	516	478	471
Total revenues	538	483	471
Operating expenses
Selling, general and administrative expenses	2	2	8
Total operating expenses	2	2	8
Income from operations	536	481	463
Interest and other expense	(1,332)	(1,215)	(1,197)
Intercompany interest expense	(118)	(147)	(13)
Debt extinguishment costs	—	—	(131)
Loss before income taxes	(914)	(881)	(878)
Income tax benefits	(192)	(183)	(180)
Loss of Parent Company	(722)	(698)	(698)
Equity in income of subsidiaries	5,886	7,402	6,068
Shareholders' net income	5,164	6,704	5,370
Shareholders' other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	503	(1,598)	(302)
Net long-duration insurance and contractholder liabilities measurement adjustments	(715)	509	67
Net translation gains (losses) of foreign currencies	5	79	(218)
Postretirement benefits liability adjustment	1	420	410
Shareholders' other comprehensive loss, net of tax	(206)	(590)	(43)
Shareholders' comprehensive income	$4,958	$6,114	$5,327
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 1 to Schedule 1 for further information.

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
BALANCE SHEETS

	As of December 31,
(In millions)	2023	2022 (1)
Assets
Cash and cash equivalents	$303	$115
Other current assets	6	6
Total current assets	309	121
Investments in subsidiaries	69,703	70,679
Intercompany receivable	11,475	10,366
Other non-current assets	77	99
TOTAL ASSETS	$81,564	$81,265
Liabilities
Short-term debt	$2,448	$2,749
Other current liabilities	1,854	1,295
Total current liabilities	4,302	4,044
Long-term debt	27,151	26,815
Intercompany payable	3,874	5,705
Other non-current liabilities	14	26
TOTAL LIABILITIES	35,341	36,590
Shareholders' Equity
Common stock (shares issued, 400 and 398; authorized, 600)	4	4
Additional paid-in capital	30,669	30,233
Accumulated other comprehensive loss	(1,864)	(1,658)
Retained earnings	41,652	37,940
Less treasury stock, at cost	(24,238)	(21,844)
TOTAL SHAREHOLDERS' EQUITY	46,223	44,675
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,564	$81,265
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 1 to Schedule 1 for further information.

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2023	2022 (1)	2021 (1)
Cash Flows from Operating Activities
Shareholders' net income	$5,164	$6,704	$5,370
Adjustments to reconcile shareholders' net income
to net cash provided by operating activities
Equity in income of subsidiaries	(5,886)	(7,402)	(6,068)
Debt extinguishment costs	—	—	131
Dividends received from subsidiaries	1,381	2,056	2,726
Other liabilities	540	5	184
Other, net	640	298	439
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,839	1,661	2,782
Cash Flows from Investing Activities
Net change in amounts due from affiliates	622	(901)	(1,007)
Net proceeds from short-term investments sold (purchased)	—	99	(50)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	622	(802)	(1,057)
Cash Flows from Financing Activities
Net change in amounts due to affiliates	1,473	10,392	2,062
Net change in commercial paper	1,237	(2,027)	997
Payments for debt extinguishment	—	—	(126)
Repayment of long-term debt	(2,822)	(430)	(4,199)
Net proceeds on issuance of long-term debt	1,491	—	4,260
Issuance of common stock	187	389	326
Common dividends paid	(1,450)	(1,384)	(1,341)
Repurchase of common stock	(2,284)	(7,607)	(7,742)
Tax withholding on stock compensation and other	(110)	(73)	(86)
NET CASH USED IN FINANCING ACTIVITIES	(2,278)	(740)	(5,849)
Net increase (decrease) in cash, cash equivalents and restricted cash	183	119	(4,124)
Cash, cash equivalents and restricted cash, beginning of year	152	33	4,157
Cash, cash equivalents and restricted cash, end of year (2)	$335	$152	$33
Noncash Investing and Financing Activities:
Net amounts due to/(from) affiliates settled through capital transactions	(5,221)	(5,037)	(8,429)
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023. See Note 1 to Schedule 1 for further information.
(2) Includes restricted cash reported in Other non-current assets as of December 31, 2023 and December 31, 2022.

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
Note 1 - For purposes of these condensed financial statements, The Cigna Group's (the "Company") wholly-owned and majority-owned subsidiaries are recorded using the equity method of accounting. On January 1, 2023, The Cigna Group and its subsidiaries adopted Targeted Improvements to the Accounting for Long-Duration Contracts, Accounting Standards Update ("ASU") 2018-12 and related amendments. See Note 2 - Summary of significant accounting policies included in Part II, Item 8 of this Form 10-K for a description of the key provisions and impacts.
The Cigna Group, through its predecessor companies, was incorporated in Delaware in 1981. Cigna Corporation was renamed The Cigna Group in February 2023.
Note 2 - See Note 8 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of The Cigna Group and its subsidiaries.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2023, there were no outstanding balances under these revolving credit agreements.
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

Each of the two facilities is diversified among 21 banks. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

The Credit Agreements replaced a prior $3.0 billion five-year revolving credit and letter of credit agreement maturing on April 2027, a $1.0 billion three-year revolving credit agreement maturing on April 2025 and a $1.0 billion 364-day revolving credit agreement maturing in April 2023.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately
$1.2 billion outstanding at December 31, 2023 and an average interest rate of 5.63%.

Long-Term Debt
Debt Issuance and Debt Tender Offers. On February 5, 2024, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We intend to use the remaining net proceeds to fund the repayment of our senior notes maturing in March 2024 and for general corporate purposes, which may include repayment of indebtedness and repurchases of shares of our common stock.
Concurrent with the debt issuance, The Company and its subsidiaries commenced tender offers to purchase for cash up to $2.25 billion in aggregate principal amount of outstanding notes, which included any and all of the $1.0 billion senior notes due June 2024. Following the early tender results, we increased the tender offers to up to $2.55 billion. On February 22, 2024, we purchased $1.8 billion principal amount of notes at early settlement of the tender offers. The tender offers will expire on March 5, 2024.

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

Debt Maturities. Maturities of the Company's long-term debt are as follows and exclude the impacts of the 2024 debt issuance and debt tender offers discussed above.

(In millions)
2024	$1,214
2025	$2,957
2026	$2,734
2027	$2,056
2028	$3,800
Maturities after 2028	$15,091

Debt Covenants. The Company was in compliance with its debt covenants as of December 31, 2023.

Note 3 - The Company's intercompany receivables consist primarily of net intercompany loan amounts due from Evernorth Health, Inc. of $8.5 billion as of December 31, 2023 and $8.3 billion as of December 31, 2022. Interest income on the loan receivable was accrued at an average rate of 5.21% in 2023.
The Company's intercompany payables primarily reflect intercompany balances related to cash pooling arrangements as well as net intercompany loan borrowing from three indirect wholly-owned subsidiaries as of December 31, 2023. Interest expense on the loan payable was accrued at an average rate of 3.65% in 2023.
Note 4 - The Company guaranteed approximately $2.9 billion primarily related to intercompany indebtedness and financial obligations of certain direct and indirect wholly-owned subsidiaries. There were immaterial liabilities required for these guarantees as of December 31, 2023. Effective January 2024, the amount of such guarantees increased to $6.4 billion.
Note 5 - In February 2024, as part of our existing share repurchase program, we entered into separate ASR agreements ("2024 ASR agreements") with Deutsche Bank AG and Bank of America, N.A. (collectively, the "2024 Counterparties") to repurchase $3.2 billion of common stock in aggregate. We remitted $3.2 billion to the 2024 Counterparties and received an initial delivery of approximately 7.6 million shares of our common stock on February 15, 2024 representing $2.6 billion of the total remitted. We expect final settlement under the 2024 ASR agreements to occur in the second quarter of 2024.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions	Balance at end of year
Description
2023
Investment asset valuation reserves
Available-for-sale debt securities	$44	$11	$—	$(22)	$33
Commercial mortgage loans	$21	$10	$—	$—	$31
Accounts receivable, net	$160	$90	$1	$(88)	$163
Deferred tax asset valuation allowance	$208	$1,286	$4	$—	$1,498
Reinsurance recoverables	$35	$—	$—	$—	$35
2022
Investment asset valuation reserves
Available-for-sale debt securities	$23	$43	$—	$(22)	$44
Commercial mortgage loans	$6	$15	$—	$—	$21
Accounts receivable, net	$126	$99	$—	$(65)	$160
Deferred tax asset valuation allowance	$246	$(13)	$(25)	$—	$208
Reinsurance recoverables (1)	$28	$7	$—	$—	$35
2021
Investment asset valuation reserves
Available-for-sale debt securities	$26	$29	$—	$(32)	$23
Commercial mortgage loans	$6	$—	$—	$—	$6
Accounts receivable, net	$156	$54	$—	$(84)	$126
Deferred tax asset valuation allowance	$207	$23	$16	$—	$246
Reinsurance recoverables (1)	$30	$(2)	$—	$—	$28
(1)Amounts have been restated to reflect the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts ("LDTI") in 2023. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.