Form 10-Q
period 2024-03-31
Cigna Group
filed 2024-05-02
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 30, 2024, 284,074,001 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Revenues
Pharmacy revenues	$42,036	$32,144
Premiums	11,603	11,025
Fees and other revenues	3,326	3,071
Net investment income	290	277
TOTAL REVENUES	57,255	46,517
Benefits and expenses
Pharmacy and other service costs	41,431	31,459
Medical costs and other benefit expenses	9,440	9,046
Selling, general and administrative expenses	3,705	3,538
Amortization of acquired intangible assets	423	459
TOTAL BENEFITS AND EXPENSES	54,999	44,502
Income from operations	2,256	2,015
Interest expense and other	(322)	(358)
Loss on sale of businesses	(19)	—
Net realized investment losses	(1,836)	(56)
Income before income taxes	79	1,601
TOTAL INCOME TAXES	291	295
Net (loss) income	(212)	1,306
Less: Net income attributable to noncontrolling interests	65	39
SHAREHOLDERS' NET (LOSS) INCOME	$(277)	$1,267
Shareholders' net (loss) income per share
Basic	$(0.97)	$4.28
Diluted	$(0.97)	$4.24

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2024	2023
Net (loss) income	$(212)	$1,306
Other comprehensive income (loss), net of tax
Net unrealized appreciation on securities and derivatives	121	194
Net long-duration insurance and contractholder liabilities measurement adjustments	(560)	(331)
Net translation (losses) gains on foreign currencies	(26)	16
Postretirement benefits liability adjustment	5	10
Other comprehensive loss, net of tax	(460)	(111)
Total comprehensive (loss) income	(672)	1,195

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	—	34
Net income attributable to other noncontrolling interests	65	5
Total comprehensive income attributable to noncontrolling interests	65	39
SHAREHOLDERS' COMPREHENSIVE (LOSS) INCOME	$(737)	$1,156

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of March 31,	As of December 31,
(In millions)	2024	2023
Assets
Cash and cash equivalents	$8,439	$7,822
Investments	1,108	925
Accounts receivable, net	20,563	17,722
Inventories	4,630	5,645
Other current assets	2,263	2,169
Assets of businesses held for sale	6,354	3,068
Total current assets	43,357	37,351
Long-term investments	16,025	17,985
Reinsurance recoverables	4,672	4,835
Property and equipment	3,607	3,695
Goodwill	44,258	44,259
Other intangible assets	30,491	30,863
Other assets	3,293	3,421
Separate account assets	7,416	7,430
Assets of businesses held for sale, non-current	—	2,922
TOTAL ASSETS	$153,119	$152,761
Liabilities
Current insurance and contractholder liabilities	$5,788	$5,514
Pharmacy and other service costs payable	24,284	19,815
Accounts payable	8,118	8,553
Accrued expenses and other liabilities	8,857	9,955
Short-term debt	1,715	2,775
Liabilities of businesses held for sale	3,215	2,104
Total current liabilities	51,977	48,716
Non-current insurance and contractholder liabilities	10,641	10,904
Deferred tax liabilities, net	7,029	7,173
Other non-current liabilities	3,653	3,441
Long-term debt	31,053	28,155
Separate account liabilities	7,416	7,430
Liabilities of businesses held for sale, non-current	—	591
TOTAL LIABILITIES	111,769	106,410
Contingencies — Note 16
Redeemable noncontrolling interests	—	107
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	30,292	30,669
Accumulated other comprehensive loss	(2,324)	(1,864)
Retained earnings	40,978	41,652
Less: Treasury stock, at cost	(27,769)	(24,238)
TOTAL SHAREHOLDERS' EQUITY	41,181	46,223
Other noncontrolling interests	169	21
Total equity	41,350	46,244
Total liabilities and equity	$153,119	$152,761
(1)Par value per share, $0.01; shares issued, 402 million as of March 31, 2024 and 400 million as of December 31, 2023; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effects of issuing stock for employee benefits plans		263			(114)	149		149
Other comprehensive loss			(460)			(460)		(460)	—
Net (loss) income				(277)		(277)	65	(212)	—
Common dividends declared (per share: $1.40)				(397)		(397)		(397)
Repurchase of common stock		(640)			(3,417)	(4,057)		(4,057)
Other transactions impacting noncontrolling interests		—				—	83	83	(107)
Balance at March 31, 2024	$4	$30,292	$(2,324)	$40,978	$(27,769)	$41,181	$169	$41,350	$—

Three Months Ended March 31, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		99			(104)	(5)		(5)
Other comprehensive loss			(111)			(111)		(111)	—
Net income				1,267		1,267	5	1,272	34
Common dividends declared (per share: $1.23)				(366)		(366)		(366)
Repurchase of common stock		—			(958)	(958)		(958)
Other transactions impacting noncontrolling interests		—				—	(2)	(2)	(22)
Balance at March 31, 2023	$4	$30,332	$(1,769)	$38,841	$(22,906)	$44,502	$16	$44,518	$78

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(212)	$1,306
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	741	749
Realized investment losses, net	1,836	56
Deferred income tax benefit	(102)	(108)
Loss on sale of businesses	19	—
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(2,687)	(479)
Inventories	1,015	566
Reinsurance recoverable and Other assets	68	72
Insurance liabilities	532	1,533
Pharmacy and other service costs payable	4,637	539
Accounts payable and Accrued expenses and other liabilities	(1,068)	690
Other, net	61	104
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,840	5,028
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	268	196
Investment maturities and repayments:
Debt securities and equity securities	179	257
Commercial mortgage loans	4	4
Other sales, maturities and repayments (primarily short-term and other long-term investments)	272	160
Investments purchased or originated:
Debt securities and equity securities	(180)	(2,794)
Commercial mortgage loans	(32)	—
Other (primarily short-term and other long-term investments)	(594)	(377)
Property and equipment purchases, net	(300)	(408)
Divestitures, net of cash sold	—	22
Other, net	(112)	(43)
NET CASH USED IN INVESTING ACTIVITIES	(495)	(2,983)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	43	45
Withdrawals and benefit payments from contractholder deposit funds	(65)	(48)
Net change in short-term debt	(364)	(9)
Repayment of long-term debt	(2,210)	(80)
Net proceeds on issuance of long-term debt	4,462	1,491
Repurchase of common stock	(4,022)	(962)
Issuance of common stock	181	30
Common stock dividend paid	(401)	(368)
Other, net	(153)	(136)
NET CASH USED IN FINANCING ACTIVITIES	(2,529)	(37)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(9)	5
Net increase in cash, cash equivalents and restricted cash	1,807	2,013
Cash, cash equivalents and restricted cash January 1,	8,337	5,976
Cash, cash equivalents and restricted cash, March 31, (1)	10,144	7,989
Cash and cash equivalents reclassified to assets of businesses held for sale	(1,660)	—
Cash, cash equivalents and restricted cash March 31, per Consolidated Balance Sheets (1)	$8,484	$7,989
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$110	$77
Interest paid	$336	$322
(1)Restricted cash and cash equivalents were reported in other long-term investments.

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

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. The majority of these products and services are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna Healthcare also offers health and dental insurance and Medicare products to individuals in the United States and selected international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

A full description of our segments follows:
The Evernorth Health Services reportable segment now presents the Pharmacy Benefit Services and the Specialty and Care Services operating segments, which partner with health plans, employers, governmental organizations and health care providers to solve challenges in the areas of pharmacy benefits, home delivery pharmacy, specialty pharmacy, specialty distribution, and care delivery and management solutions.

Pharmacy Benefit Services drives high-quality, cost-effective pharmacy care through various services such as drug claim adjudication, retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and access to our home delivery pharmacy. Specialty and Care Services provides specialty drugs for the treatment of complex and rare diseases, specialty distribution of pharmaceuticals and medical supplies, as well as clinical programs to help our clients drive better whole-person health outcomes through Care Delivery and Management Solutions. The Company's reporting units remain aligned with its operating segments and goodwill was allocated on a relative fair value basis.

The Cigna Healthcare reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and specialty benefits and solutions for insured and self-insured clients, Medicare Advantage, Medicare Supplement and Medicare Stand-Alone Prescription Drug Plans for seniors and individual health insurance plans. International Health provides health care solutions in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations.
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC") for approximately $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions (the "HCSC transaction"). See Note 5 to the Consolidated Financial Statements for further information.
Other Operations comprises the remainder of our business operations, which includes our continuing business (corporate-owned life insurance ("COLI")) and our run-off and other non-strategic businesses. Our run-off businesses include (i) variable annuity reinsurance business that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses which were sold through reinsurance agreements.
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
Amounts recorded in the Consolidated Financial Statements necessarily reflect management's estimates and assumptions about medical costs, investment, tax and receivable valuations, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates. The impact of a change in estimate is generally included in earnings in the period of adjustment.

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2023 Annual Report on Form 10-K ("2023 Form 10-K"). The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.
Recent Accounting Pronouncements
The Company's 2023 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. There are no updates on significant accounting pronouncements recently adopted or recently issued and not yet adopted that have occurred since the Company filed its 2023 Form 10-K.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	March 31, 2024	December 31, 2023
Noninsurance customer receivables	$9,735	$8,044
Pharmaceutical manufacturers receivables	9,512	8,169
Insurance customer receivables	2,045	2,359
Other receivables	230	272
Total	$21,522	$18,844
Accounts receivable, net classified as assets of businesses held for sale	(959)	(1,122)
Total	$20,563	$17,722

These accounts receivable are reported net of our allowances of $4.5 billion as of March 31, 2024 and $3.7 billion as of December 31, 2023. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $91 million as of March 31, 2024 and $90 million as of December 31, 2023.

Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility's total capacity is $1.0 billion and began in July 2023 with an initial term of two years, followed by automatic one year renewal terms unless terminated by either party. Further information regarding the accounting policy for the Facility can be found in Note 3 in the Company's 2023 Form 10-K.
For the three months ended March 31, 2024, we sold $1.9 billion of accounts receivable under the Facility and factoring fees paid were not material. As of March 31, 2024, there were $93 million of sold accounts receivable that have not been collected from manufacturers and have been removed from the Company's Consolidated Balance Sheets. At December 31, 2023, all sold accounts receivable had been collected from manufacturers. As of March 31, 2024 and December 31, 2023, there were $722 million and $515 million, respectively, of collections from manufacturers that have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require. Further information regarding the Program's terms can be found in Note 4 in the Company's 2023 Form 10-K.

As of March 31, 2024 and December 31, 2023, $1.6 billion and $1.5 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. As of March 31, 2024, we have been informed by the financial institution that $327 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
Note 5 – Assets and Liabilities of Businesses Held for Sale

In January 2024, the Company entered into the HCSC transaction for a total purchase price of approximately $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,660	$467
Investments	1,341	1,438
Accounts receivable, net	959	1,122
Other assets, including Goodwill (1)	2,394	2,963
Total assets of businesses held for sale	6,354	5,990
Insurance and contractholder liabilities	2,081	1,636
All other liabilities	1,134	1,059
Total liabilities of businesses held for sale	$3,215	$2,695
(1) Includes Goodwill of $396 million as of March 31, 2024 and December 31, 2023.
Integration and Transaction-related Costs
In 2024, the Company incurred costs related to the HCSC transaction. In 2023, the Company incurred net costs mainly related to the sale of our international life, accident and supplemental benefits businesses ("Chubb transaction"). These costs consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. These costs were $37 million pre-tax ($29 million after-tax) for the three months ended March 31, 2024 and $1 million pre-tax ($1 million after-tax) for the three months ended March 31, 2023.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2024			March 31, 2023
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net (loss) income	$(277)		$(277)	$1,267		$1,267
Shares:
Weighted average	286,465		286,465	295,706		295,706
Common stock equivalents		—	—		3,293	3,293
Total shares	286,465	—	286,465	295,706	3,293	298,999
Earnings per share	$(0.97)	$—	$(0.97)	$4.28	$(0.04)	$4.24

Due to the Shareholders' net loss for the three months ended March 31, 2024, 8.2 million outstanding employee stock options, unvested restricted stock grants and units and strategic performance shares were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2023, 0.9 million outstanding employee stock options were excluded in the computation of diluted earnings per share because their effect was anti-dilutive.
The Company held approximately 117.8 million shares of common stock in treasury at March 31, 2024, 107.4 million shares as of December 31, 2023 and 102.7 million shares as of March 31, 2023.

The increase in Treasury stock as of March 31, 2024 and the reduction in weighted average shares outstanding for the three months ended March 31, 2024 was driven in part by 7.6 million shares of our common stock repurchased in February 2024 under the accelerated share repurchase agreements (the "ASR agreements"). Additionally, we expect final settlement of the ASR agreements to occur in the second quarter of 2024. See Note 8 for additional information.
Note 7 – Debt
The outstanding amounts of debt (net of issuance costs, discounts or premiums) and finance leases were as follows:

(In millions)	March 31, 2024	December 31, 2023
Short-term debt
Commercial paper	$884	$1,237
$500 million, 0.613% Notes due March 2024	—	500
$790 million, 3.500% Notes due June 2024 (1)	789	996
Other, including finance leases	42	42
Total short-term debt	$1,715	$2,775
Long-term debt
$900 million, 3.250% Notes due April 2025 (2)	881	882
$1,216 million, 4.125% Notes due November 2025 (1)	1,214	2,197
$1,284 million, 4.500% Notes due February 2026 (1)	1,285	1,502
$550 million, 1.250% Notes due March 2026 (1)	549	798
$700 million, 5.685% Notes due March 2026	698	698
$1,500 million, 3.400% Notes due March 2027	1,454	1,450
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	598	597
$3,800 million, 4.375% Notes due October 2028	3,788	3,787
$1,000 million, 5.000% Notes due May 2029	994	—
$1,400 million, 2.400% Notes due March 2030 (1)	1,394	1,493
$1,500 million, 2.375% Notes due March 2031 (2)	1,382	1,397
$750 million, 5.125% Notes due May 2031	745	—
$45 million, 8.080% Step Down Notes due January 2033 (3)	45	45
$800 million, 5.400% Notes due March 2033	794	794
$1,250 million, 5.250% Notes due February 2034	1,242	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,193	2,193
$750 million, 3.200% Notes due March 2040	744	744
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	487	487
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,467	1,467
$1,000 million, 3.875% Notes due October 2047	989	989
$3,000 million, 4.900% Notes due December 2048	2,970	2,970
$1,250 million, 3.400% Notes due March 2050	1,237	1,237
$1,500 million, 3.400% Notes due March 2051	1,479	1,479
$1,500 million, 5.600% Notes due February 2054	1,482	—
Other, including finance leases	59	66
Total long-term debt	$31,053	$28,155
(1)Included in the February 2024 debt tender offers discussed below.
(2)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information about the Company's interest rate risk management and these derivative instruments.
(3)Interest rate step down to 8.080% effective January 15, 2023.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of March 31, 2024, there were no outstanding balances under these revolving credit agreements.

In April 2024, The Cigna Group replaced our existing $4.0 billion five-year revolving credit and letter of credit agreement maturing in April 2028 and a $1.0 billion 364-day revolving credit agreement maturing in April 2024 by entering into the following revolving credit agreements (the "Credit Agreements"):
•a $5.0 billion five-year revolving credit and letter of credit agreement that will mature in April 2029 with an option to extend the maturity date for additional one-year periods, subject to consent of the banks. The Company can borrow up to $5.0 billion under the credit agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.
•a $1.5 billion 364-day revolving credit agreement that will mature in April 2025. The Company can borrow up to $1.5 billion under the credit agreement for general corporate purposes. This agreement includes the option to "term out" any revolving loans that are outstanding at maturity by converting them into a term loan maturing on the one-year anniversary of conversion.
The increase in the aggregate size of our revolving credit agreements from $5.0 billion to $6.5 billion will provide enhanced liquidity to support the continued growth of our business.

Each of the Credit Agreements include an option to increase commitments in an aggregate amount of up to $1.5 billion across both facilities for a maximum total commitment of $8.0 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term Secured Overnight Funding Rate ("SOFR") plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

Each of the two facilities is diversified among 22 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization ("NRSRO") as of March 31, 2024. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The weighted average interest rate of our commercial paper was 5.54% at March 31, 2024.

Long-term debt
Debt Issuance and Debt Tender Offers. In February 2024, we issued $4.5 billion of new senior notes, as detailed in the table below. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We used the remaining net proceeds to fund the repayment of our senior notes which matured in March 2024 and for general corporate purposes, including repayment of indebtedness and repurchases of shares of our common stock. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds
$1,000 million (1)	May 15, 2029	5.000%	$995 million
$750 million (2)	May 15, 2031	5.125%	$746 million
$1,250 million (3)	February 15, 2034	5.250%	$1,244 million
$1,500 million (4)	February 15, 2054	5.600%	$1,485 million
(1) Redeemable at any time prior to April 15, 2029 at a "make whole" premium calculated using the most directly comparable U.S. Treasury rate plus 15 basis points. Redeemable at par on or after April 15, 2029.
(2) Redeemable at any time prior to March 15, 2031 at a "make whole" premium calculated using the most directly comparable U.S. Treasury rate plus 15 basis points. Redeemable at par on or after March 15, 2031.
(3) Redeemable at any time prior to November 15, 2033 at a "make whole" premium calculated using the most directly comparable U.S. Treasury rate plus 20 basis points. Redeemable at par on or after November 15, 2033.
(4) Redeemable at any time prior to August 15, 2053 at a "make whole" premium calculated using the most directly comparable U.S. Treasury rate plus 20 basis points. Redeemable at par on or after August 15, 2053.
In the first quarter of 2024, the Company completed the repurchase of a total of $1.8 billion in aggregate principal amount of existing senior notes that were tendered to the Company pursuant to cash tender offers.

Interest Expense
Interest expense on long-term and short-term debt was $369 million for the three months ended March 31, 2024 and $345 million for the three months ended March 31, 2023.

Debt Covenants

The Company was in compliance with its debt covenants as of March 31, 2024.

Note 8 – Common and Preferred Stock

Dividends

In the first quarter of 2024, The Cigna Group declared quarterly cash dividends of $1.40 per share of the Company's common stock. In the first quarter of 2023, The Cigna Group declared quarterly cash dividends of $1.23 per share of the Company's common stock.

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2024
March 6, 2024	March 21, 2024	$1.40	$401
2023
March 8, 2023	March 23, 2023	$1.23	$368
On April 24, 2024, the Board of Directors declared the second quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on June 20, 2024 to shareholders of record on June 4, 2024. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
Accelerated Share Repurchase Agreements
In February 2024, as part of our share repurchase program, we entered into separate accelerated share repurchase agreements with Deutsche Bank AG and Bank of America, N.A. (collectively, the "Counterparties") to repurchase $3.2 billion of common stock in aggregate. We remitted $3.2 billion to the Counterparties and received an initial delivery of approximately 7.6 million shares of our common stock on February 15, 2024, representing $2.6 billion of the total remitted. The final number of shares to be received under the ASR agreements will be determined based on the daily volume-weighted average share price ("VWAP") of our common stock over the term of the agreements, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR agreements.

We recorded the payment to the Counterparties as a reduction to Total shareholders' equity, consisting of a $2.6 billion increase in Treasury stock, which reflects the value of the initial 7.6 million shares received, and a $640 million decrease in Additional paid-in capital, which reflects the value of the stock hold-back by the Counterparties pending final settlement of the ASR agreements. The $640 million recorded in Additional paid-in capital will be reclassified to Treasury stock upon settlement of the ASR agreements in the second quarter of 2024. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	March 31, 2024			December 31, 2023			March 31, 2023
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,786	$77	$5,863	$5,017	$75	$5,092	$4,959
Other Operations	99	161	260	99	154	253	272
Future policy benefits
Cigna Healthcare	92	515	607	97	518	615	601
Other Operations	163	3,297	3,460	163	3,375	3,538	3,631
Contractholder deposit funds
Cigna Healthcare	11	130	141	12	133	145	163
Other Operations	365	6,087	6,452	362	6,178	6,540	6,670
Market risk benefits	26	865	891	37	966	1,003	1,220
Unearned premiums	815	21	836	846	22	868	1,440
Total	7,357	11,153	18,510	6,633	11,421	18,054
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)	(1,569)	(512)	(2,081)	(1,119)	(517)	(1,636)
Total insurance and contractholder liabilities	$5,788	$10,641	$16,429	$5,514	$10,904	$16,418	$18,956
(1) Amounts classified as liabilities of businesses held for sale include $1,378 million of Unpaid claims, $427 million of Future policy benefits, $161 million of Unearned premiums and $115 million of Contractholder deposit funds as of March 31, 2024 and $823 million of Unpaid claims, $429 million of Future policy benefits, $261 million of Unearned premiums and $123 million of Contractholder deposit funds as of December 31, 2023.

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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $5.4 billion at March 31, 2024 and $4.6 billion at March 31, 2023. This increase was primarily due to claim submission and payment process disruptions related to a third-party cyber incident.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Three Months Ended March 31,
(In millions)	2024 (1)	2023
Beginning balance	$5,092	$4,176
Less: Reinsurance and other amounts recoverable	236	221
Beginning balance, net	4,856	3,955
Incurred costs related to:
Current year	9,452	9,041
Prior years	(226)	(144)
Total incurred	9,226	8,897
Paid costs related to:
Current year	5,072	5,316
Prior years	3,352	2,795
Total paid	8,424	8,111
Ending balance, net	5,658	4,741
Add: Reinsurance and other amounts recoverable	205	218
Ending balance	$5,863	$4,959
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale. As of March 31, 2024 and December 31, 2023, $1,378 million and $823 million classified as liabilities of businesses held for sale, respectively.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Three Months Ended March 31,
	2024		2023
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$76	0.2%	$1	—%
Medical cost trend	150	0.4	143	0.5
Total favorable variance	$226	0.6%	$144	0.5%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2023.
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

C.Future Policy Benefits

Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	March 31, 2024	March 31, 2023
Interest accretion rate	2.56%	2.59%
Current discount rate	5.11%	5.29%
Weighted average duration	7.8 years	8.1 years

The net liability for future policy benefits for the segment's supplemental health products represents the present value of benefits expected to be paid to policyholders, net of the present value of expected net premiums, which is the portion of expected future gross premium expected to be collected from policyholders that is required to provide for all expected future benefits and expenses. The present values of expected net premiums and expected future policy benefits for the Cigna Healthcare segment were as follows:

	Three Months Ended March 31,
(In millions)	2024 (1)	2023
Present value of expected net premiums
Beginning balance	$9,233	$8,557
Reversal of effect of beginning of period discount rate assumptions	1,154	1,537
Issuances and lapses	446	306
Net premiums collected	(350)	(326)
Interest and other (2)	73	56
Ending balance at original discount rate	10,556	10,130
Effect of end of period discount rate assumptions	(1,309)	(1,312)
Ending balance (3)	$9,247	$8,818

Present value of expected policy benefits
Beginning balance	$9,633	$8,945
Reversal of effect of discount rate assumptions	1,220	1,611
Issuances and lapses	457	307
Benefit payments	(362)	(326)
Interest and other (2)	71	58
Ending balance at original discount rate	11,019	10,595
Effect of discount rate assumptions	(1,381)	(1,378)
Ending balance (4)	$9,638	$9,217

Liability for future policy benefits	$391	$399
Other (5)	216	202
Total liability for future policy benefits (6)(7)	$607	$601
(1)Includes future policy benefits amounts classified as liabilities of businesses held for sale.
(2)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(3)As of March 31, 2024 and March 31, 2023 undiscounted expected future gross premiums were $19.0 billion and $17.6 billion, respectively. As of March 31, 2024 and March 31, 2023 discounted expected future gross premiums were $13.3 billion and $12.5 billion, respectively.
(4)As of March 31, 2024 and March 31, 2023, undiscounted expected future policy benefits were $13.6 billion and $12.8 billion, respectively.
(5)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(6)$72 million and $154 million reported in Reinsurance recoverables in the Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023, respectively, relate to the liability for future policy benefits. Additionally, $81 million of reinsurance recoverables are reported in assets of businesses held for sale in the Consolidated Balance Sheets as of March 31, 2024.
(7)Includes $427 million of future policy benefits classified as liabilities of businesses held for sale in the Consolidated Balance Sheets as of March 31, 2024.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	March 31, 2024	March 31, 2023
Interest accretion rate	5.64%	5.64%
Current discount rate	5.16%	4.95%
Weighted average duration	11.3 years	11.7 years

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

Future policy benefits for Other Operations includes deferred profit liability of $379 million as of March 31, 2024 and $392 million as of March 31, 2023. Future policy benefits excluding deferred profit liability were $3.1 billion as of March 31, 2024 and $3.2 billion as of each of December 31, 2023, March 31, 2023, and December 31, 2022. The change in future policy benefits reserves year-to-date was primarily driven by benefit payments, as well as changes in the current discount rate. Undiscounted expected future policy benefits were $4.4 billion as of March 31, 2024 and $4.6 billion as of March 31, 2023. As of both March 31, 2024 and March 31, 2023, $1.0 billion of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.5 billion as of March 31, 2024 and December 31, 2023 and $6.7 billion as of March 31, 2023 and December 31, 2022. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of March 31, 2024, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.33%, $3.0 billion and $2.8 billion, respectively. The comparative amounts as of March 31, 2023 were 3.25%, $3.2 billion and $2.8 billion, respectively. More than 99% of the $4.0 billion liability as of March 31, 2024 and the $4.1 billion liability as of March 31, 2023 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion represented contracts with policies at the guarantee. At both of these same period ends, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.6 billion as of March 31, 2024 and $1.7 billion as of March 31, 2023 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. More than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
E.Market Risk Benefits
Liabilities for market risk benefits consist of variable annuity reinsurance contracts in Other Operations. These liabilities arise under annuities and riders to annuities written by ceding companies that guarantee the benefit received at death and, for a subset of policies, also provide contractholders the option, within 30 days of a policy anniversary after the appropriate waiting period, to elect minimum income payments. The Company's capital market risk exposure on variable annuity reinsurance contracts arises when the reinsured guaranteed minimum benefit exceeds the contractholder's account value in the related underlying mutual funds at the time the insurance benefit is payable under the respective contract. The Company receives and pays premium periodically based on the terms of the reinsurance agreements.

Market risk benefits activity was as follows:

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Balance, beginning of year	$1,003	$1,268
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,085	1,379
Changes due to expected run-off	(3)	(6)
Changes due to capital markets versus expected	(113)	(41)
Changes due to policyholder behavior versus expected	(14)	6
Assumption changes	—	(33)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	955	1,305
Nonperformance risk (own credit risk), end of period	(64)	(85)
Balance, end of period	$891	$1,220
Reinsured market risk benefit, end of period	$951	$1,301

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

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2024	March 31, 2023
Net amount at risk	$1,441	$2,183
Average attained age of contractholders (weighted by exposure)	77.7 years	75.4 years

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
The Company's reinsurance recoverables as of March 31, 2024 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (1)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (2)	$—	$—	$85	$85
BBB- to BBB+ equivalent current credit ratings (2)	—	—	60	60
Not rated	145	7	188	340
Total recoverables related to ongoing operations	145	7	333	485
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,619	—	2,619
Empower Annuity Insurance Company	—	—	128	128
Prudential Insurance Company of America	351	—	—	351
Life Insurance Company of North America	—	334	—	334
Other	167	23	14	204
Not rated	—	6	4	10
Total recoverables related to acquisition, disposition or run-off activities	518	2,982	146	3,646
Total reinsurance recoverables before market risk benefits	$663	$2,989	$479	$4,131
Allowance for uncollectible reinsurance				(35)
Market risk benefits				951
Total reinsurance recoverables (3)				$5,047
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by an NRSRO.
(3)Includes $166 million of current reinsurance recoverables that are reported in Other current assets and $209 million of reinsurance recoverables classified as assets of businesses held for sale.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.1 billion remaining at March 31, 2024. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	March 31, 2024	December 31, 2023	Collateral and Other Terms at March 31, 2024
Berkshire	$777	$873	100% were secured by assets in a trust.
Sun Life Assurance Company of Canada	79	92
Liberty Re (Bermuda) Ltd.	91	104	100% were secured by assets in a trust.
SCOR SE	27	31	75% were secured by a letter of credit.
Market risk benefits (2)	$974	$1,100
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes incurred but not reported ("IBNR") and outstanding claims of $23 million as of March 31, 2024 and $19 million as of December 31, 2023. These amounts are excluded from market risk benefits at of March 31, 2024 in Note 9 and Note 10A to the Consolidated Financial Statements.

The impact of nonperformance risk (i.e., the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the three months ended March 31, 2024 and March 31, 2023.

Note 11 – Investments

The Cigna Group's investment portfolio consists of a broad range of investments including debt securities, equity securities, commercial mortgage loans, policy loans, other long-term investments, short-term investments and derivative financial instruments. The sections below provide more detail regarding our investment balances and realized investment gains and losses. See Note 12 to the Consolidated Financial Statements for information about the valuation of the Company's investment portfolio. Further information about our accounting policies for investment assets can be found in Note 12 in the Company's 2023 Form 10-K.

The following table summarizes the Company's investments by category and current or long-term classification:

	March 31, 2024			December 31, 2023
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$604	$8,876	$9,480	$590	$9,265	$9,855
Equity securities	18	1,553	1,571	31	3,331	3,362
Commercial mortgage loans	197	1,365	1,562	182	1,351	1,533
Policy loans	—	1,186	1,186	—	1,211	1,211
Other long-term investments	—	4,301	4,301	—	4,181	4,181
Short-term investments	374	—	374	206	—	206
Total	$1,193	$17,281	$18,474	$1,009	$19,339	$20,348
Investments classified as assets of businesses held for sale (1)	(85)	(1,256)	(1,341)	(84)	(1,354)	(1,438)
Investments per Consolidated Balance Sheets	$1,108	$16,025	$17,133	$925	$17,985	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of March 31, 2024. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long-term investments.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of March 31, 2024:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$633	$619
Due after one year through five years	3,768	3,587
Due after five years through ten years	3,144	2,921
Due after ten years	2,186	2,000
Mortgage and other asset-backed securities	389	353
Total	$10,120	$9,480
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2024
Federal government and agency	$289	$—	$21	$(10)	$300
State and local government	37	—	2	(1)	38
Foreign government	354	—	8	(14)	348
Corporate	9,051	(50)	122	(682)	8,441
Mortgage and other asset-backed	389	—	—	(36)	353
Total	$10,120	$(50)	$153	$(743)	$9,480

December 31, 2023
Federal government and agency	$251	$—	$24	$(8)	$267
State and local government	37	—	2	(1)	38
Foreign government	355	—	10	(13)	352
Corporate	9,338	(33)	158	(630)	8,833
Mortgage and other asset-backed	398	—	1	(34)	365
Total	$10,379	$(33)	$195	$(686)	$9,855

Review of declines in fair value. Management reviews debt securities in an unrealized loss position to determine whether a credit loss allowance is needed based on criteria that include:
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

	March 31, 2024				December 31, 2023
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$562	$576	$(14)	232	$330	$338	$(8)	142
Below investment grade	133	137	(4)	253	161	170	(9)	135
More than one year
Investment grade	5,284	5,946	(662)	1,561	5,441	6,036	(595)	1,590
Below investment grade	598	661	(63)	367	701	775	(74)	486
Total	$6,577	$7,320	$(743)	2,413	$6,633	$7,319	$(686)	2,353

Equity Securities
The following table provides the values of the Company's equity security investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$647	$39	$656	$51
Equity securities with no readily determinable fair value	3,281	1,532	3,248	3,311
Total	$3,928	$1,571	$3,904	$3,362
We are a minority owner in VillageMD, a provider of primary, multi-specialty and urgent care services that is majority-owned by Walgreens Boots Alliance, Inc. These securities are included in equity securities with no readily determinable fair value in the above table. As of March 31, 2024, we determined our investment in VillageMD was impaired and wrote down the carrying value to an estimated fair value of $0.9 billion, resulting in a $1.8 billion loss recorded in Net realized investment losses in the Company's Consolidated Statements of Income.

Consistent with our strategy to invest in targeted startup and growth-stage companies in the health care industry, approximately 90% of our investments in equity securities are in the health care sector.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 12 in the Company's 2023 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	March 31, 2024			December 31, 2023
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$810	2.12		$802	2.13
60% to 79%	594	1.75		574	1.77
80% to 100%	158	0.63		157	0.65
Total	$1,562	1.81	64%	$1,533	1.82	64%

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

	Carrying Value as of
(In millions)	March 31, 2024	December 31, 2023
Real estate investments	$1,696	$1,606
Securities partnerships	2,423	2,400
Other	182	175
Total	$4,301	$4,181

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

As of March 31, 2024, there have been no material changes to the Company's derivative financial instruments. Please refer to the Company's 2023 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of March 31, 2024 and December 31, 2023. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

C.Realized Investment Gains and Losses

Net realized investment losses, before income taxes were $1,836 million for the three months ended March 31, 2024 and $56 million for the three months ended March 31, 2023. This increase was primarily driven by the impairment of equity securities in 2024. These amounts exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
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

For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 13 in the Company's 2023 Form 10-K.

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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Financial assets at fair value
Debt securities
Federal government and agency	$165	$130	$135	$137	$—	$—	$300	$267
State and local government	—	—	38	38	—	—	38	38
Foreign government	—	—	348	352	—	—	348	352
Corporate	—	—	8,072	8,432	369	401	8,441	8,833
Mortgage and other asset-backed	—	—	300	319	53	46	353	365
Total debt securities	165	130	8,893	9,278	422	447	9,480	9,855
Equity securities (1)	2	4	37	47	—	—	39	51
Short-term investments	—	—	374	206	—	—	374	206
Derivative assets	—	—	147	131	—	1	147	132
Financial liabilities at fair value
Derivative liabilities	$—	$—	$4	$4	$—	$—	$4	$4
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	March 31, 2024	December 31, 2023	Unobservable Input March 31, 2024	March 31, 2024		December 31, 2023
Debt securities
Corporate	$369	$401	Liquidity	55 - 1230 (280)	bps	70 - 1235 (310)	bps
Mortgage and other asset-backed securities	53	46	Liquidity	110 - 605 (280)	bps	95 - 640 (310)	bps
Total Level 3 debt securities	$422	$447

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

	Three Months Ended March 31,
(In millions)	2024	2023
Debt and Equity Securities
Beginning balance	$447	$447
(Losses) gains included in Shareholders' net (loss) income	(21)	1
(Losses) gains included in Other comprehensive loss	(3)	5
Purchases, sales and settlements
Purchases	—	4
Settlements	(14)	(9)
Total purchases, sales and settlements	(14)	(5)
Transfers into/(out of) Level 3
Transfers into Level 3	16	39
Transfers out of Level 3	(3)	(16)
Total transfers into/(out of) Level 3	13	23
Ending balance	$422	$471
Total (losses) gains included in Shareholders' net (loss) income attributable to instruments held at the reporting date	$(21)	$1
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$(4)	$5

Total gains and losses included in Shareholders' net (loss) income in the tables above are reflected in the Consolidated Statements of Income as Net realized investment losses and Net investment income.
Gains and losses included in Other comprehensive loss, net of tax in the tables above are reflected in Net unrealized appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2024 and 2023 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the three months ended March 31, 2024 and 2023 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Guaranteed separate accounts (See Note 16)	$230	$226	$339	$352	$—	$—	$569	$578
Non-guaranteed separate accounts (1)	158	158	5,794	5,797	229	217	6,181	6,172
Subtotal	$388	$384	$6,133	$6,149	$229	$217	6,750	6,750
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							666	680
Total							$7,416	$7,430
(1)Non-guaranteed separate accounts include $4.0 billion as of both March 31, 2024 and December 31, 2023 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of both March 31, 2024 and December 31, 2023.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2024 or 2023.

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

	Fair Value as of		Unfunded Commitment as of March 31, 2024	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	March 31, 2024	December 31, 2023
Securities partnerships	$412	$419	$252	Not applicable	Not applicable
Real estate funds	251	258	—	Quarterly	30 - 90 days
Hedge funds	3	3	—	Up to annually, varying by fund	30 - 90 days
Total	$666	$680	$252
As of March 31, 2024, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the three months ended March 31, 2024, our equity investment in VillageMD was written down to an estimated fair value of $0.9 billion resulting in an investment loss of $1.8 billion recorded in Net realized investment losses in the Company's Consolidated Statements of Income. For the three months ended March 31, 2023, impairments recognized requiring these assets to be measured at fair value were not material. Observable price changes for other equity securities with no readily determinable fair value were not material for the three months ended March 31, 2024 and March 31, 2023.

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

	Classification in Fair Value Hierarchy	March 31, 2024		December 31, 2023
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,451	$1,562	$1,430	$1,533
Long-term debt, including current maturities, excluding finance leases	Level 2	$29,806	$31,783	$28,033	$29,585

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of March 31, 2024 or December 31, 2023. The Company's involvement with variable interest entities for which it is not the primary beneficiary has not materially changed from December 31, 2023. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 14 in the Company's 2023 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 14 – Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) ("AOCI") includes net unrealized appreciation on securities and derivatives, change in discount rate and instrument-specific credit risk for certain long-duration insurance contractholder liabilities (Note 9 to the Consolidated Financial Statements), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net (loss) income in the same period that the related pre-tax AOCI reclassifications are recognized.

Shareholders' other comprehensive loss, net of tax, for the three months ended March 31, 2024 and March 31, 2023, is primarily attributable to the change in discount rates for certain long-duration liabilities (following the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023) and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Securities and Derivatives
Beginning balance	$171	$(332)
Unrealized appreciation on securities and derivatives	143	252
Tax (expense)	(39)	(54)
Net unrealized appreciation on securities and derivatives	104	198
Reclassification adjustment for losses (gains) included in Shareholders' net (loss) income (Net realized investment losses)	22	(5)
Reclassification adjustment for tax (benefit) expense included in Shareholders' net (loss) income	(5)	1
Net losses (gains) reclassified from AOCI to Shareholders' net (loss) income	17	(4)
Other comprehensive income, net of tax	121	194
Ending balance	$292	$(138)

	Three Months Ended March 31,
(In millions)	2024	2023
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(971)	$(256)
Current period change in discount rate for certain long-duration liabilities	(732)	(411)
Tax benefit	186	101
Net current period change in discount rate for certain long-duration liabilities	(546)	(310)
Current period change in instrument-specific credit risk for market risk benefits	(18)	(26)
Tax benefit	4	5
Net current period change in instrument-specific credit risk for market risk benefits	(14)	(21)
Other comprehensive (loss), net of tax	(560)	(331)
Ending balance	$(1,531)	$(587)

	Three Months Ended March 31,
(In millions)	2024	2023
Translation of foreign currencies
Beginning balance	$(149)	$(154)
Translation of foreign currencies	(24)	15
Tax (expense) benefit	(2)	1
Other comprehensive (loss) income, net of tax	(26)	16
Ending balance	$(175)	$(138)

	Three Months Ended March 31,
(In millions)	2024	2023
Postretirement benefits liability
Beginning balance	$(915)	$(916)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	8	13
Reclassification adjustment for tax (benefit) included in Shareholders' net (loss) income	(3)	(3)
Other comprehensive income, net of tax	5	10
Ending balance	$(910)	$(906)

	Three Months Ended March 31,
(In millions)	2024	2023
Total Accumulated other comprehensive loss
Beginning balance	$(1,864)	$(1,658)
Shareholders' other comprehensive (loss), net of tax	(460)	(111)
Ending balance	$(2,324)	$(1,769)

Note 15 – Income Taxes
Income Tax Expense
The effective tax rate for the three months ended March 31, 2024 increased due to a valuation allowance related to the impairment of equity securities, partially offset by a decrease related to the businesses held for sale and a decrease related to the release of tax reserves following a favorable state audit resolution. The 368.4% effective tax rate for the three months ended March 31, 2024 was higher than the 18.4% rate for the three months ended March 31, 2023.

As of March 31, 2024, we had approximately $664 million in deferred tax assets ("DTAs") associated with the impairment of equity securities, as well as unrealized investment losses that are partially recorded in Accumulated other comprehensive loss. A valuation allowance of $427 million, which drove the higher effective tax rate, was established in the three months ended March 31, 2024, almost entirely related to the impairment of equity securities. For the remainder of the DTAs, we have determined that a valuation allowance is not currently required based on the Company's ability to carry back losses and our ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any additional valuation allowance.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2024, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $410 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2024. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2024 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of March 31, 2024.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the three months ended March 31, 2024.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations, with alleged damages over $100 million. On November 1, 2023, the parties signed a settlement agreement pursuant to which Express Scripts agreed to resolve the service-related claims. The settlement agreement is not an admission of liability or fault by Express Scripts, the Company or its subsidiaries. Following the settlement, Elevance retains the right to appeal the pricing-related claims that were previously dismissed by the court and Express Scripts retains the ability to reassert its own pricing-related claims in the event any appeal by Elevance is successful. Elevance filed its Notice of Appeal of its pricing-related claims on December 12, 2023. Elevance filed its opening appellate brief on April 24, 2024.

Note 17 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income (loss) from operations as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets, and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended March 31,
	2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$37	$29	$1	$1
Loss (gain) on sale of businesses	19	(43)	—	—
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	17	—	—
Total impact from special items	$56	$3	$1	$1

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2024
Revenues from external customers	$44,886	$12,012	$66	$1	$56,965
Intersegment revenues	1,281	1,124	25	(2,430)
Net investment income	59	149	75	7	290
Total revenues	46,226	13,285	166	(2,422)	57,255
Net realized investment results from certain equity method investments	—	(8)	—	—	(8)
Adjusted revenues	$46,226	$13,277	$166	$(2,422)	$57,247
(Loss) income before income taxes	$(436)	$943	$18	$(446)	$79
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(77)	—	—	—	(77)
Net realized investment losses (1)	1,456	372	—	—	1,828
Amortization of acquired intangible assets	417	6	—	—	423
Special items
Integration and transaction-related costs	—	—	—	37	37
Loss on sale of businesses	—	19	—	—	19
Pre-tax adjusted income (loss) from operations	$1,360	$1,340	$18	$(409)	$2,309

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2023
Revenues from external customers	$34,511	$11,650	$79	$—	$46,240
Intersegment revenues	1,618	963	—	(2,581)
Net investment income	50	143	78	6	277
Total revenues	36,179	12,756	157	(2,575)	46,517
Net realized investment results from certain equity method investments	—	(38)	—	—	(38)
Adjusted revenues	$36,179	$12,718	$157	$(2,575)	$46,479
Income (loss) before income taxes	$918	$1,077	$21	$(415)	$1,601
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(42)	(1)	—	—	(43)
Net realized investment losses (gains) (1)	—	24	(6)	—	18
Amortization of acquired intangible assets	444	15	—	—	459
Special items
Integration and transaction-related costs	—	—	—	1	1
Pre-tax adjusted income (loss) from operations	$1,320	$1,115	$15	$(414)	$2,036
(1)Includes Net realized investment losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended March 31,
(In millions)	2024	2023
Products (Pharmacy revenues) (ASC 606)
Network revenues	$24,166	$15,748
Home delivery and specialty revenues	16,458	16,025
Other revenues	2,546	1,867
Total Evernorth Health Services	43,170	33,640
Total Other Operations	17	—
Intercompany eliminations	(1,151)	(1,496)
Total Pharmacy revenues	42,036	32,144
Insurance premiums (ASC 944)
Cigna Healthcare (1)
U.S. Healthcare
Employer insured	4,393	4,080
Medicare Advantage	2,287	2,236
Stop loss	1,668	1,503
Individual and Family Plans	1,040	1,208
Other	1,258	1,117
U.S. Healthcare	10,646	10,144
International Health	885	786
Total Cigna Healthcare	11,531	10,930
Other	48	79
Intercompany eliminations	24	16
Total Premiums	11,603	11,025
Services (Fees) (ASC 606)
Evernorth Health Services	2,943	2,499
Cigna Healthcare	1,571	1,606
Other Operations	25	1
Other revenues	90	66
Intercompany eliminations	(1,303)	(1,101)
Total Fees and other revenues	3,326	3,071
Total revenues from external customers	$56,965	$46,240
(1)Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Information presented for the three months ended March 31, 2023 has been restated to conform to the new operating segment presentation.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.9 billion as of March 31, 2024 and $1.6 billion as of December 31, 2023.

Major customers. Revenues from a single pharmacy benefit client were approximately 15% of consolidated revenues for the three months ended March 31, 2024. These amounts were reported in the Evernorth Health Services segment.

Additionally, revenues from U.S. Federal Government agencies, under a number of contracts, were approximately 13% of consolidated revenues for the three months ended March 31, 2024. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments. See Note 25 in the Company's 2023 Form 10-K for prior year revenue concentration information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2024, compared with December 31, 2023 and our results of operations for the three months ended March 31, 2024, compared with the same period last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2023 Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in our 2023 Form 10-K for additional information regarding the Company's significant accounting policies and see Note 2 to the Consolidated Financial Statements in this Form 10-Q for updates to those policies resulting from adopting new accounting guidance, if any. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

In this MD&A, our consolidated measures "adjusted income from operations," earnings per share on that same basis and "adjusted revenues" are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures of "shareholders' net income (loss)," "earnings per share" and "total revenues." We also use pre-tax adjusted income (loss) from operations and adjusted revenues to measure the results of our segments.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income (loss) (or income (loss) before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net realized investment results, amortization of acquired intangible assets, and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income (loss). See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income (loss).
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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learning; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors in our 2023 Form 10-K, Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our") is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Part 1, Item 1, "Business" of our 2023 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2024	2023	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$46,226	$36,179	28%
Cigna Healthcare	13,277	12,718	4
Other Operations	166	157	6
Corporate, net of eliminations	(2,422)	(2,575)	(6)
Adjusted revenues	57,247	46,479	23
Net realized investment results from certain equity method investments	8	38	(79)
Total revenues	$57,255	$46,517	23%
Shareholders' net (loss) income	$(277)	$1,267	N/M %
Adjusted income from operations	$1,875	$1,618	16%
Earnings per share (diluted)
Shareholders' net (loss) income	$(0.97)	$4.24	N/M %
Adjusted income from operations	$6.47	$5.41	20%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,360	$1,320	3%
Cigna Healthcare	1,340	1,115	20
Other Operations	18	15	20
Corporate, net of eliminations	(409)	(414)	(1)
Consolidated pre-tax adjusted income from operations	2,309	2,036	13
Income attributable to noncontrolling interests	77	43	79
Net realized investment (losses) (1)	(1,828)	(18)	N/M
Amortization of acquired intangible assets	(423)	(459)	(8)
Special items	(56)	(1)	N/M
Income before income taxes	$79	$1,601	(95)%
(1)Includes Net realized investment losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Change
Pharmacy revenues	$42,036	$32,144	31%
Premiums	11,603	11,025	5
Fees and other revenues	3,326	3,071	8
Net investment income	290	277	5
Total revenues	57,255	46,517	23
Pharmacy and other service costs	41,431	31,459	32
Medical costs and other benefit expenses	9,440	9,046	4
Selling, general and administrative expenses	3,705	3,538	5
Amortization of acquired intangible assets	423	459	(8)
Total benefits and expenses	54,999	44,502	24
Income from operations	2,256	2,015	12
Interest expense and other	(322)	(358)	(10)
(Loss) on sale of businesses	(19)	—	N/M
Net realized investment losses	(1,836)	(56)	N/M
Income before income taxes	79	1,601	(95)
Total income taxes	291	295	(1)
Net (loss) income	(212)	1,306	N/M
Less: Net income attributable to noncontrolling interests	65	39	67
Shareholders' net (loss) income	$(277)	$1,267	N/M	%
Consolidated effective tax rate	368.4%	18.4%	N/M	bps
Medical customers (in thousands)	19,184	19,473	(1)%

Reconciliation of Shareholders' Net Income (Loss) (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net (loss) income		$(277)		$1,267
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$1,828	1,827	$18	6
Amortization of acquired intangible assets	423	322	459	344
Special items
Integration and transaction-related costs	37	29	1	1
Loss (gain) on sale of businesses	19	(43)	—	—
Deferred tax expenses, net	—	17	—	—
Total special items	$56	3	$1	1
Adjusted income from operations		$1,875		$1,618
(1)Includes Net realized investment losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Reconciliation of Shareholders' Net Income (Loss) (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2024		2023
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net (loss) income (1)		$(0.97)		$4.24
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (2)	$6.31	6.31	$0.06	0.02
Amortization of acquired intangible assets	1.46	1.10	1.54	1.15
Special items
Integration and transaction-related costs	0.12	0.10	—	—
Loss (gain) on sale of businesses	0.07	(0.15)	—	—
Deferred tax expenses, net	—	0.06	—	—
Total special items	$0.19	0.01	$—	—
Adjusted income from operations (3)		$6.47		$5.41
(1)For the three months ended March 31, 2024, due to the anti-dilutive effect resulting from the Shareholders' net loss for the period, the impact of potentially dilutive securities has been excluded from the calculation of weighted average shares for the calculation of diluted Shareholders’ net loss per share. Weighted average common shares outstanding used to calculate diluted Shareholders’ net loss per share for the three months ended March 31, 2024 were 286,465 thousand.
(2)Includes Net realized investment losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.
(3)For the three months ended March 31, 2024, due to the adjusted income from operations, the number of weighted average shares used to calculate Adjusted income from operations per share reflects the dilution caused by outstanding stock options, unvested restricted stock grants and units and strategic performance shares. Weighted average common shares outstanding used to calculate Adjusted income from operations per share for the three months ended March 31, 2024 were 289,717 thousand.

Commentary: Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
The commentary presented below, and in the segment discussions that follow, compare results for the three months ended March 31, 2024 with results for the three months ended March 31, 2023.

Shareholders' net loss for the three months ended March 31, 2024 was driven by the impairment of equity securities (see Note 11 to the Consolidated Financial Statements for further discussion), offset by adjusted income from operations.
Adjusted income from operations increased 16%, primarily driven by higher earnings in our Cigna Healthcare and Evernorth Health Services segments.
Medical customers decreased 1%, primarily reflecting a decline in fee-based and Individual and Family Plans customers. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion.
Pharmacy revenues increased 31%, primarily reflecting the onboarding of Centene Corporation ("Centene") at the beginning of 2024. See the "Segment Reporting - Evernorth Health Services Segment" section of this MD&A for further discussion.
Premiums increased 5% reflecting higher premium rates in Cigna Healthcare due to anticipated underlying medical costs and business mix. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion.
Fees and other revenues increased 8%, primarily reflecting client growth from our continued affordability services within Evernorth Health Services.
Net investment income increased 5%, primarily due to growth in average assets. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 32%, primarily reflecting the onboarding of Centene at the beginning of 2024.
Medical costs and other benefit expenses increased 4%, primarily reflecting medical cost trend in Cigna Healthcare.
Selling, general and administrative expenses increased 5%, primarily driven by planned investments related to the onboarding costs of new clients and continued advancement of our digital capabilities and care solutions in Evernorth Health Services.
Interest expense and other decreased 10%, primarily reflecting lower pension costs.

Realized investment results for the three months ended March 31, 2024 primarily reflects the impairment of equity securities. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate increased substantially driven by a valuation allowance related to the impairment of equity securities, partially offset by a decrease related to the businesses held for sale and a decrease related to the release of tax reserves following a favorable state audit resolution.

Developments

Sale of Medicare Advantage and Related Businesses
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC"), subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025 and provide approximately $3.7 billion in transaction value, which consists primarily of cash. See Note 5 to the Consolidated Financial Statements for further information.
Medicare Advantage Rates

On April 1, 2024, Centers for Medicare and Medicaid Services ("CMS") released the final Calendar Year 2025 Medicare Advantage Program and Part D Payment Policies (the "2025 Final Notice"). The Final Notice reflects no change from the January 31, 2024 advance notice. We do not expect the final rates to have a material impact on our consolidated results of operations in 2025.

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
Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 22 to the Consolidated Financial Statements in our 2023 Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

With respect to our investment portfolio, we support the liquidity needs of our businesses by managing the duration of assets to be consistent with the duration of liabilities. We manage the portfolio to both optimize returns in the current economic environment and meet our liquidity needs.

Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Operating activities	$4,840	$5,028
Investing activities	$(495)	$(2,983)
Financing activities	$(2,529)	$(37)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2024 compared with the same period in 2023.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows decreased for the three months ended March 31, 2024 due to the absence of an early CMS payment received in March 2023 and the timing of payments for accrued liabilities. This decrease is partially offset by the favorable net cash flow impacts of onboarding new clients.
Investing activities
The decrease in cash used in investing activities during the three months ended March 31, 2024 was due to lower investments in equity securities.
Financing activities
The Company had higher share repurchases including from the ASR Agreements (described below), partially offset by net debt inflows. These factors resulted in an increase in cash used in financing activities in 2024.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S. regulated subsidiaries were $0.6 billion for the three months ended March 31, 2024 and $0.3 billion for the three months ended March 31, 2023. Non-regulated subsidiaries also generate significant cash flows from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. The Cigna Group maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $884 million outstanding at March 31, 2024.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.
As of March 31, 2024, The Cigna Group's revolving credit agreements include: a $4.0 billion five-year revolving credit and letter of credit agreement that expires in April 2028; and a $1.0 billion 364-day revolving credit agreement that expires in April 2024.
As of March 31, 2024, we had $5.0 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $4.1 billion of remaining capacity under our commercial paper program and $8.8 billion in cash and short-term investments, approximately $1.4 billion of which was held by the parent company or certain non-regulated subsidiaries.
In April 2024, The Cigna Group replaced our existing revolving credit agreements, discussed above, and entered into the following revolving credit agreements: a $5.0 billion five-year revolving credit and letter of credit agreements that expire in April 2029; and a $1.5 billion 364-day revolving credit agreement that expires in April 2025. The increase in the aggregate size of our revolving credit agreements from $5.0 billion to $6.5 billion will provide enhanced liquidity to support the continued growth of our business.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 44.3% at March 31, 2024 and 40.1% at December 31, 2023 primarily reflecting timing of debt issuance, in part due to the Accelerated Share Repurchase ("ASR") agreements.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.6 billion from its subsidiaries without further approvals as of March 31, 2024.
Use of Capital Resources

Debt Issuance and Debt Tender Offers. In February 2024, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to complete the repurchase of a total of $1.8 billion in aggregate principal amount of existing senior notes tendered to the Company pursuant to cash tender offers. We used the remaining net proceeds to fund the repayment of our senior notes which matured in March 2024 and for general corporate purposes, which may include repayment of indebtedness and repurchases of shares of our common stock.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.3 billion in the three months ended March 31, 2024 compared to $0.4 billion in the three months ended March 31, 2023. Anticipated capital expenditures will be funded primarily from operating cash flows.
Dividends. The Cigna Group declared and paid quarterly cash dividends of $1.40 per share of its common stock during the first quarter of 2024, compared to quarterly cash dividends of $1.23 per share during the first quarter of 2023. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On April 24, 2024, the Board of Directors declared the second quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on June 20, 2024 to shareholders of record on June 4, 2024. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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

We repurchased 10.1 million shares for approximately $3.4 billion during the three months ended March 31, 2024, compared to 3.2 million shares for approximately $1.0 billion during the three months ended March 31, 2023. During the three months ended March 31, 2024, $640 million was also paid related to the ASR stock hold-back which will settle in the second quarter of 2024. See further discussion of ASR below. We expect to repurchase $5.0 billion of common stock in the first half of 2024, which includes shares repurchased under the ASR.

In February 2024, as part of our share repurchase program, we entered into separate ASR agreements ("ASR agreements") with Deutsche Bank AG and Bank of America, N.A. (collectively, the "Counterparties") to repurchase $3.2 billion of common stock in aggregate. We remitted $3.2 billion to the Counterparties and received an initial delivery of approximately 7.6 million shares of our common stock on February 15, 2024, representing $2.6 billion of the total remitted. We expect final settlement under the ASR agreements to occur in the second quarter of 2024. See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.

Other Sources of Funds and Uses of Capital Resources

Divestiture. In January 2024, we entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to HCSC, subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025 and provide approximately $3.7 billion in transaction value, which consists primarily of cash. Following the completion of the sale, we anticipate use of the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

Risks to Liquidity and Capital Resources

Risks to our liquidity and capital resources outlook include cash projections that may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of our 2023 Form 10-K. Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 16 to the Consolidated Financial Statements for discussion of various guarantees.

Due to the issuance and repurchase of certain senior notes in the three months ended March 31, 2024, we have updated long-term debt obligations as of March 31, 2024 compared to those previously provided in our 2023 Form 10-K. See Note 7 to the Consolidated Financial Statements for discussion of these debt activities. There have been no material changes to other information presented in our guarantees and contractual obligations set forth in our 2023 Form 10-K.
On balance sheet:
•Long-term debt
◦Total scheduled payments on long-term debt are $50.3 billion through February 2054, which include scheduled interest payments and maturities of long-term debt.
◦We expect $1.8 billion of long-term debt payments (including scheduled interest payments) to be paid for the remainder of 2024.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented in our 2023 Form 10-K. We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2023 Form 10-K. As of March 31, 2024, there were no significant changes to the critical accounting estimates from what was reported in our 2023 Form 10-K.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments.
See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 17 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income (loss) before income taxes to pre-tax adjusted income (loss) from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 17 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present "pre-tax adjusted margin," defined as pre-tax adjusted income (loss) from operations divided by adjusted revenues.
Evernorth Health Services Segment
Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, within our Pharmacy Benefit Services and Specialty and Care Services operating segments. See Note 1 to our Consolidated Financial Statements for further discussion of these two operating segments. As described in the introduction to Segment Reporting, Evernorth Health Services' performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.

The key factors that impact Evernorth Health Services' Pharmacy Benefit Services and Specialty and Care Services revenues and income from operations are volume, mix of claims, price, contract affordability services, specialty distribution customer growth and client growth. These key factors are discussed further below. Certain of the key factors impact both operating segments as services are offered through an integrated client contract. See Note 2 to the Consolidated Financial Statements included in our 2023 Form 10-K for additional information on revenue and cost recognition policies for this segment.

Pharmacy Benefit Services and Specialty and Care Services key factors:
•Pharmacy claim volume relates to processing prescription claims filled by retail pharmacies in our network and from dispensing prescription claims from our home delivery and specialty pharmacies and other claims. As our clients' prescriptions claim volumes increase or decrease, our results correspondingly increase or decrease.
•The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. In addition to the types of drugs, the mix of generic claims also impacts our results. Generally, a higher mix of generic drugs reduces revenues, as generic drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic drugs is incrementally lower than the price charged to our clients, a higher mix of generic drugs generally has a favorable impact on our income from operations.
•Pharmaceutical manufacturer inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients continues to be a significant driver of our revenues and cost of revenues in the current environment.
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

Specialty and Care Services key factors:
•Customer growth and higher volume in our specialty distribution services where we deliver pharmaceuticals and medical supplies directly to health care providers, clinics and hospitals, primarily to physicians who regularly order costly specialty pharmaceuticals. This business provides competitive pricing on pharmaceuticals and medical supplies and leverages our distribution platform to improve our results.
•Client growth in our Care Delivery and Management Solutions, through our virtual care, in-home care, physical primary care, benefits management, and behavioral health services, as we expand our businesses and build upon our cross-enterprise leverage.

In this MD&A, we present revenues and gross profit, as well as adjusted revenues, adjusted gross profit and pre-tax adjusted income from operations, consistent with our segment reporting metrics, which exclude special items.

Results of Operations

Financial Summary
	Three Months Ended March 31,
(Dollars in millions)	2024	2023	Change
Total revenues	$46,226	$36,179	28%
Adjusted revenues (1)	$46,226	$36,179	28%
Pharmacy and other service costs	$43,838	$33,973	29%
Gross profit (2)	$2,388	$2,206	8%
Adjusted gross profit (1),(2)	$2,388	$2,206	8%
Pre-tax adjusted income from operations	$1,360	$1,320	3%
Pre-tax adjusted margin	2.9%	3.6%	(70)	bps
Adjusted expense ratio (3)	2.1%	2.3%	(20)	bps
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

In this selected financial information, we present adjusted revenues and pre-tax income from operations by our two operating segments, Pharmacy Benefit Services and Specialty and Care Services.

Selected Financial Information
	Three Months Ended March 31,		Change
(Dollars and adjusted scripts in millions)	2024	2023
Total adjusted revenues
Pharmacy Benefit Services	$26,095	$18,209	43%
Specialty and Care Services	20,072	17,920	12
Net investment income	59	50	18
Total adjusted revenues	$46,226	$36,179	28%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$513	$512	—%
Specialty and Care Services	788	758	4
Net investment income	59	50	18
Total pre-tax adjusted income from operations	$1,360	$1,320	3%
Pharmacy claim volume (1)	513	381	35%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Adjusted revenues increased 28%, reflecting higher claims volume, primarily due to our collaboration with Centene beginning January 1, 2024; inflation on branded drugs; and higher volume from Specialty and Care Services, primarily our Curascript Specialty Distribution business. This increase was partially offset by claims mix.

Gross profit increased 8%, reflecting continued affordability improvements and growth in Specialty and Care Services businesses.

Pre-tax adjusted income from operations increased 3%, reflecting growth in Specialty and Care Services businesses and continued affordability improvements. This increase was partially offset by planned investments related to the onboarding costs of new clients, including Centene, and continued advancement of our digital capabilities and care solutions.

The adjusted expense ratio decreased 20 bps, reflecting higher revenues, partially offset by planned investments related to the onboarding costs of new clients, including Centene, and continued advancement of our digital capabilities and care solutions.

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
In January 2024, we entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation, subject to applicable regulatory approvals and other customary closing conditions. See Note 5 to the Consolidated Financial Statements for further information.
Results of Operations

Financial Summary
	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023
Adjusted revenues	$13,277	$12,718	4%
Pre-tax adjusted income from operations	$1,340	$1,115	20%
Pre-tax adjusted margin	10.1%	8.8%	130	bps
Medical care ratio	79.9%	81.3%	(140)	bps
Adjusted expense ratio	20.5%	21.4%	(90)	bps
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
Adjusted revenues increased 4%, primarily reflecting higher premium rates due to expected increases in underlying medical costs and business mix.
Pre-tax adjusted income from operations increased 20%, primarily due to a lower medical care ratio and a lower adjusted expense ratio.
The medical care ratio decreased 140 bps, primarily due to a lower U.S. Healthcare medical care ratio, reflecting effective pricing execution and affordability initiatives, as well as business mix within the Individual and Family Plans business.
The adjusted expense ratio decreased 90 bps, primarily due to revenue growth outpacing volume-related expenses as well as efficiencies from disciplined expense management.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or administrative services agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of March 31,
(In thousands)	2024	2023	Change
U.S. Healthcare	3,947	4,055	(3)
International Health (1)	1,189	1,150	3
Insured	5,136	5,205	(1)%
U.S. Healthcare	13,615	13,814	(1)
International Health (1)	433	454	(5)
Administrative services only	14,048	14,268	(2)
Total	19,184	19,473	(1)%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 1%, primarily driven by a decrease in National Accounts, Individual and Family Plans and Middle Market segment customers, partially offset by customer growth within the Select market segment.

See Part I, Item 1 of our 2023 Form 10-K for definitions of Cigna Healthcare's market segments. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Medical Customer information presented as of March 31, 2023 has been restated to conform to the new operating segment presentation.

Unpaid Claims and Claim Expenses

	As of March 31,	As of December 31,
(In millions)	2024	2023	Change
Unpaid claims and claim expenses – Cigna Healthcare	$5,863	$5,092	15%
Our unpaid claims and claim expenses liability increased 15%, driven by claim submission and payment process disruptions related to a third-party cyber incident and stop loss seasonality, partially offset by a decrease in Individual and Family Plans customers.

Other Operations
Other Operations includes corporate owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. See Note 1 to the Consolidated Financial Statements for additional information regarding these operations. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023
Adjusted revenues	$166	$157	6%
Pre-tax adjusted income from operations	$18	$15	20%
Pre-tax adjusted margin	10.8%	9.6%	120	bps

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

Financial Summary	Three Months Ended March 31,		Change
(In millions)	2024	2023
Pre-tax adjusted loss from operations	$(409)	$(414)	(1)%

Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
Pre-tax adjusted loss from operations decreased primarily due to lower pension costs.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	March 31, 2024	December 31, 2023
Debt securities	$9,480	$9,855
Equity securities	1,571	3,362
Commercial mortgage loans	1,562	1,533
Policy loans	1,186	1,211
Other long-term investments	4,301	4,181
Short-term investments	374	206
Total	$18,474	$20,348
Investments classified as assets of businesses held for sale (1)	(1,341)	(1,438)
Investments per Consolidated Balance Sheets	$17,133	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of March 31, 2024 and December 31, 2023. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long-term investments.

Investment Outlook
Although portfolio impact has been limited to date, we continue to actively monitor geopolitical events and economic conditions and their potential impact on the investment portfolio, including expectations for a longer period of higher inflation and interest rates, the potential for a recession, and ongoing conflict in Europe and the Middle East. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. The following discussion addresses the strategies and risks associated with our various classes of investment assets. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity.

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

The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	March 31, 2024	December 31, 2023
Federal government and agency	$300	$267
State and local government	38	38
Foreign government	348	352
Corporate	8,441	8,833
Mortgage and other asset-backed	353	365
Total	$9,480	$9,855

The carrying value of our debt securities portfolio decreased during the three months ended March 31, 2024, reflecting net sales activity and a valuation decrease due to rising market interest rates. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the last several quarters. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of March 31, 2024, $8.1 billion, or 85%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.4 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
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
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Primary risks facing many of the issuers in our portfolio include on-going geopolitical events and economic conditions, including expectations for a longer period of higher inflation and interest rates. To date, most issuers have been successful in managing these issues without a meaningful change in credit quality. We continue to monitor the economic environment and its effect on our portfolio and consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of March 31, 2024, our $1.6 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of March 31, 2024. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
Loans are secured by high quality commercial properties, located in strong institutional markets and are generally made at approximately 60% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.
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
Other Long-term Investments
Other long-term investments of $4.3 billion as of March 31, 2024 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 100 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 4% of our securities and real estate limited partnership portfolio.
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

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Following the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023, changes in discount rates have resulted in accumulated other comprehensive losses and a corresponding decline in the investment reported in our Consolidated Balance Sheets. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $12.7 billion as of March 31, 2024. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of March 31, 2024.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk and equity price risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section of our 2023 Form 10-K.

As of March 31, 2024, there was an increase in our interest rate risk due to an increase in the fair value of our long-term debt since December 31, 2023. In the event of a 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.0 billion at March 31, 2024 compared to approximately $1.8 billion at December 31, 2023.

As of March 31, 2024, there was a decline in our equity price risk exposure due to the impairment of equity securities. If the market price for all equity securities declined by 10%, the fair value of the Company's equity securities would decrease by approximately $0.2 billion as of March 31, 2024, compared to approximately $0.3 billion at December 31, 2023. See Note 11 to the Consolidated Financial Statements for more information regarding the impairment in equity securities.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption "Market Risk" in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference.
Item 4. CONTROLS AND PROCEDURES
Based on an evaluation of the effectiveness of The Cigna Group's disclosure controls and procedures conducted under the supervision and with the participation of The Cigna Group's management (including The Cigna Group's Chief Executive Officer and Chief Financial Officer), The Cigna Group's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, The Cigna Group's disclosure controls and procedures are effective to ensure that information required to be disclosed by The Cigna Group in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to The Cigna Group's management (including The Cigna Group's Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended March 31, 2024:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
January 1-31, 2024	253,716	$303.91	253,748	$11,229
February 1-29, 2024	9,832,165	(1)	9,828,122	$7,284
March 1-31, 2024	336,493	$336.19	—	$7,284
Total	10,422,374	(1)	10,081,870	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered (32) shares in January, 4,043 shares in February and 336,493 shares in March 2024. Amount purchased in February 2024 also reflects the initial delivery of 7.6 million shares pursuant to the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2. Such repurchase was made pursuant to the Company's share repurchase program described in note (2) below. Average price paid per share for the period February 1-29, 2024 for shares not purchased pursuant to the accelerated share repurchase agreements ("ASR agreements") was $331.54.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In February 2024, as part of our share repurchase program, we entered into ASR agreements to repurchase $3.2 billion of common stock in aggregate. In February 2024, we received an initial delivery of approximately 7.6 million shares of our common stock representing $2.6 billion of the total $3.2 billion remitted. Remaining share repurchase authority was $7.3 billion as of May 1, 2024. See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the quarter ended March 31, 2024, the following 10b5-1 director and officer trading plan arrangement changes occurred:
1.On February 9, 2024, Noelle Eder, Executive Vice President, Global Chief Information Officer of The Cigna Group, adopted a 10b5-1 plan. Ms. Eder's plan provides for the sale of up to 8,179 shares of The Cigna Group common stock and the exercise of vested stock options and the associated sale of up to 6,408 shares of The Cigna Group common stock through February 28, 2025.
2.On February 15, 2024, Brian Evanko, Executive Vice President, Chief Financial Officer of The Cigna Group and President and Chief Executive Officer, Cigna Healthcare, adopted a 10b5-1 plan. Mr. Evanko's plan provides for the exercise of vested stock options and the associated sale of up to 17,924 shares of The Cigna Group common stock through February 10, 2025.
3.On February 16, 2024, Eric Palmer, Executive Vice President, Enterprise Strategy of The Cigna Group and President and Chief Executive Officer, Evernorth Health Services, adopted a 10b5-1 plan. Mr. Palmer's plan provides for the sale of up to 4,993 shares of The Cigna Group common stock and the exercise of vested stock options and the associated sale of up to 17,530 shares of The Cigna Group common stock through February 10, 2025.

4.On March 13, 2024, Elder Granger, Director, adopted a 10b5-1 plan. Mr. Granger's plan provides for the exercise of vested stock options and the associated sale of up to 1,547 shares of The Cigna Group common stock through September 16, 2024.
These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and the Company's policies regarding insider transactions.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
4.1	Supplemental Indenture No. 7, dated as of February 13, 2024, between The Cigna Group and U.S. Bank Trust Company, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on February 13, 2024 and incorporated herein by reference.
10.1	Offer Letter for Eric P. Palmer dated January 16, 2024	Filed by the registrant as Exhibit 10.23 to the Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference.
10.2	Offer letter for Brian Evanko dated January 16, 2024	Filed by the registrant as Exhibit 10.26 to the Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2024

THE CIGNA GROUP

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer and Authorized Signatory)