Form 10-Q
period 2024-06-30
Cigna Group
filed 2024-08-01
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 26, 2024, 279,548,797 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Revenues
Pharmacy revenues	$45,101	$33,964	$87,137	$66,108
Premiums	11,454	11,039	23,057	22,064
Fees and other revenues	3,647	3,305	6,973	6,376
Net investment income	321	278	611	555
TOTAL REVENUES	60,523	48,586	117,778	95,103
Benefits and expenses
Pharmacy and other service costs	44,492	33,442	85,923	64,901
Medical costs and other benefit expenses	9,515	9,034	18,955	18,080
Selling, general and administrative expenses	3,684	3,434	7,389	6,972
Amortization of acquired intangible assets	420	455	843	914
TOTAL BENEFITS AND EXPENSES	58,111	46,365	113,110	90,867
Income from operations	2,412	2,221	4,668	4,236
Interest expense and other	(375)	(363)	(697)	(721)
Loss on sale of businesses	—	—	(19)	—
Net realized investment (losses) gains	(48)	26	(1,884)	(30)
Income before income taxes	1,989	1,884	2,068	3,485
TOTAL INCOME TAXES	360	374	651	669
Net income	1,629	1,510	1,417	2,816
Less: Net income attributable to noncontrolling interests	81	50	146	89
SHAREHOLDERS’ NET INCOME	$1,548	$1,460	$1,271	$2,727
Shareholders' net income per share
Basic	$5.51	$4.96	$4.48	$9.24
Diluted	$5.45	$4.92	$4.43	$9.15

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$1,629	$1,510	$1,417	$2,816
Other comprehensive income (loss), net of tax
Net unrealized appreciation on securities and derivatives	108	20	229	214
Net long-duration insurance and contractholder liabilities measurement adjustments	(212)	(117)	(772)	(448)
Net translation (losses) on foreign currencies	(5)	(19)	(31)	(3)
Postretirement benefits liability adjustment	(9)	7	(4)	17
Other comprehensive loss, net of tax	(118)	(109)	(578)	(220)
Total comprehensive income	1,511	1,401	839	2,596

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	—	45	—	79
Net income attributable to other noncontrolling interests	81	5	146	10
Total comprehensive income attributable to noncontrolling interests	81	50	146	89
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,430	$1,351	$693	$2,507

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of June 30,	As of December 31,
(In millions)	2024	2023
Assets
Cash and cash equivalents	$6,788	$7,822
Investments	1,068	925
Accounts receivable, net	25,111	17,722
Inventories	5,173	5,645
Other current assets	2,664	2,169
Assets of businesses held for sale	5,411	3,068
Total current assets	46,215	37,351
Long-term investments	15,944	17,985
Reinsurance recoverables	4,595	4,835
Property and equipment	3,551	3,695
Goodwill	44,258	44,259
Other intangible assets	30,176	30,863
Other assets	3,276	3,421
Separate account assets	7,431	7,430
Assets of businesses held for sale, non-current	—	2,922
TOTAL ASSETS	$155,446	$152,761
Liabilities
Current insurance and contractholder liabilities	$5,616	$5,514
Pharmacy and other service costs payable	27,503	19,815
Accounts payable	9,275	8,553
Accrued expenses and other liabilities	9,003	9,955
Short-term debt	1,717	2,775
Liabilities of businesses held for sale	2,259	2,104
Total current liabilities	55,373	48,716
Non-current insurance and contractholder liabilities	10,449	10,904
Deferred tax liabilities, net	6,953	7,173
Other non-current liabilities	3,538	3,441
Long-term debt	30,175	28,155
Separate account liabilities	7,431	7,430
Liabilities of businesses held for sale, non-current	—	591
TOTAL LIABILITIES	113,919	106,410
Contingencies — Note 16
Redeemable noncontrolling interests	—	107
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,048	30,669
Accumulated other comprehensive loss	(2,442)	(1,864)
Retained earnings	42,132	41,652
Less: Treasury stock, at cost	(29,410)	(24,238)
TOTAL SHAREHOLDERS' EQUITY	41,332	46,223
Other noncontrolling interests	195	21
Total equity	41,527	46,244
Total liabilities and equity	$155,446	$152,761
(1)Par value per share, $0.01; shares issued, 402 million as of June 30, 2024 and 400 million as of December 31, 2023; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2024	$4	$30,292	$(2,324)	$40,978	$(27,769)	$41,181	$169	$41,350	$—
Effects of issuing stock for employee benefit plans		116			(1)	115		115
Other comprehensive loss			(118)			(118)		(118)	—
Net income				1,548		1,548	81	1,629	—
Common dividends declared (per share: $1.40)				(394)		(394)		(394)
Repurchase of common stock		640			(1,640)	(1,000)		(1,000)
Other transactions impacting noncontrolling interests		—				—	(55)	(55)	—
Balance at June 30, 2024	$4	$31,048	$(2,442)	$42,132	$(29,410)	$41,332	$195	$41,527	$—

Three Months Ended June 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2023	$4	$30,332	$(1,769)	$38,841	$(22,906)	$44,502	$16	$44,518	$78
Effect of issuing stock for employee benefit plans		106			(1)	105		105
Other comprehensive loss			(109)			(109)		(109)	—
Net income				1,460		1,460	5	1,465	45
Common dividends declared (per share: $1.23)				(365)		(365)		(365)
Repurchase of common stock		—			(146)	(146)		(146)
Other transactions impacting noncontrolling interests		(2)				(2)	(2)	(4)	(61)
Balance at June 30, 2023	$4	$30,436	$(1,878)	$39,936	$(23,053)	$45,445	$19	$45,464	$62

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		379			(115)	264		264
Other comprehensive loss			(578)			(578)		(578)	—
Net income				1,271		1,271	146	1,417	—
Common dividends declared (per share: $2.80)				(791)		(791)		(791)
Repurchase of common stock		—			(5,057)	(5,057)		(5,057)
Other transactions impacting noncontrolling interests		—				—	28	28	(107)
Balance at June 30, 2024	$4	$31,048	$(2,442)	$42,132	$(29,410)	$41,332	$195	$41,527	$—

Six Months Ended June 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		205			(105)	100		100
Other comprehensive loss			(220)			(220)		(220)	—
Net income				2,727		2,727	10	2,737	79
Common dividends declared (per share: $2.46)				(731)		(731)		(731)
Repurchase of common stock		—			(1,104)	(1,104)		(1,104)
Other transactions impacting noncontrolling interests		(2)				(2)	(4)	(6)	(83)
Balance at June 30, 2023	$4	$30,436	$(1,878)	$39,936	$(23,053)	$45,445	$19	$45,464	$62

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net income	$1,417	$2,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,479	1,504
Realized investment losses, net	1,884	30
Deferred income tax benefit	(199)	(207)
Loss on sale of businesses	19	—
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(7,313)	(1,144)
Inventories	472	263
Reinsurance recoverable and Other assets	(559)	109
Insurance liabilities	(125)	1,727
Pharmacy and other service costs payable	7,820	1,547
Accounts payable and Accrued expenses and other liabilities	(15)	638
Other, net	225	237
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,105	7,520
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	393	646
Investment maturities and repayments:
Debt securities and equity securities	414	502
Commercial mortgage loans	37	82
Other sales, maturities and repayments (primarily short-term and other long-term investments)	451	313
Investments purchased or originated:
Debt securities and equity securities	(493)	(3,339)
Commercial mortgage loans	(52)	(59)
Other (primarily short-term and other long-term investments)	(865)	(685)
Property and equipment purchases, net	(670)	(805)
Divestitures, net of cash sold	—	27
Other, net	(350)	(79)
NET CASH USED IN INVESTING ACTIVITIES	(1,135)	(3,397)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	84	96
Withdrawals and benefit payments from contractholder deposit funds	(135)	(100)
Net change in short-term debt	(467)	183
Repayment of long-term debt	(3,000)	(80)
Net proceeds on issuance of long-term debt	4,462	1,491
Repurchase of common stock	(5,012)	(1,116)
Issuance of common stock	221	59
Common stock dividend paid	(793)	(730)
Other, net	(198)	(275)
NET CASH USED IN FINANCING ACTIVITIES	(4,838)	(472)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(12)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(880)	3,660
Cash, cash equivalents and restricted cash January 1, (1)	8,337	5,976
Cash, cash equivalents and restricted cash, June 30, (2)	7,457	9,636
Cash and cash equivalents reclassified to assets of businesses held for sale	(625)	—
Cash, cash equivalents and restricted cash June 30, per Consolidated Balance Sheets (2)	$6,832	$9,636
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$567	$926
Interest paid	$643	$632
(1)Includes $467 million reported in Assets of businesses held for sale as of January 1, 2024.
(2)Restricted cash and cash equivalents were reported in other long-term investments.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. We relentlessly challenge ourselves to partner and innovate solutions for better health. Powered by our people and our brands, we advance our mission to improve the health and vitality of those we serve.

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. The majority of these products and services are offered through employers and other entities such as governmental and non-governmental organizations, unions and associations. Cigna Healthcare also offers health and dental insurance and Medicare products to individuals in the United States and select international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

A full description of our segments follows:
The Evernorth Health Services reportable segment includes the Pharmacy Benefit Services and the Specialty and Care Services operating segments, which partner with health plans, employers, governmental organizations and health care providers to solve challenges in the areas of pharmacy benefits, home delivery pharmacy, specialty pharmacy, specialty distribution, and care delivery and management solutions.

Pharmacy Benefit Services drives high-quality, cost-effective pharmacy care through various services such as drug claim adjudication, retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and access to our home delivery pharmacy. Specialty and Care Services provides specialty drugs for the treatment of complex and rare diseases, specialty distribution of pharmaceuticals and medical supplies, as well as clinical programs to help our clients drive better whole-person health outcomes through Care Delivery and Management Solutions. The Company's reporting units remain aligned with its operating segments and Evernorth Health Services' goodwill was allocated on a relative fair value basis.

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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	June 30, 2024	December 31, 2023
Pharmaceutical manufacturers receivables	$12,555	$8,169
Noninsurance customer receivables	10,946	8,044
Insurance customer receivables	2,325	2,359
Other receivables	289	272
Total	$26,115	$18,844
Accounts receivable, net classified as assets of businesses held for sale	(1,004)	(1,122)
Total	$25,111	$17,722

These accounts receivable are reported net of our allowances of $4.4 billion as of June 30, 2024 and $3.7 billion as of December 31, 2023. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $95 million as of June 30, 2024 and $90 million as of December 31, 2023.

Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility began in July 2023 with an initial term of two years, followed by automatic one year renewal terms unless terminated by either party. The Facility's total capacity at inception was $1.0 billion and was amended to $1.5 billion during the three months ended June 30, 2024. Further information regarding the accounting policy for the Facility can be found in Note 3 in the Company's 2023 Form 10-K.
For the three and six months ended June 30, 2024, we sold $1.3 billion and $3.2 billion of accounts receivable under the Facility and factoring fees paid were not material. As of June 30, 2024, there were $322 million of sold accounts receivable that have not been collected from pharmaceutical manufacturers and have been removed from the Company's Consolidated Balance Sheets. At December 31, 2023, all sold accounts receivable had been collected from pharmaceutical manufacturers. As of June 30, 2024 and December 31, 2023, there were $713 million and $515 million, respectively, of collections from pharmaceutical manufacturers that have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
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

As of June 30, 2024 and December 31, 2023, $1.7 billion and $1.5 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. As of June 30, 2024, we have been informed by the financial institution that $348 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
Note 5 – Assets and Liabilities of Businesses Held for Sale

In January 2024, the Company entered into the HCSC transaction for a total purchase price of approximately $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$625	$467
Investments	1,401	1,438
Accounts receivable, net	1,004	1,122
Other assets, including Goodwill (1)	2,381	2,963
Total assets of businesses held for sale	5,411	5,990
Insurance and contractholder liabilities	1,557	1,636
All other liabilities	702	1,059
Total liabilities of businesses held for sale	$2,259	$2,695
(1) Includes Goodwill of $396 million as of June 30, 2024 and December 31, 2023.
Integration and Transaction-related Costs
In 2024 and 2023, the Company incurred transaction-related costs associated with the HCSC transaction. In 2023, the Company also incurred net costs mainly related to the sale of our international life, accident and supplemental benefits businesses ("Chubb transaction"). These costs incurred in both 2024 and 2023 consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. These costs were $63 million pre-tax ($47 million after-tax) for the three months ended and $100 million pre-tax ($76 million after-tax) for the six months ended June 30, 2024, compared with $6 million pre-tax ($5 million after-tax) for the three months ended and $7 million pre-tax ($6 million after-tax) for the six months ended June 30, 2023.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2024			June 30, 2023
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,548		$1,548	$1,460		$1,460
Shares:
Weighted average	281,133		281,133	294,512		294,512
Common stock equivalents		2,919	2,919		2,367	2,367
Total shares	281,133	2,919	284,052	294,512	2,367	296,879
Earnings per share	$5.51	$(0.06)	$5.45	$4.96	$(0.04)	$4.92

	Six Months Ended
	June 30, 2024			June 30, 2023
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,271		$1,271	$2,727		$2,727
Shares:
Weighted average	283,799		283,799	295,105		295,105
Common stock equivalents		3,085	3,085		2,831	2,831
Total shares	283,799	3,085	286,884	295,105	2,831	297,936
Earnings per share	$4.48	$(0.05)	$4.43	$9.24	$(0.09)	$9.15

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Anti-dilutive options	0.8	0.9	1.2	0.9
The Company held approximately 122.5 million shares of common stock in treasury at June 30, 2024, 107.4 million shares as of December 31, 2023 and 103.3 million shares as of June 30, 2023.

The increase in Treasury stock as of June 30, 2024 and the reduction in weighted average shares outstanding for the six months ended June 30, 2024 was driven in part by 9.3 million shares of our common stock repurchased under the accelerated share repurchase agreements (the "ASR agreements"), approximately 1.7 million of which were received in the three months ended June 30, 2024. See Note 8 for additional information.

Note 7 – Debt
The outstanding amounts of debt (net of issuance costs, discounts or premiums) and finance leases were as follows:

(In millions)	June 30, 2024	December 31, 2023
Short-term debt
Commercial paper	$790	$1,237
$500 million, 0.613% Notes due March 2024	—	500
$790 million, 3.500% Notes due June 2024 (1)	—	996
$900 million, 3.250% Notes due April 2025 (2)	885	—
Other, including finance leases	42	42
Total short-term debt	$1,717	$2,775
Long-term debt
$900 million, 3.250% Notes due April 2025 (2)	—	882
$1,216 million, 4.125% Notes due November 2025 (1)	1,215	2,197
$1,284 million, 4.500% Notes due February 2026 (1)	1,285	1,502
$550 million, 1.250% Notes due March 2026 (1)	549	798
$700 million, 5.685% Notes due March 2026	698	698
$1,500 million, 3.400% Notes due March 2027	1,459	1,450
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	598	597
$3,800 million, 4.375% Notes due October 2028	3,790	3,787
$1,000 million, 5.000% Notes due May 2029	994	—
$1,400 million, 2.400% Notes due March 2030 (1) (2)	1,394	1,493
$1,500 million, 2.375% Notes due March 2031 (2)	1,383	1,397
$750 million, 5.125% Notes due May 2031	745	—
$45 million, 8.080% Step Down Notes due January 2033	45	45
$800 million, 5.400% Notes due March 2033	795	794
$1,250 million, 5.250% Notes due February 2034 (2)	1,242	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,193	2,193
$750 million, 3.200% Notes due March 2040	744	744
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	486	487
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,467	1,467
$1,000 million, 3.875% Notes due October 2047	990	989
$3,000 million, 4.900% Notes due December 2048	2,970	2,970
$1,250 million, 3.400% Notes due March 2050	1,237	1,237
$1,500 million, 3.400% Notes due March 2051	1,479	1,479
$1,500 million, 5.600% Notes due February 2054	1,482	—
Other, including finance leases	52	66
Total long-term debt	$30,175	$28,155
(1)Included in the February 2024 debt tender offers discussed below.
(2)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information about the Company's interest rate risk management and these derivative instruments.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of June 30, 2024, there were no outstanding balances under these revolving credit agreements.

In April 2024, The Cigna Group replaced its previous revolving credit agreements and entered into the following (the "Credit Agreements"):
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

Each of the two facilities is diversified among 22 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization ("NRSRO") as of June 30, 2024. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. In July 2024, our commercial paper program size was increased to $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The weighted average interest rate of our commercial paper was 5.47% at June 30, 2024.

Long-term debt
Debt Issuance and Debt Tender Offers. In February 2024, we issued $4.5 billion of new senior notes, as detailed in the table below. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We used the remaining net proceeds to fund the repayment of our senior notes that matured in March 2024 and for general corporate purposes, including repayment of indebtedness and repurchases of shares of our common stock. Interest on this debt is paid semi-annually.

Principal	Maturity Date	Interest Rate	Net Proceeds	Redeemable Date(1)	"Make whole" premium basis points over U.S. Treasury rate(2)
$1,000 million	May 15, 2029	5.000%	$995 million	April 15, 2029	15
$750 million	May 15, 2031	5.125%	$746 million	March 15, 2031	15
$1,250 million	February 15, 2034	5.250%	$1,244 million	November 15, 2033	20
$1,500 million	February 15, 2054	5.600%	$1,485 million	August 15, 2053	20
(1) Redeemable at any time prior to this date at a "make whole" premium, defined below. Redeemable at par on or after this date.
(2) "Make whole" premium calculated using the most directly comparable U.S. Treasury rate plus the amount of basis points set forth in this column.
In the first quarter of 2024, the Company completed the repurchase of a total of $1.8 billion in aggregate principal amount of existing senior notes that were tendered to the Company pursuant to cash tender offers.

Interest Expense
Interest expense on corporate financing was $378 million for the three months ended and $747 million for the six months ended June 30, 2024, compared with $350 million for the three months ended and $695 million for the six months ended June 30, 2023.
Debt Covenants

The Company was in compliance with its debt covenants as of June 30, 2024.

Note 8 – Common and Preferred Stock

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2024
March 6, 2024	March 21, 2024	$1.40	$401
June 4, 2024	June 20, 2024	$1.40	$392
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
On July 24, 2024, the Board of Directors declared the third quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on September 19, 2024 to shareholders of record on September 4, 2024. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
Accelerated Share Repurchase Agreements
In February 2024, as part of our share repurchase program, we entered into separate accelerated share repurchase agreements with Deutsche Bank AG and Bank of America, N.A. (collectively, the "Counterparties") to repurchase $3.2 billion of common stock in aggregate. The total number of shares of our common stock repurchased under the agreements was approximately 9.3 million, at $344.98 per share. The per share amount was calculated based on the daily volume-weighted average share price of our common stock over the term of the agreements, less a discount.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	June 30, 2024			December 31, 2023			June 30, 2023
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,124	$78	$5,202	$5,017	$75	$5,092	$5,336
Other Operations	165	151	316	99	154	253	297
Future policy benefits
Cigna Healthcare	90	506	596	97	518	615	595
Other Operations	162	3,200	3,362	163	3,375	3,538	3,587
Contractholder deposit funds
Cigna Healthcare	10	125	135	12	133	145	158
Other Operations	360	6,021	6,381	362	6,178	6,540	6,647
Market risk benefits	25	840	865	37	966	1,003	1,069
Unearned premiums	737	28	765	846	22	868	1,425
Total	6,673	10,949	17,622	6,633	11,421	18,054
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)	(1,057)	(500)	(1,557)	(1,119)	(517)	(1,636)
Total insurance and contractholder liabilities	$5,616	$10,449	$16,065	$5,514	$10,904	$16,418	$19,114
(1) Amounts classified as liabilities of businesses held for sale include $900 million of Unpaid claims, $417 million of Future policy benefits, $129 million of Unearned premiums and $111 million of Contractholder deposit funds as of June 30, 2024 and $823 million of Unpaid claims, $429 million of Future policy benefits, $261 million of Unearned premiums and $123 million of Contractholder deposit funds as of December 31, 2023.

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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.8 billion at June 30, 2024 and $5.0 billion at June 30, 2023.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Six Months Ended June 30,
(In millions)	2024 (1)	2023
Beginning balance	$5,092	$4,176
Less: Reinsurance and other amounts recoverable	236	221
Beginning balance, net	4,856	3,955
Incurred costs related to:
Current year	18,821	17,974
Prior years	(284)	(202)
Total incurred	18,537	17,772
Paid costs related to:
Current year	14,397	13,408
Prior years	3,960	3,199
Total paid	18,357	16,607
Ending balance, net	5,036	5,120
Add: Reinsurance and other amounts recoverable	166	216
Ending balance	$5,202	$5,336
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale. As of June 30, 2024 and December 31, 2023, $900 million and $823 million classified as liabilities of businesses held for sale, respectively.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Six Months Ended June 30,
	2024		2023
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors	$83	0.2%	$29	0.1%
Medical cost trend	201	0.6	173	0.5
Total favorable variance	$284	0.8%	$202	0.6%
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

C.Future Policy Benefits

Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	June 30, 2024	June 30, 2023
Interest accretion rate	2.70%	2.20%
Current discount rate	5.31%	5.36%
Weighted average duration	7.8 years	7.8 years

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

	Six Months Ended June 30,
(In millions)	2024 (1)	2023
Present value of expected net premiums
Beginning balance	$9,233	$8,557
Reversal of effect of beginning of period discount rate assumptions	1,154	1,537
Effect of assumption changes and actual variances from expected experience (2)	(90)	51
Issuances and lapses	848	570
Net premiums collected	(699)	(658)
Interest and other (3)	142	106
Ending balance at original discount rate	10,588	10,163
Effect of end of period discount rate assumptions	(1,357)	(1,491)
Ending balance (4)	$9,231	$8,672

Present value of expected policy benefits
Beginning balance	$9,633	$8,945
Reversal of effect of discount rate assumptions	1,220	1,611
Effect of assumption changes and actual variances from expected experience (2)	(87)	54
Issuances and lapses	855	558
Benefit payments	(725)	(661)
Interest and other (3)	147	121
Ending balance at original discount rate	11,043	10,628
Effect of discount rate assumptions	(1,432)	(1,565)
Ending balance (5)	$9,611	$9,063

Liability for future policy benefits	$380	$391
Other (6)	216	204
Total liability for future policy benefits (1)(7)	$596	$595
(1)Includes $417 million and $429 million of future policy benefits classified as liabilities of businesses held for sale in the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively.
(2)Includes the effect of actual variances from expectations, which (decreased) increased the total liability for future policy benefits by $(2) million and $2 million, respectively, for the six months ended June 30, 2024 and June 30, 2023.
(3)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(4)As of June 30, 2024 and June 30, 2023 undiscounted expected future gross premiums were $18.9 billion and $17.7 billion, respectively. As of June 30, 2024 and June 30, 2023 discounted expected future gross premiums were $13.2 billion and $12.3 billion, respectively.
(5)As of June 30, 2024 and June 30, 2023, undiscounted expected future policy benefits were $13.7 billion and $12.9 billion, respectively.
(6)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(7)$73 million and $154 million reported in Reinsurance recoverables in the Consolidated Balance Sheets as of June 30, 2024 and June 30, 2023, respectively, relate to the liability for future policy benefits. Additionally, $80 million of reinsurance recoverables are reported in assets of businesses held for sale in the Consolidated Balance Sheets as of June 30, 2024.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	June 30, 2024	June 30, 2023
Interest accretion rate	5.64%	5.64%
Current discount rate	5.38%	5.02%
Weighted average duration	11.2 years	11.7 years

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

Future policy benefits for Other Operations includes deferred profit liability of $0.4 billion as of both June 30, 2024 and June 30, 2023. Future policy benefits excluding deferred profit liability were $3.0 billion as of June 30, 2024 and $3.2 billion as of December 31, 2023, June 30, 2023 and December 31, 2022. The change in future policy benefits reserves year-to-date was primarily driven by benefit payments, as well as changes in the current discount rate. Undiscounted expected future policy benefits were $4.4 billion as of June 30, 2024 and $4.5 billion as of June 30, 2023. As of June 30, 2024 and June 30, 2023, $0.9 billion and $1.0 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.4 billion as of June 30, 2024, $6.5 billion as of December 31, 2023, $6.6 billion as of June 30, 2023 and $6.7 billion as of December 31, 2022. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of June 30, 2024, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.25%, $2.9 billion and $2.8 billion, respectively. The comparative amounts as of June 30, 2023 were 3.26%, $3.2 billion and $2.8 billion, respectively. More than 99% of the $4.0 billion liability as of June 30, 2024 and the $4.1 billion liability as of June 30, 2023 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.1 billion and $1.2 billion, as of June 30, 2024 and June 30, 2023, respectively, represented contracts with policies at the guarantee. As of both June 30, 2024 and June 30, 2023, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.7 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both June 30, 2024 and June 30, 2023, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Balance, beginning of year	$1,003	$1,268
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,085	1,379
Changes due to expected run-off	(6)	(14)
Changes due to capital markets versus expected	(133)	(194)
Changes due to policyholder behavior versus expected	(17)	8
Assumption changes	—	(32)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	929	1,147
Nonperformance risk (own credit risk), end of period	(64)	(78)
Balance, end of period	$865	$1,069
Reinsured market risk benefit, end of period	$927	$1,143

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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2024	June 30, 2023
Net amount at risk	$1,391	$1,871
Average attained age of contractholders (weighted by exposure)	77.8 years	76.3 years

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

The Company's reinsurance recoverables as of June 30, 2024 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (1)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (2)	$—	$8	$80	$88
BBB- to BBB+ equivalent current credit ratings (2)	—	—	61	61
Not rated	151	8	224	383
Total recoverables related to ongoing operations	151	16	365	532
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,568	—	2,568
Empower Annuity Insurance Company	—	—	127	127
Prudential Insurance Company of America	335	—	—	335
Life Insurance Company of North America	—	318	—	318
Other	161	22	14	197
Not rated	—	6	4	10
Total recoverables related to acquisition, disposition or run-off activities	496	2,914	145	3,555
Total reinsurance recoverables before market risk benefits	$647	$2,930	$510	$4,087
Allowance for uncollectible reinsurance				(34)
Market risk benefits				927
Total reinsurance recoverables (3)				$4,980
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by an NRSRO.
(3)Includes $182 million of current reinsurance recoverables that are reported in Other current assets and $203 million of reinsurance recoverables classified as assets of businesses held for sale.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.0 billion remaining at June 30, 2024. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	June 30, 2024	December 31, 2023	Collateral and Other Terms at June 30, 2024
Berkshire	$762	$873	90% were secured by assets in a trust.
Sun Life Assurance Company of Canada	75	92
Liberty Re (Bermuda) Ltd.	85	104	100% were secured by assets in a trust.
SCOR SE	27	31	75% were secured by a letter of credit.
Market risk benefits (2)	$949	$1,100
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes incurred but not reported ("IBNR") and outstanding claims of $22 million as of June 30, 2024 and $19 million as of December 31, 2023. These amounts are excluded from market risk benefits as of June 30, 2024 in Note 9 and Note 10A to the Consolidated Financial Statements.

The impact of nonperformance risk (i.e., the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the three and six months ended June 30, 2024 and June 30, 2023.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	June 30, 2024			December 31, 2023
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$621	$8,729	$9,350	$590	$9,265	$9,855
Equity securities	26	1,582	1,608	31	3,331	3,362
Commercial mortgage loans	191	1,318	1,509	182	1,351	1,533
Policy loans	—	1,176	1,176	—	1,211	1,211
Other long-term investments	—	4,446	4,446	—	4,181	4,181
Short-term investments	324	—	324	206	—	206
Total	$1,162	$17,251	$18,413	$1,009	$19,339	$20,348
Investments classified as assets of businesses held for sale (1)	(94)	(1,307)	(1,401)	(84)	(1,354)	(1,438)
Investments per Consolidated Balance Sheets	$1,068	$15,944	$17,012	$925	$17,985	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of June 30, 2024. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long-term investments.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of June 30, 2024:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$666	$643
Due after one year through five years	3,732	3,497
Due after five years through ten years	3,175	2,945
Due after ten years	2,137	1,913
Mortgage and other asset-backed securities	387	352
Total	$10,097	$9,350
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2024
Federal government and agency	$288	$—	$18	$(10)	$296
State and local government	37	—	1	(1)	37
Foreign government	353	—	6	(14)	345
Corporate	9,032	(90)	99	(721)	8,320
Mortgage and other asset-backed	387	—	—	(35)	352
Total	$10,097	$(90)	$124	$(781)	$9,350

December 31, 2023
Federal government and agency	$251	$—	$24	$(8)	$267
State and local government	37	—	2	(1)	38
Foreign government	355	—	10	(13)	352
Corporate	9,338	(33)	158	(630)	8,833
Mortgage and other asset-backed	398	—	1	(34)	365
Total	$10,379	$(33)	$195	$(686)	$9,855

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

	June 30, 2024				December 31, 2023
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$718	$730	$(12)	301	$330	$338	$(8)	142
Below investment grade	123	127	(4)	334	161	170	(9)	135
More than one year
Investment grade	5,273	5,971	(698)	1,530	5,441	6,036	(595)	1,590
Below investment grade	598	665	(67)	326	701	775	(74)	486
Total	$6,712	$7,493	$(781)	2,491	$6,633	$7,319	$(686)	2,353

Equity Securities
The following table provides the values of the Company's equity security investments:

	June 30, 2024		December 31, 2023
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$655	$46	$656	$51
Equity securities with no readily determinable fair value	3,313	1,562	3,248	3,311
Total	$3,968	$1,608	$3,904	$3,362
We are a minority owner in VillageMD, a provider of primary, multi-specialty and urgent care services that is majority-owned by Walgreens Boots Alliance, Inc. These securities are included in equity securities with no readily determinable fair value in the above table. In the first quarter of 2024, we determined our investment in VillageMD was impaired and wrote down the carrying value to an estimated fair value of $0.9 billion, resulting in a $1.8 billion loss recorded in Net realized investment (losses) gains in the Company's Consolidated Statements of Income.

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

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. The annual review performed in the second quarter of 2024 confirmed ongoing strong overall credit quality in line with the previous year's results. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 12 in the Company's 2023 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	June 30, 2024			December 31, 2023
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$685	2.15		$802	2.13
60% to 79%	619	1.76		574	1.77
80% to 100%	205	1.02		157	0.65
Total	$1,509	1.82	65%	$1,533	1.82	64%

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
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flow estimates indicate that the carrying value may not be recoverable. Additionally, statutory and other restricted deposits and foreign currency swaps carried at fair value are reported in the table below as Other. The following table provides the carrying value information for these investments:

	Carrying Value as of
(In millions)	June 30, 2024	December 31, 2023
Real estate investments	$1,724	$1,606
Securities partnerships	2,504	2,400
Other	218	175
Total	$4,446	$4,181

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

As of June 30, 2024, the notional value of interest rate swap contracts increased to $1.9 billion compared to $1.5 billion as of December 31, 2023. There have been no other material changes to the Company's derivative financial instruments during the six months ended June 30, 2024. Please refer to the Company's 2023 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of June 30, 2024 and December 31, 2023. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

C.Realized Investment Gains and Losses

The following realized gains and losses on investments exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net realized investment gains (losses), excluding credit (loss)/recovery and other investment write-downs	$13	$31	$7	$(20)
Credit (loss)/recovery and other investment write-downs	(61)	(5)	(1,891)	(10)
Net realized investment (losses) gains, before income taxes	$(48)	$26	$(1,884)	$(30)
Net realized investment losses for the three months ended June 30, 2024 were primarily due to expected credit loss charges on debt securities. Net realized investment losses for the six months ended June 30, 2024 were primarily driven by the impairment of equity securities in 2024.

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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Financial assets at fair value
Debt securities
Federal government and agency	$162	$130	$134	$137	$—	$—	$296	$267
State and local government	—	—	37	38	—	—	37	38
Foreign government	—	—	345	352	—	—	345	352
Corporate	—	—	7,968	8,432	352	401	8,320	8,833
Mortgage and other asset-backed	—	—	308	319	44	46	352	365
Total debt securities	162	130	8,792	9,278	396	447	9,350	9,855
Equity securities (1)	1	4	44	47	1	—	46	51
Short-term investments	—	—	324	206	—	—	324	206
Derivative assets	—	—	161	131	—	1	161	132
Financial liabilities at fair value
Derivative liabilities	$—	$—	$2	$4	$—	$—	$2	$4
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	June 30, 2024	December 31, 2023	Unobservable Input June 30, 2024	June 30, 2024		December 31, 2023
Debt securities
Corporate	$352	$401	Liquidity	60 - 1340 (270)	bps	70 - 1235 (310)	bps
Mortgage and other asset-backed securities	44	46	Liquidity	115 - 595 (300)	bps	95 - 640 (310)	bps
Total Level 3 debt securities	$396	$447

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Debt and Equity Securities
Beginning balance	$422	$471	$447	$447
Losses included in Shareholders' net income	(40)	(1)	(61)	—
Losses included in Other comprehensive loss	(2)	(5)	(5)	—
Purchases, sales and settlements
Purchases	11	—	11	4
Settlements	(1)	(18)	(15)	(27)
Total purchases, sales and settlements	10	(18)	(4)	(23)
Transfers into / (out of) Level 3
Transfers into Level 3	15	32	31	71
Transfers out of Level 3	(8)	(25)	(11)	(41)
Total transfers into / (out of) Level 3	7	7	20	30
Ending balance	$397	$454	$397	$454
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(41)	$(1)	$(61)	$—
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$(2)	$(6)	$(6)	$(5)

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

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the six months ended June 30, 2024 and 2023 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Guaranteed separate accounts (See Note 16)	$229	$226	$343	$352	$—	$—	$572	$578
Non-guaranteed separate accounts (1)	160	158	5,819	5,797	222	217	6,201	6,172
Subtotal	$389	$384	$6,162	$6,149	$222	$217	6,773	6,750
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							658	680
Total							$7,431	$7,430
(1)Non-guaranteed separate accounts include $3.9 billion as of June 30, 2024 and $4.0 billion as of December 31, 2023 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of both June 30, 2024 and December 31, 2023.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2024 or 2023.

Separate account investments in securities partnerships, real estate, real estate funds and hedge funds are generally valued based on the separate account's ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments. Substantially all of these assets support the Company's pension plans. The following table provides additional information on these investments:

	Fair Value as of		Unfunded Commitment as of June 30, 2024	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	June 30, 2024	December 31, 2023
Securities partnerships	$412	$419	$234	Not applicable	Not applicable
Real estate and real estate funds	245	258	3	Quarterly	30 - 90 days
Hedge funds	1	3	—	Up to annually, varying by fund	30 - 90 days
Total	$658	$680	$237
As of June 30, 2024, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

In the first quarter of 2024, our equity investment in VillageMD was written down to an estimated fair value of $0.9 billion resulting in an investment loss of $1.8 billion recorded in Net realized investment (losses) gains in the Company's Consolidated Statements of Income. For the three months ended June 30, 2024 and six months ended June 30, 2023, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. Observable price changes for equity securities with no readily determinable fair value were not material for the three and six months ended June 30, 2024 and June 30, 2023.

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

	Classification in Fair Value Hierarchy	June 30, 2024		December 31, 2023
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,402	$1,509	$1,430	$1,533
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,560	$31,008	$28,033	$29,585

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of June 30, 2024 or December 31, 2023. The Company's involvement with variable interest entities for which it is not the primary beneficiary has not materially changed from December 31, 2023. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 14 in the Company's 2023 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

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

Shareholders' other comprehensive loss, net of tax, for the three and six months ended June 30, 2024 and June 30, 2023, is primarily attributable to the change in discount rates for certain long-duration liabilities (following the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023) and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Securities and Derivatives
Beginning balance	$292	$(138)	$171	$(332)
Unrealized appreciation on securities and derivatives	106	7	249	259
Tax (expense)	(29)	(12)	(68)	(66)
Net unrealized appreciation (depreciation) on securities and derivatives	77	(5)	181	193
Reclassification adjustment for losses included in Shareholders' net income (Net realized investment (losses) gains)	39	31	61	26
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(8)	(6)	(13)	(5)
Net losses reclassified from AOCI to Shareholders' net income	31	25	48	21
Other comprehensive income, net of tax	108	20	229	214
Ending balance	$400	$(118)	$400	$(118)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(1,531)	$(587)	$(971)	$(256)
Current period change in discount rate for certain long-duration liabilities	(288)	(147)	(1,020)	(558)
Tax benefit	76	36	262	137
Net current period change in discount rate for certain long-duration liabilities	(212)	(111)	(758)	(421)
Current period change in instrument-specific credit risk for market risk benefits	—	(7)	(18)	(33)
Tax benefit	—	1	4	6
Net current period change in instrument-specific credit risk for market risk benefits	—	(6)	(14)	(27)
Other comprehensive (loss), net of tax	(212)	(117)	(772)	(448)
Ending balance	$(1,743)	$(704)	$(1,743)	$(704)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Translation of foreign currencies
Beginning balance	$(175)	$(138)	$(149)	$(154)
Translation of foreign currencies	(4)	(20)	(28)	(5)
Tax (expense) benefit	(1)	1	(3)	2
Shareholders' other comprehensive income (loss), net of tax	(5)	(19)	(31)	(3)
Ending balance	$(180)	$(157)	$(180)	$(157)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Postretirement benefits liability
Beginning balance	$(910)	$(906)	$(915)	$(916)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	7	11	15	24
Reclassification adjustment for tax (benefit) included in Shareholders' net income	—	(3)	(3)	(6)
Net adjustments reclassified from AOCI to Shareholders' net income	7	8	12	18
Valuation update	(20)	(2)	(20)	(2)
Tax benefit	4	1	4	1
Net change due to valuation update	(16)	(1)	(16)	(1)
Other comprehensive (loss) income, net of tax	(9)	7	(4)	17
Ending balance	$(919)	$(899)	$(919)	$(899)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Total Accumulated other comprehensive loss
Beginning balance	$(2,324)	$(1,769)	$(1,864)	$(1,658)
Shareholders' other comprehensive (loss), net of tax	(118)	(109)	(578)	(220)
Ending balance	$(2,442)	$(1,878)	$(2,442)	$(1,878)

Note 15 – Income Taxes
Income Tax Expense
The 18.1% effective tax rate for the three months ended June 30, 2024 was lower than the 19.9% rate for the three months ended June 30, 2023, primarily as a result of decreases in state taxes following a favorable state audit resolution. The 31.5% effective tax rate for the six months ended June 30, 2024 was higher than the 19.2% rate for the six months ended June 30, 2023 largely driven by an increase for a valuation allowance relative to the impairment of equity securities, partially offset by decreases in state taxes and a decrease relative to the businesses held for sale.

As of June 30, 2024, we had approximately $689 million in deferred tax assets ("DTAs") associated with the impairment of equity securities, as well as unrealized investment losses that are partially recorded in Accumulated other comprehensive loss. A valuation allowance of $422 million, established in the six months ended June 30, 2024, drove the higher effective tax rate and was almost entirely related to the impairment of equity securities discussed in Note 11. For the remainder of the DTAs, we have determined that a valuation allowance is not currently required based on the Company's ability to carry back losses and our ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any additional valuation allowance.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2024, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $410 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2024. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2024 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of June 30, 2024.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the six months ended June 30, 2024.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations, with alleged damages over $100 million. On November 1, 2023, the parties signed a settlement agreement pursuant to which Express Scripts agreed to resolve the service-related claims. The settlement agreement is not an admission of liability or fault by Express Scripts, the Company or its subsidiaries. Following the settlement, Elevance retained the right to appeal the pricing-related claims that were previously dismissed by the court and Express Scripts retained the ability to reassert its own pricing-related claims in the event any appeal by Elevance is successful. Elevance filed its Notice of Appeal of its pricing-related claims on December 12, 2023. Elevance filed its opening appellate brief on April 24, 2024. Express Scripts filed its answering appellate brief on July 24, 2024.

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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$63	$47	$6	$5	$100	$76	$7	$6
Loss (gain) on sale of businesses	—	—	—	—	19	(43)	—	—
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	17	—	—	—	34	—	—
Total impact from special items	$63	$64	$6	$5	$119	$67	$7	$6

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2024
Revenues from external customers	$48,251	$11,821	$130	$—	$60,202
Intersegment revenues	1,232	1,203	20	(2,455)
Net investment income	65	172	77	7	321
Total revenues	49,548	13,196	227	(2,448)	60,523
Net realized investment results from certain equity method investments	—	(53)	—	—	(53)
Adjusted revenues	$49,548	$13,143	$227	$(2,448)	$60,470
Income (loss) before income taxes	$1,299	$1,205	$(17)	$(498)	$1,989
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(95)	—	—	—	(95)
Net realized investment (gains) losses (1)	(1)	(5)	1	—	(5)
Amortization of acquired intangible assets	416	4	—	—	420
Special items
Integration and transaction-related costs	—	—	—	63	63
Pre-tax adjusted income (loss) from operations	$1,619	$1,204	$(16)	$(435)	$2,372

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2023
Revenues from external customers	$36,721	$11,505	$82	$—	$48,308
Intersegment revenues	1,422	1,044	—	(2,466)
Net investment income	62	135	76	5	278
Total revenues	38,205	12,684	158	(2,461)	48,586
Net realized investment results from certain equity method investments	—	30	—	—	30
Adjusted revenues	$38,205	$12,714	$158	$(2,461)	$48,616
Income (loss) before income taxes	$1,128	$1,156	$29	$(429)	$1,884
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(54)	(1)	—	—	(55)
Net realized investment (gains) losses (1)	(1)	5	—	—	4
Amortization of acquired intangible assets	443	12	—	—	455
Special items
Integration and transaction-related costs	—	—	—	6	6
Pre-tax adjusted income (loss) from operations	$1,516	$1,172	$29	$(423)	$2,294
(1) Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2024
Revenues from external customers	$93,137	$23,833	$196	$1	$117,167
Intersegment revenues	2,513	2,327	45	(4,885)
Net investment income	124	321	152	14	611
Total revenues	95,774	26,481	393	(4,870)	117,778
Net realized investment results from certain equity method investments	—	(61)	—	—	(61)
Adjusted revenues	$95,774	$26,420	$393	$(4,870)	$117,717
Income (loss) before income taxes	$863	$2,148	$1	$(944)	$2,068
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(172)	—	—	—	(172)
Net realized investment losses (1)	1,455	367	1	—	1,823
Amortization of acquired intangible assets	833	10	—	—	843
Special items
Integration and transaction-related costs	—	—	—	100	100
Loss on sale of businesses	—	19	—	—	19
Pre-tax adjusted income (loss) from operations	$2,979	$2,544	$2	$(844)	$4,681

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2023
Revenues from external customers	$71,232	$23,155	$161	$—	$94,548
Intersegment revenues	3,040	2,007	—	(5,047)
Net investment income	112	278	154	11	555
Total revenues	74,384	25,440	315	(5,036)	95,103
Net realized investment results from certain equity method investments	—	(8)	—	—	(8)
Adjusted revenues	$74,384	$25,432	$315	$(5,036)	$95,095
Income (loss) before income taxes	$2,046	$2,233	$50	$(844)	$3,485
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(96)	(2)	—	—	(98)
Net realized investment (gains) losses (1)	(1)	29	(6)	—	22
Amortization of acquired intangible assets	887	27	—	—	914
Special items
Integration and transaction-related costs	—	—	—	7	7
Pre-tax adjusted income (loss) from operations	$2,836	$2,287	$44	$(837)	$4,330
(1)Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Products (Pharmacy revenues) (ASC 606)
Network revenues	$25,276	$16,406	$49,442	$32,154
Home delivery and specialty revenues	18,017	16,594	34,475	32,619
Other revenues	2,897	2,249	5,443	4,116
Total Evernorth Health Services	46,190	35,249	89,360	68,889
Total Other Operations	16	—	33	—
Intercompany eliminations	(1,105)	(1,285)	(2,256)	(2,781)
Total Pharmacy revenues	45,101	33,964	87,137	66,108
Insurance premiums (ASC 944)
Cigna Healthcare (1)
U.S. Healthcare
Employer insured	4,350	4,091	8,743	8,171
Medicare Advantage	2,207	2,180	4,494	4,416
Stop loss	1,665	1,514	3,333	3,017
Individual and Family Plans	975	1,293	2,015	2,501
Other	1,220	1,047	2,478	2,164
U.S. Healthcare	10,417	10,125	21,063	20,269
International Health	891	820	1,776	1,606
Total Cigna Healthcare	11,308	10,945	22,839	21,875
Other	115	76	163	155
Intercompany eliminations	31	18	55	34
Total Premiums	11,454	11,039	23,057	22,064
Services (Fees) (ASC 606)
Evernorth Health Services	3,251	2,838	6,194	5,337
Cigna Healthcare	1,608	1,602	3,179	3,208
Other Operations	17	1	42	2
Other revenues	152	63	242	129
Intercompany eliminations	(1,381)	(1,199)	(2,684)	(2,300)
Total Fees and other revenues	3,647	3,305	6,973	6,376
Total revenues from external customers	$60,202	$48,308	$117,167	$94,548
(1)Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Information presented for the three and six months ended June 30, 2023 has been restated to conform to the new operating segment presentation.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.7 billion as of June 30, 2024 and $1.6 billion as of December 31, 2023.

Major customers. Revenues from a single pharmacy benefit client were approximately 16% of consolidated revenues for both the three and six months ended June 30, 2024. These amounts were reported in the Evernorth Health Services segment.

Additionally, revenues from U.S. Federal Government agencies, under a number of contracts, were approximately 10% and 12% of consolidated revenues for the three and six months ended June 30, 2024, respectively. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments. See Note 25 in the Company's 2023 Form 10-K for prior year revenue concentration information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2024, compared with December 31, 2023 and our results of operations for the three and six months ended June 30, 2024, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2023 Form 10-K.

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics best reflect the underlying results of business operations and permit analysis of trends in underlying revenue, expenses and profitability. We define adjusted income (loss) from operations as shareholders' net income (or income (loss) before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
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

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2024	2023	Change	2024	2023	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$49,548	$38,205	30%	$95,774	$74,384	29%
Cigna Healthcare	13,143	12,714	3	26,420	25,432	4
Other Operations	227	158	44	393	315	25
Corporate, net of eliminations	(2,448)	(2,461)	(1)	(4,870)	(5,036)	(3)
Adjusted revenues	60,470	48,616	24	117,717	95,095	24
Net realized investment results from certain equity method investments	53	(30)	N/M	61	8	N/M
Total revenues	$60,523	$48,586	25%	$117,778	$95,103	24%
Shareholders' net income	$1,548	$1,460	6%	$1,271	$2,727	(53)%
Adjusted income from operations	$1,909	$1,820	5%	$3,784	$3,438	10%
Earnings per share (diluted)
Shareholders' net income	$5.45	$4.92	11%	$4.43	$9.15	(52)%
Adjusted income from operations	$6.72	$6.13	10%	$13.19	$11.54	14%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,619	$1,516	7%	$2,979	$2,836	5%
Cigna Healthcare	1,204	1,172	3	2,544	2,287	11
Other Operations	(16)	29	N/M	2	44	(95)
Corporate, net of eliminations	(435)	(423)	3	(844)	(837)	1
Consolidated pre-tax adjusted income from operations	2,372	2,294	3	4,681	4,330	8
Income attributable to noncontrolling interests	95	55	73	172	98	76
Net realized investment income (losses) (1)	5	(4)	N/M	(1,823)	(22)	N/M
Amortization of acquired intangible assets	(420)	(455)	(8)	(843)	(914)	(8)
Special items	(63)	(6)	N/M	(119)	(7)	N/M
Income before income taxes	$1,989	$1,884	6%	$2,068	$3,485	(41)%
(1)Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Pharmacy revenues	$45,101	$33,964	33%		$87,137	$66,108	32%
Premiums	11,454	11,039	4		23,057	22,064	5
Fees and other revenues	3,647	3,305	10		6,973	6,376	9
Net investment income	321	278	15		611	555	10
Total revenues	60,523	48,586	25		117,778	95,103	24
Pharmacy and other service costs	44,492	33,442	33		85,923	64,901	32
Medical costs and other benefit expenses	9,515	9,034	5		18,955	18,080	5
Selling, general and administrative expenses	3,684	3,434	7		7,389	6,972	6
Amortization of acquired intangible assets	420	455	(8)		843	914	(8)
Total benefits and expenses	58,111	46,365	25		113,110	90,867	24
Income from operations	2,412	2,221	9		4,668	4,236	10
Interest expense and other	(375)	(363)	3		(697)	(721)	(3)
Loss on sale of businesses	—	—	N/M		(19)	—	N/M
Net realized investment (losses) gains	(48)	26	N/M		(1,884)	(30)	N/M
Income before income taxes	1,989	1,884	6		2,068	3,485	(41)
Total income taxes	360	374	(4)		651	669	(3)
Net income	1,629	1,510	8		1,417	2,816	(50)
Less: Net income attributable to noncontrolling interests	81	50	62		146	89	64
Shareholders' net income	$1,548	$1,460	6%		$1,271	$2,727	(53)%
Consolidated effective tax rate	18.1%	19.9%	(180)	bps	31.5%	19.2%	1,230	bps
Medical customers (in thousands)					19,043	19,506	(2)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,548		$1,460		$1,271		$2,727
Adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	$(5)	(20)	$4	9	$1,823	1,807	$22	15
Amortization of acquired intangible assets	420	317	455	346	843	639	914	690
Special items
Integration and transaction-related costs	63	47	6	5	100	76	7	6
Loss (gain) on sale of businesses	—	—	—	—	19	(43)	—	—
Deferred tax expenses, net (2)	—	17	—	—	—	34	—	—
Total special items	$63	64	$6	5	$119	67	$7	6
Adjusted income from operations		$1,909		$1,820		$3,784		$3,438
(1)Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.
(2)Represents amortization of a foreign tax attribute. See Note 23 to the Consolidated Financial Statements in our 2023 Form 10-K for additional details.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$5.45		$4.92		$4.43		$9.15
Adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	$(0.02)	(0.07)	$0.01	0.03	$6.36	6.30	$0.07	0.05
Amortization of acquired intangible assets	1.48	1.11	1.53	1.17	2.94	2.23	3.07	2.32
Special items
Integration and transaction-related costs	0.22	0.17	0.02	0.01	0.34	0.26	0.02	0.02
Loss (gain) on sale of businesses	—	—	—	—	0.07	(0.15)	—	—
Deferred tax expenses, net (2)	—	0.06	—	—	—	0.12	—	—
Total special items	$0.22	0.23	$0.02	0.01	$0.41	0.23	$0.02	0.02
Adjusted income from operations		$6.72		$6.13		$13.19		$11.54
(1)Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.
(2)Represents amortization of a foreign tax attribute. See Note 23 to the Consolidated Financial Statements in our 2023 Form 10-K for additional details.

Commentary: Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
The commentary presented below, and the segment discussions that follow, compare results for the three and six months ended June 30, 2024 with results for the three and six months ended June 30, 2023. Unless specified otherwise, commentary applies to both the three and six month periods.

Shareholders' net income increased 6% for the three months ended June 30, 2024, primarily due to higher adjusted income from operations. For the six months ended June 30, 2024, shareholders' net income decreased 53%, primarily driven by the impairment of equity securities reported in the quarter ended March 31, 2024 (see Note 11 to the Consolidated Financial Statements for further discussion), partially offset by higher adjusted income from operations.
Adjusted income from operations increased 5% and 10% primarily driven by higher earnings in our Evernorth Health Services and Cigna Healthcare segments.
Medical customers decreased 2% primarily reflecting a decline in Individual and Family Plans customers. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion.
Pharmacy revenues increased 33% and 32% reflecting higher claims volume, primarily due to new clients, including Centene Corporation ("Centene") and organic growth. See the "Segment Reporting - Evernorth Health Services Segment" section of this MD&A for further discussion.
Premiums increased 4% and 5%, reflecting higher premium rates in Cigna Healthcare due to expected increases in underlying medical costs, partially offset by business mix. See the "Segment Reporting - Cigna Healthcare Segment" section of this MD&A for further discussion.
Fees and other revenues increased 10% and 9%, primarily reflecting continued affordability improvements and business growth within Evernorth Health Services.
Net investment income increased 15% and 10%, primarily due to growth in average assets. See the "Investment Assets" section of this MD&A for further discussion.
Pharmacy and other service costs increased 33% and 32%, reflecting higher claims volume, primarily due to new clients, including Centene, and organic growth.
Medical costs and other benefit expenses increased 5% for both the three and six months ended June 30, 2024 primarily reflecting medical cost trend in Cigna Healthcare, partially offset by business mix.
Selling, general and administrative expenses increased 7% and 6%, primarily driven by strategic investments to support business growth and continued advancement of our digital capabilities and solutions.

Realized investment results decreased for the three months ended June 30, 2024, primarily due to expected credit loss charges on debt securities. For the six months ended June 30, 2024, realized investment results decreased primarily reflecting the impairment of equity securities reported in the first quarter of 2024. See Note 11 to the Consolidated Financial Statements for further discussion.
The effective tax rate decreased for the three months ended June 30, 2024, primarily as a result of decreases in state taxes following a favorable state audit resolution. For the six months ended June 30, 2024, the effective tax rate increased substantially driven by a valuation allowance relative to the impairment of equity securities, partially offset by decreases in state taxes and a decrease relative to the businesses held for sale.

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
Medicare Star Quality Ratings ("Star Ratings")
The Centers for Medicare and Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform. Categories of measurement include quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. We expect 67% of our MA customers to be in four star or greater plans for bonus payments to be received in 2024. On July 2, 2024, CMS published an update to the original Star Ratings (announced on October 13, 2023) for bonus payments to be received in 2025. Based upon the updated Star Ratings, we estimate 69% of our MA customers to be in four star or greater plans for bonus payments to be received in 2025. See Part I, Item I, "Business - Regulation" section of our 2023 Form 10-K for further discussion of Star Ratings.

Medicare Advantage Rates

On April 1, 2024, CMS released the final Calendar Year 2025 Medicare Advantage Program and Part D Payment Policies (the "2025 Final Notice"). The Final Notice reflects no change from the January 31, 2024 advance notice. We do not expect the final rates to have a material impact on our consolidated results of operations in 2025.

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

Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Operating activities	$5,105	$7,520
Investing activities	$(1,135)	$(3,397)
Financing activities	$(4,838)	$(472)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2024 compared with the same period in 2023.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows decreased for the six months ended June 30, 2024 due to higher accounts receivable as a result of timing and organic business growth, the absence of an early CMS payment received in June 2023 as well as higher insurance claim payments. This decrease is partially offset by the favorable net cash flow impacts of new clients.
Investing activities
The decrease in cash used in investing activities during the six months ended June 30, 2024 was due to lower purchases of equity securities.
Financing activities
The Company had higher share repurchases including from the recently completed ASR Agreements (described below) as well as an increase in cash used for debt financing activities in 2024.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S. regulated subsidiaries were $1.1 billion for the six months ended June 30, 2024 and $0.5 billion for the six months ended June 30,

2023. Non-regulated subsidiaries also generate significant cash flows from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. The Cigna Group maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker-dealers at any time not to exceed an aggregate amount of $5.0 billion. In July 2024, our commercial paper program size was increased to $6.5 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $790 million outstanding at June 30, 2024.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.
As of June 30, 2024, The Cigna Group's revolving credit agreements include: a $5.0 billion five-year revolving credit and letter of credit agreement that expires in April 2029; and a $1.5 billion 364-day revolving credit agreement that expires in April 2025.
As of June 30, 2024, we had $6.5 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $4.2 billion of remaining capacity under our commercial paper program and $7.0 billion in cash and short-term investments, approximately $1.1 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 43.6% at June 30, 2024 and 44.3% at March 31, 2024.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.0 billion from its subsidiaries without further approvals as of June 30, 2024.
Use of Capital Resources

Long-term Debt. In June 2024, $790 million of senior notes became due and were repaid.

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

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.7 billion in the six months ended June 30, 2024 compared to $0.8 billion in the six months ended June 30, 2023. Anticipated capital expenditures will be funded primarily from operating cash flows.
Dividends. The Cigna Group declared and paid quarterly cash dividends of $1.40 per share of its common stock during the first six months of 2024, compared to quarterly cash dividends of $1.23 per share during the first six months of 2023. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On July 24, 2024, the Board of Directors declared the third quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on September 19, 2024 to shareholders of record on September 4, 2024. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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
In February 2024, as part of our share repurchase program, we entered into separate Accelerated Share Repurchase ("ASR") agreements to repurchase $3.2 billion of common stock in aggregate. We remitted $3.2 billion and received an initial delivery of approximately 7.6 million shares of our common stock, representing $2.6 billion of the total remitted. Upon final settlement of the ASR agreements in May 2024, we received approximately 1.7 million additional shares of our common stock for no additional consideration. See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.
As anticipated, including the ASR agreements, we repurchased 14.7 million shares for approximately $5.0 billion during the six months ended June 30, 2024, compared to 3.8 million shares for approximately $1.1 billion during the six months ended June 30, 2023.
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

Due to the issuance and repurchase of certain senior notes in the three months ended March 31, 2024, we have updated long-term debt obligations as of June 30, 2024 compared to those previously provided in our 2023 Form 10-K. See Note 7 to the Consolidated Financial Statements for discussion of these debt activities. There have been no material changes to other information presented in our guarantees and contractual obligations set forth in our 2023 Form 10-K.
On balance sheet:
•Long-term debt
◦Total scheduled payments on long-term debt are $49.2 billion through February 2054, which include scheduled interest payments and maturities of long-term debt.
◦We expect $0.7 billion of long-term debt payments (including scheduled interest payments) to be paid for the remainder of 2024.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2023 Form 10-K. As of June 30, 2024, there were no significant changes to the critical accounting estimates from what was reported in our 2023 Form 10-K.

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

Results of Operations

Financial Summary
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Total revenues	$49,548	$38,205	30%		$95,774	$74,384	29%
Adjusted revenues (1)	$49,548	$38,205	30%		$95,774	$74,384	29%
Pharmacy and other service costs	$46,852	$35,846	31%		$90,690	$69,819	30%
Gross profit (2)	$2,696	$2,359	14%		$5,084	$4,565	11%
Adjusted gross profit (1),(2)	$2,696	$2,359	14%		$5,084	$4,565	11%
Pre-tax adjusted income from operations	$1,619	$1,516	7%		$2,979	$2,836	5%
Pre-tax adjusted margin	3.3%	4.0%	(70)	bps	3.1%	3.8%	(70)	bps
Adjusted expense ratio (3)	2.0%	2.1%	(10)	bps	2.0%	2.2%	(20)	bps
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

Selected Financial Information
	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollars and adjusted scripts in millions)	2024	2023		2024	2023
Total adjusted revenues
Pharmacy Benefit Services	$26,612	$18,819	41%	$52,707	$37,028	42%
Specialty and Care Services	22,871	19,324	18	42,943	37,244	15
Net investment income	65	62	5	124	112	11
Total adjusted revenues	$49,548	$38,205	30%	$95,774	$74,384	29%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$798	$777	3%	$1,311	$1,289	2%
Specialty and Care Services	756	677	12	1,544	1,435	8
Net investment income	65	62	5	124	112	11
Total pre-tax adjusted income from operations	$1,619	$1,516	7%	$2,979	$2,836	5%
Pharmacy claim volume (1)	533	396	35%	1,046	777	35%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023

Adjusted revenues increased 30% and 29%, reflecting higher claims volume driven by Pharmacy Benefit Services and Specialty and Care Services, primarily due to new clients, including Centene, and organic growth.

Gross profit increased 14% and 11%, reflecting continued affordability improvements and growth in Specialty and Care Services businesses.

Pre-tax adjusted income from operations increased 7% and 5%, reflecting growth in Specialty and Care Services businesses and continued affordability improvements. This increase was partially offset by strategic investments to support business growth and continued advancement of our capabilities and solutions.

The adjusted expense ratio decreased 10 bps and 20 bps, reflecting higher adjusted revenues, primarily due to new clients, including Centene, and organic growth, partially offset by strategic investments to support business growth and continued advancement of our capabilities and solutions.

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

Results of Operations

Financial Summary
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023			2024	2023
Adjusted revenues	$13,143	$12,714	3%		$26,420	$25,432	4%
Pre-tax adjusted income from operations	$1,204	$1,172	3%		$2,544	$2,287	11%
Pre-tax adjusted margin	9.2%	9.2%	—	bps	9.6%	9.0%	60	bps
Medical care ratio	82.3%	81.2%	110	bps	81.1%	81.2%	(10)	bps
Adjusted expense ratio	20.0%	20.9%	(90)	bps	20.2%	21.1%	(90)	bps
Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
Adjusted revenues increased 3% and 4%, primarily reflecting higher premium rates due to expected increases in underlying medical costs, partially offset by business mix.
Pre-tax adjusted income from operations increased 3% and 11%, primarily due to a lower adjusted expense ratio and higher net investment income. The improvement for the three months ended June 30, 2024 was partially offset by a higher medical care ratio.
The medical care ratio increased 110 bps for the three months ended June 30, 2024, primarily due to a higher U.S. Healthcare medical care ratio reflecting business mix and unfavorable revenue adjustments related to prior years, partially offset by effective pricing execution and affordability initiatives.
The adjusted expense ratio decreased 90 bps in both periods, primarily due to revenue growth outpacing volume-related expenses as well as ongoing efficiencies and disciplined expense management.

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or administrative services agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of June 30,
(In thousands)	2024	2023	Change
U.S. Healthcare	3,845	4,093	(6)
International Health (1)	1,206	1,180	2
Insured	5,051	5,273	(4)%
U.S. Healthcare	13,559	13,789	(2)
International Health (1)	433	444	(2)
Administrative services only	13,992	14,233	(2)
Total	19,043	19,506	(2)%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 2%, primarily due to a decrease in Individual and Family Plans customers.

See Part I, Item 1 of our 2023 Form 10-K for definitions of Cigna Healthcare's market segments. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Medical Customer information presented as of June 30, 2023 has been restated to conform to the new operating segment presentation.

Unpaid Claims and Claim Expenses

	As of June 30,	As of December 31,
(In millions)	2024	2023	Change
Unpaid claims and claim expenses – Cigna Healthcare	$5,202	$5,092	2%

Our unpaid claims and claim expenses liability increased 2%, driven by stop loss seasonality, partially offset by a decrease in Individual and Family Plans customers.

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
Results of Operations

Financial Summary	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023			2024	2023
Adjusted revenues	$227	$158	44%		$393	$315	25%
Pre-tax adjusted (loss) income from operations	$(16)	$29	N/M	%	$2	$44	(95)%
Pre-tax adjusted margin	(7.0)%	18.4%	(2,540)	bps	0.5%	14.0%	(1,350)	bps
Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
Adjusted revenues for both periods primarily reflect Premiums revenue and Net investment income associated with COLI, our run-off operations and other non-strategic businesses.
Pre-tax adjusted (loss) income from operations decreased for both periods primarily driven by unfavorable margins in our non-strategic businesses.
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

Financial Summary	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(In millions)	2024	2023		2024	2023
Pre-tax adjusted loss from operations	$(435)	$(423)	3%	$(844)	$(837)	1%

Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
Pre-tax adjusted loss from operations increased 3% and 1% respectively, primarily due to higher interest rates on our indebtedness partially offset by lower pension costs.

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	June 30, 2024	December 31, 2023
Debt securities	$9,350	$9,855
Equity securities	1,608	3,362
Commercial mortgage loans	1,509	1,533
Policy loans	1,176	1,211
Other long-term investments	4,446	4,181
Short-term investments	324	206
Total	$18,413	$20,348
Investments classified as assets of businesses held for sale (1)	(1,401)	(1,438)
Investments per Consolidated Balance Sheets	$17,012	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of June 30, 2024 and December 31, 2023. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long-term investments.

Investment Outlook
Although portfolio impact has been limited to date, we continue to actively monitor geopolitical events and economic conditions and their potential impact on the investment portfolio, including expectations for inflation and interest rates, the potential for a recession, and ongoing conflict in Europe and the Middle East. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity. The following discussion addresses the strategies and risks associated with our various classes of investment assets.

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
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	June 30, 2024	December 31, 2023
Federal government and agency	$296	$267
State and local government	37	38
Foreign government	345	352
Corporate	8,320	8,833
Mortgage and other asset-backed	352	365
Total	$9,350	$9,855

The carrying value of our debt securities portfolio decreased during the six months ended June 30, 2024, reflecting net sales activity and a valuation decrease due to rising market interest rates. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of June 30, 2024, $8.0 billion, or 86%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.3 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.

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

Commercial Mortgage Loans
As of June 30, 2024, our $1.5 billion commercial mortgage loan portfolio consisted of approximately 50 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of June 30, 2024. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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
We assess the credit quality of our commercial mortgage loan portfolio annually, generally in the second quarter by reviewing each holding's most recent financial statements, rent rolls, budgets and relevant market reports. The review performed in the second quarter of 2024 confirmed ongoing strong overall credit quality in line with the previous year's results. See Note 11 to the Consolidated Financial Statements for further information regarding our key credit quality indicators for commercial mortgage loans.
Office sector fundamentals have been and continue to be weak and values are experiencing stress due to multiple headwinds: expanded work from home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 25% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity.
Other Long-term Investments
Other long-term investments of $4.4 billion as of June 30, 2024 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 200 separate partnerships and 100 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
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

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $14.1 billion as of June 30, 2024. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of June 30, 2024.
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

As of June 30, 2024, there was an increase in our interest rate risk due to an increase in the fair value of our long-term debt since December 31, 2023. In the event of a 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $1.9 billion at June 30, 2024 compared to approximately $1.8 billion at December 31, 2023.

If the market price for all equity securities declined by 10%, the fair value of the Company's equity securities would decrease by approximately $0.2 billion as of June 30, 2024, compared to approximately $0.3 billion at December 31, 2023. This decline in our equity price risk exposure is driven by the impairment of equity securities. See Note 11 to the Consolidated Financial Statements for more information regarding the impairment in equity securities.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended June 30, 2024:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
April 1-30, 2024	300	$367.11	—	$7,284
May 1-31, 2024	2,863,087	(1)	2,860,996	$6,900
June 1-30, 2024	1,807,858	$339.33	1,806,656	$6,293
Total	4,671,245	(1)	4,667,652	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 300 shares in April, 2,091 shares in May and 1,202 shares in June 2024. Amount purchased in May 2024 also reflects the final settlement of approximately 1.7 million shares for no additional consideration pursuant to the ASR agreements discussed in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2. For shares not purchased pursuant to the accelerated share repurchase agreements, the average price paid per share for the period May 1 to May 31, 2024 was $337.95 and for the quarter ended June 30, 2024 was $338.79.
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

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the quarter ended June 30, 2024, the following 10b5-1 director and officer trading plan arrangement changes occurred:
1.On May 8, 2024, David Cordani, Chairman and Chief Executive Officer of The Cigna Group, adopted a 10b5-1 plan. Mr. Cordani's plan provides for (i) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 38,323 shares subject to the award at the target level of performance) and (ii) the exercise of vested stock options and the associated sale of up to 59,527 shares of The Cigna Group common stock, in each case through May 5, 2025.
2.On May 9, 2024, Michael Triplett, Special Advisor of The Cigna Group, adopted a 10b5-1 plan. Mr. Triplett's plan provides for (i) the sale of up to 2,975 shares of The Cigna Group common stock and (ii) the exercise of 7,200 vested stock options and the associated sale of an indeterminable number of shares of The Cigna Group common stock sufficient to satisfy the option exercise price and applicable tax withholding obligations pursuant to a sell-to-cover instruction, in each case through November 8, 2024.
3.On May 10, 2024, Nicole Jones, Executive Vice President, Chief Administrative Officer and General Counsel of The Cigna Group, adopted a 10b5-1 plan. Ms. Jones' plan provides for (i) the sale of up to 7,000 shares of The Cigna Group common stock, (ii) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 7,026 shares subject to the award at the target level of performance) and (iii) the exercise of vested stock options and the associated sale of up to 8,833 shares of The Cigna Group common stock, in each case through May 5, 2025.

4.On May 14, 2024, William DeLaney, Director of The Cigna Group, adopted a 10b5-1 plan. Mr. DeLaney's plan provides for the exercise of vested stock options and the associated sale of up to 2,691 shares of The Cigna Group common stock through May 6, 2025.
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
10.1
Revolving Credit and Letter of Credit Agreement, dated as of April 25, 2024, with the banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.
Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 26, 2024 and incorporated herein by reference.
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
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 1, 2024

THE CIGNA GROUP

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer and Authorized Signatory)