Form 10-Q
period 2024-09-30
Cigna Group
filed 2024-10-31
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 25, 2024, 278,152,606 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Revenues
Pharmacy revenues	$48,284	$34,531	$135,421	$100,639
Premiums	11,436	10,998	34,493	33,062
Fees and other revenues	3,889	3,198	10,862	9,574
Net investment income	85	321	696	876
TOTAL REVENUES	63,694	49,048	181,472	144,151
Benefits and expenses
Pharmacy and other service costs	47,565	33,639	133,488	98,540
Medical costs and other benefit expenses	9,527	8,927	28,482	27,007
Selling, general and administrative expenses	3,590	3,788	10,979	10,760
Amortization of acquired intangible assets	436	454	1,279	1,368
TOTAL BENEFITS AND EXPENSES	61,118	46,808	174,228	137,675
Income from operations	2,576	2,240	7,244	6,476
Interest expense and other	(376)	(365)	(1,073)	(1,086)
Loss on sale of businesses	(87)	(21)	(106)	(21)
Net realized investment losses	(921)	(14)	(2,805)	(44)
Income before income taxes	1,192	1,840	3,260	5,325
TOTAL INCOME TAXES	367	391	1,018	1,060
Net income	825	1,449	2,242	4,265
Less: Net income attributable to noncontrolling interests	86	41	232	130
SHAREHOLDERS’ NET INCOME	$739	$1,408	$2,010	$4,135
Shareholders' net income per share
Basic	$2.65	$4.79	$7.13	$14.03
Diluted	$2.63	$4.74	$7.05	$13.89

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$825	$1,449	$2,242	$4,265
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	264	(192)	493	22
Net long-duration insurance and contractholder liabilities measurement adjustments	(28)	(28)	(800)	(476)
Net translation gains (losses) on foreign currencies	39	(29)	8	(32)
Postretirement benefits liability adjustment	4	8	—	25
Other comprehensive income (loss), net of tax	279	(241)	(299)	(461)
Total comprehensive income	1,104	1,208	1,943	3,804

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	—	37	—	116
Net income attributable to other noncontrolling interests	86	4	232	14
Total comprehensive income attributable to noncontrolling interests	86	41	232	130
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,018	$1,167	$1,711	$3,674

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of September 30,	As of December 31,
(In millions)	2024	2023
Assets
Cash and cash equivalents	$5,888	$7,822
Investments	864	925
Accounts receivable, net	27,846	17,722
Inventories	5,083	5,645
Other current assets	2,667	2,169
Assets of businesses held for sale	6,874	3,068
Total current assets	49,222	37,351
Long-term investments	15,270	17,985
Reinsurance recoverables	4,557	4,835
Property and equipment	3,594	3,695
Goodwill	44,374	44,259
Other intangible assets	29,791	30,863
Other assets	3,180	3,421
Separate account assets	7,651	7,430
Assets of businesses held for sale, non-current	—	2,922
TOTAL ASSETS	$157,639	$152,761
Liabilities
Current insurance and contractholder liabilities	$5,477	$5,514
Pharmacy and other service costs payable	28,801	19,815
Accounts payable	8,515	8,553
Accrued expenses and other liabilities	8,920	9,955
Short-term debt	2,572	2,775
Liabilities of businesses held for sale	2,775	2,104
Total current liabilities	57,060	48,716
Non-current insurance and contractholder liabilities	10,573	10,904
Deferred tax liabilities, net	6,794	7,173
Other non-current liabilities	3,033	3,441
Long-term debt	30,230	28,155
Separate account liabilities	7,651	7,430
Liabilities of businesses held for sale, non-current	—	591
TOTAL LIABILITIES	115,341	106,410
Contingencies — Note 16
Redeemable noncontrolling interests	—	107
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,186	30,669
Accumulated other comprehensive loss	(2,163)	(1,864)
Retained earnings	42,480	41,652
Less: Treasury stock, at cost	(29,412)	(24,238)
TOTAL SHAREHOLDERS' EQUITY	42,095	46,223
Other noncontrolling interests	203	21
Total equity	42,298	46,244
Total liabilities and equity	$157,639	$152,761
(1)Par value per share, $0.01; shares issued, 402 million as of September 30, 2024 and 400 million as of December 31, 2023; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended September 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2024	$4	$31,048	$(2,442)	$42,132	$(29,410)	$41,332	$195	$41,527	$—
Effects of issuing stock for employee benefit plans		138			(2)	136		136
Other comprehensive income			279			279		279	—
Net income				739		739	86	825	—
Common dividends declared (per share: $1.40)				(391)		(391)		(391)
Repurchase of common stock		—			—	—		—
Other transactions impacting noncontrolling interests		—				—	(78)	(78)	—
Balance at September 30, 2024	$4	$31,186	$(2,163)	$42,480	$(29,412)	$42,095	$203	$42,298	$—

Three Months Ended September 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2023	$4	$30,436	$(1,878)	$39,936	$(23,053)	$45,445	$19	$45,464	$62
Effect of issuing stock for employee benefit plans		127			(5)	122		122
Other comprehensive loss			(241)			(241)		(241)	—
Net income				1,408		1,408	4	1,412	37
Common dividends declared (per share: $1.23)				(362)		(362)		(362)
Repurchase of common stock		—			(681)	(681)		(681)
Other transactions impacting noncontrolling interests		—				—	(12)	(12)	(35)
Balance at September 30, 2023	$4	$30,563	$(2,119)	$40,982	$(23,739)	$45,691	$11	$45,702	$64

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		517			(117)	400		400
Other comprehensive loss			(299)			(299)		(299)	—
Net income				2,010		2,010	232	2,242	—
Common dividends declared (per share: $4.20)				(1,182)		(1,182)		(1,182)
Repurchase of common stock		—			(5,057)	(5,057)		(5,057)
Other transactions impacting noncontrolling interests		—				—	(50)	(50)	(107)
Balance at September 30, 2024	$4	$31,186	$(2,163)	$42,480	$(29,412)	$42,095	$203	$42,298	$—

Nine Months Ended September 30, 2023
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		332			(110)	222		222
Other comprehensive loss			(461)			(461)		(461)	—
Net income				4,135		4,135	14	4,149	116
Common dividends declared (per share: $3.69)				(1,093)		(1,093)		(1,093)
Repurchase of common stock		—			(1,785)	(1,785)		(1,785)
Other transactions impacting noncontrolling interests		(2)				(2)	(16)	(18)	(118)
Balance at September 30, 2023	$4	$30,563	$(2,119)	$40,982	$(23,739)	$45,691	$11	$45,702	$64

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2024	2023
Cash Flows from Operating Activities
Net income	$2,242	$4,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,129	2,270
Realized investment losses, net	2,805	44
Deferred income tax benefit	(351)	(303)
Loss on sale of businesses	106	21
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(10,600)	(1,916)
Inventories	577	360
Reinsurance recoverable and Other assets	(358)	281
Insurance liabilities	(214)	1,482
Pharmacy and other service costs payable	8,979	2,250
Accounts payable and Accrued expenses and other liabilities	(819)	1,337
Other, net	655	255
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,151	10,346
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	569	757
Investment maturities and repayments:
Debt securities and equity securities	585	715
Commercial mortgage loans	79	86
Other sales, maturities and repayments (primarily short-term and other long-term investments)	567	453
Investments purchased or originated:
Debt securities and equity securities	(943)	(4,005)
Commercial mortgage loans	(54)	(94)
Other (primarily short-term and other long-term investments)	(1,028)	(891)
Property and equipment purchases, net	(1,069)	(1,208)
Acquisitions, net of cash acquired	(132)	(443)
Divestitures, net of cash sold	—	13
Other, net	(485)	(117)
NET CASH USED IN INVESTING ACTIVITIES	(1,911)	(4,734)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	120	127
Withdrawals and benefit payments from contractholder deposit funds	(180)	(139)
Net change in short-term debt	366	1,484
Repayment of long-term debt	(3,000)	(2,967)
Net proceeds on issuance of long-term debt	4,462	1,491
Repurchase of common stock	(5,012)	(1,740)
Issuance of common stock	283	113
Common stock dividend paid	(1,183)	(1,092)
Other, net	(255)	(321)
NET CASH USED IN FINANCING ACTIVITIES	(4,399)	(3,044)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	6	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,153)	2,570
Cash, cash equivalents and restricted cash January 1, (1)	8,337	5,976
Cash, cash equivalents and restricted cash, September 30, (2)	7,184	8,546
Cash and cash equivalents reclassified to assets of businesses held for sale	(1,249)	—
Cash, cash equivalents and restricted cash September 30, per Consolidated Balance Sheets (2)	$5,935	$8,546
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$839	$1,380
Interest paid	$1,037	$1,019
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

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. The majority of these products and services are offered through employers and other entities such as governmental and non-governmental organizations, unions and associations. Cigna Healthcare also offers health and dental insurance products to individuals in the United States and select international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

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

Pharmacy Benefit Services drives high-quality, cost-effective pharmacy care through various services such as drug claim adjudication, retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and access to our home delivery pharmacy. Specialty and Care Services provides specialty drugs for the treatment of complex and rare diseases, specialty distribution of pharmaceuticals and medical supplies, as well as clinical programs to help our clients drive better whole-person health outcomes through Care Delivery and Management Solutions. The Company's reporting units remain aligned with its operating segments and Evernorth Health Services' goodwill was allocated on a relative fair value basis during the three months ended March 31, 2024.

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
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC") for approximately $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions, including adjustments to align with the final balance sheet of the divested businesses (the "HCSC transaction"). See Note 5 to the Consolidated Financial Statements for further information.
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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	September 30, 2024	December 31, 2023
Pharmaceutical manufacturers receivables	$13,708	$8,169
Noninsurance customer receivables	12,615	8,044
Insurance customer receivables	2,732	2,359
Other receivables	323	272
Total	$29,378	$18,844
Accounts receivable, net classified as assets of businesses held for sale	(1,532)	(1,122)
Total	$27,846	$17,722

These accounts receivable are reported net of our allowances of $4.6 billion as of September 30, 2024 and $3.7 billion as of December 31, 2023. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $88 million as of September 30, 2024 and $90 million as of December 31, 2023.

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
We sold accounts receivable under the Facility of $1.3 billion and $1.0 billion for the three months ended September 30, 2024 and 2023, respectively, and $4.5 billion and $1.0 billion for the nine months ended September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, factoring fees paid were not material. As of September 30, 2024, there were $258 million of sold accounts receivable that have not been collected from pharmaceutical manufacturers and have been removed from the Company's Consolidated Balance Sheets. At December 31, 2023, all sold accounts receivable had been collected from pharmaceutical manufacturers. As of September 30, 2024 and December 31, 2023, there were $1.1 billion and $515 million, respectively, of collections from pharmaceutical manufacturers that have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

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

As of September 30, 2024 and December 31, 2023, $1.6 billion and $1.5 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier. As of September 30, 2024, we have been informed by the financial institution that $534 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
Note 5 – Assets and Liabilities of Businesses Held for Sale

In January 2024, the Company entered into the HCSC transaction for a purchase price of approximately $3.3 billion cash, subject to applicable regulatory approvals and other customary closing conditions, including adjustments to align with the final balance sheet of the divested businesses. The transaction is expected to close in the first quarter of 2025.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,249	$467
Investments	1,614	1,438
Accounts receivable, net	1,532	1,122
Other assets, including Goodwill (1)	2,479	2,963
Total assets of businesses held for sale	6,874	5,990
Insurance and contractholder liabilities	1,568	1,636
All other liabilities	1,207	1,059
Total liabilities of businesses held for sale	$2,775	$2,695
(1) Includes Goodwill of $396 million as of September 30, 2024 and December 31, 2023.
Integration and Transaction-related Costs
In 2024 and 2023, the Company incurred transaction-related costs associated with the HCSC transaction. In 2023, the Company also incurred net costs mainly related to the sale of our international life, accident and supplemental benefits businesses ("Chubb transaction"). These costs incurred in both 2024 and 2023 consisted primarily of certain projects to separate or integrate the Company's systems, products and services, fees for legal, advisory and other professional services and certain employment-related costs. These costs were $77 million pre-tax ($59 million after-tax) for the three months ended and $177 million pre-tax ($135 million after-tax) for the nine months ended September 30, 2024, compared with $13 million pre-tax ($9 million after-tax) for the three months ended and $20 million pre-tax ($15 million after-tax) for the nine months ended September 30, 2023.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2024			September 30, 2023
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$739		$739	$1,408		$1,408
Shares:
Weighted average	278,457		278,457	294,058		294,058
Common stock equivalents		2,939	2,939		3,073	3,073
Total shares	278,457	2,939	281,396	294,058	3,073	297,131
Earnings per share	$2.65	$(0.02)	$2.63	$4.79	$(0.05)	$4.74

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$2,010		$2,010	$4,135		$4,135
Shares:
Weighted average	282,005		282,005	294,752		294,752
Common stock equivalents		3,037	3,037		2,911	2,911
Total shares	282,005	3,037	285,042	294,752	2,911	297,663
Earnings per share	$7.13	$(0.08)	$7.05	$14.03	$(0.14)	$13.89

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Anti-dilutive options	0.8	0.9	1.0	0.9
The Company held approximately 122.5 million shares of common stock in treasury at September 30, 2024, 107.4 million shares as of December 31, 2023 and 105.7 million shares as of September 30, 2023.

The increase in Treasury stock as of September 30, 2024 and the reduction in weighted average shares outstanding for the three and nine months ended September 30, 2024 was driven in part by 9.3 million shares of our common stock repurchased under the accelerated share repurchase agreements (the "ASR agreements"). See Note 8 for additional information.

Note 7 – Debt
The outstanding amounts of debt (net of issuance costs, discounts or premiums) and finance leases were as follows:

(In millions)	September 30, 2024	December 31, 2023
Short-term debt
Commercial paper	$1,635	$1,237
$500 million, 0.613% Notes due March 2024	—	500
$790 million, 3.500% Notes due June 2024 (1)	—	996
$900 million, 3.250% Notes due April 2025 (2)	893	—
Other, including finance leases	44	42
Total short-term debt	$2,572	$2,775
Long-term debt
$900 million, 3.250% Notes due April 2025 (2)	—	882
$1,216 million, 4.125% Notes due November 2025 (1)	1,215	2,197
$1,284 million, 4.500% Notes due February 2026 (1)	1,285	1,502
$550 million, 1.250% Notes due March 2026 (1)	549	798
$700 million, 5.685% Notes due March 2026	698	698
$1,500 million, 3.400% Notes due March 2027	1,462	1,450
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	598	597
$3,800 million, 4.375% Notes due October 2028	3,789	3,787
$1,000 million, 5.000% Notes due May 2029	994	—
$1,400 million, 2.400% Notes due March 2030 (1) (2)	1,405	1,493
$1,500 million, 2.375% Notes due March 2031 (2)	1,411	1,397
$750 million, 5.125% Notes due May 2031	745	—
$45 million, 8.080% Step Down Notes due January 2033	45	45
$800 million, 5.400% Notes due March 2033	795	794
$1,250 million, 5.250% Notes due February 2034 (2)	1,256	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,193	2,193
$750 million, 3.200% Notes due March 2040	744	744
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	486	487
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,468	1,467
$1,000 million, 3.875% Notes due October 2047	990	989
$3,000 million, 4.900% Notes due December 2048	2,971	2,970
$1,250 million, 3.400% Notes due March 2050	1,237	1,237
$1,500 million, 3.400% Notes due March 2051	1,479	1,479
$1,500 million, 5.600% Notes due February 2054	1,482	—
Other, including finance leases	50	66
Total long-term debt	$30,230	$28,155
(1)Included in the February 2024 debt tender offers discussed below.
(2)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 11 to the Consolidated Financial Statements for further information about the Company's interest rate risk management and these derivative instruments.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of September 30, 2024, there were no outstanding balances under these revolving credit agreements.

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

Each of the two facilities is diversified among 22 large commercial banks, all of which had an A- equivalent or higher rating by at least one Nationally Recognized Statistical Rating Organization ("NRSRO") as of September 30, 2024. Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Our commercial paper program size was increased from $5.0 billion to $6.5 billion during the third quarter 2024. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The weighted average interest rate of our commercial paper was 5.33% at September 30, 2024.

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

Interest Expense
Interest expense on corporate financing was $380 million for the three months ended and $1.1 billion for the nine months ended September 30, 2024, compared with $353 million for the three months ended and $1.0 billion for the nine months ended September 30, 2023.
Debt Covenants

The Company was in compliance with its debt covenants as of September 30, 2024.

Note 8 – Common and Preferred Stock

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2024
March 6, 2024	March 21, 2024	$1.40	$401
June 4, 2024	June 20, 2024	$1.40	$392
September 4, 2024	September 19, 2024	$1.40	$390
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
September 6, 2023	September 21, 2023	$1.23	$362
On October 23, 2024, the Board of Directors declared the fourth quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on December 19, 2024 to shareholders of record on December 4, 2024. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	September 30, 2024			December 31, 2023			September 30, 2023
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,006	$82	$5,088	$5,017	$75	$5,092	$5,317
Other Operations	162	150	312	99	154	253	274
Future policy benefits
Cigna Healthcare	89	510	599	97	518	615	590
Other Operations	157	3,301	3,458	163	3,375	3,538	3,380
Contractholder deposit funds
Cigna Healthcare	10	120	130	12	133	145	151
Other Operations	364	5,982	6,346	362	6,178	6,540	6,607
Market risk benefits	30	914	944	37	966	1,003	934
Unearned premiums	710	31	741	846	22	868	1,385
Total	6,528	11,090	17,618	6,633	11,421	18,054
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)	(1,051)	(517)	(1,568)	(1,119)	(517)	(1,636)
Total insurance and contractholder liabilities	$5,477	$10,573	$16,050	$5,514	$10,904	$16,418	$18,638
(1) Amounts classified as liabilities of businesses held for sale include $937 million of Unpaid claims, $422 million of Future policy benefits, $98 million of Unearned premiums and $111 million of Contractholder deposit funds as of September 30, 2024 and $823 million of Unpaid claims, $429 million of Future policy benefits, $261 million of Unearned premiums and $123 million of Contractholder deposit funds as of December 31, 2023.

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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.7 billion at September 30, 2024 and $5.0 billion at September 30, 2023.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Nine Months Ended September 30,
(In millions)	2024 (1)	2023
Beginning balance	$5,092	$4,176
Less: Reinsurance and other amounts recoverable	236	221
Beginning balance, net	4,856	3,955
Incurred costs related to:
Current year	28,314	26,788
Prior years	(422)	(237)
Total incurred	27,892	26,551
Paid costs related to:
Current year	23,761	22,053
Prior years	4,059	3,362
Total paid	27,820	25,415
Ending balance, net	4,928	5,091
Add: Reinsurance and other amounts recoverable	160	226
Ending balance	$5,088	$5,317
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale. As of September 30, 2024 and December 31, 2023, $937 million and $823 million classified as liabilities of businesses held for sale, respectively.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Nine Months Ended September 30,
	2024		2023
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$212	0.6%	$45	0.2%
Medical cost trend	210	0.6	192	0.6
Total favorable variance	$422	1.2%	$237	0.8%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2023.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2022.

Favorable prior year development in both years primarily reflects lower than expected utilization of medical services as compared to our assumptions.

C.Future Policy Benefits

Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	September 30, 2024	September 30, 2023
Interest accretion rate	2.83%	2.85%
Current discount rate	4.50%	6.03%
Weighted average duration	9.0 years	7.0 years

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

	Nine Months Ended September 30,
(In millions)	2024 (1)	2023
Present value of expected net premiums
Beginning balance	$9,233	$8,557
Reversal of effect of beginning of period discount rate assumptions	1,154	1,537
Effect of assumption changes and actual variances from expected experience (2)	3	314
Issuances and lapses	1,392	822
Net premiums collected	(1,065)	(1,019)
Interest and other (3)	680	58
Ending balance at original discount rate	11,397	10,269
Effect of end of period discount rate assumptions	(865)	(1,681)
Ending balance (4)	$10,532	$8,588

Present value of expected policy benefits
Beginning balance	$9,633	$8,945
Reversal of effect of discount rate assumptions	1,220	1,611
Effect of assumption changes and actual variances from expected experience (2)	203	112
Issuances and lapses	1,316	902
Benefit payments	(1,096)	(1,017)
Interest and other (3)	580	184
Ending balance at original discount rate	11,856	10,737
Effect of discount rate assumptions	(926)	(1,765)
Ending balance (5)	$10,930	$8,972

Liability for future policy benefits	$398	$384
Other (6)	201	206
Total liability for future policy benefits (1)(7)	$599	$590
(1)Includes $422 million and $429 million of future policy benefits classified as liabilities of businesses held for sale in the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively.
(2)Includes the effect of actual variances from expectations, which decreased the total liability for future policy benefits by $(43) million and $(12) million, respectively, for the nine months ended September 30, 2024 and September 30, 2023.
(3)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(4)As of September 30, 2024 and September 30, 2023, undiscounted expected future gross premiums were $20.7 billion and $18.5 billion, respectively. As of September 30, 2024 and September 30, 2023, discounted expected future gross premiums were $14.4 billion and $12.5 billion, respectively.
(5)As of September 30, 2024 and September 30, 2023, undiscounted expected future policy benefits were $15.6 billion and $13.1 billion, respectively.
(6)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.
(7)$73 million and $154 million reported in Reinsurance recoverables in the Consolidated Balance Sheets as of September 30, 2024 and September 30, 2023, respectively, relate to the liability for future policy benefits. Additionally, $78 million of reinsurance recoverables are reported in assets of businesses held for sale in the Consolidated Balance Sheets as of September 30, 2024.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	September 30, 2024	September 30, 2023
Interest accretion rate	5.64%	5.64%
Current discount rate	4.81%	5.73%
Weighted average duration	11.3 years	10.9 years

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

Future policy benefits for Other Operations includes deferred profit liability of $0.4 billion as of both September 30, 2024 and September 30, 2023. Future policy benefits excluding deferred profit liability were $3.1 billion as of September 30, 2024, $3.0 billion as of September 30, 2023, and $3.2 billion as of both December 31, 2023, and December 31, 2022. The decrease in future policy benefit reserve as of both September 30, 2024 and September 30, 2023 was primarily driven by benefit payments and for the nine months ended September 30, 2023 current discount rate increases were an additional factor contributing to the decrease in future policy benefit reserve. For both periods, the decreases were partially offset by interest accretion. Undiscounted expected future policy benefits were $4.3 billion as of September 30, 2024 and $4.5 billion as of September 30, 2023. As of September 30, 2024 and September 30, 2023, $0.9 billion and $1.0 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.3 billion as of September 30, 2024, $6.5 billion as of December 31, 2023, $6.6 billion as of September 30, 2023 and $6.7 billion as of December 31, 2022. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of September 30, 2024, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.33%, $2.9 billion and $2.8 billion, respectively. The comparative amounts as of September 30, 2023 were 3.27%, $3.1 billion and $2.8 billion, respectively. More than 99% of the $4.0 billion liability as of September 30, 2024 and the $4.1 billion liability as of September 30, 2023 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.1 billion and $1.2 billion, as of September 30, 2024 and September 30, 2023, respectively, represented contracts with policies at the guarantee. As of both September 30, 2024 and September 30, 2023, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.7 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both September 30, 2024 and September 30, 2023, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Balance, beginning of year	$1,003	$1,268
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,085	1,379
Changes due to expected run-off	(7)	(15)
Changes due to capital markets versus expected	(78)	(352)
Changes due to policyholder behavior versus expected	(26)	(1)
Assumption changes	37	(16)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	1,011	995
Nonperformance risk (own credit risk), end of period	(67)	(61)
Balance, end of period	$944	$934
Reinsured market risk benefit, end of period	$1,008	$993

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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2024	September 30, 2023
Net amount at risk	$1,361	$1,986
Average attained age of contractholders (weighted by exposure)	77.6 years	75.9 years

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

The Company's reinsurance recoverables as of September 30, 2024 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair value of collateral contractually required to meet or exceed carrying value of recoverable	Collateral provisions exist that may mitigate risk of credit loss (1)	No collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (2)	$—	$7	$235	$242
BBB- to BBB+ equivalent current credit ratings (2)	—	—	62	62
Not rated	143	11	3	157
Total recoverables related to ongoing operations	143	18	300	461
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)
Lincoln National Life and Lincoln Life & Annuity of New York	—	2,548	—	2,548
Empower Annuity Insurance Company	—	—	123	123
Prudential Insurance Company of America	320	—	—	320
Life Insurance Company of North America	—	311	—	311
Other	155	19	14	188
Not rated	—	6	4	10
Total recoverables related to acquisition, disposition or run-off activities	475	2,884	141	3,500
Total reinsurance recoverables before market risk benefits	$618	$2,902	$441	$3,961
Allowance for uncollectible reinsurance				(30)
Market risk benefits				1,008
Total reinsurance recoverables (3)				$4,939
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by an NRSRO.
(3)Includes $188 million of current reinsurance recoverables that are reported in Other current assets and $194 million of reinsurance recoverables classified as assets of businesses held for sale.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.

B.Effective Exit of Variable Annuity Reinsurance Business
The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.0 billion remaining at September 30, 2024. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit.

(In millions)
Reinsurer (1)	September 30, 2024	December 31, 2023	Collateral and Other Terms at September 30, 2024
Berkshire	$836	$873	80% were secured by assets in a trust.
Sun Life Assurance Company of Canada	75	92
Liberty Re (Bermuda) Ltd.	87	104	100% were secured by assets in a trust.
SCOR SE	29	31	65% were secured by a letter of credit.
Market risk benefits (2)	$1,027	$1,100
(1)All reinsurers are rated A- equivalent and higher by an NRSRO.
(2)Includes incurred but not reported ("IBNR") and outstanding claims of $19 million as of September 30, 2024 and $19 million as of December 31, 2023. These amounts are excluded from market risk benefits as of September 30, 2024 in Note 9 and Note 10A to the Consolidated Financial Statements.

The impact of nonperformance risk (i.e., the risk that a counterparty might default) on the variable annuity reinsurance asset was immaterial for the three and nine months ended September 30, 2024 and September 30, 2023.

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

The following table summarizes the Company's investments by category and current or long-term classification:

	September 30, 2024			December 31, 2023
(In millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities	$596	$9,285	$9,881	$590	$9,265	$9,855
Equity securities	29	488	517	31	3,331	3,362
Commercial mortgage loans	165	1,295	1,460	182	1,351	1,533
Policy loans	—	1,163	1,163	—	1,211	1,211
Other long-term investments	—	4,545	4,545	—	4,181	4,181
Short-term investments	182	—	182	206	—	206
Total	$972	$16,776	$17,748	$1,009	$19,339	$20,348
Investments classified as assets of businesses held for sale (1)	(108)	(1,506)	(1,614)	(84)	(1,354)	(1,438)
Investments per Consolidated Balance Sheets	$864	$15,270	$16,134	$925	$17,985	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of September 30, 2024. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long-term investments.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of September 30, 2024:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$784	$695
Due after one year through five years	3,897	3,806
Due after five years through ten years	3,117	3,033
Due after ten years	2,097	1,994
Mortgage and other asset-backed securities	378	353
Total	$10,273	$9,881
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2024
Federal government and agency	$273	$—	$21	$(5)	$289
State and local government	37	—	2	(1)	38
Foreign government	373	—	12	(9)	376
Corporate	9,212	(104)	204	(487)	8,825
Mortgage and other asset-backed	378	—	3	(28)	353
Total	$10,273	$(104)	$242	$(530)	$9,881

December 31, 2023
Federal government and agency	$251	$—	$24	$(8)	$267
State and local government	37	—	2	(1)	38
Foreign government	355	—	10	(13)	352
Corporate	9,338	(33)	158	(630)	8,833
Mortgage and other asset-backed	398	—	1	(34)	365
Total	$10,379	$(33)	$195	$(686)	$9,855

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

	September 30, 2024				December 31, 2023
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$202	$205	$(3)	112	$330	$338	$(8)	142
Below investment grade	91	100	(9)	155	161	170	(9)	135
More than one year
Investment grade	5,076	5,543	(467)	1,382	5,441	6,036	(595)	1,590
Below investment grade	487	538	(51)	278	701	775	(74)	486
Total	$5,856	$6,386	$(530)	1,927	$6,633	$7,319	$(686)	2,353

Equity Securities
The following table provides the values of the Company's equity security investments:

	September 30, 2024		December 31, 2023
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$657	$49	$656	$51
Equity securities with no readily determinable fair value	3,117	468	3,248	3,311
Total	$3,774	$517	$3,904	$3,362
We are a minority owner in VillageMD, a provider of primary, multi-specialty and urgent care services that is majority-owned by Walgreens Boots Alliance, Inc. These securities are included in equity securities with no readily determinable fair value in the above table. We determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net realized investment losses in the Company's Consolidated Statements of Income.

Commercial Mortgage Loans
Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. The annual portfolio review performed in the second quarter of 2024 confirmed ongoing strong overall credit quality in line with the previous year's results. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 12 in the Company's 2023 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	September 30, 2024			December 31, 2023
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$645	2.15		$802	2.13
60% to 79%	574	1.85		574	1.77
80% to 100%	241	0.92		157	0.65
Total	$1,460	1.81	67%	$1,533	1.82	64%

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

	Carrying Value as of
(In millions)	September 30, 2024	December 31, 2023
Real estate investments	$1,760	$1,606
Securities partnerships	2,578	2,400
Other	207	175
Total	$4,545	$4,181

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

As of September 30, 2024, the notional value of interest rate swap contracts increased to $2.1 billion compared to $1.5 billion as of December 31, 2023. There have been no other material changes to the Company's derivative financial instruments during the nine months ended September 30, 2024. Please refer to the Company's 2023 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of September 30, 2024 and December 31, 2023. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

C.Realized Investment Gains and Losses

The following realized gains and losses on investments exclude realized gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net realized investment gains (losses), excluding credit (loss)/recovery and other investment write-downs	$25	$(9)	$32	$(29)
Credit (loss)/recovery and other investment write-downs	(946)	(5)	(2,837)	(15)
Net realized investment (losses), before income taxes	$(921)	$(14)	$(2,805)	$(44)
Net realized investment losses for the three and nine months ended September 30, 2024 were primarily driven by the impairment of equity securities, as described above.
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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Financial assets at fair value
Debt securities
Federal government and agency	$168	$130	$121	$137	$—	$—	$289	$267
State and local government	—	—	38	38	—	—	38	38
Foreign government	—	—	376	352	—	—	376	352
Corporate	—	—	8,448	8,432	377	401	8,825	8,833
Mortgage and other asset-backed	—	—	307	319	46	46	353	365
Total debt securities	168	130	9,290	9,278	423	447	9,881	9,855
Equity securities (1)	1	4	48	47	—	—	49	51
Short-term investments	—	—	182	206	—	—	182	206
Derivative assets	—	—	129	131	—	1	129	132
Financial liabilities at fair value
Derivative liabilities	$—	$—	$5	$4	$—	$—	$5	$4
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	September 30, 2024	December 31, 2023	Unobservable Input September 30, 2024	September 30, 2024		December 31, 2023
Debt securities
Corporate	$377	$401	Liquidity	60 - 1495 (380)	bps	70 - 1235 (310)	bps
Mortgage and other asset-backed securities	46	46	Liquidity	100 - 635 (320)	bps	95 - 640 (310)	bps
Total Level 3 debt securities	$423	$447

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Debt and Equity Securities
Beginning balance	$397	$454	$447	$447
Losses included in Shareholders' net income	(10)	(1)	(71)	(1)
Gains (losses) included in Other comprehensive income (loss)	8	(5)	3	(5)
Purchases, sales and settlements
Purchases	4	6	15	10
Sales	(2)	—	(2)	—
Settlements	(4)	(5)	(19)	(32)
Total purchases, sales and settlements	(2)	1	(6)	(22)
Transfers into / (out of) Level 3
Transfers into Level 3	32	—	63	71
Transfers out of Level 3	(2)	(13)	(13)	(54)
Total transfers into / (out of) Level 3	30	(13)	50	17
Ending balance	$423	$436	$423	$436
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(9)	$(1)	$(71)	$(1)
Change in unrealized gain or (loss) included in Other comprehensive income (loss) for assets held at the end of the reporting period	$8	$(4)	$3	$(9)

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

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the nine months ended September 30, 2024 and 2023 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Guaranteed separate accounts (See Note 16)	$247	$226	$353	$352	$—	$—	$600	$578
Non-guaranteed separate accounts (1)	166	158	6,007	5,797	227	217	6,400	6,172
Subtotal	$413	$384	$6,360	$6,149	$227	$217	7,000	6,750
Non-guaranteed separate accounts priced at net asset value ("NAV") as a practical expedient (1)							651	680
Total							$7,651	$7,430
(1)Non-guaranteed separate accounts include $4.0 billion as of both September 30, 2024 and December 31, 2023 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of both September 30, 2024 and December 31, 2023.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly-issued, privately-placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2024 or 2023.

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

	Fair Value as of		Unfunded Commitment as of September 30, 2024	Redemption Frequency (if currently eligible)	Redemption Notice Period
(In millions)	September 30, 2024	December 31, 2023
Securities partnerships	$413	$419	$224	Not applicable	Not applicable
Real estate and real estate funds	237	258	3	Quarterly	30 - 90 days
Hedge funds	1	3	—	Up to annually, varying by fund	30 - 90 days
Total	$651	$680	$227
As of September 30, 2024, the Company does not have plans to sell any of these assets at less than fair value. These investments are structured to satisfy longer-term investment objectives. Securities partnerships are contractually non-redeemable and the underlying investment assets are expected to be liquidated by the fund managers within ten years after inception.

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

For the nine months ended September 30, 2024, we determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net realized investment losses in the Company's Consolidated Statements of Income. For the nine months ended

September 30, 2023, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. Observable price changes for equity securities with no readily determinable fair value were not material for the nine months ended September 30, 2024 and September 30, 2023.

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

	Classification in Fair Value Hierarchy	September 30, 2024		December 31, 2023
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,394	$1,460	$1,430	$1,533
Long-term debt, including current maturities, excluding finance leases	Level 2	$29,854	$31,073	$28,033	$29,585

Note 13 – Variable Interest Entities

We perform ongoing qualitative analyses of our involvement with variable interest entities to determine if consolidation is required. The Company determined that it was not a primary beneficiary in any material variable interest entity as of September 30, 2024 or December 31, 2023. The Company's involvement with variable interest entities for which it is not the primary beneficiary has not materially changed from December 31, 2023. For details of our accounting policy for variable interest entities and the composition of variable interest entities with which the Company is involved, refer to Note 14 in the Company's 2023 Form 10-K. The Company has not provided, and does not intend to provide, financial support to any of these variable interest entities in excess of its maximum exposure.

Note 14 – Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) ("AOCI") includes net unrealized appreciation (depreciation) on securities and derivatives, change in discount rate and instrument-specific credit risk for certain long-duration insurance contractholder liabilities (Note 9 to the Consolidated Financial Statements), foreign currency translation and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized.

Shareholders' other comprehensive loss, net of tax, for the three and nine months ended September 30, 2024 and September 30, 2023, is primarily attributable to the change in discount rates for certain long-duration liabilities (following the adoption of Targeted Improvements to the Accounting for Long-Duration Contracts in 2023) and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Securities and Derivatives
Beginning balance	$400	$(118)	$171	$(332)
Unrealized appreciation (depreciation) on securities and derivatives	319	(257)	568	2
Tax (expense) benefit	(65)	57	(133)	(9)
Net unrealized appreciation (depreciation) on securities and derivatives	254	(200)	435	(7)
Reclassification adjustment for losses included in Shareholders' net income (Net realized investment losses)	12	12	73	38
Reclassification adjustment for (gains) included in Shareholders' net income (Selling, general and administrative expenses)	—	(1)	—	(1)
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(2)	(3)	(15)	(8)
Net losses reclassified from AOCI to Shareholders' net income	10	8	58	29
Other comprehensive income (loss), net of tax	264	(192)	493	22
Ending balance	$664	$(310)	$664	$(310)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(1,743)	$(704)	$(971)	$(256)
Current period change in discount rate for certain long-duration liabilities	(34)	(27)	(1,054)	(585)
Tax benefit	3	12	265	149
Net current period change in discount rate for certain long-duration liabilities	(31)	(15)	(789)	(436)
Current period change in instrument-specific credit risk for market risk benefits	3	(17)	(15)	(50)
Tax benefit	—	4	4	10
Net current period change in instrument-specific credit risk for market risk benefits	3	(13)	(11)	(40)
Other comprehensive (loss), net of tax	(28)	(28)	(800)	(476)
Ending balance	$(1,771)	$(732)	$(1,771)	$(732)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Translation of foreign currencies
Beginning balance	$(180)	$(157)	$(149)	$(154)
Translation of foreign currencies	41	(31)	13	(36)
Tax (expense) benefit	(2)	2	(5)	4
Other comprehensive income (loss), net of tax	39	(29)	8	(32)
Ending balance	$(141)	$(186)	$(141)	$(186)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Postretirement benefits liability
Beginning balance	$(919)	$(899)	$(915)	$(916)
Reclassification adjustment for amortization of net prior actuarial losses and prior service costs (Interest expense and other)	9	11	24	35
Reclassification adjustment for tax (benefit) included in Shareholders' net income	(5)	(3)	(8)	(9)
Net adjustments reclassified from AOCI to Shareholders' net income	4	8	16	26
Valuation update	(1)	—	(21)	(2)
Tax benefit	1	—	5	1
Net change due to valuation update	—	—	(16)	(1)
Other comprehensive income, net of tax	4	8	—	25
Ending balance	$(915)	$(891)	$(915)	$(891)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Total Accumulated other comprehensive loss
Beginning balance	$(2,442)	$(1,878)	$(1,864)	$(1,658)
Shareholders' other comprehensive income (loss), net of tax	279	(241)	(299)	(461)
Ending balance	$(2,163)	$(2,119)	$(2,163)	$(2,119)

Note 15 – Income Taxes
Income Tax Expense
The 30.8% and 31.2% effective tax rates for the three and nine months ended September 30, 2024, respectively, were higher than the 21.3% and 19.9% rates for the three and nine months ended September 30, 2023, respectively. These increases were primarily driven by the establishment of a valuation allowance on the tax benefit related to the impairment of equity securities.

As of September 30, 2024, we had approximately $836 million in deferred tax assets ("DTAs") associated with the impairment of equity securities as well as unrealized investment losses which are partially recorded in Accumulated other comprehensive loss. A valuation allowance of $635 million, established in the nine months ended September 30, 2024, drove the higher effective tax rate and was almost entirely related to the impairment of equity securities discussed in Note 11 to the Consolidated Financial Statements. For the remainder of the DTAs, we have determined that a valuation allowance is not currently required based on the Company's ability to carry back losses and ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any additional valuation allowance.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2024, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $410 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2024. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2024 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of September 30, 2024.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.
There were no material charges or credits resulting from existing or new guaranty fund assessments for the nine months ended September 30, 2024.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations, with alleged damages over $100 million. On November 1, 2023, the parties signed a settlement agreement pursuant to which Express Scripts agreed to resolve the service-related claims. The settlement agreement is not an admission of liability or fault by Express Scripts, the Company or its subsidiaries. Following the settlement, Elevance retained the right to appeal the pricing-related claims that were previously dismissed by the court and Express Scripts retained the ability to reassert its own pricing-related claims in the event any appeal by Elevance is successful. Elevance filed its Notice of Appeal of its pricing-related claims on December 12, 2023. Elevance filed its opening appellate brief on April 24, 2024. Express Scripts filed its answering appellate brief on July 24, 2024. Oral arguments before the Second Circuit were held on October 22, 2024.

Note 17 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. We define pre-tax adjusted income (loss) from operations as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Impairment of dividend receivable (Net investment income)	$182	$138	$—	$—	$182	$138	$—	$—
Integration and transaction-related costs (Selling, general and administrative expenses)	77	59	13	9	177	135	20	15
Loss on sale of businesses	87	62	21	19	106	19	21	19
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	41	—	—	—	75	—	—
Charges associated with litigation matters (Selling, general and administrative expenses)	—	—	201	171	—	—	201	171
Total impact from special items	$346	$300	$235	$199	$465	$367	$242	$205

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2024
Revenues from external customers	$51,552	$11,919	$137	$1	$63,609
Intersegment revenues	1,045	1,279	18	(2,342)
Net investment (loss) income	(142)	142	79	6	85
Total revenues	52,455	13,340	234	(2,335)	63,694
Net realized investment results from certain equity method investments	—	(177)	—	—	(177)
Special item related to impairment of dividend receivable	182	—	—	—	182
Adjusted revenues	$52,637	$13,163	$234	$(2,335)	$63,699
Income (loss) before income taxes	$631	$1,073	$(10)	$(502)	$1,192
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(99)	—	—	—	(99)
Net realized investment losses (gains) (1)	748	(8)	4	—	744
Amortization of acquired intangible assets	414	22	—	—	436
Special items
Impairment of dividend receivable	182	—	—	—	182
Integration and transaction-related costs	—	—	—	77	77
Loss on sale of businesses	—	87	—	—	87
Pre-tax adjusted income (loss) from operations	$1,876	$1,174	$(6)	$(425)	$2,619

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2023
Revenues from external customers	$37,230	$11,426	$71	$—	$48,727
Intersegment revenues	1,303	1,136	—	(2,439)
Net investment income	63	176	76	6	321
Total revenues	38,596	12,738	147	(2,433)	49,048
Net realized investment results from certain equity method investments	—	30	—	—	30
Adjusted revenues	$38,596	$12,768	$147	$(2,433)	$49,078
Income (loss) before income taxes	$1,272	$1,019	$(3)	$(448)	$1,840
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(44)	—	—	—	(44)
Net realized investment losses (1)	1	35	8	—	44
Amortization of acquired intangible assets	443	11	—	—	454
Special items
Integration and transaction-related costs	—	—	—	13	13
Loss on sale of businesses	—	—	21	—	21
Charges associated with litigation matters	44	157	—	—	201
Pre-tax adjusted income (loss) from operations	$1,716	$1,222	$26	$(435)	$2,529
(1) Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2024
Revenues from external customers	$144,689	$35,752	$333	$2	$180,776
Intersegment revenues	3,558	3,606	63	(7,227)
Net investment (loss) income	(18)	463	231	20	696
Total revenues	148,229	39,821	627	(7,205)	181,472
Net realized investment results from certain equity method investments	—	(238)	—	—	(238)
Special item related to impairment of dividend receivable	182	—	—	—	182
Adjusted revenues	$148,411	$39,583	$627	$(7,205)	$181,416
Income (loss) before income taxes	$1,494	$3,221	$(9)	$(1,446)	$3,260
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(271)	—	—	—	(271)
Net realized investment losses (1)	2,203	359	5	—	2,567
Amortization of acquired intangible assets	1,247	32	—	—	1,279
Special items
Impairment of dividend receivable	182	—	—	—	182
Integration and transaction-related costs	—	—	—	177	177
Loss on sale of businesses	—	106	—	—	106
Pre-tax adjusted income (loss) from operations	$4,855	$3,718	$(4)	$(1,269)	$7,300

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2023
Revenues from external customers	$108,462	$34,581	$232	$—	$143,275
Intersegment revenues	4,343	3,143	—	(7,486)
Net investment income	175	454	230	17	876
Total revenues	112,980	38,178	462	(7,469)	144,151
Net realized investment results from certain equity method investments	—	22	—	—	22
Adjusted revenues	$112,980	$38,200	$462	$(7,469)	$144,173
Income (loss) before income taxes	$3,318	$3,252	$47	$(1,292)	$5,325
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(140)	(2)	—	—	(142)
Net realized investment losses (1)	—	64	2	—	66
Amortization of acquired intangible assets	1,330	38	—	—	1,368
Special items
Integration and transaction-related costs	—	—	—	20	20
Loss on sale of businesses	—	—	21	—	21
Charges associated with litigation matters	44	157	—	—	201
Pre-tax adjusted income (loss) from operations	$4,552	$3,509	$70	$(1,272)	$6,859
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Products (Pharmacy revenues) (ASC 606)
Network revenues	$27,353	$16,926	$76,795	$49,080
Home delivery and specialty revenues	18,909	16,324	53,384	48,943
Other revenues	2,990	2,390	8,433	6,506
Total Evernorth Health Services	49,252	35,640	138,612	104,529
Total Other Operations	14	—	47	—
Intercompany eliminations	(982)	(1,109)	(3,238)	(3,890)
Total Pharmacy revenues	48,284	34,531	135,421	100,639
Insurance premiums (ASC 944)
Cigna Healthcare (1)
U.S. Healthcare
Employer insured	4,382	4,144	13,125	12,315
Medicare Advantage	2,110	2,189	6,604	6,605
Stop loss	1,689	1,548	5,022	4,565
Individual and Family Plans	1,001	1,269	3,016	3,770
Other	1,203	927	3,681	3,091
U.S. Healthcare	10,385	10,077	31,448	30,346
International Health	911	834	2,687	2,440
Total Cigna Healthcare	11,296	10,911	34,135	32,786
Other	122	70	285	225
Intercompany eliminations	18	17	73	51
Total Premiums	11,436	10,998	34,493	33,062
Services (Fees) (ASC 606)
Evernorth Health Services	3,314	2,862	9,508	8,199
Cigna Healthcare	1,671	1,639	4,850	4,847
Other Operations	15	1	57	3
Other revenues	267	43	509	172
Intercompany eliminations	(1,378)	(1,347)	(4,062)	(3,647)
Total Fees and other revenues	3,889	3,198	10,862	9,574
Total revenues from external customers	$63,609	$48,727	$180,776	$143,275
(1)Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Information presented for the three and nine months ended September 30, 2023 has been restated to conform to the new operating segment presentation.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $2.0 billion as of September 30, 2024 and $1.6 billion as of December 31, 2023.

Major customers. Revenues from a single pharmacy benefit client were approximately 16% of consolidated revenues for the three and nine months ended September 30, 2024. These amounts were reported in the Evernorth Health Services segment.

Additionally, revenues from U.S. Federal Government agencies, under a number of contracts, were approximately 10% and 11% of consolidated revenues for the three and nine months ended September 30, 2024, respectively. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments. See Note 25 in the Company's 2023 Form 10-K for prior year revenue concentration information.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2024, compared with December 31, 2023 and our results of operations for the three and nine months ended September 30, 2024, compared with the same periods last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2023 Form 10-K.

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. We define adjusted income (loss) from operations as shareholders' net income (or income (loss) before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net realized investment results, amortization of acquired intangible assets and special items. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incidents; risks related to our use of artificial intelligence and machine learning; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to an impairment of goodwill, intangible assets and/or investments (including as a result of the failure to realize the expected benefits of strategic transactions, as well as integration or separation difficulties or underperformance of such transactions relative to expectations); dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors in our 2023 Form 10-K, Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our") is a global health company with a mission of helping those we serve improve their health and vitality. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental and related products and services. For further information on our business and strategy, see Part 1, Item 1. "Business" of our 2023 Form 10-K.

Financial Highlights
See Note 1 to the Consolidated Financial Statements for a description of our segments.

Summarized below are certain key measures of our performance by segment:

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2024	2023	Change	2024	2023	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$52,637	$38,596	36%	$148,411	$112,980	31%
Cigna Healthcare	13,163	12,768	3	39,583	38,200	4
Other Operations	234	147	59	627	462	36
Corporate, net of eliminations	(2,335)	(2,433)	(4)	(7,205)	(7,469)	(4)
Adjusted revenues	63,699	49,078	30	181,416	144,173	26
Net realized investment results from certain equity method investments	177	(30)	N/M	238	(22)	N/M
Special item related to impairment of dividend receivable	(182)	—	N/M	(182)	—	N/M
Total revenues	$63,694	$49,048	30%	$181,472	$144,151	26%
Shareholders' net income	$739	$1,408	(48)%	$2,010	$4,135	(51)%
Adjusted income from operations	$2,112	$2,011	5%	$5,896	$5,449	8%
Earnings per share (diluted)
Shareholders' net income	$2.63	$4.74	(45)%	$7.05	$13.89	(49)%
Adjusted income from operations	$7.51	$6.77	11%	$20.68	$18.31	13%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,876	$1,716	9%	$4,855	$4,552	7%
Cigna Healthcare	1,174	1,222	(4)	3,718	3,509	6
Other Operations	(6)	26	N/M	(4)	70	N/M
Corporate, net of eliminations	(425)	(435)	(2)	(1,269)	(1,272)	—
Consolidated pre-tax adjusted income from operations	2,619	2,529	4	7,300	6,859	6
Income attributable to noncontrolling interests	99	44	125	271	142	91
Net realized investment (losses) (1)	(744)	(44)	N/M	(2,567)	(66)	N/M
Amortization of acquired intangible assets	(436)	(454)	(4)	(1,279)	(1,368)	(7)
Special items	(346)	(235)	47	(465)	(242)	92
Income before income taxes	$1,192	$1,840	(35)%	$3,260	$5,325	(39)%
(1)Includes Net realized investment losses/gains as presented in our Consolidated Statements of Income, as well as the Company's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Pharmacy revenues	$48,284	$34,531	40%		$135,421	$100,639	35%
Premiums	11,436	10,998	4		34,493	33,062	4
Fees and other revenues	3,889	3,198	22		10,862	9,574	13
Net investment income	85	321	(74)		696	876	(21)
Total revenues	63,694	49,048	30		181,472	144,151	26
Pharmacy and other service costs	47,565	33,639	41		133,488	98,540	35
Medical costs and other benefit expenses	9,527	8,927	7		28,482	27,007	5
Selling, general and administrative expenses	3,590	3,788	(5)		10,979	10,760	2
Amortization of acquired intangible assets	436	454	(4)		1,279	1,368	(7)
Total benefits and expenses	61,118	46,808	31		174,228	137,675	27
Income from operations	2,576	2,240	15		7,244	6,476	12
Interest expense and other	(376)	(365)	3		(1,073)	(1,086)	(1)
Loss on sale of businesses	(87)	(21)	N/M		(106)	(21)	N/M
Net realized investment losses	(921)	(14)	N/M		(2,805)	(44)	N/M
Income before income taxes	1,192	1,840	(35)		3,260	5,325	(39)
Total income taxes	367	391	(6)		1,018	1,060	(4)
Net income	825	1,449	(43)		2,242	4,265	(47)
Less: Net income attributable to noncontrolling interests	86	41	110		232	130	78
Shareholders' net income	$739	$1,408	(48)%		$2,010	$4,135	(51)%
Consolidated effective tax rate	30.8%	21.3%	950	bps	31.2%	19.9%	1,130	bps
Medical customers (in thousands)					19,048	19,607	(3)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$739		$1,408		$2,010		$4,135
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$744	740	$44	41	$2,567	2,547	$66	56
Amortization of acquired intangible assets	436	333	454	363	1,279	972	1,368	1,053
Special items
Impairment of dividend receivable	182	138	—	—	182	138	—	—
Integration and transaction-related costs	77	59	13	9	177	135	20	15
Loss on sale of businesses	87	62	21	19	106	19	21	19
Deferred tax expenses, net (2)	—	41	—	—	—	75	—	—
Charges associated with litigation matters	—	—	201	171	—	—	201	171
Total special items	$346	300	$235	199	$465	367	$242	205
Adjusted income from operations		$2,112		$2,011		$5,896		$5,449
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

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(Diluted Earnings Per Share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$2.63		$4.74		$7.05		$13.89
Adjustments to reconcile to adjusted income from operations
Net realized investment losses (1)	$2.64	2.63	$0.15	0.14	$9.00	8.93	$0.22	0.19
Amortization of acquired intangible assets	1.55	1.18	1.53	1.22	4.49	3.41	4.60	3.54
Special items
Impairment of dividend receivable	0.65	0.49	—	—	0.64	0.48	—	—
Integration and transaction-related costs	0.27	0.21	0.04	0.03	0.62	0.48	0.07	0.05
Loss on sale of businesses	0.31	0.22	0.07	0.06	0.37	0.07	0.07	0.06
Deferred tax expenses, net (2)	—	0.15	—	—	—	0.26	—	—
Charges associated with litigation matters	—	—	0.68	0.58	—	—	0.67	0.58
Total special items	$1.23	1.07	$0.79	0.67	$1.63	1.29	$0.81	0.69
Adjusted income from operations		$7.51		$6.77		$20.68		$18.31
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

Commentary: Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
The commentary presented below, and the segment discussions that follow, compare results for the three and nine months ended September 30, 2024 with results for the three and nine months ended September 30, 2023. Unless specified otherwise, commentary applies to both the three and nine month periods. In addition to the below, see the "Segment Reporting" section of this MD&A for further commentary.

Shareholders' net income decreased 48% and 51%, as higher earnings in Evernorth Health Services in both periods, as well as higher earnings in Cigna Healthcare for the nine months ended were more than offset by the impairment of VillageMD equity securities. See Note 11 to the Consolidated Financial Statements for further discussion of the impairment of VillageMD equity securities.
Adjusted income from operations increased 5% and 8%, reflecting higher earnings in Evernorth Health Services in both periods, as well as higher earnings in Cigna Healthcare for the nine months ended.
Medical customers decreased 3%, primarily reflecting a decrease in Individual and Family Plans customers.
Pharmacy revenues increased 40% and 35%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Premiums increased 4% in both periods, primarily reflecting higher premiums in our U.S. Healthcare operating segment to cover expected increases in underlying medical costs.
Fees and other revenues increased 22% and 13%, primarily reflecting growth in affordability services within our Pharmacy Benefit Services operating segment.
Net investment income decreased 74% and 21%, primarily due to establishing a $182 million impairment of dividend receivable in the third quarter of 2024 related to VillageMD accrued dividends.
Pharmacy and other service costs increased 41% and 35%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Medical costs and other benefit expenses increased 7% and 5%, primarily reflecting higher medical costs in our U.S. Healthcare operating segment.
Selling, general and administrative expenses decreased 5% for the three months ended September 30, 2024, primarily driven by the absence of litigation settlements that occurred during the three months ended September 30, 2023 and increased 2% for the nine months ended September 30, 2024, primarily driven by strategic investments to support both business growth and continued advancement of our digital capabilities and solutions.
Realized investment results for the three months and nine months ended September 30, 2024 primarily reflect the impairment of VillageMD equity securities. See Note 11 to the Consolidated Financial Statements for further discussion of the impairment of VillageMD equity securities.
The effective tax rate increased for the three and nine months ended September 30, 2024, primarily driven by a valuation allowance related to the impairment of VillageMD equity securities.

Developments

Sale of Medicare Advantage and Related Businesses
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC"), subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025 and provide approximately $3.7 billion in transaction value, which consists primarily of the purchase price cash subject to adjustments to align with the final balance sheet of the divested businesses. See Note 5 to the Consolidated Financial Statements for further information.
Medicare Star Quality Ratings ("Star Ratings")
The Centers for Medicare and Medicaid Services ("CMS") uses a Star Rating system to measure how well Medicare Advantage ("MA") plans perform. Categories of measurement include quality of care and customer service. Star Ratings range from one to five stars. CMS recognizes plans with Star Ratings of four stars or greater with quality bonus payments and the ability to offer enhanced benefits. On October 10, 2024, CMS announced Medicare Star Ratings for bonus payments to be received in 2026. We estimate 69% of our MA customers to be in four star or greater plans for bonus payments to be received in 2025 and 2026. See Part I, Item I. "Business - Regulation" section of our 2023 Form 10-K for further discussion of Star Ratings.

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

Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Operating activities	$5,151	$10,346
Investing activities	$(1,911)	$(4,734)
Financing activities	$(4,399)	$(3,044)

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2024 compared with the same period in 2023.

Operating activities
Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows decreased for the nine months ended September 30, 2024 due to higher accounts receivable as a result of timing and organic business growth, higher insurance claims and related payments, as well as the absence of an early CMS payment received in September 2023. This decrease is partially offset by the favorable net cash flow impacts of new clients in Evernorth Health Services.
Investing activities
The decrease in cash used in investing activities during the nine months ended September 30, 2024 was due to lower purchases of equity securities.
Financing activities
The Company had higher share repurchases, including the completed ASR Agreements (described below), partially offset by net cash provided by debt financing activities in 2024.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S. regulated subsidiaries were $1.7 billion for the nine months ended September 30, 2024 and $0.8 billion for the nine months ended

September 30, 2023. Non-regulated subsidiaries also generate significant cash flows from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. The Cigna Group maintains a commercial paper program and may issue short-term, unsecured commercial paper notes privately placed on a discount basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.6 billion outstanding at September 30, 2024.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above.
As of September 30, 2024, The Cigna Group's revolving credit agreements include: a $5.0 billion five-year revolving credit and letter of credit agreement that expires in April 2029; and a $1.5 billion 364-day revolving credit agreement that expires in April 2025.
As of September 30, 2024, we had $6.5 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $4.9 billion of remaining capacity under our commercial paper program and $6.0 billion in cash and short-term investments, approximately $0.5 billion of which was held by the parent company or certain non-regulated subsidiaries.
See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
Our debt-to-capitalization ratio was 43.8% at September 30, 2024 and 43.6% at June 30, 2024.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.4 billion from its subsidiaries without further approvals as of September 30, 2024.
Use of Capital Resources
Debt Issuance and Debt Tender Offers. In February 2024, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to complete the repurchase of a total of $1.8 billion in aggregate principal amount of existing senior notes tendered to the Company pursuant to cash tender offers. We used the remaining net proceeds to fund the repayment of our senior notes which matured in March 2024 and for general corporate purposes, which includes repayment of indebtedness and repurchases of shares of our common stock.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $1.1 billion in the nine months ended September 30, 2024 compared to $1.2 billion in the nine months ended September 30, 2023. Anticipated capital expenditures will be funded primarily from operating cash flows.
Dividends. The Cigna Group declared and paid quarterly cash dividends of $1.40 per share of its common stock during the first nine months of 2024, compared to quarterly cash dividends of $1.23 per share during the first nine months of 2023. See Note 8 to the Consolidated Financial Statements for further information on our dividend payments. On October 23, 2024, the Board of Directors declared the fourth quarter cash dividend of $1.40 per share of The Cigna Group common stock to be paid on December 19, 2024 to shareholders of record on December 4, 2024. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of the Company and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.

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
In February 2024, as part of our share repurchase program, we entered into separate Accelerated Share Repurchase ("ASR") agreements to repurchase $3.2 billion of common stock in aggregate. The total number of shares of our common stock repurchased under the agreements was approximately 9.3 million. See Note 8 to the Consolidated Financial Statements for further information on our ASR agreements.
Including the ASR agreements, we repurchased 14.7 million shares for approximately $5.0 billion during the nine months ended September 30, 2024, compared to 6.1 million shares for approximately $1.8 billion during the nine months ended September 30, 2023. From October 1, 2024 through October 30, 2024, we repurchased 2.2 million shares for approximately $715 million. Share repurchase authority was $5.6 billion as of October 30, 2024.
Other Sources of Funds and Uses of Capital Resources

Divestiture. In January 2024, we entered into a definitive agreement to sell the Medicare Advantage, Medicare Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits and CareAllies businesses within the U.S. Healthcare operating segment to HCSC, subject to applicable regulatory approvals and other customary closing conditions. The transaction is expected to close in the first quarter of 2025 and provide approximately $3.7 billion in transaction value, which consists primarily of the purchase price cash subject to adjustments to align with the final balance sheet of the divested businesses. Following the completion of the sale, we anticipate use of the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

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

Due to the issuance and repurchase of certain senior notes in the three months ended March 31, 2024, we have updated long-term debt obligations as of September 30, 2024 compared to those previously provided in our 2023 Form 10-K. See Note 7 to the Consolidated Financial Statements for discussion of these debt activities. There have been no material changes to other information presented in our guarantees and contractual obligations set forth in our 2023 Form 10-K.
On balance sheet:
•Long-term debt
◦Total scheduled payments on long-term debt are $48.8 billion through February 2054, which include scheduled interest payments and maturities of long-term debt.
◦We expect $0.3 billion of long-term debt payments (including scheduled interest payments) to be paid for the remainder of 2024.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2023 Form 10-K. As of September 30, 2024, there were no significant changes to the critical accounting estimates from what was reported in our 2023 Form 10-K.
Goodwill and Other intangible assets
Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2024. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by substantial margins.

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
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net realized investment results, amortization of acquired intangible assets and special items. The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. The Cigna Group's share of certain realized investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 17 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income (loss) before income taxes to pre-tax adjusted income (loss) from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 17 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.
In these segment discussions, we also present "pre-tax adjusted margin," defined as pre-tax adjusted income (loss) from operations divided by adjusted revenues.
Evernorth Health Services Segment
Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities, as well as those from partners across the health care system, within our Pharmacy Benefit Services and Specialty and Care Services operating segments. See Note 1 to the Consolidated Financial Statements for further discussion of these two operating segments. As described in the introduction to Segment Reporting, Evernorth Health Services' performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.

Key Factors Affecting Segment Performance

The key factors that impact Evernorth Health Services' Pharmacy Benefit Services and Specialty and Care Services revenues and income from operations are volume, mix of claims, price and contract affordability services. Specialty and Care Services revenue is also impacted by specialty distribution customer growth and client growth. These key factors are discussed further below. Certain of the key factors impact both operating segments as services are offered through an integrated client contract. See Note 2 to the

Consolidated Financial Statements included in our 2023 Form 10-K for additional information on revenue and cost recognition policies for this segment.

Key Factors that impact both Pharmacy Benefit Services and Specialty and Care Services:
•Pharmacy claim volume (also referred to as utilization) relates to processing prescription claims filled by retail pharmacies in our network and from dispensing prescription claims from our home delivery and specialty pharmacies and other claims. As pharmacy prescription claim volumes increase or decrease due to customer utilization, organic customer growth through the expansion of existing clients or new clients, our gross profit and income from operations correspondingly increase or decrease.
•The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. In addition to the types of drugs, the mix of generic or biosimilar claims also impacts our results. Generally, a higher mix of generic and biosimilar drugs reduces revenues, as generic and biosimilar drugs are typically priced lower than the branded drugs they replace. However, as ingredient cost paid to pharmacies on generic and biosimilar drugs is incrementally lower than the price charged to our clients, a higher mix of generic and biosimilar drugs generally has a favorable impact on our gross profit and income from operations.
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
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing and manufacturer rebates on our clients' behalf (also referred to as affordability improvements). Through these affordability services, we seek to improve the effectiveness of our integrated and fee-for-service solutions, for the benefit of our new and existing clients, by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our continued affordability improvements further reduce drug costs for the benefit of our consumers and clients and we share in the value delivered, which generally results in a favorable impact on our gross profit and income from operations.

Key factors that impact Specialty and Care Services:
•Customer growth generally results in increased revenues and income from operations. This generally includes both organic customer growth through the expansion of existing business and new business, as well as higher volume in our specialty distribution services where we deliver pharmaceuticals and medical supplies directly to health care providers, clinics and hospitals, primarily to physicians who regularly order costly specialty pharmaceuticals. This business provides competitive pricing on pharmaceuticals and medical supplies and leverages our distribution platform to improve our results.
•Client growth, both organic and new business, in our Care Delivery and Management Solutions business generally results in increased revenues and income from operations. This includes client movement in our virtual care, in-home care, physical primary care, benefits management, and behavioral health services, as we expand our businesses and build upon our cross-enterprise leverage.

In this MD&A, we present our segment performance measures adjusted revenues and pre-tax adjusted income from operations. We also present adjusted gross profit, which is calculated as adjusted revenues less Pharmacy and other service costs (which is inclusive of all costs of revenue). We utilize adjusted revenues in this calculation, consistent with our reporting measure that excludes special items, as this reflects the underlying results of business operations.

Results of Operations

Financial Summary
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024	2023	Change		2024	2023	Change
Total revenues	$52,455	$38,596	36%		$148,229	$112,980	31%
Adjusted revenues (1)	$52,637	$38,596	36%		$148,411	$112,980	31%
Pharmacy and other service costs	$49,768	$36,000	38%		$140,458	$105,819	33%
Gross profit (2)	$2,687	$2,596	4%		$7,771	$7,161	9%
Adjusted gross profit (1),(2)	$2,869	$2,596	11%		$7,953	$7,161	11%
Pre-tax adjusted income from operations	$1,876	$1,716	9%		$4,855	$4,552	7%
Pre-tax adjusted margin (3)	3.6%	4.4%	(80)	bps	3.3%	4.0%	(70)	bps
SG&A expense ratio (4)	1.7%	2.3%	(60)	bps	1.9%	2.2%	(30)	bps
Adjusted SG&A expense ratio (4)	1.7%	2.2%	(50)	bps	1.9%	2.2%	(30)	bps
(1)Adjusted revenues and adjusted gross profit each exclude $182 million of the Special item related to impairment of dividend receivable for each of the three and nine months ended September 30, 2024. There were no special items in the comparable prior periods.
(2)Gross profit and adjusted gross profit are calculated as total revenues and adjusted revenues, respectively, less pharmacy and other service costs.
(3)Pre-tax adjusted margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues. See Note 17 to the Consolidated Financial Statements for reconciliation of pre-tax adjusted income from operations and adjusted revenues to Income before income taxes and Total revenues, respectively.
(4)SG&A expense ratio is calculated as selling, general and administrative expenses including special items ($894 million and $881 million for the three months ended September 30, 2024 and 2023, respectively, and $2,825 million and $2,512 million, for the nine months ended September 30, 2024 and 2023, respectively) divided by total revenues. Adjusted SG&A expense ratio is calculated as selling, general and administrative expenses excluding special items ($894 million and $837 million for the three months ended September 30, 2024 and 2023, respectively, and $2,825 million and $2,468 million for the nine months ended September 30, 2024 and 2023, respectively) as a percentage of adjusted revenues. There were no special items for the three and nine months ended September 30, 2024; special items were $44 million for the three and nine months ended September 30, 2023.

In this selected financial information, we present adjusted revenues and pre-tax income from operations by our two operating segments, Pharmacy Benefit Services and Specialty and Care Services.

Selected Financial Information
	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars and adjusted scripts in millions)	2024	2023		2024	2023
Total adjusted revenues
Pharmacy Benefit Services	$28,785	$19,158	50%	$81,492	$56,186	45%
Specialty and Care Services	23,812	19,375	23	66,755	56,619	18
Net investment income (1)	40	63	(37)	164	175	(6)
Total adjusted revenues	$52,637	$38,596	36%	$148,411	$112,980	31%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$1,011	$981	3%	$2,322	$2,270	2%
Specialty and Care Services	825	672	23	2,369	2,107	12
Net investment income (1)	40	63	(37)	164	175	(6)
Total pre-tax adjusted income from operations	$1,876	$1,716	9%	$4,855	$4,552	7%
Pharmacy claim volume (2)	531	394	35%	1,577	1,171	35%
(1)Net investment income excludes the Special item related to impairment of dividend receivable for certain accrued dividends of $182 million for each of the three and nine months ended September 30, 2024.
(2) Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023

Commentary in parentheses regarding percentage changes represents the driver's impact on the overall category.

Adjusted revenues increased 36% and 31%, primarily reflecting higher utilization of prescription drugs from customer growth in both Pharmacy Benefit Services and Specialty and Care Services.

Adjusted gross profit increased 11% for both periods, primarily reflecting relatively equal contributions from customer growth in Specialty and Care Services and continued affordability improvements in Pharmacy Benefit Services.

Pre-tax adjusted income from operations increased 9% and 7%, primarily reflecting customer growth in Specialty and Care Services (+11% and +10%) and continued affordability improvements in Pharmacy Benefit Services (+3% in both periods). This increase was partially offset by strategic investments to support business growth and continued advancement of our capabilities and solutions (-2% and -4% in Specialty and Care Services and -2% in both periods in Pharmacy Benefit Services).

The adjusted SG&A expense ratio decreased 50 bps and 30 bps, primarily reflecting higher adjusted revenues as discussed above.

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
Key Factors Affecting Segment Performance

Key factors affecting results for this segment include:
•customer growth;
•revenue growth, including increases to premium rates in consideration of anticipated medical costs (also referred to as premium rate increases);
•medical cost trend (also referred to as higher medical costs), which is impacted by utilization (the quantity of medical services consumed by our customers), unit costs (the cost per medical service) and mix of services;
•percentage of Medicare Advantage customers in plans eligible for quality bonus payments;
•medical costs as a percentage of premiums (medical care ratio or "MCR") for our insured businesses, which includes affordability initiatives that serve to mitigate medical cost inflation; and
•selling, general and administrative expenses excluding special items as a percentage of adjusted revenues (which we refer to as adjusted SG&A expense ratio).
Results of Operations

Financial Summary
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023			2024	2023
Adjusted revenues	$13,163	$12,768	3%		$39,583	$38,200	4%
Pre-tax adjusted income from operations	$1,174	$1,222	(4)%		$3,718	$3,509	6%
Pre-tax adjusted margin (1)(2)	8.9%	9.6%	(70)	bps	9.4%	9.2%	20	bps
Medical care ratio	82.8%	80.5%	230	bps	81.7%	81.0%	70	bps
SG&A expense ratio (2)(3)	19.8%	22.9%	(310)	bps	20.1%	21.7%	(160)	bps
Adjusted SG&A expense ratio (2)(3)	20.0%	21.6%	(160)	bps	20.2%	21.3%	(110)	bps
(1)Pre-tax adjusted margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(2)See Note 17 to the Consolidated Financial Statements for reconciliation of pre-tax adjusted income from operations and adjusted revenues to Income before income taxes and Total revenues, respectively.
(3)SG&A expense ratio is calculated as selling, general and administrative expenses including special items ($2,637 million and $2,920 million for the three months ended September 30, 2024 and 2023, respectively, and $7,986 million and $8,298 million for the nine months ended September 30, 2024 and 2023, respectively) divided by Total revenues. Adjusted SG&A expense ratio is calculated as selling, general and administrative expenses excluding special items ($2,637 million and $2,763 million for the three months ended September 30, 2024 and 2023, respectively, and $7,986 million and $8,141 million for the nine months ended September 30, 2024 and 2023, respectively) as a percentage of adjusted revenues. There were no special items for the three and nine months ended September 30, 2024; special items were $157 million for the three and nine months ended September 30, 2023.

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on overall category.
Adjusted revenues increased 3% and 4%, primarily due to higher premiums within employer insured (+$238 million and +$810 million), Medicare Part D (+$202 million and +$410 million) and stop loss (+$141 million and +$457 million), in each case reflecting premium rate increases to cover expected increases in underlying medical costs, partially offset by lower premiums within Individual and Family Plans (-$268 million and -$754 million), reflecting a decrease in customers.
Pre-tax adjusted income from operations decreased 4% for the three months ended September 30, 2024, primarily due to higher medical costs (-$569 million), partially offset by higher adjusted revenues (+$395 million) and lower selling, general and administrative expenses excluding special items (+$126 million), primarily reflecting ongoing efficiencies. Pre-tax adjusted income from operations increased 6% for the nine months ended September 30, 2024, primarily due to higher adjusted revenues (+$1.4 billion) and lower selling, general and administrative expenses excluding special items (+$155 million), primarily reflecting ongoing efficiencies, partially offset by higher medical costs (-$1.3 billion). The impact of higher premiums in adjusted revenues and medical costs are reflected in the medical care ratio calculation.
The medical care ratio increased 230 bps for the three months ended September 30, 2024, primarily due to a higher U.S. Healthcare medical care ratio, reflecting relatively equal contributions from business mix and one additional business day in the third quarter of 2024. The medical care ratio increased 70 bps for the nine months ended September 30, 2024, primarily due to a higher U.S. Healthcare medical care ratio driven by business mix.
The adjusted SG&A expense ratio decreased 160 bps and 110 bps, primarily due to revenue growth outpacing volume-related expenses (-80 bps and -60 bps) and ongoing efficiencies (-60 bps and -30 bps).

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or administrative services agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of September 30,
(In thousands)	2024	2023	Change
U.S. Healthcare	3,833	4,189	(8)
International Health (1)	1,209	1,198	1
Insured	5,042	5,387	(6)%
U.S. Healthcare	13,573	13,790	(2)
International Health (1)	433	430	1
Administrative services only	14,006	14,220	(2)
Total	19,048	19,607	(3)%
(1)International Health excludes medical customers served by less than 100% owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 3%, primarily due to a decrease in Individual and Family Plans customers.

See Part I, Item 1 of our 2023 Form 10-K for definitions of Cigna Healthcare's market segments. During the fourth quarter of 2023, the U.S. Commercial and U.S. Government operating segments merged to form the U.S. Healthcare operating segment. Medical Customer information presented as of September 30, 2023 has been restated to conform to the new operating segment presentation.

Unpaid Claims and Claim Expenses

	As of September 30,	As of December 31,
(In millions)	2024	2023	Change
Unpaid claims and claim expenses	$5,088	$5,092	—%

Our unpaid claims and claim expenses liability was flat, driven by a decrease in Individual and Family Plans customers (-$290 million), mostly offset by stop loss seasonality (+$175 million) and Medicare Advantage (+$80 million).

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
Results of Operations

Financial Summary
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023			2024	2023
Adjusted revenues	$234	$147	59%		$627	$462	36%
Pre-tax adjusted (loss) income from operations	$(6)	$26	N/M	%	$(4)	$70	N/M	%
Pre-tax adjusted margin	(2.6)%	17.7%	(2,030)	bps	(0.6)%	15.2%	(1,580)	bps
Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
Adjusted revenues for both periods primarily reflect premiums and net investment income associated with COLI, our run-off operations and other non-strategic businesses.
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

Financial Summary
	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(In millions)	2024	2023		2024	2023
Pre-tax adjusted loss from operations	$(425)	$(435)	(2)%	$(1,269)	$(1,272)	—%

Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
Commentary regarding bps represents the driver's impact on overall category.

Pre-tax adjusted loss from operations decreased for both periods primarily due to lower operating and pension costs (-800 bps for both periods), partially offset by higher interest rates on our indebtedness (+600 bps for both periods).

INVESTMENT ASSETS
The following table presents our investment asset portfolio excluding separate account assets. Additional information regarding our investment assets is included in Notes 11, 12, 13 and 14 to the Consolidated Financial Statements.

(In millions)	September 30, 2024	December 31, 2023
Debt securities	$9,881	$9,855
Equity securities	517	3,362
Commercial mortgage loans	1,460	1,533
Policy loans	1,163	1,211
Other long-term investments	4,545	4,181
Short-term investments	182	206
Total	$17,748	$20,348
Investments classified as assets of businesses held for sale (1)	(1,614)	(1,438)
Investments per Consolidated Balance Sheets	$16,134	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of September 30, 2024 and December 31, 2023. These investments were primarily comprised of debt securities and commercial mortgage loans, and to a lesser extent, other long-term investments.

Investment Outlook
Although impacts to our core insurance and operating business portfolios have been limited to date, we continue to actively monitor geopolitical events and economic conditions and their potential impact on the investment portfolio, including expectations for inflation and interest rates, the potential for a recession, and ongoing conflict in Europe and the Middle East. Future realized and unrealized investment results will be driven largely by market conditions and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity. The following discussion addresses the strategies and risks associated with our various classes of investment assets.

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
The following table reflects our portfolio of debt securities by type of issuer:

(In millions)	September 30, 2024	December 31, 2023
Federal government and agency	$289	$267
State and local government	38	38
Foreign government	376	352
Corporate	8,825	8,833
Mortgage and other asset-backed	353	365
Total	$9,881	$9,855

The carrying value of our debt securities portfolio slightly increased during the nine months ended September 30, 2024, reflecting a valuation increase due to a decline of market interest rates, offset by net sales activity. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years. More detailed information about debt securities by type of issuer, maturity dates and net unrealized position is included in Note 11 to the Consolidated Financial Statements.
As of September 30, 2024, $8.6 billion, or 86%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.3 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.

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

Commercial Mortgage Loans
As of September 30, 2024, our $1.5 billion commercial mortgage loan portfolio consisted of approximately 45 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of September 30, 2024. See Note 12 to the Consolidated Financial Statements for further details. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key loan metrics, see Note 11 to the Consolidated Financial Statements.
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
Other Long-term Investments
Other long-term investments of $4.5 billion as of September 30, 2024 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. Accounting policies for these investments are discussed in Note 11 to the Consolidated Financial Statements. These limited partnership entities typically invest in mezzanine debt or equity of privately-held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 220 separate partnerships and 110 general partners who manage one or more of these partnerships. Also, the underlying investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
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

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities is approximately $15.1 billion as of September 30, 2024. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of September 30, 2024.
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

As of September 30, 2024, there was an increase in our interest rate risk due to an increase in the fair value of our long-term debt since December 31, 2023. In the event of a 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.1 billion at September 30, 2024 compared to approximately $1.8 billion at December 31, 2023.

If the market price for all equity securities declined by 10%, the fair value of the Company's equity securities would decrease by approximately $0.1 billion as of September 30, 2024, compared to approximately $0.3 billion at December 31, 2023. This decline in our equity price risk exposure is driven by the impairment of equity securities. See Note 11 to the Consolidated Financial Statements for more information regarding the impairment in equity securities.
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
Change in Internal Control over Financial Reporting
The Cigna Group is in the process of a multi-year enterprise resource planning system implementation to increase efficiency and modernize the tools and technology used in certain financial close and reporting processes. During the quarter ended September 30, 2024, certain subsidiaries completed the initial phase of this implementation.
In conjunction with this implementation, during the quarter ended September 30, 2024, certain internal controls over financial reporting have been added or modified to accommodate related changes in the Company's systems and business processes. There have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting. As additional phases of the implementation occur, we will continue to monitor and modify, as needed, the design and operating effectiveness of the Company's internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group's share repurchase activity for the quarter ended September 30, 2024:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
July 1-31, 2024	2,879	$267.74	—	$6,293
August 1-31, 2024	1,719	$276.21	—	$6,293
September 1-30, 2024	4,202	$285.34	—	$6,293
Total	8,800	$277.80	—	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 2,879 shares in July, 1,719 shares in August and 4,202 shares in September 2024.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From October 1, 2024 through October 30, 2024, the Company repurchased 2.2 million shares for approximately $715 million, leaving repurchase authority at $5.6 billion as of October 30, 2024.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the quarter ended September 30, 2024, the following 10b5-1 director and officer trading plan arrangement change occurred:
1.On September 12, 2024, Noelle K. Eder, Executive Vice President, Global Chief Information Officer of The Cigna Group, adopted a 10b5-1 plan. Ms. Eder's plan provides for (i) the sale of up to 5,981 shares of The Cigna Group common stock, (ii) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 6,300 shares subject to the award at the target level of performance), and (iii) the exercise of vested stock options and the associated sale of up to 7,026 shares of The Cigna Group common stock, in each case through May 2, 2025.
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
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 31, 2024

THE CIGNA GROUP

/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer and Authorized Signatory)