Form 10-K
period 2024-12-31
Cigna Group
filed 2025-02-27
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☒
	If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.	☐
	Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).	☐
	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $92.1 billion.
As of January 31, 2025, 273,678,464 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2025 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on The Cigna Group's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to improve the health and vitality of those we serve; future growth, business strategy and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary and interest rate pressures; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions and their expected benefits; and other statements regarding The Cigna Group's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors and maintain or increase market share; price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with health care payors, physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learning; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations, which could lead to an impairment charge; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics, and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs such as Medicare; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations, and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn, and resulting impact on employment metrics, stock market, or changes in interest rates and risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

PART I
Item 1. BUSINESS
OVERVIEW

The Cigna GroupSM, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company.

Our Purpose and Mission
The Cigna Group is a global health company committed to creating a better future for every individual and every community. We relentlessly challenge ourselves to partner and innovate solutions for better health. Powered by our people and our brands, we advance our mission to improve the health and vitality of those we serve.
Our Pathways to Growth
To deliver differentiated value to our customers, patients, clients, communities and investors, we will continue to cultivate our portfolio of businesses to provide sustained foundational and accelerated growth through cross-enterprise leverage - today and in the future.
Our Differentiated Approach
•Clinical expertise and longitudinal data provide enhanced care and value.
•Relentless focus on value and affordability improves the cost of care for our clients and customers.
•Culture of innovation and partnership brings new services and capabilities to market.
At The Cigna Group, we relentlessly challenge ourselves to partner and innovate solutions for better health. Our global workforce of approximately 73,500 colleagues strives to fulfill our mission to improve the health and vitality of approximately 182 million customer and patient relationships in more than 30 countries and jurisdictions (as of December 31, 2024).

We have two growth platforms: Evernorth Health Services® and Cigna Healthcare®. Evernorth Health Services, through our Pharmacy Benefit Services and Specialty and Care Services operating segments, provides independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live richer, healthier lives. In addition to serving a wide variety of clients, Evernorth Health Services also enables us to deepen existing relationships across our entire book of business. Cigna Healthcare is the health benefits segment of The Cigna Group and serves customers and clients for our U.S. Healthcare and International Health operating segments.

Together, Evernorth Health Services and Cigna Healthcare provide a strong and diverse foundation that allows us to capitalize on growth opportunities by leading with our strengths – pharmacy and medical solutions – and then expanding those relationships by addressing additional client needs and innovating and delivering new services and solutions. When considering our broad portfolio of businesses, we have strong foundational businesses that we expect to continue to grow. These businesses often serve as the key entry point for clients with either a pharmacy relationship, a medical relationship or both. We also have accelerated growth businesses, both scaled and emerging, which build upon our foundational relationships or provide exposure to adjacent high-growth areas.
Evernorth Health Services and Cigna Healthcare work together to enable cross-enterprise leverage by uniquely using the depth and breadth of our wide-ranging capabilities across the enterprise to efficiently move from ideation to solution creation to meet clients' evolving needs while creating more value, expanding our reach and driving growth.
Information about Segments
We present the financial results of our businesses in the following segments (see "Executive Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") located in Part II, Item 7 of this Form 10-K for a financial summary):

Evernorth Health Services includes our Pharmacy Benefit Services and Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live richer, healthier lives.

Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical plan services and coordinated solutions to clients and customers.
Other Operations comprises the remainder of our business operations, which includes certain continuing, run-off and other non-strategic businesses.
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate financing less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs, and eliminations for products and services sold between segments.
See the "Executive Overview - Key Transactions and Business Developments" section of our MD&A located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting the segments.
Other Information
The Cigna Group, through its predecessor companies, was incorporated in Delaware in 1981.
The financial information included in this Form 10-K for the fiscal year ended December 31, 2024 is presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2024, unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.
You can access our website at http://www.thecignagroup.com to learn more about our company. We make annual, quarterly and current reports and proxy statements and amendments to those reports available, free of charge, through our website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission ("SEC"). We also use our website as a means of disclosing material information and for complying with our disclosure obligations under the SEC's Regulation FD (Fair Disclosure). Important information, including news releases, analyst presentations and financial information regarding The Cigna Group is routinely posted on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The information contained on, or that may be accessed through, our website is neither incorporated by reference into nor a part of this report. See also "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 of this Form 10-K for additional information regarding the availability of our Codes of Ethics on our website.
EVERNORTH HEALTH SERVICES

Evernorth Health Services includes our Pharmacy Benefit Services and Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live richer, healthier lives. Within Evernorth Health Services, Pharmacy Benefit Services is a foundational growth business, and Specialty and Care Services is an accelerated growth business.
Evernorth Health Services offers a full suite of products and services that both (a) enables our customers to combine our products and services to create a comprehensive benefit offering designed to manage prescription drugs and provide independent and coordinated health solutions and capabilities and (b) addresses the needs of a shared customer base across both operating segments of Evernorth Health Services. Our ability to deliver this broad array of health care services on both a standalone or combined basis between its two operating segments enables us to drive incremental growth. Additionally, many Evernorth Health Services offerings are available within Cigna Healthcare solutions to drive cross-enterprise leverage.

How We Deliver

•Deep clinical expertise in evaluating medicines, digital therapeutics and other health solutions for efficacy and value to assist clients in selecting a cost-effective formulary as well as in leveraging evidence-based guidelines to ensure patients receive the most medically appropriate treatments.

•Affordable solutions that provide more value and align incentives between the patient, health care professional and plan sponsor.

•Modular portfolio tailored to client needs, using the combined strengths and capabilities of Evernorth Health Services, as well as strategic partnerships, to deliver better, more efficient care for patients; better experiences for clients, providers and customers; and enhanced choices for clients and customers through our open architecture model.

•Talented, experienced and caring people who operate in a culture of innovation and partnership to solve complex problems across a fragmented health care ecosystem, fueled by data and expertise that drives purposeful innovation.

Principal Products and Services
Pharmacy Benefit Services
•Pharmacy Benefits. We drive high-quality, cost-effective pharmacy care through a range of services. We adjudicate drug claims from retail network participants and provide retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and other services.
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
◦Benefits Design Consultation. We consult with our clients on how best to structure and leverage the pharmacy benefit to meet plan objectives for affordable and sustainable access to the prescription medications customers need to stay healthy and to ensure the safe and effective use of those medications.
◦Drug Utilization Review. When pharmacies submit claims for prescription drugs to us, we review them in real time for health and safety. If issues are detected, we then alert the dispensing pharmacy. Clients may also choose to enroll in programs that result in communications about potential therapy concerns being sent to prescribers after the initial claim submission.
◦Drug Formulary Management.
▪Formularies are lists of drugs with designations that may be used to determine drug coverage and customer out-of-pocket costs as well as communicate plan preferences in competitive drug categories. Our formulary management services support clients in establishing formularies that assist customers and physicians in choosing clinically appropriate, cost-effective drugs and prioritize access, safety and affordability.
▪We administer specific formularies for our clients, including standard formularies developed by Express Scripts by Evernorth® ("Express Scripts") and custom formularies in which we play a more limited role. Many of our clients select standard formularies, governed by both internal and independent committees that make recommendations for formularies that first consider clinical results separate from price considerations.
▪One of the ways we manage our drug formulary is through negotiating to secure additional affordability for the benefit of our clients based on the utilization of certain prescription drugs and supplies which can be paid to us in the form of a rebate. With respect to our clients' rebate arrangements, most choose to receive the greater of a minimum rebate guarantee or a contractually agreed-upon percentage of rebates. In some rebate arrangements, Express Scripts takes on the risk of securing the rebate value necessary to meet the value guaranteed to its client. The actual amount of value secured by Express Scripts is dependent upon the result of its negotiations for rebates. In 2024, for clients covered under our pharmacy benefit contracts, Express Scripts shared over 95% of the drug formulary management rebates it received with its integrated clients, and more than two-thirds of clients received 100% of rebates.
◦Medical Drug Management. We offer a comprehensive range of services with guaranteed savings for managing medically billed specialty drugs. Our solutions apply utilization management, site of care management and claims prepayment review to help ensure patient safety and healthier outcomes and reduce wasteful spend.
◦Administration of Group Purchasing Organizations. We participate in various group purchasing organizations that negotiate pricing for the purchase of pharmaceuticals or formulary rebates with pharmaceutical manufacturers on behalf of their participants.
◦Value-Based Programs. We offer a variety of solutions aimed at helping clients reduce costs and enhance clinical outcomes. These programs include SafeGuardRx®, Express Scripts Copay AssuranceSM, Express Scripts Patient Assurance® and Evernorth EncircleRxSM.

◦Evernorth Wholesale Marketplace. Evernorth Wholesale Marketplace® offers a suite of flexible, private label pharmacy benefit manager solutions including but not limited to a pharmacy rebate program, a retail network program, value-based solutions, a medical rebate program and utilization management policies. These offerings are captured under either our drug formulary administrative service arrangements or our formulary processing arrangements.
•Home Delivery Pharmacy. Our Express Scripts Pharmacy by Evernorth® ("Express Scripts Pharmacy") offers free standard shipping of medications nationwide, usually in a 90-day supply, directly to the customer's home and allows for automatic refills on eligible medications and unrestricted telephone access to customer care advocates and specially trained pharmacists. The Home Delivery Pharmacy operations consist of 13 licensed pharmacies, including 4 fulfillment pharmacies. Our fulfillment pharmacies are located in Arizona, Indiana, Missouri and New Jersey.

Specialty and Care Services
•Specialty Pharmacy. Specialty medications are primarily characterized as high-cost medications for the treatment of complex and rare diseases. These medications broadly include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements or medications limited to certain specialty pharmacy networks by manufacturers. The front-end of our pharmacy, anchored by Accredo by Evernorth® ("Accredo"), is organized into Therapeutic Resource Centers, where pharmacists focus their practice of pharmacy by condition. Accredo provides support for customers through our specially trained clinicians, network of in-home nursing services, nationwide footprint, drug reimbursement services and highly tailored clinical care programs. Our Specialty Pharmacy operations consist of 35 licensed pharmacies.
•Specialty Distribution.. CuraScript SD by Evernorth® is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare or orphan diseases) directly to health care providers, clinics and hospitals in the United States for office or clinic administration. We provide distribution services primarily to health care providers who treat customers with chronic diseases and regularly order costly specialty pharmaceuticals. This business operates three distribution centers and ships most products overnight within the United States. It is a contracted supplier with most major group purchasing organizations and leverages its distribution platform to operate as a third-party logistics provider for several pharmaceutical companies.
•Care Services. We offer clinical programs to help our clients, including third-party administrators, drive better whole-person health outcomes through our Care Delivery (MD Live by Evernorth® ("MD Live") virtual care, in-home care and physical primary care) and Care Management (EviCore by Evernorth® ("EviCore"), benefits management, behavioral health services, network services and health coaching capabilities) offerings.

Clients and Customers
We provide products and services in the Evernorth Health Services segment to clients and customers, as described below.
•Clients. We provide services to managed care organizations, health insurers, third-party administrators, employers, union-sponsored benefit plans, workers' compensation plans, government health programs, providers, clinics, hospitals and others. We provide services to a majority of clients in our Cigna Healthcare segment.
•Customers. Prescription drugs are dispensed to patients connected to the service offerings we provide to clients. Prescription drugs are dispensed primarily through networks of retail pharmacies under nonexclusive contracts with us and via home delivery pharmacies, including Express Scripts Pharmacy, and specialty pharmacies, including Accredo.
Evernorth Health Services has three clients that each drive significant revenues for the segment:
•Express Scripts and Centene Corporation ("Centene") have a multi-year agreement, which began January 1, 2024, to manage pharmacy benefit services for Centene's customers, providing them with access to the extensive Express Scripts national network of retail pharmacies.
•Express Scripts and Prime Therapeutics LLC ("Prime") have an agreement to deliver improved choice and affordability for Prime's clients and customers by enhancing retail pharmacy networks, providing access to Accredo and Express Scripts Pharmacy, and providing pharmaceutical manufacturer value.
•The Department of Defense ("DoD") TRICARE® is the military health care program available to active-duty service members, active-duty family members, National Guard and Reserve members and their family members, retirees and retiree family members, survivors and certain former spouses.

Competition
The primary competitive factors in the industry include the ability to negotiate with retail pharmacies to ensure retail pharmacy networks meet the needs of clients and customers; provide home delivery and specialty pharmacy services; negotiate pricing of prescription drugs with drug manufacturers; manage cost and quality of specialty drugs; specialize in claim adjudication and benefit administration; improve access, outcomes, and efficiencies within the health care ecosystem; deliver quality primary and behavioral care in virtual-led hybrid settings, in the workplace and in home-based settings; navigate the complexities of government-reimbursed business including Medicare, Medicaid and the public exchanges; and use the information obtained about drug, behavioral and medical utilization patterns and consumer behavior to reduce costs for clients and customers and assess the level of service provided.
Our focus on improving the health and vitality of those we serve will allow us to further differentiate ourselves from our primary competitors. Our primary competitors include independent and managed care pharmacy benefit managers; retail, home delivery and specialty pharmacies; specialty drug distributors; health plans; third-party benefit administrators; group purchasing organizations; clinical solutions companies, health care data analytics companies; and care services providers.
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
CIGNA HEALTHCARE

Cigna Healthcare includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical plan services and coordinated solutions to clients and customers. Excluding the businesses pending divestiture to Health Care Service Corporation ("HCSC"), Cigna Healthcare is predominately comprised of foundational growth businesses.

How We Deliver

•Multifaceted approach to affordability with a focus on high-quality care to lower costs and drive better outcomes through deep collaborative partnerships with high-performing providers and superior clinical expertise and analytics to guide customers to the highest quality, most affordable sites of care.

•Talented and experienced people who bring a highly consultative orientation to market and partner with clients to understand their business and goals to address the unique health needs of their population.

•Modular portfolio of products, services and funding options that provides choice and enables us to build and tailor a unique combination to meet the specific needs of each client.
•Partnering with Evernorth to drive cross-enterprise leverage to deliver a spectrum of integrated solutions that create value and savings for our customers, clients and partners.
We offer administrative services only ("ASO") and insurance funding solutions to employers, groups and individuals along with other health care benefits and solutions to improve the quality of care, lower costs and help customers achieve better health outcomes. Funding solutions, referring to the entity assuming financial risk, are described in the Premiums and Fees section below.
Principal Products and Services
U.S. Healthcare Medical Plans
•Employer Medical Plans include health maintenance organizations ("HMOs"), LocalPlus®, Network and Open Access Plus offered through our insurance companies, and third-party administrators ("TPAs"). These plans use cost-sharing incentives to encourage the use of "in-network" rather than "out-of-network" health care providers. Preferred Provider Organization ("PPO") plan offerings feature broader provider access than the other plans, do not require referrals and typically have a higher cost-share for out-of-network services. Plans are offered nationwide, and our funding solutions include ASO (self-funded), insured guaranteed cost ("GC") and insured experience rated ("ER").
◦Consumer-Driven Products are paired with employer medical plans and offer customers a tax-advantaged way to pay for eligible health care expenses. Health savings accounts, health reimbursement accounts and flexible spending accounts encourage customers to play an active role in managing their health and health care costs.

•Individual and Family Plans ("IFPs") are Patient Protection and Affordable Care Act ("ACA") compliant exclusive provider organizations ("EPOs") or HMO plans marketed to individuals under age 65 without access to health care coverage through an employer or government program such as Medicare or Medicaid. Customers receive comprehensive health care benefits and have access to a local network of health care providers who have been selected with cost and quality in mind. Plans are currently offered in 11 states with a GC funding solution.

Held for Sale

In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment to HCSC subject to applicable regulatory approvals and other customary closing conditions, including adjustments to align with the final balance sheet of the divested businesses (the "HCSC transaction"). See Note 5 to the Consolidated Financial Statements for further information.
•Medicare Advantage Plans allow Medicare-eligible customers to receive health care benefits, including prescription drugs, through a managed care health plan. Our plans include HMO and PPO plans with a GC funding solution marketed to individuals and qualified employer groups in 29 states and the District of Columbia.
•Medicare Individual Stand-Alone Prescription Drug ("Part D") Plans provide a number of prescription drug plan options, as well as service and information support to Medicare-eligible individuals. Our stand-alone plans offer the coverage of Medicare combined with the flexibility to select a product that provides enhanced benefits and a formulary that aligns with the individual's needs. Plans are offered nationwide with a GC funding solution.
•Medicare Supplement Plans provide Medicare-eligible customers with federally standardized Medigap plans. Customers may select among the various Center for Medicare and Medicaid Services ("CMS") standardized plan designs to meet their unique needs and may visit any health care provider or facility that accepts Medicare throughout the United States without the need for a referral. Plans are offered in 48 states and the District of Columbia with a GC funding solution.

U.S. Healthcare Benefits and Solutions
The following benefits and solutions are offered nationwide with various funding solutions to enhance the benefits from our health care medical plans.
•Behavioral Health solutions consist of a broad national network of providers, including one of the largest virtual networks in the United States, specialty case and utilization management, a 24/7-accessible crisis intervention phone line, employee assistance programs, and work/life programs.
•Consumer Health Engagement solutions include an array of health management, disease management and wellness programs to improve customers' health and well-being.
•Cost Containment Programs are designed to reduce the cost of covered health care services and supplies by reducing out-of-network costs, protecting customers from balance billing and educating customers regarding the availability of lower cost in-network services. We negotiate discounts with out-of-network providers, review provider bills and recover overpayments.
•Dental solutions include HMO plans, PPO plans, EPO plans, traditional indemnity plans and a discount program. Employers and other groups may purchase our products as standalone products or in conjunction with medical products. IFP standalone dental PPO plans are available in 49 states and sold to individuals under age 65 and retirees without access to dental coverage through an employer or a government program.
•Pharmacy Management solutions and benefits may be combined with our medical and behavioral health offerings by leveraging the capabilities of Evernorth Health Services.
•Stop-Loss insurance coverage is offered to self-funded clients whose group health plans are administered by Cigna Healthcare. Stop-loss insurance provides reimbursement for claims in excess of a predetermined amount for individuals, the entire group or both.

International Health
•Global Health Care offerings include medical, dental, pharmacy, vision, life, accidental death and dismemberment, and disability risks. We provide products and services that meet the needs of multinational employers, intergovernmental and nongovernmental organizations, and globally mobile individuals with a focus on keeping employees healthy and productive. Products and services are offered worldwide except as limited by applicable law and include ASO, GC and ER funding solutions.
•Local Health Care offerings include medical, dental, pharmacy and vision as well as life coverage. Customers include employers and individuals located in specific geographies (China, Singapore, Hong Kong, Spain and India, along with various countries in the Middle East) where the products and services are purchased. Offerings include ASO, GC and ER funding solutions.

Premiums and Fees
•ASO. Plan sponsors (i.e., employers, unions and other groups) create self-funded group health plans to fund all claims and may purchase stop-loss insurance to limit exposure. We earn fees for providing access to our participating provider networks, claims administration services, and other benefits and solutions. ASO arrangements represent approximately 26% of segment revenues and 74% of Cigna Healthcare medical customers.
•Insured.
GC and ER. Individual and group insurance premium rates generally must be approved by the applicable state regulatory agency, and state or federal laws may restrict or limit the use of rating methods. Premium rates are established at the beginning of a policy period and may be based in whole or in part on prior experience and include estimates of future claims costs over the fixed contract period. With the exception of ER policies, we generally cannot adjust premium rates to reflect actual claims experience until the next policy period, and the policyholder does not share in actual claim experience. We retain any margin if costs are less than the premium charged (subject to minimum medical loss ratio ("MLR") rebate requirements) and bear the risk for costs in excess of the premium charged.

Medicare Advantage (held for sale). We receive fixed monthly payments from CMS for each plan customer based on customer demographic data and actual customer health risk factors and may earn additional revenue from CMS related to quality performance measures ("Star Ratings"). Premiums may be charged to customers when the plan premium exceeds the revenue determined by CMS.

The ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS"), and our U.S. Healthcare medical plans are subject to minimum MLR requirements. The MLR represents the percentage of premiums used to pay claims and expenses for activities that improve the quality of care. If we do not satisfy the prescribed MLR, statutes require premium refunds to policyholders or to CMS.

GC and ER insured arrangements, including Medicare Advantage, represent approximately 74% of segment revenues and 26% of Cigna Healthcare medical customers.

See the "Business – Regulation" section of this Form 10-K for additional information about MLR requirements, Star Ratings and risk adjustment programs.

Market Segments

Cigna Healthcare medical customers are comprised of the following market segments:
•National Accounts. Employers with 3,000 or more eligible employees.
•Middle Market. Employers with 500 to 2,999 eligible employees, solutions for third-party payors, Taft-Hartley plans and other groups.
•Select. Employers with 51 to 499 eligible employees.
•Small. Employers with 2 to 50 eligible employees.
•IFPs. Individual health insurance coverage both on and off the public exchanges and individual dental plans for customers across various distribution channels.
•Medicare Advantage (held for sale). Includes individuals who are Medicare-eligible, as well as employer group-sponsored post-65 retirees. Revenues from CMS are significant to the market segment.
•International Health. Includes multinational employers and globally mobile individuals, and employers and individuals in specific countries outside of the United States.

Clients and Customers
We provide clients and customers with access to a mix of medical and other health care benefits and solutions.
•Clients. Employers, TPAs, union-sponsored benefit plans, government health programs and other groups.
•Customers. Individuals who access our offerings through an employer-sponsored plan, government-sponsored plan, individual plan or other insured group.

Primary Distribution Channels
•Brokers and Consultants. Sales representatives distribute our products and solutions to a broad group of brokerage and consulting firms as well as individuals.

•Direct. Cigna Healthcare sales representatives distribute our products and solutions directly to employers, unions, and other groups or individuals. Various products may also be sold directly to insurance companies, HMOs and TPAs.
•Private Exchanges. We partner with select private exchanges that provide employees of participating clients access to health insurance, targeting participation to those models that best align with our mission and value proposition.
•Public Exchanges. Cigna Healthcare offers individual ACA-compliant policies through public health insurance exchanges in select geographies.
Competition
The primary competitive factors affecting our business are quality of care and cost-effectiveness of service and provider networks, effectiveness of medical care management, products that meet the needs of our clients and customers, total cost management, technology, and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, and clinical care and health management capabilities along with an array of product funding solutions are competitive advantages. Our primary competitors include national insurers, local health plans, TPAs, dental insurers, independent and managed care pharmacy benefit managers, global insurers, and local non-U.S. insurers.

Provider Networks and Partnerships

•Participating Provider Networks. We provide our customers with a national network of participating health care providers, hospitals, and other facilities, pharmacies and providers of health care services and supplies. Our U.S. network has approximately 1.8 million physicians, including specialists, and over 6,000 hospitals. We have strategic alliances with several regional managed care organizations to gain access to their provider networks and discounts.
•Network Strength and Stability. We successfully maintain a broad provider network with high levels of provider retention to ensure our customers have access to high-quality care at affordable, competitive rates.
•Provider Partnerships. We partner with a variety of provider groups in value-based payment arrangements to continuously improve the quality of care for those we serve. With more than 200 arrangements with primary care groups, our flagship program is the Cigna Collaborative Accountable Care program, which rewards providers for improving quality outcomes and medical cost performance. We have approximately 100 arrangements with specialist groups across six different disciplines that include incentives for enhanced care coordination or reimbursements for meeting cost and quality goals. We also have contracts with more than 200 hospital systems, involving more than 800 hospitals, with reimbursements tied to quality metrics.
•Site of Care Optimization. We encourage the use of clinically appropriate settings to reduce the cost of care while ensuring high-quality care and service through our clinical programs and partnership with EviCore. We expand access, reduce the cost of care and offer flexibility while supporting the patient/provider relationship by providing access to virtual care services, including MD Live.

OTHER OPERATIONS

Other Operations comprises the remainder of our business operations, which includes certain continuing, run-off and other non-strategic businesses. Other Operations also included the international life, accident and supplemental benefits businesses and our interest in a joint venture in Türkiye prior to the divestiture of these businesses in 2022.
Continuing Business
Corporate-Owned Life Insurance. The principal products of the corporate-owned life insurance ("COLI") business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for financing employer-paid future benefit obligations. Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years. The contracts are primarily nonparticipating universal life policies. Fees for universal life insurance products consist primarily of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience. To reduce our exposure to large individual losses, we purchase reinsurance from unaffiliated reinsurers.
Run-off Businesses
Settlement Annuity Business. Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements, with approximately 12% of the liabilities associated with guaranteed payments not contingent on survivorship. Non-guaranteed payments are contingent on the survival of one or more parties involved in the settlement.
Reinsurance. Our reinsurance operations are an inactive business in run-off. In February 2013, we effectively exited the variable annuity reinsurance business by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction and the arrangements that secure our reinsurance recoverables, see Note 10 to the Consolidated Financial Statements.
Individual Life Insurance and Annuity and Retirement Benefits Businesses. The individual life insurance and annuity business and the retirement benefits business were sold through reinsurance agreements in 1998 and 2004, respectively. For more information regarding the arrangements that secure our reinsurance recoverables for the retirement benefits business, see Note 10 to the Consolidated Financial Statements.
MISCELLANEOUS

•Revenues from a single pharmacy benefit client were approximately 16% of consolidated revenues for the year ended December 31, 2024. These amounts were reported in the Evernorth Health Services segment.
•Revenues from U.S. Federal Government agencies, under a number of contracts, were approximately 11%, 15% and 14% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments.
•The Company does not rely on business from one or a few brokers or agents.

INVESTMENT MANAGEMENT

Our investment operations provide investment management and related services for our various businesses, including the insurance-related invested assets. For additional information about invested assets, see the "Investment Assets" section of the MD&A and Notes 11 and 12 to the Consolidated Financial Statements.

We manage our investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short-duration health care products to longer-term obligations associated with COLI products and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment results are affected by the amount and timing of cash available for investment, economic and market conditions and asset allocation decisions. We routinely monitor and evaluate the status of our investments, obtaining and analyzing relevant investment-specific information and assessing current economic conditions, trends in capital markets and other factors, such as industry-sector, geographic and property-specific information.
The Cigna Group Ventures. In addition to the core insurance and operating investment portfolios described above, The Cigna Group has committed $700 million in aggregate since the formation of The Cigna Group Ventures, our strategic corporate venture fund that invests in promising startups and growth-stage companies making groundbreaking progress in three strategic areas: data and technology, digital health, and care delivery. Through these partnerships, we collaborate, innovate and develop new solutions to improve the health and vitality of those we serve.

DIGITAL, DATA AND TECHNOLOGY

The Cigna Group investments in digital, data and technology are focused on cultivating robust digital-first capabilities to better engage with customers and stakeholders.

Innovation. Customer-centric, digital-first, virtual-led vision for health care remains at the forefront of our priorities. The advancement of our internal innovative capabilities and strategic partnerships continues to produce new and more effective ways to engage with our customers to help close gaps in care, optimize treatment and improve outcomes.

At The Cigna Group, we use artificial intelligence ("AI") to support health care transformation by helping to enable the next generation of accessible, effective, affordable and enhanced health care solutions. AI models can facilitate personalized solutions for individuals, inform earlier interventions and simplify health care experiences. We do not view AI as a replacement for expert decisions made by physicians or employees at The Cigna Group. Given this, we consider most of the AI models we use as augmented intelligence, providing information to human experts for further consideration, in combination with many other factors evaluated in care and benefit administration decisions.

To ensure our practices and solutions are consistent with our commitment to health equity and to facilitate compliance with applicable laws and regulations, we have a dedicated team and governance structure in place, known as Enterprise Model Governance ("EMG"). Our EMG team oversees the development, deployment and monitoring of AI models - driven by our Responsible AI Principles: validity and reliability; safety; privacy; fairness; transparency; and accountability. EMG is governed by the EMG Board, comprised of senior leaders from across the company, with representation from business, clinical, privacy, legal, internal audit, information protection and other departments. The EMG Board oversees an enterprise-wide model approval and governance process for review of AI models in use or in development across the enterprise.

We also have established comprehensive governance processes for new capabilities, such as generative AI ("Gen AI"). Our AI Center of Enablement ("AI COE") expands on EMG and brings together individuals from across our technology, privacy, data governance, security, legal, compliance, marketing and other teams to evaluate and approve Gen AI use cases. The AI COE ensures these use cases align with our Responsible AI Principles and adhere to health care privacy and security requirements.

Data and Analytics. We conduct timely, rigorous and objective research and analysis that informs evidence-based medical and pharmacy benefit management decisions and evaluates the clinical, economic and individual impact of enhanced benefit designs and programs, ultimately resulting in rich, integrated data that helps to provide differentiated outcomes. The combination of our predictive analytics, and our machine learning ("ML") and deep learning capabilities create actionable intelligence that informs decision-making of our health care professionals, improves operational efficiency and enables greater innovation. Our data-driven approach to behavioral health provides personalized and customized care across the entire continuum for the populations we serve. These solutions predict emerging health needs, close gaps in care and drive cost savings, all while empowering whole-person and whole-family health.

Digital. Our digital health focus has shown value across the enterprise by imagining the future of health care and creating engaging experiences that give customers the right information at the right time. We deliver resource-efficient products and features at scale and on time with a commitment to security, resiliency and compliance. At its core, digital is a connected ecosystem that serves customers, clients and providers, and it paves the way to direct-to-consumer relationships and new growth opportunities. Our digital strategy focuses on the drive from analog to digital, which complements the growth strategy of The Cigna Group, creates efficiency and amplifies the value of existing offerings, as well as creates option value with industry-leading personalization and precision to drive better health and business outcomes. Cybersecurity protections continue to be a top priority across The Cigna Group digital offerings to further strengthen our security posture and grow the trust of those we serve. See Part I. Item 1C - "Cybersecurity" of this Form 10-K for additional information regarding our cybersecurity practices and governance.

Technology Operations. Our technology team supports the various information systems essential to our operations, including the health benefit claims processing systems and specialty and home delivery pharmacy systems. Uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. We believe we have substantial capacity for growth in our U.S. pharmacy claims processing facilities. Our pharmacy technology platform allows us to safely, rapidly and accurately adjudicate over two billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care, and our real-time safety checks help avoid medication errors. The Cigna Group companies hold over 480 U.S. patents. We use these patents to protect our proprietary technological advances and to differentiate ourselves in the market. We are not substantially dependent on any single patent or group of related patents. We are not aware of any facts that could materially impact the continuing use of our intellectual property.

HUMAN CAPITAL MANAGEMENT

The mission of The Cigna Group is to improve the health and vitality of those we serve. A healthy and diverse global workforce is essential to achieving our mission and our business growth strategies. We continually invest in our global workforce to support our employees' health and vitality, provide fair and market-competitive pay, and foster growth and development for every employee. As of the end of 2024, we had approximately 73,500 employees, with approximately 90% of our employees based in the United States. Approximately 97% of our employees are full-time. The Cigna Group has a long-standing and deep commitment to fair opportunity for all, regardless of gender, race or ethnicity. As of the end of 2024, our global workforce was approximately 70% women and 30% men. Approximately 41% of our employees in the United States were ethnic minorities.
Health, Vitality and Other Benefits. Tending to our employees' health and vitality is a critical business imperative for our company and one of the most important investments in our enterprise that we make each year. We believe that when we support our employees' health and well-being, they are more productive and engaged in driving our mission and business strategy forward, thereby creating shareholder value. In 2024, The Cigna Group invested approximately 19% of total payroll in health, well-being and other benefits, including life and disability programs, 401(k) contributions, and retirement-related benefits for our employees in the United States.
In addition to traditional medical and pharmacy benefits, we provide multidimensional wellness programming to support the physical, mental, financial, and social health as well as overall vitality of employees. Additionally, we encourage employees to self-report additional demographic information, including whether they are a military veteran or living with a disability, so that we can better support the health and vitality of every employee in light of their unique background, experiences and perspectives.
Talent Acquisition, Development and Retention. Our talent acquisition and rewards strategies are designed to attract and retain skilled employees who are engaged in our mission. We are committed to attracting and recruiting key talent from all backgrounds into positions at all levels of the enterprise, including underrepresented groups in various leadership roles across the business. Our compensation program, rooted in our pay-for-performance philosophy, aims to provide market-competitive base salaries and incentives that reward contributions that advance the Company's strategy and mission. In 2024, the voluntary turnover rate was approximately 9% for all employees.
Our compensation practices, rooted in our pay-for-performance philosophy, promote fair and competitive pay through measures such as benchmarking compensation by role, eliminating inquiries regarding applicants' compensation history from the hiring process and monitoring for potential disparities. Our most recent pay equity analysis among our U.S. employees, conducted in 2025, illustrated that female employees of The Cigna Group earn more than 99 cents for every dollar earned by similarly situated male employees, and ethnic minority employees (which includes Black/African American, Hispanic or Latino/a, Pacific Islander. and American Indian/Alaskan employees) earn more than 99 cents for every dollar earned by similarly situated white employees. We also analyzed gender pay on a global basis and found that across the entire Company, female employees at The Cigna Group earn more than 99 cents for every dollar earned by similarly situated male employees.
Our online learning platform and career development tools, including a career portal and career planning tool, offer a broad range of training, education and development resources to all employees. In 2024, based on internal data, employees on average engaged in 37 hours of learning through these resources. Our agile leadership development strategy, anchored by The Cigna Group Leader Profile and aligned with our mission and enterprise goals, serves to cultivate leadership capabilities for people leaders and critical segments across our organization through innovative programs and resources. The Cigna Group also offers an education reimbursement program for both full- and part-time employees who meet the continuing education criteria. We believe these strategies and programs contribute to employee engagement and retention and prepare our employees to meet our needs now and in the future.

ENVIRONMENTAL, SOCIAL AND GOVERNANCE

The Cigna Group environmental, social and governance framework is structured around four connected pillars that underscore our enterprise mission to improve the health and vitality of those we serve. We drive action through this framework to deliver on our purpose and performance vision: to transform the ecosystem of health into one that is well-functioning, sustainable, accessible and equitable - advancing better health for all. Our commitment to this vision guides us in our multidimensional value-creation strategy as we strive to meet the needs of our many stakeholders. The four pillars of this framework are as follows:

Healthy Society. We are committed to understanding and addressing social determinants of health and improving medical quality and access while lowering health risks, promoting preventive health interventions and coordinating all aspects of care. We drive progress by aligning our products and services with value-based care models, leveraging integrated benefits, managing drug costs through innovation, expanding digital offerings and reviewing coverage policies for health equity.

Healthy Workforce. We believe that employers play a vital role in the health care system, and we strive to be a model for others by prioritizing and investing in the health and vitality of employees within our own company. We aim to cultivate a purpose- and performance-driven workforce that is equipped and empowered to drive growth and innovation across our diverse businesses. See further discussion of this pillar within Part I, Item 1 "Human Capital Management" section above.

Healthy Environment. We believe that responsible environmental stewardship can improve health and vitality and also makes sound business sense. We strive to identify new efficiencies and make strategic investments that reduce our environmental impacts and our operating costs.

Healthy Company. We have a deep and long-held commitment to strong governance as well as ethical and resilient business practices. This includes protecting the sensitive data of our clients and customers by ensuring cybersecurity incident response preparedness, supporting a responsible supply chain and committing to increasing our annual diverse supplier spend.

REGULATION

We are regulated by federal, state and international legislative and executive bodies and agencies, which generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the regulations and interpretations thereof may also change periodically. We expect continued legislative and regulatory debate of issues related to our businesses, and executive, judicial or legislative intervention could further impact the regulatory landscape for the health services industry. Our international subsidiaries face an increasingly complex regulatory dynamic, including as a result of rigorous regulations and the impact of geopolitical developments or tensions.
Many aspects of our business are directly regulated by federal and state laws and administrative agencies, such as HHS, CMS, the Internal Revenue Service ("IRS"), the U.S. Departments of Labor ("DOL") and Treasury, the Office of Personnel Management ("OPM"), the Federal Trade Commission ("FTC"), the SEC, the Office of the National Coordinator for Health Information Technology, state departments of insurance and state boards of pharmacy. Our business practices may also be shaped by enforcement actions of federal agencies, such as the Department of Justice ("DOJ"), state agencies and judicial decisions.
In addition, aspects of our business are subject to indirect regulation. The self-funded benefit plans sponsored by our U.S. employer clients are regulated under federal law. These self-funded clients expect us to administer their plans in compliance with the regulatory requirements applicable to them.
Our business operations and the books and records of our regulated businesses are routinely subject to regulatory examination and audit at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL and OPM to assess compliance with applicable laws and regulations. Our operations are also subject to nonroutine examinations, audits and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be implicated in investigations of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the HHS Office of Inspector General ("HHS-OIG"), the DOJ, the FTC, the DOL, and other state, federal and international authorities. We may also be called upon by members of the U.S. Congress to provide information regarding certain of our business practices. If The Cigna Group is determined to have failed to comply with applicable laws or regulations, these examinations, audits, investigations, reviews, subpoenas and demands may (a) result in fines, penalties, injunctions, consent orders or other settlement agreements (such as corporate integrity agreements or loss of licensure); (b) suspend or exclude us from participation in government programs or limit our ability to sell or market our products; (c) require changes in business practices; (d) damage relationships with the agencies that regulate us and affect our ability to secure regulatory approvals necessary for the operation of our business; or (e) damage our brand and reputation.
Even where we believe that we are in compliance with the various laws and regulations, any enforcement actions by federal, state or international government officials alleging noncompliance with these rules and regulations could subject us to penalties or restructuring or reorganization of our business. For a discussion of the risks related to our compliance with these laws and regulations, please see the "Risk Factors" section located in Part I, Item 1A of this Form 10-K.

Consolidated Appropriations Act, 2023
The Consolidated Appropriations Act, 2023, ended federal medical assistance percentage increases that were in effect during the COVID-19 Public Health Emergency ("PHE"), which were tied to continuous coverage requirements for Medicaid enrollees during the PHE, and enabled states to restart Medicaid eligibility renewals and terminations for ineligible individuals. As a result, states resumed Medicaid redeterminations in April 2023 for the first time since the PHE began. Under the redeterminations, many beneficiaries are no longer eligible for Medicaid. As a result, some of the beneficiaries determined to be ineligible for Medicaid sought alternate coverage in the individual marketplace.
The Patient Protection and Affordable Care Act
The Patient Protection and Affordable Care Act and amendments to the law (collectively, "ACA") mandated broad changes to the U.S. health care system that affect insured and self-insured health benefit plans and pharmacy benefit managers ("PBMs"). Our business model is impacted by the ACA and may be impacted by additional, future changes to the ACA, including our relationships with current and future producers and health care providers, products, service providers and technologies. The ACA imposed, among other things, certain assessments on health insurers, created health insurance exchanges for individuals and small group employers to purchase insurance coverage, and implemented minimum MLRs for our Cigna Healthcare business. The ACA allows states to adopt MLR requirements that are more stringent than those established by the ACA. Other provisions of the ACA in effect include reduced Medicare Advantage payment rates, the requirement to cover preventive services with no enrollee cost-sharing, a ban on the use of lifetime and annual limits on the dollar amount of essential health benefits, increased restrictions on rescinding coverage, extended coverage of dependents up to age 26, restrictions on differential pricing, and certain pharmacy benefit transparency requirements. In 2021, in response to the COVID-19 pandemic, the federal government temporarily expanded eligibility for ACA subsidies to higher-income people who did not otherwise qualify and increased ACA subsidies for lower-income people who already qualified in 2021 and 2022, among other actions. The Inflation Reduction Act of 2022 extended the increased premium tax credits for individuals enrolled in ACA-qualified health plans through December 31, 2025.
Medicare and Medicaid Regulations
Through our subsidiaries, we offer individual and group Medicare Advantage, Medicare Prescription Drug and Medicare Supplement products. We also provide Medicare Part D-related products and services to other Medicare Part D sponsors, Medicare Advantage Prescription Drug Plans, and employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries, including those dually eligible for Medicare and Medicaid benefits ("dual-eligible"). As part of our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. We offer dual-eligible products and participate in state Medicaid programs directly or indirectly through our clients that are Medicaid managed care contractors. We also perform certain Medicaid subrogation services and certain delegated services for clients, including utilization management, which are regulated by federal and state laws.
Our products and our participation in government-sponsored health care programs are regulated by CMS, state Medicaid agencies, HHS-OIG, DOJ, and other federal and state agencies, and we are subject to risks associated with audits of our performance and audits to determine compliance with contracts and regulations. Our ability to obtain payment (and the determination of the amount of such payments), market to, enroll and retain customers, and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are subject to administrative discretion, review and enforcement. For example, contracts with CMS for coverage of prescription drugs under Medicare Part D contain provisions for risk sharing, which affect our ultimate payments from CMS. Variances exceeding certain thresholds may require us to refund to CMS a portion of the payments we received. We expect federal and state agencies and third-party contractors, such as recovery audit contractors, to closely scrutinize our compliance with program and contractual requirements. Program terms and requirements may change because of rulemaking or enforcement activities, which could result in disruption in the marketplace. Noncompliance with these laws and regulations may result in significant consequences, including fines and penalties, enrollment sanctions, exclusion from the Medicare and Medicaid programs, limitations on expansion, restrictions on marketing our plans, corrections of improper payments and criminal penalties.
CMS evaluates Medicare Advantage plans and Part D plans under its "Star Rating" system, which considers various measures adopted by CMS, including quality of care, preventive services, chronic illness management, coverage determinations and appeals, and customer satisfaction. Plans that perform very well are able to offer enhanced benefits, market more effectively and for longer periods of time than other plans, and obtain quality-bonus payments, with Medicare Advantage plans receiving a rating of four or more stars eligible for such payments. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain four stars or greater.
CMS provides risk-adjusted premium payments for Medicare Advantage plans based on our customer demographics and medical diagnoses, which may change based on the underlying health of our customers. Under the risk adjustment methodology, Medicare Advantage plans must collect and submit the necessary diagnosis code information from providers to CMS. We generally rely on providers to appropriately document their claims and other submissions with appropriate diagnoses from which we extract hierarchical condition codes to submit to CMS as the basis for our payments. CMS conducts audits to validate the risk adjustment data submitted by health plans.
In 2023, CMS issued a final rule ("Final Rule") on its audit methodology and related policies for Risk Adjustment Data Validation ("RADV"), which is currently being challenged in federal court. The Final Rule codifies that CMS will use a statistically valid method for sampling and extrapolation of error rates and a decision not to apply a fee for service adjuster when determining RADV audit findings. Audits for payment years prior to 2018 are not subject to extrapolation. RADV audits for our contract years 2011 through 2015 are currently awaiting CMS finalization. The Company is not currently subject to RADV audits for 2018 and subsequent payment years. The DOJ is currently conducting industry-wide investigations of the risk adjustment data submission practices and business processes of several Medicare Advantage organizations. The Cigna Group was a party to such an investigation, which was settled during the third quarter of 2023 and is subject to a related Corporate Integrity Agreement (the "CIA").
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment to HCSC. See Note 5 to the Consolidated Financial Statements for further information.
Health Care Fraud and Abuse Laws
Our products and services are subject to health care fraud, waste and abuse laws, including the federal False Claims Act ("False Claims Act"), state false claims acts, federal and state anti-kickback laws, and the federal Civil Monetary Penalties Law. These laws and related regulations prohibit a wide range of activities, including kickbacks in return for customer referrals, billing for unnecessary medical services, beneficiary inducement, upcoding and improper marketing. The regulations and contractual requirements in this area are complex, frequently modified, and subject to administrative discretion and judicial interpretation.
Noncompliance with such laws may result in enforcement and other actions, including civil and criminal penalties, substantial financial liabilities (including treble damages under the False Claims Act), and exclusion from participation in federal and state health care programs. Additionally, private individuals have brought and may bring qui tam, or "whistleblower," suits under the False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Any changes to such laws, and the implementation of any regulations that would eliminate the anti-kickback regulatory safe harbors on which we rely, may impact our ability to engage in certain arrangements, such as price concessions, including rebates, that are offered by pharmaceutical manufacturers to plan sponsors or PBMs under the Medicare Part D program.
Government Procurement Regulations
We have a contract with the U.S. DoD that subjects us to applicable Federal Acquisition Regulations ("FAR") and the DoD FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DoD arrangement and our arrangements with other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the OPM, which includes various pharmacy benefit management standards.
Employee Retirement Income Security Act
Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by the Employee Retirement Income Security Act ("ERISA"). ERISA is a complex set of federal laws and regulations enforced by the IRS and the DOL, as well as the courts. ERISA regulates certain aspects of the relationship between us, the employers that maintain employee welfare benefit plans subject to ERISA and the participants in such plans. Certain of our domestic subsidiaries are also subject to requirements imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured plans we administer.
Privacy, Security and Data Standards Regulations
On the federal level, we are subject to a number of sector-specific regulations related to the creation, collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, processing and disposal of protected health information ("PHI") and other personally identifiable information ("PII"). The federal Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that implement such laws (collectively, "HIPAA") impose requirements on covered entities and business associates (and we are both) that address the privacy and security of PHI, regulate permissible uses and disclosures of PHI, and impose breach notification requirements. Violations of HIPAA may result in enforcement actions, civil and criminal penalties and settlement, resolution and monitoring agreements. State attorneys general may also bring civil actions seeking injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents. We may also be held liable under HIPAA for violations by our vendors. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA. HIPAA does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health.
Other U.S. federal and state consumer privacy laws typically exempt data and/or entities subject to HIPAA, but several states, such as Washington, Nevada and Connecticut, have recently enacted privacy laws to protect consumer health data and require consent for the collection, use and sharing of consumer health data. These laws apply to data that is collected outside the scope of HIPAA. In addition, the California Consumer Privacy Act, as amended by the California Privacy Act ("CCPA"), became effective on January 1, 2020, and applies to data that is collected outside the scope of HIPAA (e.g., employee and business contact information). The CCPA increased the privacy protections afforded to California residents with respect to PII that falls outside the scope of HIPAA, including by providing such residents certain rights with respect to their PII and limiting how we may collect and process such residents' PII. All 50 U.S. states have laws requiring companies to notify individuals and state regulatory authorities in the event of certain data breaches. These laws and others may impact our businesses and practices.
The federal government has also enacted final regulations on interoperability and information blocking to support the seamless and secure access, exchange and use of electronic health information by and between patients, enrollees and entities, such as payors and health care providers. The regulations impact how industry participants, including us, comply with disclosure requirements and share information with individuals and other health care organizations.

The federal Gramm-Leach-Bliley Act and its implementing regulations generally place restrictions on the disclosure of nonpublic information to nonaffiliated third parties and requires financial institutions, including insurers, to provide customers with notice regarding how their nonpublic personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law.

Additionally, under Section 5 of the Federal Trade Commission Act ("FTC Act"), the FTC has jurisdiction over certain privacy and security practices deemed unfair and deceptive acts and practices in or affecting commerce, which includes unfair and deceptive practices with respect to consumer privacy rights and safeguarding of PHI and PII. In addition to the FTC Act, the FTC also enforces other federal laws relating to consumers' privacy and security. The FTC has also been active with respect to companies' use of big data and AI, specifically ensuring fair and equitable use of these tools, and the FTC has named AI as an area of enforcement focus. U.S. state legislatures and regulators are similarly interested in the use of AI, particularly as it is used in modeling, and a handful of states have either passed legislation or issued regulatory guidance concerning AI. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, recently established the Innovation, Cybersecurity and Technology Committee to provide a forum for regulators to learn about, monitor and confer on emerging technology issues, including, among others, cybersecurity and AI. State Departments of Insurance and other state government agencies and legislatures are increasingly aware and active in providing guidance in the AI space.

The Cybersecurity Information Sharing Act of 2015 encouraged organizations to share cyber threat indicators with the federal government and, among other things, directed HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. States have also begun to issue regulations specifically related to cybersecurity, which may differ or conflict from state to state. In October 2017, the NAIC adopted the Insurance Data Security Model Law, which creates rules for insurers and other covered entities addressing data security, investigation and notification of breaches. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. As the model law is intended to serve as model legislation only, states will need to enact legislation for the model law to become mandatory and enforceable. To date, 21 states have enacted some form of the model law.

Over the past several years, the federal government has increasingly focused on the cybersecurity requirements applicable to government contractors, including enhanced guidance and regulation. These include compliance with the Privacy Act of 1974, the Defense Federal Acquisition Regulation Supplement cybersecurity requirements, the Cybersecurity Maturity Model Certification (going into effect over the next four years and based on the National Institute of Standards and Technology ("NIST") standards), the Federal Information Security Modernization Act and the White House's 2021 Executive Order on Improving the Nation's Cybersecurity.
In addition, we are or may become subject to international laws, rules and regulations governing privacy, data protection, information security, AI and wider data regulation, such as the European Union's General Data Protection Regulation ("GDPR"), Artificial Intelligence Act and Digital Operational Resilience Act, which can be more stringent than those in the United States. Complying with these laws may increase our compliance costs or necessitate changes to our business activities, and any failure to comply could result in regulatory investigations, fines or other penalties. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.

Consumer Protection Laws
We engage in direct-to-consumer activities and are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. We face increased risk under such laws and may be subject to consumer or other lawsuits, penalties, enforcement actions and sanctions. The FTC and state attorneys general are also increasingly exercising their regulatory and enforcement authorities in the areas of consumer privacy and data security.
State and federal policymakers have taken actions intended to increase transparency and predictability of health care costs for consumers. For example, the Transparency in Coverage rule issued by the HHS, the DOL and the Department of the Treasury now requires most group health plans and health insurance issuers in the individual and group markets to publicly disclose price and cost-sharing information for all items and services to participants and enrollees.

Congress also passed the No Surprises Act, which prohibits health care providers, in certain situations, from balance billing the patient and requires that they work directly with insurers to agree on out-of-network reimbursement, including utilizing an independent dispute resolution process outlined in the act. Many states already have addressed balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole.

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
Corporate Practice of Medicine and Other Laws
Many states in which our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes, regulations, and judicial and regulatory interpretations relating to the practice of medicine, fee-splitting between physicians, and referral sources and similar issues vary widely from state to state and are subject to change and varying interpretations. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting and similar issues. However, any enforcement actions by governmental officials alleging noncompliance with these statutes could subject us to penalties or restructuring or reorganization of our business.
Laws and Legislation Affecting Pharmacy Benefit Plan Design, Administration and Pharmacy Network Access
Some states have enacted laws that prohibit plan sponsors from implementing certain restrictive benefit plan design features, and many states have laws or have introduced legislation to regulate various aspects of plans, including provisions relating to the pharmacy benefit. Some states have also enacted legislation that can negatively impact the use of cost-saving network configurations for plan sponsors, such as limiting the implementation of pharmacy benefit designs and reimbursement structures that leverage affiliate pharmacies to reduce costs. CMS and some states have issued laws, guidance and regulations that impose restrictions that generate additional costs and limit our ability to maximize efficiencies, such as those that could otherwise be gained through certain prescription and refill processes. Some states mandate or have proposed to mandate coverage of certain benefits, conditions and U.S. Food and Drug Administration ("FDA")-approved drugs and to restrict certain therapeutic interventions.

Additionally, Medicare Part D and most states now have laws, regulations or some form of legislation affecting our ability, or our clients' ability, to limit access to a pharmacy provider network or remove a provider from a network. Certain states have laws prohibiting certain pharmacy benefit management clients from imposing additional copayments, deductibles, limitations on benefits or other conditions on covered individuals utilizing a retail pharmacy when the same conditions are not otherwise imposed on covered individuals utilizing home delivery pharmacies. However, the laws require the retail pharmacy to agree to the same reimbursement amounts and terms and conditions as are imposed on the home delivery pharmacies. An increase in the number of prescriptions filled at retail pharmacies may have a negative impact on the number of prescriptions filled through home delivery.

Pharmacy Benefit Manager and Drug Pricing Regulation
Our pharmacy benefit management services are subject to numerous laws and regulations that govern, and proposed legislation and regulations that may govern, critical practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; certain pharmacy contracting practices, including disclosure of cost information to customers; pharmacy reimbursement mandates; the receipt and retention of transmission fees from contracted pharmacies; performance-based price concessions; pharmacy price concessions to drug prices at the point of sale; audits of contracted pharmacies; use of, administration of or changes to drug formularies, the use and disclosure of maximum allowable cost ("MAC") pricing, or clinical programs; "most favored nation" pricing, which provides that a pharmacy participating in a specific government program must give the program the best price the pharmacy makes available to any third-party plan; disclosure of data to third parties; drug utilization management practices; the level of duty a pharmacy benefit manager owes its clients or customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; referrals to affiliated pharmacies; disclosure of negotiated provider reimbursement rates; disclosure of negotiated drug rebates; calculation of certain customer cost-share for prescription drug claims; pricing that includes differential or spread (i.e., a difference between the drug price charged to the plan sponsor by a pharmacy benefit manager and the price paid by the manager to the dispensing provider); disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers' drug utilization; utilization management; and registration or licensing of pharmacy benefit managers.

We expect federal and state governments to continue to prioritize means of addressing vertical integration and out-of-pocket costs for consumers, particularly related to prescription drug costs. Recently enacted legislation, such as the Inflation Reduction Act and other policy proposals and regulations, including proposed legislation aimed at providing transparency with respect to pharmacy benefit managers, vary broadly in their approaches to achieve that goal. Additionally, proposals at the federal and state levels consider increased regulation of pharmacy benefit managers and health plans as a means to limit consumer out-of-pocket costs. The NAIC has also proposed laws intended to protect consumer drug benefits and has examined regulatory approaches to pharmacy benefit manager business practices.

Some states have enacted statutes referred to as "MAC Transparency Laws" regulating the use of MAC pricing. MAC Transparency Laws generally require pharmacy benefit managers to disclose specific information related to MAC pricing to pharmacies and provide certain appeal rights for pharmacies. MAC Transparency Laws also restrict the application of MAC and may require operational changes to maintain compliance with the law. Some states have also enacted laws regulating pharmacy pricing and protecting the profitability of pharmacies for dispensing certain MAC-priced drugs. Some states have enacted laws requiring that the customer cost-share for a prescription drug claim not exceed certain price points, such as the pharmacy's usual and customary charge or its contracted reimbursement for the drug. In a recent Supreme Court decision, the Court found that certain MAC Transparency Laws may be applied by states to ERISA plans in addition to health plans regulated by the applicable state. Following this decision, state legislatures and regulators have sought to extend their oversight authority of self-funded ERISA plans to pharmacy benefit management functions and pharmacy benefit plan designs beyond MAC pricing.

Pharmacy Regulation

We are licensed to do business as a pharmacy in the states in which our pharmacies are located, and the health care professionals who we employ are also licensed by, and subject to, the laws and regulations of state boards of pharmacy and other governmental authorities. Participation in Medicare and Medicaid programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations and exposes the pharmacies to reimbursement, claims submission, pricing and other changes. In addition to the health care fraud and abuse laws and the privacy and security laws described above, our home delivery and specialty pharmacy operations are also subject to extensive federal and state laws and regulations that govern the labeling, packaging, repackaging, compounding, storing, holding, disposal, distribution, advertising, misbranding, adulteration, transfer, handling and security of prescription drugs and the dispensing of prescription, over-the-counter, hazardous and controlled substances, as well as laws enforced by the U.S. Drug Enforcement Administration, the FDA, state-controlled substance authorities, the FTC and the United States Postal Service. Violations of pharmacy laws and regulations may result in warning letters, civil and criminal penalties, seizures, suspension, termination or revocation of licenses and registrations, restrictions on facilities or operations, and other enforcement actions.

Financial Reporting, Internal Control and Corporate Governance
State regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and financial statements are subject to examination by regulators. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the NAIC with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.
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
Additionally, certain states continue to require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards, although some states have eliminated these requirements as a result of the ACA.
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
Marketing, Advertising and Products
In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis and comply with certain federal and state marketing, advertising and communications laws and regulations. In April 2023, CMS issued a final rule revising regulations governing marketing by Medicare Advantage and Medicare Part D plans, which requires, among other things, enrollees to be notified of their ability to opt out of phone calls regarding Medicare Advantage and Part D marketing, requires agents to explain the effect of an enrollee's enrollment choice on their current coverage, simplifies plan comparisons by requiring medical benefits to be listed in a specific order at the top of a plan's Summary of Benefits, requires Medicare Advantage organizations and Part D sponsors to have an oversight plan that monitors activities of agents and brokers and to report noncompliance to CMS, and limits the time a potential enrollee may be contacted about Medicare plan options to 12 months after the enrollee first asked for information.
Licensing, Registration and Utilization Management Requirements
Our insurance companies and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business, and our international subsidiaries are often required to be licensed when entering new markets or starting new operations in certain jurisdictions. Additionally, certain subsidiaries contract to provide claim administration, utilization management and other related services for the administration of self-insured benefit plans and may be subject to state third-party administration and other licensing requirements and regulation, as well as URAC and other third-party accreditation requirements.
Certain states have adopted pharmacy benefit management registration, licensure or disclosure laws, which may mandate disclosure of various aspects of our financial practices, including those concerning pharmaceutical company revenue, prescribing processes, and client and provider audit terms. States have begun to enact laws exempting certain providers from pre-authorization requirements of insurers; laws standardizing the process for, and restricting the use of, utilization management rules; and laws shortening the time frames within which prescription drug prior authorization determinations must be made. The inability to apply pre-authorization requirements could lead to increased costs to plan sponsors and issuers by way of the provision of unnecessary services. The licensure requirements for our insurance companies and subsidiaries vary by jurisdiction and are subject to change.
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
Our operations in countries outside of the United States are subject to local regulations of the jurisdictions where we operate; in some cases, they are subject to regulations in the jurisdictions where customers reside; and in all cases, they are subject to the Foreign Corrupt Practices Act ("FCPA").
The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official or employee to obtain or retain business or otherwise secure a business advantage. Outside of the United States, we may interact with government officials in several different capacities: as regulators of our insurance business; as clients or partners who are state-owned or partially state-owned; as health care providers who are employed by the government; as hospitals that are state-owned; and as officials issuing permits in connection with real estate transactions. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties. Countries in which we do business also have anti-corruption laws to which we are subject, such as the UK Bribery Act of 2010. As international regulators often share information, any voluntary disclosures of violations may be shared with authorities in other countries, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

Anti-money laundering requirements in countries where we do business also may impose obligations to collect certain information about each customer at time of sale or to risk rank each customer to determine possible future money laundering risk.

Item 1A. RISK FACTORS
As a large global health company operating in a complex industry, we encounter a variety of risks and uncertainties, which could have a material adverse effect on our business, liquidity, results of operations, financial condition or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Form 10-K, including the MD&A. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. The following risk factors have been organized by category for ease of use; however, many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.
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
•develop and bring to market new and innovative products, solutions or programs that focus on improving patient outcomes and experiences, assist in controlling costs, respond to government regulation or respond to challenges within the health care system;
•develop and create responsible data and analytic solutions to support and improve outcomes for our products, services and solutions, including creating and developing solutions and services through partnerships with other industry participants;
•grow and support our product portfolio, expand our addressable markets, and identify and introduce the proper mix, coordination or integration of products that the marketplace will accept;
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
If our strategic initiatives fail, our business may be unable to grow as planned and we will be unable to rapidly respond to competitive, economic and regulatory changes if we do not make important strategic and operational decisions quickly; define our appetite for risk, implement new governance, managerial and organizational processes smoothly; and communicate roles and responsibilities clearly. If these initiatives fail or are not executed effectively, our consolidated financial position and results of operations could be negatively affected.

We operate in a highly competitive, evolving and rapidly changing industry, and our failure to adapt could negatively impact our business.
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
•the impact or consequences of legislation, executive actions or regulatory changes;
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
Our failure to compete effectively, to differentiate our products and services from those of our competitors, and to maintain or increase market share, including maintaining or increasing enrollments in businesses providing health benefits, could materially adversely affect our results of operations, financial position and cash flows.
We operate in a highly competitive environment and an industry subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments, and other market factors. In particular markets, our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Our clients are well-informed and organized and can easily move between our competitors and us. Our Express Scripts client contracts generally have three-year terms and may be subject to periodic renegotiation of pricing terms based on market factors. As described in greater detail in the description of our business in Item 1 of this Form 10-K, our key clients in the Evernorth Health Services segment include the DoD, Prime and Centene. If one or more of our large clients terminates or does not renew a contract for any reason, or if the provisions of a contract with a large client are modified with terms less favorable to us, our results of operations could be adversely affected and we could experience a negative reaction in the investment community.
Our success depends, in part, on our ability to compete effectively in our markets, set prices appropriately in highly competitive markets to keep or increase our market share, increase customers, differentiate our business offerings, provide quality and satisfactory levels of service, and retain accounts with favorable medical cost experience or more profitable products.
We must remain competitive to attract new customers, retain existing customers and further integrate additional product and service offerings. To succeed in this highly competitive marketplace, it is imperative that we maintain a strong reputation. Increasingly, our customers, clients and investors consider our efforts on a variety of matters that could impact our stakeholders, including our employees and the communities in which we operate. Our reputation may be negatively impacted by a failure to meet customer expectations for consistent, transparent, high-quality and accessible care or by other significant events, including a failure to execute on customer or client contracts or strategic or operational initiatives, failure to comply with applicable laws or regulations, or failure to innovate and deliver cost-effective products and services that demonstrate greater value to our customers. Any of these outcomes could affect our ability to grow and retain our customer base and other profitable arrangements, which could have a material adverse effect on our business, results of operations, financial position and cash flows.
We face price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers.
While we compete on the basis of many service- and quality-related factors, we expect that price will continue to be a significant basis of competition and we may face pressure to contain premium rates or administrative fees. Our client contracts are subject to negotiation as clients seek to contain their costs, including by reducing benefits offered. Increasingly, our clients seek to negotiate performance guarantees that require us to pay penalties if the guaranteed performance standard is not met. Clients can easily move between our competitors and us. Our clients are well-informed and typically have knowledgeable consultants who seek competing bids from our competitors before contract renewal. In addition, as brokers and benefit consultants seek to enhance their revenue streams, they look to take on services that we typically provide. Each of these events could negatively impact our financial results.
Federal and state regulatory agencies may restrict or prevent entirely our ability to implement changes in premium rates or collect certain administrative fees. Fiscal or other concerns related to the government-sponsored programs in which we participate may cause decreasing reimbursement rates, delays in premium payments, restrictions on implementing changes in premium rates or insufficient increases in reimbursement rates. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of customers or clients resulting from our need to increase or maintain premium, administrative fees or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.
Premiums in the Cigna Healthcare segment are generally set for one-year periods and are priced well in advance of the date on which the contract commences or renews. Our revenue on Medicare Advantage plans, IFPs and Medicare Part D plans has been based on rates and bids submitted midyear in the year before the contract year, and in January 2024, the Company entered into the HCSC transaction to sell the Medicare Advantage and Part D plans. Although we have based the premiums we charge and our Medicare Advantage, IFP and Medicare Part D rates and bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate in setting premiums. Our participation in health insurance exchanges through our IFP offerings involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. Our health care costs are also affected by external events that we cannot forecast or project and over which we have little or no control, including changes in laws and regulations, as well as pandemics, costly new treatments, new treatment guidelines, provider billing practices, inflation and changes in customers' health care utilization patterns, which may, among other things, impact our ability to appropriately document their health conditions. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results.
Strong competition within the pharmacy benefit business has also generated greater demand for lower product and service pricing, increased revenue sharing, and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many companies, including us, to reduce the prices charged for products and services while sharing with clients a greater portion of the formulary fees and related rebates received from pharmaceutical manufacturers. Our inability to maintain positive trends, or failure to identify and implement new ways to mitigate pricing pressures, could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms and regulatory or executive actions related to rebates, reporting, owned pharmacies and other activities may adversely affect our competitive position, cash flows, financial condition and results of operations.
The reserves we hold for expected medical claims are based on estimates that involve an extensive degree of judgment and are inherently variable. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to contain future costs may be limited.
We maintain and record medical claims reserves in our Consolidated Balance Sheets for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience, but this estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns or procedures; changes in customer base and product mix; changes in the utilization of prescription drugs, medical or other covered items or services; changes in medical cost trends; changes in our health management practices; changes in regulations; and the introduction of new benefits and products. If we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. Additionally, we must estimate the amount of rebates payable by us under the ACA's and CMS' minimum loss ratio rules and the amounts payable by us to, and receivable by us from, the federal government under the ACA's remaining premium stabilization program. Because establishing reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves, which may adversely affect our results of operations, financial position and cash flows.
If we fail to develop and maintain satisfactory relationships with health care payors, physicians, hospitals and other health service providers and with producers and consultants, our business and results of operations may be adversely affected.
We contract with or employ physicians, hospitals and other health service providers and facilities to provide health services to our customers, as well as health care payors (as a service provider to those payors). Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health service providers may enter into exclusive arrangements with competitors or simply refuse to contract with us, demand higher payments or take other actions that could result in higher medical costs or less desirable products or services for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multispecialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially adversely affected. Additionally, certain regulations may impact our ability to obtain competitive prices. Establishing collaborative arrangements with physician groups, specialist groups, independent practice associations, hospitals and health care delivery systems is key to our strategic focus to transition from volume-based fee-for-service arrangements to a value-based health care system. If such collaborative arrangements do not result in the lower medical costs that we project, if we fail to attract health care providers to such arrangements or if we are less successful at implementing such arrangements than our competitors, our attractiveness to customers may be reduced and our ability to profitably grow our business may be adversely affected.
Our ability to develop and maintain satisfactory relationships with providers may also be negatively impacted by other factors not associated with us, such as changes in Medicare or Medicaid reimbursement levels or programmatic changes, increasing pressure on revenue and other pressures on health care providers, and increasing consolidation activity among hospitals, physician groups and providers. Continuing consolidation among physicians, hospitals and other providers; the growth of accountable care organizations; vertical integration of providers and other entities; changes in the organizational structures chosen by physicians, hospitals and providers; new market entrants, including those not traditionally in the health care industry; and the use of new modes of health delivery, including virtual care services, may affect the way providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way we price our products and services or causing us to incur increased costs if we change our operations to be more competitive.
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
Our contracts with pharmaceutical manufacturers are typically nonexclusive and terminable on relatively short notice by either party. The consolidation of pharmaceutical manufacturers, the termination or material alteration of our relationships, or our failure to renew contracts on market competitive terms could have a material adverse effect on our business and results of operations. In addition, arrangements between payors and pharmaceutical manufacturers have been the subject of debate in various public and governmental forums. Adoption of new laws, rules or regulations or changes in, or new interpretations of, existing laws, rules or regulations relating to any of these programs could materially adversely affect our business and results of operations.
If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and financial results could be adversely affected.
More than 67,000 pharmacies participated in one or more of our networks as of December 31, 2024. The ten largest retail pharmacy chains represent approximately 60% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally nonexclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers' access to retail pharmacies or our business could be materially adversely affected. The entry of one or more additional large pharmacy chains into the pharmacy benefit management business, the consolidation of existing pharmacy chains, or increased leverage or market share by the largest pharmacy providers could increase the likelihood of negative changes in our relationship with such pharmacies. Changes in the overall composition of our pharmacy networks, including changes due to legislative, regulatory or executive action, or reduced pharmacy access under our networks, could have a negative impact on our claims volume or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise impair our business or results of operations.
Changes in drug pricing or industry pricing benchmarks could materially impact our financial performance.
Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and our pharmacy and specialty pharmacy clients, generally use pricing metrics published by third parties as benchmarks to establish pricing for prescription drugs. If these benchmarks are no longer published by third parties, we, or our contractual partners, adopt other pricing benchmarks for establishing prices within the industry, legislation or regulation requires the use of other pricing benchmarks, or future changes in drug prices substantially deviate from our expectations, the short- or long-term impacts may have a material adverse effect on our business and results of operations. Additionally, laws such as the Inflation Reduction Act have granted CMS the ability to negotiate drug prices for high-cost Part D and Part B drugs, and other federal and state legislative proposals and executive actions can lead to residual effects as drug companies adjust pricing strategies for broader marketplaces, impacting which medications are prioritized.
Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation, availability and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers and health care providers and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party providers or subcontractors that we or they engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our clients, customers and health care providers and hinder our ability to provide or establish appropriate pricing for products and services, retain and attract clients and customers, establish reserves and report financial results accurately and in a timely manner and maintain regulatory compliance, among other things.
Our information technology strategy and execution are critical to our continued success. We must continue to invest in and maintain long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market, and protect against cybersecurity risks and threats or other events that could disrupt our information technology systems. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost- and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our infrastructure that could have a direct impact on resources available for other strategic initiatives. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and customer needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation, availability and data integrity of our systems could adversely affect our results of operations, financial position, cash flow and internal controls over financial reporting.

As a large global health company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.
Our business depends on our clients' and customers' willingness to entrust us with their health-related and other PII, including PHI, that is subject to privacy, security or data breach notification laws. Computer networks or systems may be vulnerable to intrusion, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. There have been, and will continue to be, large-scale cyberattacks within the health service industry. For example, Change Healthcare, a health technology company owned by UnitedHealth Group and a service provider for certain of our pharmacy benefit management services, was the victim of a ransomware attack in February 2024, which resulted in limited disruption of certain of our services and necessitated security validations for certain systems before we reconnected with Change Healthcare to resume such services. Additionally, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects or other problems that could unexpectedly compromise information technology. Human or technological error has and could in the future result in, for example, unauthorized access to and acquisition, disclosure, modification, misuse, loss or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated or confidential data, including PII and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions, or denials of service.
As we increase the amount of PII that we store and share digitally, our exposure to unauthorized uses and disclosures and data privacy and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss, or unauthorized access or acquisition or misappropriation of proprietary or personal information. The cost of attempting to protect against these risks also increases. The health care data ecosystem is complex and requires data exchange with vendors, business partners, health care professionals, the government and others. If disruptions, data disclosures, security incidents or breaches are not detected quickly, their effect could be compounded. We have dedicated significant resources to implement privacy and security technologies, processes and procedures to protect PII and provide employee awareness training around phishing, malware and other cyber risks; however, there are no assurances that such measures will be effective against all types of security incidents.
Cybersecurity threats are rapidly evolving, and those threats and the means for obtaining access to our proprietary systems are becoming increasingly sophisticated. Cyberattacks can originate from a wide variety of sources, including terrorists, nation states, internal actors or third parties, such as external service providers, and the techniques used change frequently or are often not recognized until after they have been launched. For example, there continues to be an increase in new financial fraud schemes akin to ransomware attacks on large companies whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems or networks and demands payment of a ransom for their return. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose or inadvertently provide access to systems in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to the same types of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers' and clients' data.
The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of customers.
In addition, the unauthorized access to and the acquisition, use, disclosure or dissemination of information about us, our customers or other third parties could expose our customers and their private information to the risk of financial or medical identity theft. Unauthorized access to and the acquisition, use, disclosure or dissemination of information about our business and strategy could also negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual obligations and violate applicable laws. These events would negatively affect our ability to compete, our reputation, our customer base and our revenues and expose us to mandatory disclosure requirements, government investigations, litigation, and other enforcement proceedings, material fines, penalties, or remediation costs and compensatory, special, punitive and statutory damages, consent orders, and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.
Our use of artificial intelligence and machine learning present regulatory and legal challenges that could negatively affect our business and our reputation.
Our use of AI, including ML technologies, as well as more recent technological advances in AI/ML, poses risks to us and subjects us to new and existing laws and regulations. While we are committed to responsible use of AI/ML and following applicable laws and regulations, and while we have made progress developing governance as to use of AI/ML by our organization, any failure to use AI/ML responsibly and to adhere to such laws, regulations and governance could have a material unfavorable effect on our business, results of operations and financial condition. Depending on how existing laws and regulations are interpreted, and as new laws go into effect, we may have to make changes to our business practices to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to retrain our AI/ML, require us to comply with outside standards, or prevent or limit our use of AI/ML. Our use of AI/ML technologies has resulted in and could continue to result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, we are currently subject to litigation claiming that we improperly used AI in the claims evaluation process. If we are unable to use AI/ML, or if regulators restrict our ability to use AI/ML for certain purposes, it could make our business less efficient, result in competitive disadvantages, and subject us to potential unfavorable business impacts. To the extent that we rely on or use the output of AI/ML, any inaccuracies, biases or errors could have unfavorable impacts on us, our business, and our results of operations or financial condition. The impact of regulatory and legal risks associated with AI/ML is largely unknown.

As a global company, we face political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect our multinational operations or our long-term growth.
As a global company, our business is increasingly exposed to risks inherent in foreign operations. These risks can vary substantially by market and include political, legal, operational, regulatory, economic and other risks, including government intervention that we do not face in our U.S. operations. The global nature of our business and operations may present challenges including, but not limited to, those arising from:
•geopolitical business conditions and demands;
•regulation that may discriminate against U.S. companies, favor nationalization or expropriate assets;
•price controls or other pricing issues and exchange controls, including tariffs;
•restrictions that prevent us from transferring funds out of the countries in which we operate;
•foreign currency exchange rates and fluctuations and restrictions on converting currencies from foreign operations into other currencies;
•uncertainty with respect to the adoption of new tax laws and the interpretation of tax positions, such as the European Union's ("EU’s") recent adoption of the Pillar Two directive;
•reliance on local employees and interpretations of labor laws in foreign jurisdictions;
•the management of our partner relationships in countries outside of the United States;
•the provision of data protection on a global basis and sufficient levels of technical support in different locations;
•the global trend for companies to enact local data residency requirements;
•acts of civil unrest, war and terrorism, including the ongoing conflict in the Middle East as well as other political and economic conflicts, such as through imposition of economic or political sanctions;
•man-made disasters, natural disasters (including those arising as a result of climate change) and pandemics in locations where we operate; and
•general economic and political conditions.
These factors may increase in significance as we continue to expand globally, and operating in new foreign markets may require considerable management time before operations generate any significant revenues and earnings. Any one of these challenges could negatively affect our operations or long-term growth.
International operations also require us to devote significant resources to implement controls and systems in new markets to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business; and significant reputational harm. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside of the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth. Please see "—Legal and Compliance Risks" below.
Strategic transactions involve risks and we may not realize the expected benefits because of integration or separation difficulties, underperformance relative to our expectations and other challenges, which could lead to an impairment charge.
As part of our strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements, divestitures and other relationships (collectively referred to as "strategic transactions"). There is significant competition for attractive targets and opportunities, and we may be unable to identify and successfully complete strategic transactions in the future. In addition, from time to time, we evaluate alternatives for our businesses that do not meet our strategic, growth or profitability objectives, and we may divest or wind down such businesses. We may be unable to complete any such divestiture on terms favorable to us within the expected time frames, or at all. For example, in January 2024, we entered into the HCSC transaction, which is subject to regulatory approvals and other closing conditions. We may be unable to satisfy the closing conditions in a timely manner to complete the HCSC transaction, or we may otherwise fail to receive the anticipated benefits from the transaction, even if it is completed. We may fail to receive the anticipated benefits from the transaction. We may have continued financial exposure to divested businesses, including the businesses subject to the HCSC transaction, following the completion of any such transaction, including increased costs due to potential litigation, contingent liabilities and indemnification of the buyer related to, among other things, lawsuits, regulatory matters or tax liabilities.
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
Strategic transactions could result in increased costs, including facilities and systems consolidation or separation costs and costs to retain key employees, decreases in expected revenues, earnings or cash flows, and goodwill or other intangible asset impairment charges. As of December 31, 2024, our goodwill and other intangible assets had a carrying value of approximately $73.8 billion, representing 47% of our total consolidated assets. The value of our goodwill may be materially and adversely impacted if the businesses we acquire do not perform in a manner consistent with our assumptions. Future evaluations requiring an impairment to goodwill and other intangible assets could materially affect our results of operations and shareholders' equity in the period in which the impairment occurs. A material decrease in shareholders' equity could negatively impact our debt ratings or potentially impact our compliance with existing debt covenants. See Note 18 to the Consolidated Financial Statements for more information on goodwill and intangibles. In addition, the trading price of our securities may decline if, among other things, we are unable to achieve our estimates of earnings growth and operational cost savings or the transaction costs are greater than expected. The trading price also may decline if we do not achieve the perceived benefits of a transaction as rapidly or to the extent anticipated by financial or industry analysts.
Additionally, joint ventures and equity investments present risks that are different from acquisitions, including risks related to specific operations and finances of the businesses we invest in; selection of appropriate parties; differing objectives of the various parties; competition between and among parties; compliance activities (including compliance with applicable CMS requirements); growing of the business in a manner acceptable to all the parties; the maintenance of positive relationships among the parties, clients and customers; and initial and ongoing governance of joint ventures and customer and business disruption that may occur upon a joint venture termination. For example, in the year ended December 31, 2024, we determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net investment losses in our Consolidated Statements of Income.
Further, we may finance strategic transactions by issuing common stock for some or all of the purchase price that could dilute the ownership interests of our shareholders or by incurring additional debt that could increase costs and impact our ability to access capital in the future.
In addition, effective internal controls are necessary to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of businesses is likely to cause increasing complexity in our systems and internal controls and make them more difficult to manage. Any difficulties in assimilating businesses into our control system could cause us to fail to meet our financial reporting obligations. We also rely on the internal controls and financial reporting controls of joint venture entities and other entities in which we invest, and their failure to maintain effectiveness or comply with applicable standards may materially and adversely affect us. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could negatively impact the trading price of our securities and our access to capital.
We are dependent on the success of our relationships with third parties for various services and functions.
To improve operating costs, productivity and efficiencies, we contract with third parties for the provision of specific services. Our operations may be adversely affected if a third party fails to satisfy its obligations, if the arrangement is terminated in whole or in part, or if there is a contractual dispute between us and the third party. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations, any security breach involving one of our third-party vendors, or a dispute between us and a third-party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
Outsourcing also may require us to change our existing operations, adopt new processes for managing these service providers, or redistribute responsibilities to realize the potential productivity and operational efficiencies. If there are delays or difficulties in changing business processes or our third-party vendors do not perform as expected, we may not realize, or not realize on a timely basis, the anticipated economic and other benefits of these relationships. This could result in additional costs or regulatory compliance issues or create other operational or financial problems for us. Terminating or transitioning, in whole or in part, arrangements with key vendors could result in additional costs or penalties, risks of operational delays, or potential errors and control issues during the termination or transition phase. We may not be able to find an alternative vendor in a timely manner or on acceptable terms. If there is an interruption in business or loss of access to data resulting from a security breach, termination or transition in services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be adversely impacted.
A significant disruption in service within our operations or among our key suppliers or other third parties could materially adversely affect our business and results of operations.
Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, data centers and corporate facilities, the processing of new and renewal business, the maintenance of appropriate shipment and storage conditions for prescriptions (such as temperature and protection from contamination) and home delivery processing. In some instances, our ability to provide services or products (including processing and dispensing prescriptions) depends on the availability of services and products provided by suppliers, providers, pharmaceutical manufacturers, vendors or shipping carriers. A disruption, or threat of disruption, in our supply chain or inability to access or deliver products that meet requisite quality safety standards and patient needs in a timely and efficient manner could adversely impact our business.
Increasing natural disasters in connection with climate change could also be a direct threat to us and our third-party vendors, service providers or other stakeholders. Natural disasters have impacted and may continue to impact our customers and pose a risk to our employees and facilities located in the impacted region. Responses to such scenarios have included and may include, among other things, making temporary policy changes, such as waiving various medical requirements, assisting with replacement medications, transferring prescriptions and expanding our help line. In addition, there is a risk that actions taken to respond to climate change could increase the cost of energy, fuel and other commodities, which would increase our operating costs.
We are also subject to risk as a result of information technology disruptions. Any failure or disruption of our performance of, or our ability to perform, key business functions, including through unavailability or cyberattack of our information technology systems or those of third parties (including cloud service providers), could cause slower response times, decreased levels of service satisfaction and harm to our reputation. Our systems interface with and depend on third-party systems, and we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. For further information related to risks as a result of information technology disruptions, please refer to "—As a large global health company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages."
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
In addition to contracting with physicians and other health care providers for services, we employ physicians, pharmacists, nurses and other health care providers at our home delivery and specialty pharmacies, onsite low-acuity and primary care practices and infusion clinics that we manage and operate for our customers, as well as certain clinics for our employees. We also provide in-home care through health care providers that we employ, as well as through third-party contractors. As such, we may be subject to liability for certain acts, omissions or injuries caused by our employees or agents, or that occur at one of these practices, pharmacies or clinics. The defense of any actions may require diverting personnel and other resources and incurring significant costs that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.
Legal and Compliance Risks
Our business is subject to substantial government regulation, as well as new laws or regulations or changes in existing laws or regulations that could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and related interpretations are increasing in number and complexity, are subject to frequent change, and can be inconsistent or in conflict with each other. Noncompliance with applicable regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.
We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business and respond to policymakers and enforcement agencies accordingly. There are currently pending, and in the future there will likely be, legislative or regulatory proposals or executive actions which seek to manage or significantly change the health services industry, including managing prescription drug costs and health records as well as regulating drug distribution. These and other legislative ideas and executive actions could adversely affect our business. Federal and state governments have enacted, and we expect federal and state governments to continue to enact and seriously consider, many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system. In addition, changes to government policies not specifically targeted to the health services industry, such as a change in tax laws and the corporate tax rate, government spending or program cuts or changes, imposition of tariffs across an industry sector such as pharmaceuticals could have significant impacts on our business, results of operations, financial condition and liquidity. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by legislation resulting from these initiatives both within the United States and other foreign jurisdictions in which we operate. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. While we believe that our historical tax positions are consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. The trading price of our securities may react to the announcement of such proposals. As disclosed in Part II, Item 5 of this Form 10-K, we have an active share repurchase program authorized by our Board of Directors (the "Board").

Regulators, customers, investors, employees and other stakeholders have focused on environmental, social and governance matters and related disclosures. These changing rules, regulations and stakeholder expectations have previously resulted in increased general and administrative expenses and increased management time and attention spent complying with such regulations or meeting such expectations. For example, the EU's Corporate Sustainability Reporting Directive ("CSRD") will require expansive disclosures on various sustainability topics such as climate change, biodiversity, workforce, supply chain and business ethics by in-scope EU entities and certain non-EU entities with significant cross-border business in EU markets. In addition, California's enacted Climate Corporate Data Accountability Act will require annual disclosures of covered companies' Scope 1, 2 and 3 greenhouse gas emissions. We are assessing our obligations under CSRD and other enhanced reporting requirements based on policymaker direction and expect that compliance could require substantial efforts in the future. Overall, sustainability matters and related stakeholder reaction may impact our reputation and have other business impacts which could adversely affect our business.
Existing or future laws, rules, actions by governmental or regulatory authorities, or judgments could force us to change how we conduct our business, affect the products and services we offer and where we offer them, restrict revenue and enrollment growth, increase our costs, including medical, operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. Some proposals or criticisms may be bipartisan or gain momentum, and we expect that governmental and regulatory authorities will continue to seek changes to business practices and the health care industry as a whole. For example, health care reforms or the invalidation, modification, repeal or replacement of the ACA or portions thereof could result in material changes to the way we conduct our business, as well as the loss of subsidies related to our IFP offerings, and could impact the market for our products. We are required to obtain and maintain insurance and other regulatory approvals to, among other things, market many of our products, expand into additional geographic or product markets, increase prices for certain regulated products, and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Additionally, we must maintain licenses and registrations in the jurisdictions in which we conduct business, and the suspension, material adverse modification or termination of such licenses and registrations could adversely affect our operations. Such licensure subjects many of our businesses to state regulation of our operations and products, as well as risks associated with doing business in those jurisdictions. Existing or future laws and rules could also require or lead us to take other actions, such as changing our business practices, and could increase our liability. Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design, or transforming our business model in response to laws, regulatory changes or executive actions may have a material adverse effect on our results of operations, financial condition and cash flows.
For more information on regulations affecting our business, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.
There are various risks associated with participating in government-sponsored programs and providing services to payors who participate in government-sponsored programs, including dependence upon government funding, compliance with government contracts and increased regulatory oversight and enforcement.
Through our U.S. Healthcare business, we contract with CMS and various state governmental agencies. Additionally, our Evernorth Health Services business provides services to government entities and payors participating in government health care programs, and our relationships with these government entities are subject to laws and regulations regarding government contracts.

Our revenues from government-funded programs, including our Medicare programs and our government clients, are dependent, in whole or in part, upon annual funding from the federal government or applicable state or local governments. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs, budgetary constraints at the federal or applicable state or local level, and general political issues and priorities. These entities generally have the right to not renew or to cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding, such as the application of sequestration by the federal or state governments, retroactive rate adjustments, a delay by Congress in raising the federal debt ceiling, or the failure to provide for continued appropriations or regular ongoing scheduled payments to us, could substantially reduce our revenues or profitability or impact our liquidity.
The Medicare program has been the subject of regulatory reform initiatives. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of factors, some of which are outside our control. For example, the base premium rate paid differs depending upon a combination of various factors, such as defined upper payment limits, a member's health status, age, gender, county or region, benefit mix, member eligibility category, and risk scores. Additionally, a portion of each Medicare Advantage plan's reimbursement is tied to the plan's Star Rating, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. A plan's Star Rating affects its image in the market, and plans that perform well are able to offer enhanced benefits and market more effectively and for longer periods of time than other plans. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. Our Medicare Advantage plans' and Medicare Part D plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. There can be no assurances that we will be successful in maintaining or improving our Star Ratings in future years. In addition, audits of our performance for past or future periods may result in downgrades to our Star Ratings. If we do not maintain or improve our Star Ratings, or if the quality-based bonus payments are reduced or eliminated, we may experience a negative impact on our revenue and the marketability of our plans may be adversely affected. Accordingly, our plans may not be eligible for full-level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership or impact our financial performance.
Additionally, if we fail to comply with CMS' regulatory or contractual requirements, including data submission, enrollment and marketing, provider network adequacy, provider directory accuracy, quality measures, claims payment, continuity of care, timely and accurate processing of appeals and grievances, adverse findings under RADV audits, oversight of first-tier downstream and related entities, and call center performance, we may be subject to administrative actions, including enrollment sanctions or contract termination, fines or other penalties or enforcement actions that could materially impact our profitability.
We face risks related to litigation, regulatory audits and investigations.
We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of business. These legal matters could include civil claims (including tort and breach of contract claims) as well as claims arising from alleged violations of certain laws (such as consumer protection or false claims act laws). In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes including disputes over compensation or contractual provisions, ERISA claims, allegations related to calculations of cost-sharing, and claims related to our administration of self-funded business. We are also routinely involved in legal matters arising from our health services business, including without limitation claims related to the dispensing of pharmaceutical products by our home delivery and specialty pharmacies, pharmacy benefit management services, such as formulary management services, health benefit management services and provider services. Our pharmacy services operations are subject to the clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors. There are currently, and may be in the future, attempts to bring class action lawsuits against the Company and other companies in our industry; individual plaintiffs also may bring multiple claims regarding the same subject matter against us and other companies in our industry.
Court decisions and legislative and regulatory activity may increase our exposure to any of these types of claims. In some cases, substantial noneconomic or punitive damages may be sought. We procure insurance coverage to cover some of these potential liabilities, and we also self-insure a significant portion of our litigation risks. While we maintain some third-party insurance coverage, including excess liability insurance with third-party insurance carriers, certain liabilities or types of damages, such as punitive damages, may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may be insufficient to cover the entire damages awarded. Resolving disputes is often expensive and disruptive, regardless of the outcome. Additionally, it is possible that the resolution of current or future legal matters and claims could result in changes to our industry and business practices, losses material to our results of operations, financial condition, and liquidity or damage to our reputation.
We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare and pharmacy departments, attorneys general, DOJ, FTC, CMS, DOL and the HHS-OIG and comparable authorities in foreign jurisdictions. Additionally, we have, in the past, been, and may in the future be, subject to qui tam actions in which the government may or may not intervene. With respect to our Medicare Advantage and Medicare Part D businesses, which are subject to the HCSC transaction, CMS and HHS-OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. Certain of our contracts currently have RADV audits by CMS and the HHS-OIG that are awaiting CMS finalization. These audits could result in repayments to the government. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health services industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other federal and state governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.
In addition, various government agencies have conducted investigations, inquiries and audits into certain pharmacy benefit management practices, which in certain instances has resulted in litigation or other adverse outcomes. For example, the FTC recently released staff reports on PBMs and the accessibility and affordability of prescription drugs. In September 2024, the FTC filed a complaint against Express Scripts and two other PBMs for allegedly engaging in anticompetitive and unfair rebate practices related to insulin drug pricing. Although we strongly disagree with the claims made by the FTC and intend to respond to them vigorously, there can be no assurance that the outcome of these matters will be resolved to our satisfactions.

Many investigations and audits have resulted in companies being subject to civil penalties, including the payment of money and entry into corporate integrity agreements. For example, in September 2023, we resolved certain matters related to our Medicare Advantage Business and risk adjustment practices by entering into the CIA with the HHS-OIG. The CIA imposes various compliance, reporting and governance obligations on us for five years and requires record reviews by an independent review organization. Our failure to meet these obligations could result in monetary penalties and our exclusion from participation in federal health care programs (such as Medicare and Medicaid), which could adversely impact our business, cash flows, financial condition, results of operations and reputation. Any failure, or alleged failure, to comply with various state and federal health care laws and regulations, including those related to the CIA or otherwise directed at preventing fraud and abuse in government-funded programs, has resulted in and could in the future result in investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws. A successful action or claim against us could subject us to damage awards, including treble damages, fines, penalties or other enforcement actions, restrictions on our ability to market or enroll new customers, limits on expansion, restrictions or exclusions from programs or other agreements with federal or state governmental agencies, which could adversely impact our business, cash flows, financial condition, results of operations and reputation. We cannot predict what effect, if any, such government investigations and audits may ultimately have on us or on the industry in general. However, we will likely continue to experience government scrutiny and audit activity, which has and may in the future result in civil penalties.
Regulatory audits, investigations, litigation, or reviews or actions by other government agencies have resulted in and could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including corporate integrity agreements, restrictions on our ability to participate in government programs or exclusion from such programs, and our ability to market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity. In addition, disclosure of an adverse investigation or audit or the imposition of fines or other sanctions could negatively affect our reputation in certain markets and make it more difficult for us to sell our products and services.
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
Most of our activities involve the receipt, use, storage or transmission of a substantial amount of individuals' PII, including PHI. We also use aggregated and/or anonymized data for research and analysis purposes and, in some cases, provide access to such anonymized data, or analytics created from such data, to pharmaceutical manufacturers and third-party data aggregators and analysts. We may also use such information to create analytic models designed to predict, and potentially improve, outcomes and patient care. The collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, creation, processing and disposal of PII are regulated at the federal, state, international and industry levels, and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements. We are also subject to various other consumer protection laws that regulate our communications with customers, such as the FTC Act and the Telephone Consumer Protection Act. Certain of our businesses are also subject to the Payment Card Industry Data Security Standard ("PCI DSS"), which is designed to protect credit card account data as mandated by payment card industry entities. International laws, rules and regulations governing the use and disclosure of such information, such as the GDPR, can be more stringent than similar laws in the United States, and they vary across jurisdictions. In addition, more jurisdictions are regulating the transfer of data across borders, and domestic privacy and data protection laws are generally becoming more onerous.
These laws, rules and contractual requirements are subject to change and the regulatory environment surrounding data security and privacy is increasingly demanding. Compliance with existing or new privacy, security and data laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations. For more information on privacy regulations to which we are subject, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.
HIPAA requires covered entities and business associates to comply with the HIPAA privacy, security and breach rules. While we endeavor to provide appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity clients and, as a result, collect, receive, use, disclose, transmit and maintain PHI in order to provide services to these customers. HHS administers an audit program to assess HIPAA compliance efforts by covered entities and business associates. In addition, HHS continues to exercise its enforcement authority to bring enforcement actions resulting from complaints, compliance reviews, audits and investigations brought on by notification to HHS of a breach or other HIPAA violation. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position, cash flows and reputation. For example, in December 2024, we received a request for a voluntary audit from HHS's Office for Civil Rights ("OCR") to review our compliance with HIPAA security rules. We are in the process of preparing our initial response to OCR's request. As participation in this audit is voluntary, the information provided will not result in any HIPAA enforcement action or civil monetary penalty; however, any serious compliance issues could open up subsequent compliance reviews that could include a range of remedies from OCR.
Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of PII, whether by us or by one of our third-party service providers, could materially adversely affect our business and reputation, including our results of operations, financial position and cash flows.
Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud; failure of these systems could adversely affect us.
Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. Some of our businesses are also subject to federal and state laws and regulations that may impact our relationships with health care providers and customers, including laws on self-referrals, beneficiary inducements, false claims, fee-splitting, telemedicine, corporate practice of medicine, dispensing, packaging, fulfillment and distribution of controlled substances, other pharmaceutical products and medical devices, medical malpractice, consumer protection, product liability, narrow networks, provider tiering programs, provider contracts, overpayments, reimbursement of out-of-network claims and licensure. The regulations and contractual requirements applicable to us are complex and subject to change and may affect our ability to market or provide our products or services. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme, and the Dodd-Frank Act and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance, or the failure of employees to comply with our internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.
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
We currently have overfunded obligations in our frozen pension plan. A significant decline in the value of the plan's equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We are also exposed to interest rate and equity risk associated with our pension obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 16 to the Consolidated Financial Statements for more information on our obligations under the pension plans.
A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and could negatively affect our ability to access capital.
Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically, and there can be no assurance that current ratings will be maintained in the future. A downgrade of any of these ratings in the future could make it more difficult to either market our products successfully or raise capital to support business growth.
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
The total indebtedness of The Cigna Group was approximately $32.0 billion as of December 31, 2024. Carrying indebtedness:
•requires us to dedicate a portion of our cash flow from operations to debt payments, thereby reducing the availability of cash flow to fund our operations and growth strategy;
•increases our vulnerability to general adverse economic and industry conditions, which may require us to dedicate an even greater percentage of our cash to the payment of principal and interest on our debt and limit our access to capital markets;
•exposes us to increases in interest rates to the extent increased interest expense is not offset by increased income from our investment assets; and
•limits our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry.
The covenants in our debt instruments may have the effect of restricting our financial and operating flexibility to respond to significant changes in business and economic conditions, among other things. We may incur or assume significantly more debt in the future, which may subject us to additional restrictive covenants and increase the risks described above. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek additional dividends from our subsidiaries, sell assets, seek additional equity or debt capital, or restructure our debt.
Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.
Many factors, including geopolitical issues, future economic downturns, man-made disasters, natural disasters (including those as a result of climate change) and pandemics, availability and cost of credit, and other capital and consumer spending, can negatively impact the U.S. and global economies. Our results of operations could be materially adversely affected by the impact of unfavorable economic conditions on our clients and customers (both employers and individuals), health care providers, pharmacy manufacturers, pharmacy providers and third-party vendors. For example:
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
•Significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs.
•Because of unfavorable economic conditions or legislation and regulation affecting employer-sponsored coverage, employers may stop offering health care coverage to employees or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs.

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
The occurrence of these events have led, and may lead, to a decrease in our customer base, revenues or margins or an increase in our operating costs.
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
The collectability of amounts due from reinsurers is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the magnitude and type of collateral supporting our reinsurance recoverable, such as holding sufficient qualifying assets in trusts or letters of credit issued. Although a portion of our reinsurance exposures are secured, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our results of operations, financial condition and liquidity.
Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management
Our comprehensive cybersecurity program is supported by policies and procedures designed to protect our systems and operations as well as the sensitive personal information and data of our clients and customers from foreseeable cybersecurity threats. This program is an integral component of our enterprise risk management program.
Core to our security model is our defense-in-depth framework, comprising multiple layers of processes and technologies that help prevent, detect and respond to threats. Our approach to safeguarding against external threats incorporates a suite of preventive technologies, including malicious email blocking, defenses against automated attacks and multifactor authentication. Event monitoring technologies run continuously, detecting suspected intrusion attempts and alerting our Cybersecurity Incident Response Team. We undertake a number of critical security processes to mitigate and protect against cybersecurity risks, which include but are not limited to (i) identity and access management; (ii) security awareness and training; (iii) security operations and monitoring; (iv) change management; (v) disaster recovery/business continuity; (vi) intelligence feeds; (vii) physical security; (viii) third-party vendor security reviews; (ix) vulnerability management/patching; and (x) cybersecurity incident reporting.
We routinely manage cybersecurity risks through a defined framework that includes activities aimed at the identification, assessment, treatment and monitoring of risks. Cybersecurity risk assessment results are used by senior management to make informed decisions about where to allocate resources to reduce cybersecurity risks and improve overall security posture. We examine our entire program annually with third parties and measure the program against generally accepted industry standards and frameworks, such as an internationally recognized security control framework established by the NIST and used by companies to assess and improve their ability to prevent, detect and respond to cyberattacks. Our cybersecurity policies and standards are reviewed annually and are mainly guided by the NIST 800-53 Cybersecurity Framework. In addition to the NIST framework, we leverage the International Organization for Standardization 27001 and 27002 standards. Our information protection policies and standards are informed by NIST 800-53b, moderate-level security control baseline requirements.

To enhance our preparedness and practice our collective cybersecurity response capabilities, we conduct tabletop exercises with leaders, stakeholders, subject matter experts and certain executives that are developed in partnership with external security experts. These events are designed to exercise and engage some of the most critical areas of cybersecurity incident response and preparedness through an interactive/evolving, simulated scenario.

In addition to these internal measures, the effectiveness of components of our overall cybersecurity program is frequently evaluated by external third parties, which includes work performed over various levels of control assessments for specific business lines and core processes. These include Health Information Trust Alliance for health care data security, PCI DSS for payment security and System Organization Controls 2 for information security and related controls for specific business lines and core processes. We also perform an annual maturity assessment and benchmark our security controls to identify opportunities to strengthen our cybersecurity program.

As part of our Global Threat Management Program, a dedicated Incident Handling Team, comprising both technical and management personnel, determines the severity of a validated cybersecurity event across the enterprise and is responsible for the development and ongoing maintenance of our comprehensive Global Incident Response Plan ("GIRP"). The GIRP is reviewed quarterly at a minimum but may be updated as needed based on lessons learned, changes in key teams or processes or other circumstances as warranted, and the procedures therein are tested annually. The GIRP's incident handling procedures dictate our actions during each phase of an incident, including the assembly of a broad, cross-functional Computer Security Incident Response Team, the formulation of a response, and post-incident reviews and corrective actions.

Our information protection department maintains a risk register that is used to manage cybersecurity risks associated with its business activities, technology assets and its interaction with business, information technology and security parties, internal and external. Cybersecurity risks are also periodically reviewed by Enterprise Risk Management to ensure appropriate oversight of cybersecurity risk management activities.

Suppliers that have access to, host or transmit our data are contractually required to comply with our Security Policies and Standards. Additionally, suppliers may be subject to periodic security audits or risk assessments, which include security questionnaires, security capabilities and maturity assessments, controls evidence reviews, application vulnerability assessments, public internet presence monitoring, and alignment reviews with service-specific industry standards. Follow-up activities are performed as needed. Contracts with suppliers also include critical security requirements, such as right to audit, technology requirements and hiring practices, including background checks for those who have access to our network. To further ensure supplier resilience and continuity, we regularly evaluate and assess our critical supplier relationships and business continuity plans, enabling us to quickly adapt and maintain operations in the event of prolonged disruption.

As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. That said, as discussed more fully under Part I, Item 1A "Risk Factors – Strategic and Operational Risks – As a large global health company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages," the sophistication of cybersecurity threats continues to increase, and the preventive actions we take to reduce the risk of cybersecurity incidents and protect our systems and information may become insufficient. Accordingly, no matter how well designed or implemented our controls are, we will not be able to anticipate all attacks of these types, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance

Our Board has ultimate oversight over our privacy and cybersecurity programs and strategy and is responsible for ensuring that we have risk management policies and processes in place to meet and mitigate evolving risks and threats. Certain members of the Board have cybersecurity certifications. The Board executes this oversight directly and through both the Audit Committee, for cybersecurity purposes, and the Compliance Committee, for privacy purposes. In these capacities, these committees are regularly briefed by the Global Chief Information Security Officer ("GCISO") and Chief Privacy Officer on cybersecurity and privacy matters. These briefings are designed to provide visibility about the identification, assessment and management of critical risks, audit findings, and management's risk mitigation strategies. Additionally, these briefings include information about current trends in the environment, incident preparedness, artificial intelligence and various components of our cybersecurity and privacy programs. On an annual basis, the Board reviews our cybersecurity program, including the threat landscape and related controls, and periodically conducts cybersecurity tabletop exercises.

Our dedicated cybersecurity team is led by our GCISO. Our current GCISO joined the Company in October 2023 and works closely with senior management to develop and innovate the cybersecurity strategy and risk management. Prior to joining the team, our GCISO held senior information security roles at other global organizations where this individual defined information security strategies, built global information security programs, implemented cybersecurity capabilities that protect consumers, wholesale partners and brands, and oversaw the security of a global payment network, a corporate network and digital assets.
Item 2. PROPERTIES
At the end of 2024, our global real estate portfolio consisted of approximately 9.2 million square feet of owned and leased properties to support the operations of our reporting segments. Our domestic portfolio had approximately 7.8 million square feet in 50 states, the District of Columbia and the U.S. Virgin Islands. Our international properties contain approximately 1.4 million square feet located throughout 22 countries.
Our principal domestic office locations include the Wilde Building, located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters, which we own), the Evernorth Health Services leased corporate offices located at and around One Express Way in St. Louis, Missouri, and leased office space at Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. These principal domestic office locations total approximately 2 million square feet.
The pharmacy operations consist of 9 home delivery pharmacies, 35 specialty pharmacies and 4 high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.
We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 21 to the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Information about Our Executive Officers
The principal occupations, ages and employment histories of our executive officers (as of February 27, 2025) are listed below.
DAVID BRAILER, 65, Executive Vice President, Chief Health Officer and Chief Transformation Officer of The Cigna Group beginning January 2025; Executive Vice President and Chief Health Officer of The Cigna Group from September 2022 to January 2025; Founder of Health Evolution Partners in 2007; and Chairman of Health Evolution beginning in 2011.
DAVID M. CORDANI, 59, Chairman of the Board of The Cigna Group beginning January 2022; Chief Executive Officer beginning December 2009; Director beginning October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.
NOELLE K. EDER, 55, Executive Vice President and Global Chief Information Officer of The Cigna Group beginning September 2020, with responsibility for the Company's technology and operations function beginning September 2023; Executive Vice President,

Chief Information and Digital Officer at Hilton Worldwide Holdings from March 2018 until August 2020; Executive Vice President, Chief Card Customer Experience Officer at Capital One Financial Corporation from November 2016 until 2018; and Executive Vice President, Customer Experience and Operations at Capital One Financial Corporation from September 2014 until November 2016.
BRIAN C. EVANKO, 48, Executive Vice President and Chief Financial Officer of The Cigna Group and President and Chief Executive Officer of Cigna Healthcare beginning January 2024; Executive Vice President and Chief Financial Officer of The Cigna Group from January 2021 to January 2024; President, Government Business from November 2017 to January 2021; and President, U.S. Individual Business from August 2013 to November 2017.
NICOLE S. JONES, 54, Executive Vice President, Chief Administrative Officer and General Counsel for The Cigna Group beginning September 2023; Executive Vice President and General Counsel of The Cigna Group from June 2011 to September 2023; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of The Cigna Group from April 2008 until May 2010; and Corporate Secretary from September 2006 until April 2010.
ERIC P. PALMER, 48, Executive Vice President for Enterprise Strategy of The Cigna Group and President and Chief Executive Officer of Evernorth Health Services beginning January 2024; President and Chief Executive Officer of Evernorth Health Services from January 2022 to January 2024; President and Chief Operating Officer from January 2021 until December 2021; Executive Vice President and Chief Financial Officer of The Cigna Group from June 2017 to January 2021; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; and Vice President, Business Financial Officer, Health Care from April 2012 to November 2015.
PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2024, the number of shareholders of record was 21,974. The Cigna Group's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI."
In 2024, 2023 and 2022, The Cigna Group declared and paid quarterly cash dividends of $1.40, $1.23 and $1.12 per share of The Cigna Group common stock, respectively.
On January 30, 2025, the Board of Directors declared the first quarter cash dividend of $1.51 per share of The Cigna Group common stock to be paid on March 20, 2025 to shareholders of record on March 5, 2025. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. See Note 8 to the Consolidated Financial Statements for further information on dividend payments.

For information on securities authorized for issuance under our existing equity compensation plans, see Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Price Performance Graph
The graph below compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2024 with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 500 Health Care Index. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Five-Year Cumulative Total Shareholder Return*
December 31, 2019 - December 31, 2024
$200
$100
$—
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
The Cigna Group
S&P 500
S&P 500 Health Care Index

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
The Cigna Group	$100	$102	$114	$168	$154	$145
S&P 500	$100	$118	$152	$125	$158	$197
S&P 500 Health Care Index	$100	$113	$143	$140	$143	$147
*Assumes that the value of the investment in The Cigna Group common stock and each index was $100 on December 31, 2019 and that all dividends were reinvested.
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended December 31, 2024:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
October 1-31, 2024	2,282,397	$331.72	2,281,772	$5,543
November 1-30, 2024	2,604,182	$328.12	2,600,639	$4,698
December 1-31, 2024	1,281,606	$321.93	1,281,010	$10,289
Total	6,168,185	$328.17	6,163,421	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 625 shares in October, 3,543 shares in November and 596 shares in December 2024.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. In December 2024, the Board increased repurchasing authority by an additional $6.0 billion. From January 1, 2025 through February 26, 2025, the Company repurchased 3.0 million shares for approximately $901 million, leaving repurchase authority at $9.4 billion as of February 26, 2025.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.

Item 6. [Reserved]
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating the financial condition of The Cigna Group as of December 31, 2024 compared with December 31, 2023 and our results of operations for 2024 compared with 2023 and 2022 and is intended to help you understand the ongoing trends in our business. For comparisons of our results of operations for 2023 compared with 2022, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2023. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. We define adjusted income (loss) from operations as shareholders' net income (or income (loss) before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net investment gains/losses, amortization of acquired intangible assets and special items. The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business. Adjusted revenues is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, total revenues. See the below Financial Highlights section for a reconciliation of consolidated adjusted revenues to total revenues.

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. For further information on our business and strategy, see Part I, Item 1 "Business" of this Form 10-K.

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Pharmacy revenues	$185,362	$137,243	$128,566	$48,119	35%		$8,677	7%
Premiums	45,996	44,237	39,916	1,759	4		4,321	11
Fees and other revenues	14,790	12,619	10,881	2,171	17		1,738	16
Net investment income	973	1,166	1,155	(193)	(17)		11	1
Total revenues	247,121	195,265	180,518	51,856	27		14,747	8
Pharmacy and other service costs	182,509	133,801	124,834	48,708	36		8,967	7
Medical costs and other benefit expenses	38,648	36,287	32,184	2,361	7		4,103	13
Selling, general and administrative expenses	14,844	14,822	13,174	22	—		1,648	13
Amortization of acquired intangible assets	1,703	1,819	1,876	(116)	(6)		(57)	(3)
Total benefits and expenses	237,704	186,729	172,068	50,975	27		14,661	9
Income from operations	9,417	8,536	8,450	881	10		86	1
Interest expense and other	(1,435)	(1,446)	(1,228)	11	(1)		(218)	18
Net gain (loss) on sale of businesses	24	(1,499)	1,662	1,523	N/M		(3,161)	N/M
Net investment losses	(2,737)	(78)	(487)	(2,659)	N/M		409	(84)
Income before income taxes	5,269	5,513	8,397	(244)	(4)		(2,884)	(34)
Total income taxes	1,491	141	1,615	1,350	N/M		(1,474)	(91)
Net income	3,778	5,372	6,782	(1,594)	(30)		(1,410)	(21)
Less: Net income attributable to noncontrolling interests	344	208	78	136	65		130	167
Shareholders' net income	$3,434	$5,164	$6,704	$(1,730)	(34)%		$(1,540)	(23)%
Consolidated effective tax rate	28.3%	2.6%	19.2%		2,570	bps		(1,660)	bps
Medical customers (in thousands)	19,147	19,780	18,004	(633)	(3)%		1,776	10%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2024		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$3,434		$5,164		$6,704
Adjustments to reconcile to adjusted income from operations
Net investment losses (1)	$2,533	2,529	$135	114	$613	496
Amortization of acquired intangible assets	1,703	1,347	1,819	1,413	1,876	1,345
Special items
Integration and transaction-related costs	275	211	45	35	135	103
Impairment of dividend receivable	182	138	—	—	—	—
Deferred tax expenses (benefits), net	—	84	—	(1,071)	—	—
Net (gain) loss on sale of businesses	(24)	(2)	1,499	1,429	(1,662)	(1,332)
Charge for organizational efficiency plan	—	—	252	193	22	17
Charges (benefits) associated with litigation matters	—	—	201	171	(28)	(20)
Total special items	$433	431	$1,997	757	$(1,533)	(1,232)
Adjusted income from operations		$7,741		$7,448		$7,313
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2024		2023		2022
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$12.12		$17.39		$21.41
Adjustments to reconcile to adjusted income from operations
Net investment losses (1)	$8.95	8.93	$0.45	0.38	$1.96	1.59
Amortization of acquired intangible assets	6.01	4.76	6.13	4.77	5.99	4.30
Special items
Integration and transaction-related costs	0.97	0.75	0.15	0.12	0.43	0.33
Impairment of dividend receivable	0.64	0.49	—	—	—	—
Deferred tax expenses (benefits), net	—	0.30	—	(3.61)	—	—
Net (gain) loss on sale of businesses	(0.08)	(0.02)	5.05	4.81	(5.31)	(4.26)
Charge for organizational efficiency plan	—	—	0.85	0.65	0.07	0.05
Charges (benefits) associated with litigation matters	—	—	0.68	0.58	(0.09)	(0.06)
Total special items	$1.53	1.52	$6.73	2.55	$(4.90)	(3.94)
Adjusted income from operations		$27.33		$25.09		$23.36
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Financial highlights by segment
	For the Years Ended December 31,			Change	Change
(Dollars in millions, except per share amounts)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues
Adjusted revenues by segment
Evernorth Health Services	$202,155	$153,499	$140,335	32%	9%
Cigna Healthcare	52,914	51,205	45,037	3	14
Other Operations	828	596	2,263	39	(74)
Corporate, net of eliminations	(8,798)	(9,978)	(6,991)	(12)	43
Adjusted revenues	247,099	195,322	180,644	27	8
Net investment results from certain equity method investments	204	(57)	(126)	N/M	(55)
Special item related to impairment of dividend receivable	(182)	—	—	N/M	N/M
Total revenues	$247,121	$195,265	$180,518	27%	8%
Shareholders' net income	$3,434	$5,164	$6,704	(34)%	(23)%
Adjusted income from operations	$7,741	$7,448	$7,313	4%	2%
Earnings per share (diluted)
Shareholders' net income	$12.12	$17.39	$21.41	(30)%	(19)%
Adjusted income from operations	$27.33	$25.09	$23.36	9%	7%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$7,001	$6,442	$6,127	9%	5%
Cigna Healthcare	4,229	4,478	4,099	(6)	9
Other Operations	(9)	96	509	N/M	(81)
Corporate, net of eliminations	(1,688)	(1,698)	(1,466)	(1)	16
Consolidated pre-tax adjusted income from operations	9,533	9,318	9,269	2	1
Income attributable to noncontrolling interests	405	146	84	177	74
Net investment (losses) (1)	(2,533)	(135)	(613)	N/M	(78)
Amortization of acquired intangible assets	(1,703)	(1,819)	(1,876)	(6)	(3)
Special items	(433)	(1,997)	1,533	(78)	N/M
Income before income taxes	$5,269	$5,513	$8,397	(4)%	(34)%
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section of this MD&A.
Commentary: 2024 versus 2023
The commentary presented below, and the segment commentaries that follow, compare results for the year ended December 31, 2024 with results for the year ended December 31, 2023. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income decreased 34%, or $1,730 million, primarily reflecting increased net investment losses (-$2,415 million) driven by the impairment of VillageMD equity securities, as well as the absence of the foreign deferred tax benefits recorded in 2023 (-$1,155 million). These unfavorable items were partially offset by lower net losses on sale of businesses (+$1,431 million) and higher adjusted income from operations (+$293 million). See further discussion of these drivers below.
Adjusted income from operations increased 4%, primarily reflecting higher earnings in Evernorth Health Services, partially offset by lower earnings in Cigna Healthcare.
Medical customers decreased 3%, primarily reflecting a decrease in Individual and Family Plans ("IFP") customers.
Pharmacy revenues increased 35%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Premiums increased 4%, primarily reflecting higher premium rates in our U.S. Healthcare operating segment.

Fees and other revenues increased 17%, primarily reflecting growth in affordability services within our Pharmacy Benefit Services operating segment.
Net investment income decreased 17%, primarily due to a $182 million impairment of dividend receivable in the third quarter of 2024 related to VillageMD accrued dividends.
Pharmacy and other service costs increased 36%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Medical costs and other benefit expenses increased 7%, primarily reflecting higher medical costs in our U.S. Healthcare operating segment.
Selling, general and administrative ("SG&A") expenses were flat, primarily reflecting increases in strategic investments to support both business growth and continued advancement of our digital capabilities and solutions (3%), offset by the absence of costs reported in 2023 for an organizational efficiency plan (-2%) and litigation settlements (-1%).
Net gain (loss) on sale of businesses. The gain reported in 2024 reflects the sale of a portion of an equity method investment, partially offset by an estimated loss on sale (primarily goodwill impairment) related to the HCSC transaction (defined below). The loss reported in 2023 primarily reflects a goodwill impairment related to the HCSC transaction. See Note 5 and Note 14 to the Consolidated Financial Statements for further discussion of the HCSC transaction and the equity method investment sale, respectively.
Investment results primarily reflect the impairment of VillageMD equity securities in 2024. See Note 11 to the Consolidated Financial Statements for further discussion of the impairment of VillageMD equity securities.
The effective tax rate increased, primarily driven by the absence of foreign deferred tax benefits recorded in 2023 and a valuation allowance related to the impairment of VillageMD equity securities, partially offset by the absence of the impact of the valuation allowance resulting from the HCSC transaction recorded in 2023. See Note 20 to the Consolidated Financial Statements for further discussion of these matters.

Key Transactions and Business Developments

Sale of Medicare Advantage and Related Businesses
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC") ("HCSC transaction"). The initial $3.3 billion purchase price is anticipated to increase at closing, reflecting higher statutory surplus for the legal entities that will convey to HCSC. The transaction is expected to close in the first quarter of 2025. See Note 5 to the Consolidated Financial Statements for further information.
LIQUIDITY AND CAPITAL RESOURCES

Liquidity
We maintain liquidity at two levels: the subsidiary level and the parent company level.
Subsidiary Level. Cash requirements at the subsidiary level generally consist of pharmacy, medical costs and other benefit payments; expense requirements, primarily for employee compensation and benefits, information technology and facilities costs; income taxes; and debt service.
Our subsidiaries normally meet their liquidity requirements by maintaining appropriate levels of cash, cash equivalents and short-term investments; using cash flows from operating activities; matching durations of investments to estimated durations for the related insurance and contractholder liabilities; selling investments; and borrowing from affiliates, subject to applicable regulatory limits.
Parent Level. Cash requirements at the parent company level generally consist of debt service; payment of declared dividends to shareholders; lending to subsidiaries as needed; and pension plan funding.
The parent company normally meets its liquidity requirements by maintaining appropriate levels of cash and various types of marketable investments; collecting dividends from its subsidiaries; using proceeds from issuing debt and common stock; and borrowing from its subsidiaries, subject to applicable regulatory limits.

Regulatory Restrictions. Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 19 to the Consolidated Financial Statements in this Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

Investment Portfolio. We support the liquidity needs of our businesses by managing the duration of invested assets to be consistent with the duration of liabilities. We manage the portfolio to both optimize returns in the current economic environment and meet our liquidity needs.

Cash flows for the years ended December 31 were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating activities	$10,363	$11,813	$8,656
Investing activities	$(2,102)	$(5,174)	$3,098
Financing activities	$(7,647)	$(4,294)	$(11,240)

The following discussion explains variances in the various categories of cash flows for the year ended December 31, 2024 compared with the same period in 2023.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs and other expenses.
Operating cash flows decreased for the year ended December 31, 2024 due to higher insurance claims and related payments as well as higher accounts receivable as a result of organic business growth and timing. These decreases were partially offset by the favorable net cash flow impacts of new clients in Evernorth Health Services, higher pharmacy and service costs payable, and lower income tax payments.
Investing Activities. The decrease in cash used in investing activities during the year ended December 31, 2024 was primarily due to lower purchases of equity securities.
Financing Activities. The Company had higher share repurchases, including the completed ASR Agreements (described below), partially offset by net cash provided by debt financing activities in 2024.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, credit agreements and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.- regulated subsidiaries were $2.4 billion for the year ended December 31, 2024 and $1.2 billion for the year ended December 31, 2023. Non-regulated subsidiaries also generate significant cash flows from operating activities, which is typically available immediately to the parent company for general corporate purposes.
We prioritize our use of capital resources to (i) invest in capital expenditures (primarily related to technology to support innovative solutions for our clients and customers), provide the capital necessary to maintain or improve the financial strength ratings of subsidiaries, and to repay debt and fund pension obligations if necessary; (ii) pay dividends to shareholders; (iii) consider acquisitions and investments that are strategically and economically advantageous; and (iv) return capital to shareholders through share repurchases.
Funds Available
Commercial Paper Program. The commercial paper program had approximately $0.9 billion outstanding at December 31, 2024.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
As of December 31, 2024, we had $6.5 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $5.6 billion of remaining capacity under our commercial paper program and $7.6 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain nonregulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 43.8% and 40.1% at December 31, 2024 and 2023, respectively. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.8 billion from its subsidiaries without further approvals as of December 31, 2024.
Use of Capital Resources
Capital Expenditures. Capital expenditures for property, equipment and computer software were $1.4 billion in 2024 compared to $1.6 billion in the year ended December 31, 2023. We expect to deploy approximately $1.4 billion in capital expenditures in 2025, which will be funded primarily from operating cash flows.

Dividends. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. See Note 8 to the Consolidated Financial Statements for further information regarding the dividend payments declared and paid during 2024, as well as the first quarter 2025 declared cash dividend.
Share Repurchases. The Company maintains a share repurchase program authorized by the Board of Directors, under which it may repurchase shares of its common stock from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The share repurchase program may be effected through open market purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including through Rule 10b5-1 trading plans or privately negotiated transactions. The program may be suspended or discontinued at any time.
Including the Accelerated Share Repurchase agreements (discussed further in Note 8 to the Consolidated Financial Statements) (the "ASR Agreements"), we repurchased 20.9 million shares for approximately $7.0 billion during the year ended December 31, 2024, compared to 7.8 million shares for approximately $2.3 billion during the year ended December 31, 2023. In December 2024, the Board of Directors approved an increase of $6.0 billion in incremental share repurchase authorization, bringing the company's total share repurchase authority to $10.3 billion as of December 31, 2024. From January 1, 2025 through February 26, 2025, we repurchased 3.0 million shares for approximately $901 million. Share repurchase authority was $9.4 billion as of February 26, 2025.
Other Sources of Funds and Uses of Capital Resources

Divestiture. As discussed in the "Key Transactions and Business Developments" section above, the HCSC transaction is expected to close in the first quarter of 2025. We anticipate use of the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

Risks to Liquidity and Capital Resources

Risks to our liquidity and capital resources outlook include cash projections that may not be realized, and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section of this Form 10-K.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 21 to the Consolidated Financial Statements for discussion of various guarantees.
On Balance Sheet:
Long-Term Debt. Total scheduled payments on long-term debt are $48.5 billion (of which $3.5 billion relate to the fiscal year ending December 31, 2025), which include scheduled interest payments and maturities of long-term debt. See Note 7 to the Consolidated Financial Statements for information regarding principal maturities of long-term debt.

Other Non-Current Liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2024, including obligations associated with other postretirement and postemployment benefit obligations, reinsurance liabilities, supplemental and deferred compensation plans, and interest rate and foreign currency swap contracts.

Uncertain Tax Positions. In the event we are unable to sustain all of our $1.5 billion of uncertain tax positions, it could result in future tax payments of approximately $1.0 billion. We are adequately reserved for such positions. As a result, there is minimal direct risk to earnings should we fail to sustain our positions. We cannot reasonably estimate the timing of such future payments. See Note 20 to the Consolidated Financial Statements for additional information on uncertain tax positions.

Off-Balance Sheet:
Purchase Obligations. These include agreements to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude contracts that are cancellable without penalty and those that do not contractually require minimum levels of goods or services to be purchased. As of December 31, 2024, purchase obligations consisted of a total of $4.2 billion of estimated payments required under contractual arrangements (of which we expect $1.6 billion of purchase obligations to be paid within the next 12 months beginning January 1, 2025). This includes the following:

•$2.7 billion of investment commitments (of which we expect $0.9 billion of the committed amounts to be disbursed in 2025). See Note 11 of the Consolidated Financial Statements for additional information on investment commitments.
•$1.5 billion of future service commitments (of which we expect $0.7 billion of the committed amounts to be disbursed in 2025), primarily comprised of contracts for certain outsourced business processes and information technology maintenance and support.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented in this Form 10-K. We regularly evaluate items that may impact critical accounting estimates.
In addition to the estimates described below, the Notes to the Consolidated Financial Statements describe other estimates that management has made in preparation of the financial statements. Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience significantly differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on liquidity and our financial condition. The information below presents the adverse impacts of certain possible changes in assumptions. The effect of assumption changes in the opposite direction would be a positive impact to our consolidated results of operations, liquidity or financial condition, except for assessing impairment of goodwill.
Goodwill and Other Intangible Assets
Nature of Critical Accounting Estimate. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets at the acquisition date. Intangible assets primarily reflect the value of customer relationships and other intangibles acquired in business combinations.
Fair values of reporting units are estimated based on discounted cash flow analysis and market approach models using assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our ongoing strategic projections. Future cash flows for the Evernorth Health Services reporting units are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-

term growth rates.
The fair value of intangibles and the amortization method were determined using an income approach that relies on projected future cash flows, including key assumptions for customer attrition and discount rates. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value.
The Company conducts its quantitative evaluation for goodwill impairment at least annually during the third quarter at the reporting unit level and performs qualitative impairment assessments on a quarterly basis to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value.
Excluding amounts classified as held for sale, Goodwill and other intangibles as of December 31, 2024 were $44,370 million and $29,417 million, respectively, and as of December 31, 2023, were $44,259 million and $30,863 million, respectively. See Note 18 to the Consolidated Financial Statements for additional discussion of our goodwill and other intangible assets.
Effect if Different Assumptions Used. We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2024. The evaluations support that as of December 31, 2024, the fair value estimates of our reporting units exceed their carrying values by substantial margins. Changes in assumptions concerning future financial results or other underlying assumptions, including macroeconomic factors, government legislation, changes in the competitive landscape or other market conditions, could impact our ability to achieve profitability projections. If we consistently do not achieve our earnings and cash flow projections or our cost of capital rises significantly, the assumptions and estimates underlying the goodwill and intangible asset impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results and financial position.
Income Taxes - Uncertain Tax Positions
Nature of Critical Accounting Estimate. We evaluate tax positions to determine whether the benefits are more likely than not to be sustained on audit based on their technical merits. The Company establishes a liability if the probability that the position will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. These amounts primarily relate to federal and state uncertain positions of the value and timing of deductions and uncertain positions of attributing taxable income to states.
Balances that are included in the Consolidated Balance Sheets within Accrued expenses and other liabilities were $1,477 million and $1,399 million as of December 31, 2024 and December 31, 2023, respectively. See Note 20 to the Consolidated Financial Statements for additional discussion around uncertain tax positions and the Liquidity and Capital Resources section of this MD&A for a discussion of their potential impact on liquidity.
Effect if Different Assumptions Used. The factors that could impact our estimates of uncertain tax positions include the likelihood of sustaining our tax position (and related assumed interest and penalties) under audit. If our positions are upheld upon audit, our net income would increase.
Income Taxes - Valuation Allowance
Nature of Critical Accounting Estimate. Deferred income taxes in the Consolidated Balance Sheets reflect differences between the financial and income tax reporting bases of the Company's underlying assets and liabilities, and are established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not and a valuation allowance is established to the extent this standard is not met. It is possible that the realization of deferred tax assets may be impacted by changes in forecasted future earnings in various foreign jurisdictions or the Company's ability to generate future capital gains.
Valuation allowances that are included in the Consolidated Balance Sheets within Deferred tax liabilities, net were $2,332 million and $1,498 million as of December 31, 2024 and December 31, 2023, respectively. See Note 20 to the Consolidated Financial Statements for additional discussion around valuation allowances.
Effect if Different Assumptions Used. The factors that could impact our estimates of valuation allowances include changes in forecasted future earnings in foreign jurisdictions, potential international tax reform as a result of Organization for Economic Cooperation and Development initiatives, and the Company's future ability to generate capital gains. Decreases in our valuation allowance would increase net income, while increases in our valuation allowance would decrease net income.

Unpaid Claims and Claims Expenses - Cigna Healthcare
Nature of Critical Accounting Estimate. Unpaid claims and claim expenses reflect estimates of the ultimate cost of claims that have been incurred but not reported, expected development on reported claims, claims that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.
Unpaid claims and claim expenses in Cigna Healthcare are primarily impacted by assumptions related to completion factors and medical cost trend. Variation of actual results from either assumption could impact the unpaid claims balance as noted below. A large number of factors may cause the medical cost trend to vary from the Company's estimates, including changes in health management practices, changes in the level and mix of benefits offered and services utilized, and changes in medical practices. Completion factors may be affected if actual claims submission rates from providers differ from estimates (that can be influenced by a number of factors, including provider mix and electronic versus manual submissions), or if changes to the Company's internal claims processing patterns occur.
Unpaid claims and claim expenses for the Cigna Healthcare segment, both gross and net of reinsurance and other recoverables, as of December 31, 2024 were $5,018 million gross and $4,859 million net and as of December 31, 2023 were $5,092 million gross and $4,856 million net. See Note 9 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.
Effect if Different Assumptions Used. Based on studies of our claim experience, it is reasonably possible that a 100 basis point change in the medical cost trend and a 50 basis point change in completion factors could occur in the near term. A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $110 million, resulting in a decrease in net income of approximately $85 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $185 million, resulting in a decrease in net income of approximately $145 million after-tax.
Valuation of Debt Security Investments
Nature of Critical Accounting Estimate. Most debt securities are classified as available for sale and are carried at fair value with changes in fair value recorded in Accumulated other comprehensive loss within Shareholders' equity. Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.
Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market-observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately 60% of our debt securities are public securities and approximately 40% are private placement securities.
Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows of the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.
Balances that are included in the Consolidated Balance Sheets within Investments and Long-term investments, inclusive of amounts held for sale, were $9,423 million and $9,855 million as of December 31, 2024 and December 31, 2023, respectively. See Notes 11A and 12 to the Consolidated Financial Statements for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates and our accounting policy regarding unrealized appreciation on debt securities.
Effect if Different Assumptions Used. If the derived market rates used to calculate fair value increased by 100 basis points, the fair value of the total debt security portfolio of $9.4 billion would decrease by approximately $0.5 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.4 billion as of December 31, 2024.

SEGMENT REPORTING
The following section of this MD&A discusses the results of each of our segments. See Note 1 to the Consolidated Financial Statements for further description of our segments.
In segment discussions, we present "adjusted revenues" and "pre-tax adjusted income (loss) from operations," defined as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net investment gains/losses, amortization of acquired intangible assets and special items. The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. The Cigna Group share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management, including the chief operating decision maker, believes are not representative of the underlying results of operations due to their nature or size. Ratios presented in this segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations. See Note 22 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income (loss) before income taxes to pre-tax adjusted income (loss) from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 22 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate.

In these segment discussions, we also present "pre-tax margin," calculated as pre-tax adjusted income (loss) from operations divided by adjusted revenues.
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

Key Factors Affecting Segment Performance

The key factors that impact the performance of Evernorth Health Services Pharmacy Benefit Services and Specialty and Care Services revenues and income from operations are volume, mix of claims, price and contract affordability services. Specialty and Care Services revenues are also impacted by specialty distribution customer growth and client growth. These key factors are discussed further below. Certain of the key factors impact both operating segments as services are offered through an integrated client contract. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information on revenue and cost recognition policies for this segment.

Key factors that impact both Pharmacy Benefit Services and Specialty and Care Services:
•Pharmacy claim volume (also referred to as utilization) relates to processing prescription claims filled by retail pharmacies in our network and dispensing prescription claims from our home delivery and specialty pharmacies, along with other claims. Pharmacy claim volume (utilization) is impacted by new clients or organic customer growth through the expansion of existing clients.
•The mix of claims generally considers the type of drug and distribution method used for dispensing and fulfilling. In addition to the types of drugs, the mix of generic or biosimilar claims also impacts our results. Generally, a higher mix of generic and biosimilar drugs reduces revenues and increases income from operations, as generic and biosimilar drugs are typically priced lower than the branded drugs they replace, providing positive impacts or our clients, our customers and us.
•Pharmaceutical manufacturer inflation also impacts our pricing because most of our contracts provide that we bill clients and pay pharmacies based on a generally recognized price index for pharmaceuticals. Therefore, the rate of inflation for prescription drugs and our efforts to manage this inflation for our clients continue to be significant drivers of our revenues and cost of revenues in the current environment.
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing and manufacturer rebates on our clients' behalf (also referred to as affordability improvements). Through these affordability services, we seek to improve the effectiveness of our integrated and fee-for-service solutions, for the benefit of our new and existing clients, by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our continued affordability improvements further reduce drug costs for the benefit of our consumers and clients, and we share in the value delivered, which generally results in a favorable impact on our income from operations.

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
•Client growth, both organic and new business, in our Care Services business generally results in increased revenues and income from operations. This includes client movement in our virtual care, in-home care, physical primary care, benefits management and behavioral health services as we expand our businesses and build upon our cross-enterprise leverage.

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Adjusted revenues (1)	$202,155	$153,499	$140,335	$48,656	32%		$13,164	9%
Pre-tax adjusted income from operations (1)	$7,001	$6,442	$6,127	$559	9%		$315	5%
Pre-tax margin (1)(2)	3.5%	4.2%	4.4%		(70)	bps		(20)	bps
SG&A expense ratio (3)	1.9%	2.2%	2.0%		(30)	bps		20	bps
(1)See Note 22 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 22 to the Consolidated Financial Statements for further details.
In this selected financial information, we present adjusted revenues and pre-tax income from operations by our two operating segments, Pharmacy Benefit Services and Specialty and Care Services.

Selected Financial Information
	For the Years Ended December 31,			Change	Change
(Dollars and adjusted scripts in millions)	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Total adjusted revenues
Pharmacy Benefit Services	$111,822	$76,792	$75,801	46%	1%
Specialty and Care Services	90,333	76,707	64,534	18	19
Total adjusted revenues	$202,155	$153,499	$140,335	32%	9%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$3,577	$3,469	$3,616	3%	(4)%
Specialty and Care Services	3,424	2,973	2,511	15	18
Total pre-tax adjusted income from operations	$7,001	$6,442	$6,127	9%	5%
Pharmacy claim volume (1)	2,120	1,585	1,575	34%	1%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

2024 versus 2023

Commentary in parentheses regarding percentage changes represents the driver's impact on the overall category.

Adjusted revenues increased 32%, primarily reflecting higher utilization of prescription drugs from customer growth in both Pharmacy Benefit Services (+24%) and Specialty and Care Services (+7%).

Pre-tax adjusted income from operations increased 9%, primarily reflecting customer growth in Specialty and Care Services (+10%) and continued affordability improvements in Pharmacy Benefit Services (+5%). These increases were partially offset by strategic investments to support business growth and continued advancement of our capabilities and solutions (-3% in Specialty and Care Services and -2% in Pharmacy Benefit Services).

The SG&A expense ratio decreased 30 bps, primarily reflecting higher adjusted revenues as discussed above.

Cigna Healthcare Segment
Cigna Healthcare includes the U.S. Healthcare and International Health businesses, which provide comprehensive medical and coordinated solutions to clients and customers. As described in the introduction to Segment Reporting, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations.
In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment. See "Key Transactions and Business Developments" for further discussion.
Key Factors Affecting Segment Performance

The key factors that impact Cigna Healthcare revenues and income from operations include revenue growth, customer growth, medical cost trend, percentage of Medicare Advantage customers in plans eligible for quality bonus payments, the medical care ratio ("MCR") and the SG&A expense ratio. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information on revenue and cost-recognition policies for this segment.

•Revenue growth includes increases to premium rates in consideration of anticipated medical cost increases, customer growth driven by new clients and customers, and increased fee revenue from the expansion of products and services to existing clients and customers, including solutions provided by Evernorth Health Services.
•Higher medical costs (also referred to as higher medical cost trend) is impacted by utilization (the quantity of medical services consumed by our customers), unit costs (the cost per medical service) and mix of services.
•Prior to the divestiture of our Medicare Advantage and related businesses to HCSC, the percentage of Medicare Advantage customers in bonus-eligible plans impacts the amount of quality bonus payments we receive.
•MCR represents medical costs as a percentage of premiums for our segment's insured businesses, and it is impacted by medical cost trend and premium rates. Affordability initiatives that serve to mitigate medical cost inflation also impact the MCR.
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Adjusted revenues (1)	$52,914	$51,205	$45,037	$1,709	3%		$6,168	14%
Pre-tax adjusted income from operations (1)	$4,229	$4,478	$4,099	$(249)	(6)%		$379	9%
Pre-tax margin (1)(2)	8.0%	8.7%	9.1%		(70)	bps		(40)	bps
Medical care ratio	83.2%	81.3%	81.7%		190	bps		(40)	bps
SG&A expense ratio (3)	20.4%	21.6%	21.8%		(120)	bps		(20)	bps
(1)See Note 22 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 22 to the Consolidated Financial Statements for further details.

2024 versus 2023
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues increased 3%, or $1,709 million, primarily due to higher premiums within employer insured (+$1,086 million), stop loss (+$601 million) and Medicare Part D (+$595 million), reflecting premium rate increases across those businesses, partially offset by lower premiums within IFP (-$1,137 million), reflecting a decrease in customers.
Pre-tax adjusted income from operations decreased 6%, or $249 million, primarily due to higher medical costs (-$2,209 million), partially offset by higher adjusted revenues (+$1,709 million) and lower SG&A expenses (+$250 million), primarily reflecting ongoing efficiencies. The impact of higher premiums in adjusted revenues and medical costs are reflected in the medical care ratio calculation.
The medical care ratio increased 190 bps for the year ended and 570 bps for the three months ended December 31, 2024. The increases for both periods were primarily due to higher stop loss medical costs.
The SG&A expense ratio decreased 120 bps, primarily due to revenue growth outpacing volume-related expenses (-60 bps), as well as ongoing efficiencies (-30 bps).

Medical Customers
A medical customer is defined as a person meeting any one of the following criteria:
•is covered under a medical insurance policy, managed care arrangement or administrative services agreement issued by us;
•has access to our provider network for covered services under their medical plan; or
•has medical claims that are administered by us.

Cigna Healthcare Medical Customers
	As of December 31,			Change		Change
(In thousands)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
U.S. Healthcare	3,853	4,280	3,587	(427)	(10)	693	19
International Health (1)	1,211	1,184	1,169	27	2	15	1
Insured	5,064	5,464	4,756	(400)	(7)%	708	15%
U.S. Healthcare	13,649	13,890	12,619	(241)	(2)	1,271	10
International Health (1)	434	426	629	8	2	(203)	(32)
Administrative services only	14,083	14,316	13,248	(233)	(2)	1,068	8
Total	19,147	19,780	18,004	(633)	(3)%	1,776	10%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 3%, primarily due to a decline in IFP customers. See Part I, Item 1 of this Form 10-K for definitions of Cigna Healthcare market segments.

Unpaid Claims and Claim Expenses

	As of December 31,			Change		Change
(In millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Unpaid claims and claim expenses	$5,018	$5,092	$4,176	$(74)	(1)%	$916	22%
Our unpaid claims and claim expenses liability decreased 1%, driven by a decrease in IFP customers (-$300 million), partially offset by an increase related to the Medicare businesses (+$175 million).

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2024	2023	2022	2024 vs. 2023			2023 vs. 2022
Adjusted revenues	$828	$596	$2,263	$232	39%		$(1,667)	(74)%
Pre-tax adjusted (loss) income from operations	$(9)	$96	$509	$(105)	N/M	%	$(413)	(81)%
Pre-tax margin	(1.1)%	16.1%	22.5%		(1,720)	bps		(640)	bps
2024 versus 2023
Adjusted revenues primarily reflect premiums and net investment income associated with COLI and our run-off operations and revenues from other non-strategic businesses.
Pre-tax adjusted (loss) income from operations decreased primarily driven by unfavorable margins in our non-strategic businesses.
Corporate
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate financing less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs, and eliminations for products and services sold between segments.

Financial Summary
	For the Years Ended December 31,			Change		Change
(In millions)	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
Pre-tax adjusted loss from operations	$(1,688)	$(1,698)	$(1,466)	$10	(1)%	$(232)	16%

2024 versus 2023
Commentary regarding percentage changes represents the driver's impact on the overall category.

Pre-tax adjusted loss from operations decreased 1%, primarily due to lower pension and operating costs (-7%), partially offset by higher interest rates on our indebtedness (+6%).

INVESTMENT ASSETS
Information regarding our investment assets is included in Notes 11, 12, 13 and 15 to the Consolidated Financial Statements.

Investment Outlook
Future realized and unrealized investment results will be driven largely by market conditions, and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics and therefore we expect to hold a significant portion of these assets for the long term. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity. The below discussion addresses the strategies and risks associated with our various classes of investment assets. See Item 1A "Risk Factors" for additional information regarding risks associated with our investment portfolio.

Debt Securities
The carrying value of our debt securities portfolio decreased from $9.9 billion as of December 31, 2023 to $9.4 billion as of December 31, 2024, primarily reflecting net sales activity. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of December 31, 2024, $8.1 billion, or 86%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.3 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Primary risks facing many of the issuers in our portfolio include ongoing geopolitical events and economic conditions, including expectations for a longer period of higher inflation and interest rates. To date, most issuers have been successful in managing these issues without a meaningful change in credit quality. We continue to monitor the economic environment and its effect on our portfolio; we also continue to consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of December 31, 2024, our $1.4 billion commercial mortgage loan portfolio consisted of approximately 45 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of December 31, 2024. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30 and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 11 to the Consolidated Financial Statements.
Office sector fundamentals have been and continue to be weak, and values are experiencing stress due to multiple headwinds: expanded work-from-home flexibility, shorter term leases, elevated tenant improvement allowances and corporate migration to lower cost states. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital-intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and approximately 25% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our results of operations, financial condition or liquidity.
Other Long-Term Investments
Other long-term investments of $4.6 billion as of December 31, 2024 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $15.6 billion as of December 31, 2024. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of December 31, 2024. See Note 14 to the Consolidated Financial Statements for additional information regarding unconsolidated subsidiaries.

MARKET RISK
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure from financial instruments is our interest-rate risk exposure to fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return.
Consistent with disclosure requirements, the following items have been excluded from this consideration of market risk for financial instruments: changes in the fair values of insurance-related assets and liabilities as disclosed in Note 9 to the Consolidated Financial Statements (because their primary risks are insurance rather than market risk); changes in the fair values of investments recorded using the equity method of accounting and liabilities for pension and other postretirement and postemployment benefit plans (and related assets); and changes in the fair values of other significant assets and liabilities, such as goodwill, taxes and various accrued liabilities (because they are not financial instruments, their primary risks are other than market risks).
Our Management of Market Risks
We predominantly rely on two techniques to manage our exposure to market risk:
•Investment/liability matching. We generally select investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of our related insurance and contractholder liabilities so that we can match the investments to our obligations. Shorter-term investments generally support shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and medium-term health liabilities. Longer-term investments generally support products with longer payout periods such as annuities.
•Use of derivatives. We use derivative financial instruments to reduce our primary market risks. See Note 11 to the Consolidated Financial Statements for additional information about derivative financial instruments.

Effect of Market Fluctuations

We determine the sensitivity of market risk for our fixed income financial instruments, including debt securities and commercial mortgage loans, by estimating the present value of future cash flows using duration modeling and applying a 100 basis point increase in interest rates. The effect of these hypothetical changes in market rates or prices on the fair value of certain noninsurance financial instruments would have been as follows:

Market scenario for certain noninsurance financial instruments
	Loss in Fair Value
(in billions)	December 31, 2024	December 31, 2023
100 basis point increase in interest rates (excluding the Company's long-term debt)	$0.6	$0.7

In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $1.8 billion at both December 31, 2024 and December 31, 2023. Changes in the fair value of our long-term debt do not impact our financial position or operating results since long-term debt is not required to be recorded at fair value. See Note 7 to the Consolidated Financial Statements for additional information about the Company's debt.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Cigna Group

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cigna Group and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing on page FS-1 of this Form 10-K (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of incurred but not reported (IBNR) liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment

As described in Note 9 to the consolidated financial statements, the total of incurred but not reported (IBNR) liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment as of December 31, 2024 was $4.6 billion. Management estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. As disclosed by management, the unpaid claims liability is primarily impacted by assumptions related to completion factors and medical cost trend. Management develops completion factors by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing; 2) frequency and timeliness of provider claims submissions; 3) number of customers and 4) the mix of products. Management uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. Medical cost trend is primarily impacted by medical service utilization and unit costs.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment is a critical audit matter are (i) the significant judgment by management when developing the estimate of IBNR liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to completion factors and medical cost trend; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of IBNR liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment, including controls over the development of significant assumptions related to completion factors and medical cost trend. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management's estimate by performing one or a combination of procedures, including (a) developing an independent estimate of IBNR liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment, and comparing the independent range of outcomes to management's estimate; (b) evaluating the appropriateness of management’s actuarial methodologies and the reasonableness of management's significant assumptions related to completion factors and medical cost trend by considering claims reporting and payment experience, historical trends, and other industry data; and (c) evaluating the consistency of management's actuarial methodologies period-over-period.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 27, 2025

We have served as the Company's auditor since 1983.

The Cigna Group Consolidated Statements of Income
	For the Years Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Revenues
Pharmacy revenues	$185,362	$137,243	$128,566
Premiums	45,996	44,237	39,916
Fees and other revenues	14,790	12,619	10,881
Net investment income	973	1,166	1,155
TOTAL REVENUES	247,121	195,265	180,518
Benefits and expenses
Pharmacy and other service costs	182,509	133,801	124,834
Medical costs and other benefit expenses	38,648	36,287	32,184
Selling, general and administrative expenses	14,844	14,822	13,174
Amortization of acquired intangible assets	1,703	1,819	1,876
TOTAL BENEFITS AND EXPENSES	237,704	186,729	172,068
Income from operations	9,417	8,536	8,450
Interest expense and other	(1,435)	(1,446)	(1,228)
Net gain (loss) on sale of businesses	24	(1,499)	1,662
Net investment losses	(2,737)	(78)	(487)
Income before income taxes	5,269	5,513	8,397
TOTAL INCOME TAXES	1,491	141	1,615
Net income	3,778	5,372	6,782
Less: Net income attributable to noncontrolling interests	344	208	78
SHAREHOLDERS' NET INCOME	$3,434	$5,164	$6,704
Shareholders' net income per share
Basic	$12.25	$17.57	$21.66
Diluted	$12.12	$17.39	$21.41

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$3,778	$5,372	$6,782
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	661	503	(1,598)
Net long-duration insurance and contractholder liabilities measurement adjustments	(1,067)	(715)	509
Net translation (losses) gains on foreign currencies	(49)	5	77
Postretirement benefits liability adjustment	(22)	1	420
Other comprehensive loss, net of tax	(477)	(206)	(592)
Total comprehensive income	3,301	5,166	6,190

Comprehensive income (loss) attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	—	180	11
Net income attributable to other noncontrolling interests	344	28	67
Other comprehensive loss attributable to redeemable noncontrolling interests	—	—	(2)
Total comprehensive income attributable to noncontrolling interests	344	208	76
SHAREHOLDERS' COMPREHENSIVE INCOME	$2,957	$4,958	$6,114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	As of December 31,
(In millions)	2024	2023
Assets
Cash and cash equivalents	$7,550	$7,822
Investments	665	925
Accounts receivable, net	24,227	17,722
Inventories	6,692	5,645
Other current assets	2,732	2,169
Assets of businesses held for sale	7,004	3,068
Total current assets	48,870	37,351
Long-term investments	15,128	17,985
Reinsurance recoverables	4,378	4,835
Property and equipment	3,654	3,695
Goodwill	44,370	44,259
Other intangible assets	29,417	30,863
Other assets	2,786	3,421
Separate account assets	7,278	7,430
Assets of businesses held for sale, non-current	—	2,922
TOTAL ASSETS	$155,881	$152,761
Liabilities
Current insurance and contractholder liabilities	$5,388	$5,514
Pharmacy and other service costs payable	28,465	19,815
Accounts payable	9,294	8,553
Accrued expenses and other liabilities	9,387	9,955
Short-term debt	3,035	2,775
Liabilities of businesses held for sale	2,410	2,104
Total current liabilities	57,979	48,716
Non-current insurance and contractholder liabilities	10,254	10,904
Deferred tax liabilities, net	6,975	7,173
Other non-current liabilities	3,215	3,441
Long-term debt	28,937	28,155
Separate account liabilities	7,278	7,430
Liabilities of businesses held for sale, non-current	—	591
TOTAL LIABILITIES	114,638	106,410
Contingencies — Note 21
Redeemable noncontrolling interests	—	107
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,288	30,669
Accumulated other comprehensive loss	(2,341)	(1,864)
Retained earnings	43,519	41,652
Less: Treasury stock, at cost	(31,437)	(24,238)
TOTAL SHAREHOLDERS' EQUITY	41,033	46,223
Other noncontrolling interests	210	21
Total equity	41,243	46,244
Total liabilities and equity	$155,881	$152,761
(1)Par value per share, $0.01; shares issued, 403 million as of December 31, 2024 and 400 million as of December 31, 2023; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2021	4	29,574	(1,068)	32,623	(14,175)	46,958	18	46,976	54
Effect of issuing stock for employee benefit plans		659			(76)	583		583
Other comprehensive loss			(590)			(590)		(590)	(2)
Net income				6,704		6,704	67	6,771	11
Common dividends declared (per share: $4.48)				(1,387)		(1,387)		(1,387)
Repurchase of common stock					(7,593)	(7,593)		(7,593)
Other transactions impacting noncontrolling interests		—				—	(72)	(72)	3
Balance at December 31, 2022	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		477			(112)	365		365
Other comprehensive loss			(206)			(206)		(206)	—
Net income				5,164		5,164	28	5,192	180
Common dividends declared (per share: $4.92)				(1,452)		(1,452)		(1,452)
Repurchase of common stock					(2,282)	(2,282)		(2,282)
Other transactions impacting noncontrolling interests		(41)				(41)	(20)	(61)	(139)
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		619			(120)	499		499
Other comprehensive loss			(477)			(477)		(477)	—
Net income				3,434		3,434	344	3,778	—
Common dividends declared (per share: $5.60)				(1,567)		(1,567)		(1,567)
Repurchase of common stock		—			(7,079)	(7,079)		(7,079)
Other transactions impacting noncontrolling interests		—				—	(155)	(155)	(107)
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$3,778	$5,372	$6,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,775	3,035	2,937
Investment losses, net	2,737	78	487
Deferred income tax benefit	(95)	(1,659)	(472)
Net (gain) loss on sale of businesses	(24)	1,499	(1,662)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(7,369)	(1,663)	(2,237)
Inventories	(1,032)	(868)	(1,055)
Reinsurance recoverable and Other assets	(485)	(539)	393
Insurance liabilities	(591)	584	(336)
Pharmacy and other service costs payable	8,757	2,030	1,760
Accounts payable and Accrued expenses and other liabilities	1,138	3,481	1,734
Other, net	774	463	325
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,363	11,813	8,656
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	856	1,078	1,744
Investment maturities and repayments:
Debt securities and equity securities	839	972	1,327
Commercial mortgage loans	188	186	98
Other sales, maturities and repayments (primarily short-term and other long-term investments)	752	586	1,039
Investments purchased or originated:
Debt securities and equity securities	(1,386)	(4,334)	(2,756)
Commercial mortgage loans	(54)	(118)	(161)
Other (primarily short-term and other long-term investments)	(1,309)	(1,205)	(1,563)
Property and equipment purchases, net	(1,406)	(1,573)	(1,295)
Acquisitions, net of cash acquired	(131)	(447)	—
Divestitures, net of cash sold	521	13	4,835
Renewable energy tax credit equity investments	(1,030)	(313)	(125)
Other, net	58	(19)	(45)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,102)	(5,174)	3,098
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	166	167	164
Withdrawals and benefit payments from contractholder deposit funds	(228)	(223)	(220)
Net change in short-term debt	(402)	1,198	(2,059)
Repayment of long-term debt	(3,000)	(2,967)	(500)
Net proceeds on issuance of long-term debt	4,462	1,491	—
Repurchase of common stock	(7,034)	(2,284)	(7,607)
Issuance of common stock	305	187	389
Common stock dividend paid	(1,567)	(1,450)	(1,384)
Other, net	(349)	(413)	(23)
NET CASH USED IN FINANCING ACTIVITIES	(7,647)	(4,294)	(11,240)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(20)	16	(86)
Net increase in cash, cash equivalents and restricted cash	594	2,361	428
Cash, cash equivalents and restricted cash January 1, (1)	8,337	5,976	5,548
Cash, cash equivalents and restricted cash, December 31, (1)	8,931	8,337	5,976
Cash and cash equivalents reclassified to assets of businesses held for sale	(1,339)	(467)	—
Cash, cash equivalents and restricted cash December 31, per Consolidated Balance Sheets (1)	$7,592	$7,870	$5,976
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$898	$1,471	$1,850
Interest paid	$1,342	$1,330	$1,229
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

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. The majority of these products and services are offered through employers and other entities, such as governmental and nongovernmental organizations, unions and associations. Cigna Healthcare also offers health and dental insurance products to individuals in the United States and select international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

A full description of our segments follows:
The Evernorth Health Services reportable segment includes the Pharmacy Benefit Services and the Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live richer, healthier lives.

Pharmacy Benefit Services drives high-quality, cost-effective pharmacy care through various services such as drug claim adjudication, retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and access to our home delivery pharmacy. Specialty and Care Services provides specialty drugs for the treatment of complex and rare diseases, specialty distribution of pharmaceuticals and medical supplies, as well as clinical programs to help our clients drive better whole-person health outcomes through care services.

The Cigna Healthcare reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured clients, self-insured clients and individual health insurance plans. U.S. Healthcare also includes the Medicare Advantage and related businesses pending divestiture to Health Care Services Corporation ("HCSC") (see Note 5 to the Consolidated Financial Statements for further information). International Health provides health care solutions in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations.
Other Operations comprises the remainder of our business operations, which includes certain continuing (corporate-owned life insurance ("COLI")), run-off and other non-strategic businesses. Our run-off businesses include the (i) variable annuity reinsurance business that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business and (iii) individual life insurance and annuity and retirement benefits businesses, which were sold through reinsurance agreements.
Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate financing less net investment income on investments not supporting segment and other operations), certain litigation matters, expense associated with our frozen pension plans, charitable contributions, operating severance, certain overhead and enterprise-wide project costs, and eliminations for products and services sold between segments.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain amounts in the Consolidated Statements of Cash Flows and Note 20 "Income Taxes" to the Consolidated Financial Statements have been reclassified to conform to current year presentation and did not have a significant impact on our Consolidated Financial Statements.

Amounts recorded in the Consolidated Financial Statements necessarily reflect management's estimates and assumptions about medical costs, investment, tax and receivable valuations, interest rates, and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates. The impact of a change in estimate is generally included in earnings in the period of adjustment.
Recent Accounting Pronouncements
There were no new accounting standards adopted during the year ended December 31, 2024 that had a material impact on our Consolidated Financial Statements. There are no significant accounting pronouncements not yet adopted as of December 31, 2024.

Significant Accounting Policies
The Company's accounting policies are described either in this Note or in the applicable Notes to the Consolidated Financial Statements as listed in the table of contents on page 62.
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

C.Translation of Foreign Currencies
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
D.Pharmacy Revenues and Costs
Pharmacy Revenues. Pharmacy revenues are primarily derived from providing pharmacy benefit management services to clients and customers. Pharmacy revenues are recognized when control of the promised goods or services is transferred to clients and customers in an amount that reflects the consideration the Company expects to receive for those goods or services.
The Company provides or makes available various services supporting benefit management and claims administration and is generally obligated to provide prescription drugs to clients' members using multiple distribution methods, including retail networks, home delivery and specialty pharmacies. These goods and services are integrated into a single performance obligation to process claims, dispense prescription drugs and provide other services over the contract period (generally three years). This performance obligation is satisfied as the business stands ready to fulfill its obligation.
Revenues for dispensing prescription drugs through retail pharmacies are reported gross and consist of the prescription price (ingredient cost and dispensing fee) contracted with clients, including the customer copayment, and any associated fees for services, because the Company acts as the principal in these arrangements. When a prescription is presented to a retail network pharmacy, the Company is solely responsible for customer eligibility, drug utilization review, drug-to-drug interaction review, any required clinical intervention, plan provision information, payment to the pharmacy and client billing. These revenues are recognized based on the full prescription price when the pharmacy claim is processed and approved for payment. The Company also provides benefit design and formulary consultation services to clients and negotiates separate contractual relationships with clients and network pharmacies. These factors indicate that the Company has control over these transactions until the prescription is processed. Revenues are billed, due and recognized at contract rates either on a periodic basis or as services are provided (such as based on volume of claims processed). This recognition pattern aligns with the benefits from services provided.
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
We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid at the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. The liability for these financial and performance guarantees was $1.9 billion as of December 31, 2024 and $1.6 billion as of December 31, 2023.
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
Pharmacy Costs. Pharmacy costs include the cost of prescriptions sold, network pharmacy claim costs and copayments. Also included are direct costs of dispensing prescriptions including supplies, shipping and handling, and direct costs associated with clinical programs, such as drug utilization management and medication adherence counseling. Home delivery and specialty pharmacy costs are recognized when the drug is shipped, and retail network costs are recognized when the drug is processed and approved for payment. Rebates and other vendor consideration received when providing pharmacy benefit management services are recorded as a reduction of pharmacy costs. Rebates are recognized as prescriptions are shipped or processed and approved for payment. Historically, the effect of adjustments resulting from the reconciliation of rebates recognized to the amounts billed and collected, net of contractual allowances, has not been material. The Company maintains reimbursement guarantees with certain retail network pharmacies. For each such guarantee, the Company records a pharmacy and other service costs payable or prepaid asset for applicable retail network claims based on our actual performance throughout the period against the contractual reimbursement rate. The Company's contracts with certain retail pharmacies give the Company the right to adjust reimbursement rates during the annual guarantee period.
E.Premiums and Related Expenses
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
CMS provides risk-adjusted premium payments for Medicare Advantage plans and Medicare Part D plans based on our customer demographics and medical diagnoses, which may change from period to period based on the underlying health factors of our customers. The Company recognizes changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Revenue adjustments are generally settled semiannually with CMS. The final revenue adjustment is generally settled with CMS in the year following the contract year.
Medicare Part D premiums include payments from CMS for risk-sharing adjustments that are estimated quarterly based on claim experience by comparing actual incurred prescription drug costs to the estimated costs submitted in the original contracts. These adjustments may result in more or less revenue from CMS. Final revenue adjustments generally occur in the year following the contract year.
The Patient Protection and Affordable Care Act ("ACA") prescribed a risk adjustment program to mitigate the risk for participating health insurance companies selling individual coverage on the public exchanges. The risk adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants. We estimate our receivable or payable based on the risk of our customers compared to the risk of other customers in the same state and market, considering data obtained from industry studies and the United States Department of Health and Human Services ("HHS"). Receivables or payables are recorded as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.
Premium revenue may also include an adjustment to reflect the estimated effect of rebates due to customers under medical loss ratio provisions of the ACA. These rebate liabilities are settled in the subsequent year.
Liabilities related to experience-rated refunds, risk adjustment programs and the minimum medical loss ratio are included in Accrued expenses and other liabilities (current).

Premiums for long-duration insurance contracts, including supplemental health, accident and individual life insurance and annuity products, and excluding universal life and investment-related products, are recognized as revenue when due. Cigna Healthcare long-duration premium revenues are associated with contracts that provide coverage greater than one year or are guaranteed to be renewed at the option of the policyholder beyond one year. Benefits and expenses are matched with premiums.
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
The unrecognized portion of premiums received is recorded as unearned premiums included in Insurance and contractholder liabilities (current and non-current) (see Note 9 to the Consolidated Financial Statements for further information).
F.Fees and Related Expenses
The majority of the Company's service fee revenues are derived from the following programs:

•Administrative Services Only ("ASO") arrangements allow plan sponsors to self-fund claims and assume the risk of medical or other benefit costs. In return for fees from these clients, the Company provides access to our participating provider networks and other services supporting benefit management.
•Fee-for-service clinical solutions offered to clients, such as drug utilization management and medication adherence counseling help clients to drive better health outcomes at a lower cost by identifying and addressing potentially unsafe or wasteful prescribing, dispensing and utilization of prescription drugs, and communicating with, or supporting communications with, physicians, pharmacies and patients.
•Wholesale Marketplace Drug Formulary Management services include either our drug formulary administrative service arrangements or our formulary processing arrangements. Drug formulary administrative services may include formulary consultation, administration of rebate contracts, rebate submission, collection from drug manufacturers and the distribution of rebates to clients. Services may also include facilitating audits of data submissions and reporting of rebates to clients.
•Health benefit management solutions are offered primarily to sponsors of health benefit plans to drive cost reductions and improve quality outcomes for clients as well as provide behavioral health services to third-party health plans, employers and administrators. In certain arrangements, the Company assumes the financial obligation for third-party provider costs for medical services provided to the health plan's customers.

Arrangements are generally short-term (one year or less) except for certain three-year health benefit management solutions contracts, and each consists of a single performance obligation. Performance obligations are satisfied as services are provided to clients, either on a stand-ready or utilization basis. Fees are billed, due and recognized at contracted rates on a periodic basis, generally monthly or agreed-upon arrangements terms. Fee revenues for services are generally recorded on a gross basis with the associated direct and indirect costs presented in Pharmacy and other service costs, or Selling, general and administrative expenses.

Retained rebates reported in Fees and other revenues in our formulary processing arrangements are either recognized gross as services are provided to clients, consistent with the related service fee, or net as rebates are processed. The latter applies in arrangements in which the Company is permitted to retain a portion of rebates collected in exchange for services, but the Company does not obtain control of the retained rebate until rebates are transferred to the client.

Fees for services may include variable consideration as a component of the transaction price, which is estimated at contract inception, recognized and adjusted through the contract period through Accrued expenses and other liabilities. Variable consideration includes certain health benefit management contracts requiring the Company to share the results of medical cost experience that differ from specified targets and ASO performance guarantees that compensate clients if certain service standards, clinical outcomes or financial metrics are not met.

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

The Company's accounts receivable include amounts due from clients, third-party payors, customers and pharmaceutical manufacturers, and are presented net of allowances. These balances include the following:

•Noninsurance customer receivables - amounts due from customers for noninsurance services, primarily pharmacy benefit management and ASO contracts.
•Pharmaceutical manufacturers receivables - amounts due from pharmaceutical manufacturers.
•Insurance customer receivables - amounts due from customers under insurance and managed care contracts, primarily premiums receivable and amounts due from CMS.
•Other receivables - all other accounts receivable not included in the categories above.

The following amounts were included within Accounts receivable, net:

(In millions)	December 31, 2024	December 31, 2023
Noninsurance customer receivables	$11,879	$8,044
Pharmaceutical manufacturers receivables	10,914	8,169
Insurance customer receivables	3,199	2,359
Other receivables	162	272
Total	$26,154	$18,844
Accounts receivable, net classified as assets of businesses held for sale	(1,927)	(1,122)
Total	$24,227	$17,722

These receivables are reported net of our allowances of $5.0 billion and $3.7 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, these allowances were primarily comprised of $4.3 billion and $3.1 billion, respectively, associated with contractual allowances for certain pharmaceutical manufacturers rebate receivables; $388 million and $386 million, respectively, associated with contractual allowances for third-party payor noninsurance customer receivables; and $84 million and $90 million, respectively, associated with allowances for current expected credit losses. The remaining allowances include discounts and claims adjustments issued to customers in the form of client credits and other non-credit adjustments.
Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") under which certain accounts receivable may be sold on a nonrecourse basis to a financial institution. The Facility began in July 2023 with an initial term of two years, followed by automatic one-year renewal terms unless terminated by either party. The Facility's total capacity at inception was $1.0 billion and was amended to $1.5 billion in May 2024. The transactions under the Facility are accounted for as a sale and recorded as a reduction to accounts receivable in the Consolidated Balance Sheets because control of, and risk related to, the accounts receivable are transferred to the financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets. Amounts associated with this Facility are reflected within Net cash provided by operating activities in the Consolidated Statements of

Cash Flows. Factoring fees paid under this Facility are reflected in Interest expense and other in the Consolidated Statements of Income.
We sold pharmaceutical manufacturers receivables under the Facility of $5.5 billion and $2.1 billion during the years ended December 31, 2024 and December 31, 2023, respectively. For the years ended December 31, 2024 and December 31, 2023, factoring fees paid were not material. As of December 31, 2024 and December 31, 2023, all sold accounts receivable had been collected from pharmaceutical manufacturers and had been removed from the Company's Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, there were $1.0 billion and $515 million, respectively, of collections from pharmaceutical manufacturers that had not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
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

The obligations confirmed as valid within the Program by the financial institutions were as follows and are reflected in Accounts payable in the Consolidated Balance Sheets:

	For the Years Ended December 31,
(in millions)	2024	2023
Confirmed obligations outstanding at the beginning of the year	$1,536	$1,303
Invoices confirmed during the year	39,091	36,224
Less: confirmed invoices paid during the year	38,990	35,991
Confirmed obligations outstanding at the end of the year	$1,637	$1,536

The amounts confirmed as valid for both periods are predominately associated with one supplier.

As of December 31, 2024, we have been informed by the financial institution that an immaterial amount of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
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

In January 2024, the Company entered into a definitive agreement to sell the Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses (the "Disposal Group") to HCSC subject to applicable regulatory approvals and other customary closing conditions, including purchase price adjustments to align with the final balance sheet of the divested businesses (the "HCSC transaction"). The initial $3.3 billion purchase price is anticipated to increase at closing, reflecting higher statutory surplus for the legal entities that will convey to HCSC. The transaction is expected to close in the first quarter of 2025.

The Company determined that the Disposal Group met the criteria to be classified as held for sale and aggregated and classified the assets and liabilities as held for sale in our Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.

The Company measured the assets and liabilities of the Disposal Group at estimated fair value less costs to sell based on an estimated $4.7 billion purchase price as of December 31, 2024 and initial $3.3 billion purchase price as of December 31, 2023 and recognized within Net gain (loss) on sale of businesses in the Consolidated Statements of Income an estimated loss of $472 million pre-tax ($363 million after-tax) for the year ended December 31, 2024 and $1.5 billion pre-tax ($1.4 billion after-tax) for the year ended December 31, 2023. The estimated loss on sale for both periods primarily represents goodwill impairments of $302 million pre-tax in 2024 and $1.2 billion pre-tax in 2023.
The assets and liabilities of businesses held for sale were as follows:

(In millions)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,339	$467
Investments	1,444	1,438
Accounts receivable, net	1,927	1,122
Other assets, including Goodwill (1)	2,294	2,963
Total assets of businesses held for sale	7,004	5,990
Insurance and contractholder liabilities	1,579	1,636
All other liabilities	831	1,059
Total liabilities of businesses held for sale	$2,410	$2,695
(1) Includes Goodwill of $94 million as of December 31, 2024 and $396 million as of December 31, 2023.
Integration and Transaction-Related Costs
In 2024 and 2023, the Company incurred transaction-related costs associated with the HCSC transaction. In 2023 and 2022, the Company also incurred net costs mainly related to the sale of our international life, accident and supplemental benefits businesses. Additionally in 2022, the Company incurred costs related to the sale of the Group Disability and Life business as well as the acquisition of MDLIVE, Inc. ("MD Live"). These costs incurred consisted primarily of certain projects to separate or integrate the Company's systems, products and services; fees for legal, advisory and other professional services; and certain employment-related costs. These costs were $275 million pre-tax ($211 million after-tax), $45 million pre-tax ($35 million after-tax) and $135 million pre-tax ($103 million after-tax) for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Note 6 – Earnings Per Share

Accounting Policy. The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	For the Years Ended December 31,
	2024			2023			2022
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$3,434		$3,434	$5,164		$5,164	$6,704		$6,704
Shares:
Weighted average	280,294		280,294	293,892		293,892	309,546		309,546
Common stock equivalents		2,924	2,924		2,990	2,990		3,519	3,519
Total shares	280,294	2,924	283,218	293,892	2,990	296,882	309,546	3,519	313,065
Earnings per share	$12.25	$(0.13)	$12.12	$17.57	$(0.18)	$17.39	$21.66	$(0.25)	$21.41
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Anti-dilutive options	1.1	0.9	1.0

Note 7 – Debt
The outstanding amounts of debt (net of issuance costs, discounts or premiums) and finance leases were as follows:

(In millions)	December 31, 2024	December 31, 2023
Short-term debt
Commercial paper	$880	$1,237
$500 million, 0.613% Notes due March 2024	—	500
$790 million, 3.500% Notes due June 2024 (1)	—	996
$900 million, 3.250% Notes due April 2025 (2)	897	—
$1,216 million, 4.125% Notes due November 2025 (1)	1,215	—
Other, including finance leases	43	42
Total short-term debt	$3,035	$2,775
Long-term debt
$900 million, 3.250% Notes due April 2025 (2)	$—	$882
$1,216 million, 4.125% Notes due November 2025 (1)	—	2,197
$1,284 million, 4.500% Notes due February 2026 (1)	1,285	1,502
$550 million, 1.250% Notes due March 2026 (1)	549	798
$700 million, 5.685% Notes due March 2026	699	698
$1,500 million, 3.400% Notes due March 2027	1,466	1,450
$259 million, 7.875% Debentures due May 2027	259	259
$600 million, 3.050% Notes due October 2027	598	597
$3,800 million, 4.375% Notes due October 2028	3,790	3,787
$1,000 million, 5.000% Notes due May 2029	995	—
$1,400 million, 2.400% Notes due March 2030 (1) (2)	1,386	1,493
$1,500 million, 2.375% Notes due March 2031 (2)	1,384	1,397
$750 million, 5.125% Notes due May 2031	745	—
$45 million, 8.080% Step Down Notes due January 2033	45	45
$800 million, 5.400% Notes due March 2033	795	794
$1,250 million, 5.250% Notes due February 2034 (2)	1,226	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038	2,193	2,193
$750 million, 3.200% Notes due March 2040	744	744
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	485	487
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,469	1,467
$1,000 million, 3.875% Notes due October 2047	990	989
$3,000 million, 4.900% Notes due December 2048	2,971	2,970
$1,250 million, 3.400% Notes due March 2050	1,237	1,237
$1,500 million, 3.400% Notes due March 2051	1,479	1,479
$1,500 million, 5.600% Notes due February 2054	1,482	—
Other, including finance leases	41	66
Total long-term debt	$28,937	$28,155
(1)Included in the February 2024 debt tender offers discussed below.
(2)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments as of December 31, 2024. See Note 11 to the Consolidated Financial Statements for further information about the Company's interest rate risk management and these derivative instruments.

Short-Term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2024, there were no outstanding balances under these revolving credit agreements.

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
Each of the Credit Agreements includes an option to increase commitments in an aggregate amount of up to $1.5 billion across both facilities for a maximum total commitment of $8.0 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term Secured Overnight Funding Rate ("SOFR") plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60% subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Our commercial paper program size was increased from $5.0 billion to $6.5 billion in July 2024. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The weighted average interest rate of our commercial paper was 4.65% at December 31, 2024.

Long-Term Debt
Debt Issuance and Debt Tender Offers. In February 2024, we issued $4.5 billion of new senior notes, as detailed in the table below. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We used the remaining net proceeds to fund the repayment of our senior notes that matured in March 2024 and for general corporate purposes, including repayment of indebtedness and repurchases of shares of our common stock. Interest on this debt is paid semiannually.

Principal	Maturity Date	Interest Rate	Net Proceeds	Redeemable Date(1)	"Make Whole" Premium (2)
$1,000 million	May 15, 2029	5.000%	$995 million	April 15, 2029	15
$750 million	May 15, 2031	5.125%	$746 million	March 15, 2031	15
$1,250 million	February 15, 2034	5.250%	$1,244 million	November 15, 2033	20
$1,500 million	February 15, 2054	5.600%	$1,485 million	August 15, 2053	20
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

Debt Maturities. Maturities of outstanding long-term debt as of December 31, 2024 are as follows:

(In millions)	Scheduled Maturities (1)
2025	$2,116
2026	$2,534
2027	$2,359
2028	$3,800
2029	$1,000
Maturities after 2029	$19,522
(1) Long-term debt maturity amounts include current maturities of long-term debt. Finance leases are excluded from this table.
Interest Expense
Interest expense on long-term and short-term debt was $1.5 billion in 2024, $1.4 billion in 2023 and $1.3 billion in 2022.

Debt Covenants

The Company was in compliance with its debt covenants as of December 31, 2024.

Note 8 – Common and Preferred Stock

The Cigna Group has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2024, 2023 or 2022.
The following table presents the share activity of The Cigna Group:

	For the Years Ended December 31,
(Shares in thousands)	2024	2023	2022
Common: Par value $0.01; 600,000 shares authorized
Outstanding- January 1,	292,504	298,676	322,948
Net issued for stock option exercises and other benefit plans	2,198	1,619	3,173
Repurchased common stock	(20,913)	(7,791)	(27,445)
Outstanding- December 31,	273,789	292,504	298,676
Treasury stock	128,723	107,390	99,143
Issued- December 31,	402,512	399,894	397,819

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2024
March 6, 2024	March 21, 2024	$1.40	$401
June 4, 2024	June 20, 2024	$1.40	$392
September 4, 2024	September 19, 2024	$1.40	$390
December 4, 2024	December 19, 2024	$1.40	$384
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
September 6, 2023	September 21, 2023	$1.23	$362
December 6, 2023	December 21, 2023	$1.23	$358
2022
March 9, 2022	March 24, 2022	$1.12	$357
June 8, 2022	June 23, 2022	$1.12	$352
September 7, 2022	September 22, 2022	$1.12	$341
December 6, 2022	December 21, 2022	$1.12	$334
On January 30, 2025, the Board of Directors declared the first quarter cash dividend of $1.51 per share of The Cigna Group common stock to be paid on March 20, 2025 to shareholders of record on March 5, 2025. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board of Director's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
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

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	December 31, 2024			December 31, 2023
(In millions)	Current	Non-current	Total	Current	Non-current	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,932	$86	$5,018	$5,017	$75	$5,092
Other Operations	147	144	291	99	154	253
Future policy benefits
Cigna Healthcare	91	507	598	97	518	615
Other Operations	157	3,140	3,297	163	3,375	3,538
Contractholder deposit funds
Cigna Healthcare	9	115	124	12	133	145
Other Operations	366	5,958	6,324	362	6,178	6,540
Market risk benefits	25	760	785	37	966	1,003
Unearned premiums	753	31	784	846	22	868
Total	6,480	10,741	17,221	6,633	11,421	18,054
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)	(1,092)	(487)	(1,579)	(1,119)	(517)	(1,636)
Total insurance and contractholder liabilities	$5,388	$10,254	$15,642	$5,514	$10,904	$16,418
(1) Amounts classified as liabilities of businesses held for sale include $983 million of Unpaid claims, $408 million of Future policy benefits, $85 million of Unearned premiums and $103 million of Contractholder deposit funds as of December 31, 2024 and $823 million of Unpaid claims, $429 million of Future policy benefits, $261 million of Unearned premiums and $123 million of Contractholder deposit funds as of December 31, 2023.

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
The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing; 2) frequency and timeliness of provider claims submissions; 3) number of customers; and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.
The Company relies more heavily on medical cost trend analysis that reflects expected claim payment patterns and other relevant operational considerations for more recent months. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of health benefits offered, including inpatient, outpatient and pharmacy; the impact of copays and deductibles; changes in provider practices; and changes in consumer demographics and consumption behavior.
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.6 billion at December 31, 2024 and $4.8 billion at December 31, 2023.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	For the Years Ended December 31,
(In millions)	2024 (1)	2023 (1)	2022
Beginning balance	$5,092	$4,176	$4,261
Less: Reinsurance and other amounts recoverable	236	221	261
Beginning balance, net	4,856	3,955	4,000
Incurred costs related to:
Current year	38,347	35,953	31,342
Prior years	(456)	(279)	(259)
Total incurred	37,891	35,674	31,083
Paid costs related to:
Current year	33,718	31,322	27,583
Prior years	4,170	3,451	3,545
Total paid	37,888	34,773	31,128
Ending balance, net	4,859	4,856	3,955
Add: Reinsurance and other amounts recoverable	159	236	221
Ending balance	$5,018	$5,092	$4,176
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale. As of December 31, 2024 and December 31, 2023, includes $983 million and $823 million classified as liabilities of businesses held for sale, respectively.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	For the Years Ended December 31,
	2024		2023
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$223	0.6%	$70	0.2%
Medical cost trend	233	0.7	209	0.7
Total favorable variance	$456	1.3%	$279	0.9%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2023.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2022.

Favorable prior year development in both years primarily reflects lower than expected utilization of medical services as compared to our assumptions.

The following table depicts the incurred and paid claims development and unpaid claims liability as of December 31, 2024 (net of reinsurance) reported in the Cigna Healthcare segment. The information about incurred and paid claims development for the year ended December 31, 2023 is presented as supplementary information and is unaudited.

	Incurred Costs
Incurral Year	2023 (Unaudited)	2024	Unpaid Claims and Claim Expenses
(In millions)
2023	$34,878	$34,437	213
2024		37,179	4,460
Cumulative incurred costs for the periods presented		$71,616

	Cumulative Costs Paid
Incurral Year	2023 (Unaudited)	2024
(In millions)
2023	$30,380	$34,224
2024		32,719
Cumulative paid costs for the periods presented		$66,943

Outstanding liabilities for the periods presented, net of reinsurance		$4,673
Other long-duration liabilities not included in development table above		186
Net unpaid claims and claims expenses - Cigna Healthcare		4,859
Reinsurance and other amounts recoverable		159
Unpaid claims and claim expenses - Cigna Healthcare		$5,018
Incurred claims do not typically remain outstanding for multiple years; more than 95% of health claims incurred in a year are paid by the end of the following year.
There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Customers for whom no insured medical claim was paid are excluded from the calculation. Claims that did not result in a liability are not included in the frequency metric. The claim frequency for 2024 and 2023 was approximately 5.3 million and 5.5 million, respectively.

C.Future Policy Benefits

Accounting Policy. Future policy benefits represent the present value of estimated future obligations, estimated using actuarial methods, for long-duration insurance policies and annuity products currently in force, consisting primarily of reserves for annuity contracts, life insurance benefits and certain supplemental health products that are guaranteed renewable beyond one year.
Contracts are grouped at a level no higher than issue year, based on the original contract issue date, and at lower levels of disaggregation within each issue year for certain businesses to reflect factors including product type, plan type and currency. Management estimates these obligations based on assumptions for premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables and are updated at least annually, to the extent changes in circumstances require. Interest rate assumptions are based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed income instrument"). For interest accretion purposes, interest rates are fixed at the year of the cohort's inception; however, for purposes of liability measurement, they are updated to the current rate quarterly, with all changes in the interest rate from inception to current period reported through Accumulated other comprehensive loss. For contracts issued domestically, we use observable inputs from a published spot rate curve for terms up to 30 years and extrapolate for longer terms using a constant forward rate approach. For contracts issued by foreign operating entities with functional currencies other than the U.S. dollar, we use observable inputs to approximate a risk free rate and add a credit spread adjustment to align with a low-credit risk fixed income instrument. For terms beyond the last observable risk free rates, which vary by international market, we extrapolate to the ultimate forward rate assuming a constant credit spread.
For the annuity business, the premium paying period is shorter than the benefit coverage period, and a deferred profit liability is reported in future policy benefits representing gross premium received in excess of net premiums. Deferred profit liability is amortized based on expected future benefit payments.

As of December 31, 2024, approximately 34% of the liability for future policy benefits, excluding amounts held for sale, was supported by assets in trust for the benefit of the ceding company under reinsurance agreements.

Cigna Healthcare

The weighted average interest rates applied and duration for future policy benefits in the Cigna Healthcare segment, consisting primarily of supplemental health products including individual Medicare supplement, limited benefit health products and individual private medical insurance, were as follows:

	As of
	December 31, 2024	December 31, 2023
Interest accretion rate	2.85%	2.54%
Current discount rate	5.10%	4.92%
Weighted average duration	8.7 years	7.9 years

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

	For the Years Ended December 31,
(In millions)	2024 (1)	2023
Present value of expected net premiums
Beginning balance	$9,233	$8,557
Reversal of effect of beginning of period discount rate assumptions	1,154	1,537
Effect of assumption changes and actual variances from expected experience (2)	5	314
Issuances and lapses	1,982	1,255
Net premiums collected	(1,441)	(1,370)
Interest and other (3)	752	94
Ending balance at original discount rate	11,685	10,387
Effect of end of period discount rate assumptions	(1,232)	(1,154)
Ending balance (4)	$10,453	$9,233

Present value of expected policy benefits
Beginning balance	$9,633	$8,945
Reversal of effect of discount rate assumptions	1,220	1,611
Effect of assumption changes and actual variances from expected experience (2)	204	112
Issuances and lapses	1,893	1,309
Benefit payments	(1,473)	(1,374)
Interest and other (3)	668	250
Ending balance at original discount rate	12,145	10,853
Effect of discount rate assumptions	(1,309)	(1,220)
Ending balance (5)	$10,836	$9,633

Liability for future policy benefits	$383	$400
Other (6)	215	215
Total liability for future policy benefits (1)(7)	$598	$615
(1)Includes $408 million and $429 million of future policy benefits classified as liabilities of businesses held for sale in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively.
(2)Includes the effect of actual variances from expectations, which decreased the total liability for future policy benefits by $(44) million and $(12) million for the years ended December 31, 2024 and December 31, 2023, respectively.
(3)Includes the foreign exchange rate impact of translating from transactional and functional currency to United States dollar and the impact of flooring the liability at zero. The flooring impact is calculated at the cohort level after discounting the reserves at the current discount rate.
(4)As of December 31, 2024 and December 31, 2023, undiscounted expected future gross premiums were $21.4 billion and $18.7 billion, respectively. As of December 31, 2024 and December 31, 2023, discounted expected future gross premiums were $14.3 billion and $13.5 billion, respectively.
(5)As of December 31, 2024 and December 31, 2023, undiscounted expected future policy benefits were $16.1 billion and $13.3 billion, respectively.
(6)The liability for future policyholder benefits includes immaterial businesses shown as reconciling items above, most of which are in run-off.

(7)$85 million and $72 million reported in Reinsurance recoverables in the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively, relate to the liability for future policy benefits. Additionally, $80 million and $79 million of reinsurance recoverables are reported in assets of businesses held for sale in the Consolidated Balance Sheets as of December 31, 2024, and December 31, 2023, respectively.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	December 31, 2024	December 31, 2023
Interest accretion rate	5.64%	5.64%
Current discount rate	5.42%	4.87%
Weighted average duration	10.8 years	11.4 years

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

Future policy benefits for Other Operations includes deferred profit liability of $366 million and $384 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, December 31, 2023 and December 31, 2022, future policy benefits excluding deferred profit liability were $2.9 billion, $3.2 billion and $3.2 billion, respectively. The decrease in future policy benefit reserves as of December 31, 2024 was primarily driven by benefit payments and current discount rate increases. Undiscounted expected future policy benefits were $4.3 billion and $4.5 billion as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, $0.9 billion and $1.0 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
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

Contractholder deposit fund liabilities within Other Operations were $6.3 billion, $6.5 billion and $6.7 billion as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Approximately 38% of the balance is reinsured externally as of both December 31, 2024 and December 31, 2023. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of December 31, 2024, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.33%, $2.8 billion and $2.8 billion, respectively. The comparative amounts as of December 31, 2023 were 3.31%, $3.0 billion and $2.8 billion, respectively. More than 99% of the $4.0 billion liability, as of both December 31, 2024 and December 31, 2023, not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion as of both December 31, 2024 and December 31, 2023, represented contracts with policies at the guarantee. As of both December 31, 2024 and December 31, 2023, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.6 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both December 31, 2024 and December 31, 2023, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
E.Market Risk Benefits
Liabilities for market risk benefits ("MRBs") consist of variable annuity reinsurance contracts in Other Operations. These liabilities arise under annuities and riders to annuities written by ceding companies that guarantee the benefit received at death and, for a subset of policies, also provide contractholders the option, within 30 days of a policy anniversary after the appropriate waiting period, to elect minimum income payments. The Company's capital market risk exposure on variable annuity reinsurance contracts arises when the reinsured guaranteed minimum benefit exceeds the contractholder's account value in the related underlying mutual funds at the time the insurance benefit is payable under the respective contract. The Company receives and pays premium periodically based on the terms of the reinsurance agreements.

Accounting Policy. Variable annuity reinsurance liabilities are measured as MRBs at fair value, net of nonperformance risk, with fluctuations in value gross of reinsurer nonperformance risk reported in benefit expenses, while fluctuations in the Company's own nonperformance risk (own credit risk) are reported in Accumulated other comprehensive loss. Nonperformance risk reflects risk that a party might default and therefore not fulfill its obligations (i.e., nonpayment risk). The nonperformance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the variable annuity reinsurance liabilities to be paid by the Company and (b) the variable annuity reinsurance assets to be paid by the reinsurers, after considering collateral. The Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy described in Note 12 to the Consolidated Financial Statements because assumptions related to future annuitant behavior are largely unobservable. As discussed further in Note 10 to the Consolidated Financial Statements, due to the reinsurance agreements covering these liabilities, the liabilities do not generally impact net income except for the change in nonperformance risk on the reinsurance recoverable, which is reported in benefit expenses and does not offset the nonperformance risk valuation on the liability. Variable annuity liabilities are established using capital market assumptions and assumptions related to future annuitant behavior (including mortality, lapse and annuity election rates).

Market risk benefits activity was as follows:

	For the Years Ended December 31,
(Dollars in millions)	2024	2023
Balance, beginning of year	$1,003	$1,268
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	1,085	1,379
Changes due to expected run-off	(12)	(19)
Changes due to capital markets versus expected	(233)	(254)
Changes due to policyholder behavior versus expected	(39)	(5)
Assumption changes	37	(16)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	838	1,085
Nonperformance risk (own credit risk), end of period	(53)	(82)
Balance, end of period	$785	$1,003
Reinsured market risk benefit, end of period	$836	$1,081

The following table presents the account value, net amount at risk, average attained age of contractholders (weighted by exposure) and the number of contractholders for guarantees assumed by the Company. The net amount at risk is the amount that the Company would have to pay to contractholders if all deaths or annuitizations occurred as of the earliest possible date in accordance with the insurance contract. As of December 31, 2024, the account value increased primarily due to favorable equity market performance, which resulted in a decrease to the net amount at risk. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

(Dollars in millions, excludes impact of reinsurance ceded)	December 31, 2024	December 31, 2023
Account value	$7,777	$7,736
Net amount at risk	$1,283	$1,609
Average attained age of contractholders (weighted by exposure)	77.7 years	77.3 years
Number of contractholders (estimated)	130,000	140,000
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

Accounting Policy. Reinsurance recoverables represent amounts due from reinsurers for both paid and unpaid claims of the Company's insurance businesses. The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. Most reinsurance recoverables are classified as non-current assets. The current portion of reinsurance recoverables is reported in Other current assets and consists primarily of recoverables on paid claims expected to be settled within one year. Reinsurance recoverables are presented net of allowances, consisting primarily of an allowance for expected credit losses, which is recognized on reinsurance recoverable balances each period and adjusted through Medical costs and other benefit expenses. Estimates of the allowance for expected credit losses are based on internal and external data used to develop expected loss rates over the anticipated duration of the recoverable asset that vary by external credit rating and collateral level.

Collateral levels are defined internally based on the fair value of the collateral relative to the carrying amount of the reinsurance recoverable, the frequency at which collateral is required to be replenished and the potential for volatility in the collateral's fair value.
The Company's reinsurance recoverables as of December 31, 2024 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing Operations
A- equivalent and higher current ratings (2)	$—	$7	$233	$240
BBB- to BBB+ equivalent current credit ratings (2)	—	—	63	63
Not rated	144	1	3	148
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	476	2,854	136	3,466
Not rated	—	6	3	9
Total reinsurance recoverables before market risk benefits	$620	$2,868	$438	$3,926
Allowance for uncollectible reinsurance				(30)
Market risk benefits				836
Total reinsurance recoverables (4)				$4,732
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by a Nationally Recognized Statistical Ratings Organization ("NRSRO").
(3)Comprised of 21 reinsurers of which 73% is held by two reinsurers, Lincoln National Life Insurance Company and Lincoln Life and Annuity Company of New York.
(4)Includes $159 million of current reinsurance recoverables that are reported in Other current assets and $195 million of reinsurance recoverables classified as assets of businesses held for sale.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.0 billion remaining at December 31, 2024. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both December 31, 2024 and 2023, market risk benefits (shown in the table net of nonperformance risk as of December 31, 2024) are predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. Approximately 95% of the Berkshire recoverable is secured by assets in a trust.

Effects of Reinsurance
Total short-duration contract premiums (direct, assumed and ceded) were $43.9 billion, $42.3 billion and $36.9 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Total long-duration contract premiums (direct, assumed and ceded) were $2.0 billion, $1.9 billion and $3.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively. Reinsurance recoveries of $573 million, $456 million and $702 million as of December 31, 2024, 2023 and 2022, respectively, have been netted against Medical costs and other benefit expenses in the Company’s Consolidated Statements of Income.

Both short- and long-duration premiums are primarily direct premiums; the amounts assumed and ceded were not material. Total short-duration contract written premiums were $42.6 billion, $41.1 billion and $35.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 11 – Investments

The following table summarizes the Company's investments by category and current or long-term classification:

	December 31, 2024			December 31, 2023
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$463	$8,960	$9,423	$590	$9,265	$9,855
Equity securities	7	554	561	31	3,331	3,362
Commercial mortgage loans	108	1,243	1,351	182	1,351	1,533
Policy loans	—	1,156	1,156	—	1,211	1,211
Other long-term investments	—	4,576	4,576	—	4,181	4,181
Short-term investments	170	—	170	206	—	206
Total	$748	$16,489	$17,237	$1,009	$19,339	$20,348
Investments classified as assets of businesses held for sale (1)	(83)	(1,361)	(1,444)	(84)	(1,354)	(1,438)
Investments per Consolidated Balance Sheets	$665	$15,128	$15,793	$925	$17,985	$18,910
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2024. These investments were primarily comprised of debt securities.

Accounting Policy. Debt securities, commercial mortgage loans, derivative financial instruments and short-term investments with contractual maturities during the next 12 months are classified on the balance sheet as current investments, unless they are held as statutory deposits or restricted for other purposes and then they are classified as Long-term investments. Equity securities may include funds that are used in our cash management strategy and are classified as current investments. All other investments are classified as Long-term investments. See Note 12 for information about the valuation of the Company's investment portfolio.

A.Investment Portfolio

Debt Securities

Accounting Policy. Debt securities (including bonds, mortgage and other asset-backed securities, and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive loss within Shareholders' equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Net investment losses. Certain asset-backed securities are considered variable interest entities. See Note 13 for additional information.
The Company reviews declines in fair value from a debt security's amortized cost basis to determine whether a credit loss exists and, when appropriate, recognizes a credit loss allowance with a corresponding charge to credit loss expense, presented in Net investment losses in the Company's Consolidated Statements of Income. The allowance for credit loss represents the excess of amortized cost over the greater of its fair value or the net present value of the debt security's projected future cash flows (based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery). Each period, the allowance for credit loss is adjusted as needed through credit loss expense.
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

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of December 31, 2024:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$622	$553
Due after one year through five years	3,927	3,759
Due after five years through ten years	3,164	2,960
Due after ten years	2,041	1,813
Mortgage and other asset-backed securities	371	338
Total	$10,125	$9,423
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
December 31, 2024
Federal government and agency	$276	$—	$14	$(9)	$281
State and local government	37	—	1	(1)	37
Foreign government	350	—	5	(11)	344
Corporate	9,091	(111)	102	(659)	8,423
Mortgage and other asset-backed	371	—	1	(34)	338
Total	$10,125	$(111)	$123	$(714)	$9,423

December 31, 2023
Federal government and agency	$251	$—	$24	$(8)	$267
State and local government	37	—	2	(1)	38
Foreign government	355	—	10	(13)	352
Corporate	9,338	(33)	158	(630)	8,833
Mortgage and other asset-backed	398	—	1	(34)	365
Total	$10,379	$(33)	$195	$(686)	$9,855

Review of Declines in Fair Value. Management reviews debt securities in an unrealized loss position to determine whether a credit loss allowance is needed based on criteria that include severity of decline; financial health and specific prospects of the issuer; and changes in the regulatory, economic or general market environment of the issuer's industry or geographic region.
The table below summarizes debt securities with a decline in fair value from amortized cost for which an allowance for credit losses has not been recorded (by investment grade and the length of time these securities have been in an unrealized loss position). Unrealized depreciation on these debt securities is primarily due to declines in fair value resulting from increasing interest rates since these securities were purchased.

	December 31, 2024				December 31, 2023
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,203	$1,227	$(24)	545	$330	$338	$(8)	142
Below investment grade	245	250	(5)	739	161	170	(9)	135
More than one year
Investment grade	4,687	5,319	(632)	1,297	5,441	6,036	(595)	1,590
Below investment grade	416	469	(53)	123	701	775	(74)	486
Total	$6,551	$7,265	$(714)	2,704	$6,633	$7,319	$(686)	2,353

Equity Securities
Accounting Policy. Equity securities with a readily determinable fair value consist primarily of public equity investments in the health care sector and mutual funds that invest in fixed income debt securities while those without a readily determinable fair value consist of private equity investments. Changes in the fair values of equity securities that have a readily determinable fair value are reported in Net investment losses. Equity securities without a readily determinable fair value are carried at cost minus impairment plus or minus changes resulting from observable price changes.
The following table provides the values of the Company's equity security investments:

	December 31, 2024		December 31, 2023
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$635	$37	$656	$51
Equity securities with no readily determinable fair value	3,215	524	3,248	3,311
Total	$3,850	$561	$3,904	$3,362
We are a minority owner in VillageMD, a provider of primary, multi-specialty and urgent care services that is majority-owned by Walgreens Boots Alliance, Inc. These securities are included in equity securities with no readily determinable fair value in the above table. We determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net investment losses in the Company's Consolidated Statements of Income during the year ended December 31, 2024.

Commercial Mortgage Loans
Accounting Policy. Commercial mortgage loans are carried at unpaid principal balances, net of an allowance for expected credit losses, and classified as either current or long-term investments based on their contractual maturities. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Net investment losses in the Company's Consolidated Statements of Income.
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

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high-quality, primarily completed and substantially leased operating properties.

Credit Quality. The Company regularly evaluates and monitors credit risk. Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at origination that is then updated each year as part of the annual portfolio loan review. The Company evaluates and monitors credit quality on a consistent and ongoing basis. The annual portfolio review performed in the second quarter of 2024 confirmed ongoing strong overall credit quality in line with the previous year's results.
Quality ratings are based on our evaluation of a number of key inputs related to the loan. The two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios. The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on debt, with a ratio below 1.0 indicating that there is not enough cash flow to cover the required loan payments. The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	December 31, 2024			December 31, 2023
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$547	2.07		$802	2.13
60% to 79%	595	1.83		574	1.77
80% to 100%	209	0.51		157	0.65
Total	$1,351	1.70	69%	$1,533	1.82	64%

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

Other Long-Term Investments
Accounting Policy. Other long-term investments include investments in unconsolidated entities, including certain limited partnerships and limited liability companies holding real estate, securities or loans, and health care-related investments. These investments are carried at cost plus the Company's ownership percentage of reporting income or loss, based on the financial statements of the underlying investments that are generally reported at fair value. Income or loss from these investments is reported on a one-quarter lag due to the timing of when financial information is received from the general partner or manager of the investments.
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2024 and 2023 is expected to be held longer than one year and may include real estate acquired through the foreclosure of commercial mortgage loans.
Additionally, foreign currency swaps carried at fair value and certain restricted deposits are reported in the table below as "Other." See discussion below for information on the Company's accounting policies for derivative financial instruments.
Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. These investments are primarily unconsolidated variable interest entities (see Note 13 for additional information). The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 31% of the committed amounts in 2025.

Our limited partnership investments are reduced as the Company receives cash distributions for returns on its investment that were previously recognized in Net investment income. The amount of these cash distributions was $344 million in 2024, $253 million in 2023 and $487 million in 2022.

			Unfunded Commitments as of
	Carrying Value as of December 31,
(In millions)	2024	2023	December 31, 2024
Real estate investments	$1,763	$1,606	$850
Securities partnerships	2,587	2,400	1,809
Other	226	175	—
Total	$4,576	$4,181	$2,659

Short-Term Investments
Accounting Policy. Security investments with maturities of greater than three months to one year from time of purchase are classified as short-term, available for sale and carried at fair value that approximates cost.

Concentration of Risk
The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2024 or 2023.

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

Fair Value Hedges of the Foreign Exchange-Related Changes in Fair Values of Certain Foreign-Denominated Bonds:
This program hedges the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars. Swap fair values are reported in Long-term investments or Other non-current liabilities. Offsetting changes in fair values attributable to the foreign exchange risk of the swap contracts and the hedged bonds are reported in Net investment losses. The portion of the swap contracts' changes in fair value excluded from the assessment of hedge effectiveness is recorded in Other comprehensive loss and recognized in Net investment income as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds. Net cash flows are reported in Operating activities, while exchanges of notional principal amounts are reported in Investing activities.

Fair Value Hedges of the Interest Rate Exposure on the Company's Long-Term Debt:
This program converts a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to SOFR. Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets or other liabilities. The critical terms of these swaps match those of the long-term debt being hedged. As a result, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by SOFR. The effects of those adjustments on interest expense are offset by the effects of corresponding changes in the swaps' fair value. The net impact from the hedge reported in Interest expense and other reflects interest expense on the hedged debt at the variable interest rate. Cash flows relating to these contracts are reported in Operating activities.

Net Investment Hedges of Certain Foreign Subsidiaries Operating Principally in Currencies Other than the U.S. Dollar:
This program reduces the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in currencies other than the U.S. Dollar. The notional value of hedging instruments matches the hedged amount of subsidiary net assets. Foreign currency swap contracts are denominated in Euros. The fair values of the foreign currency swap and forward contracts are reported in other assets or other liabilities. The changes in fair values of these instruments are reported in Other comprehensive loss, specifically in translation of foreign currencies. The portion of the change in fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries. Cash flows relating to these contracts are reported in Investing activities.

The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of December 31, 2024 and December 31, 2023. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

	Notional Value as of
(In millions)	December 31, 2024	December 31, 2023
Type of Instrument
Fair value hedge - Foreign currency swap contracts	$975	$1,026
Fair value hedge - Interest rate swap contracts	$2,700	$1,500
Net investment hedge - Foreign currency swap contracts	$415	$415

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
The components of Net investment income were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Debt securities	$492	$500	$572
Equity securities (1)	(114)	123	14
Commercial mortgage loans	61	65	59
Policy loans	56	60	59
Other long-term investments	75	123	390
Short-term investments and cash	447	339	115
Total investment income	1,017	1,210	1,209
Less investment expenses	44	44	54
Net investment income	$973	$1,166	$1,155
(1)Includes a $182 million impairment of dividend receivable for the year ended December 31, 2024. See the Equity Securities section of Note 11A to the Consolidated Financial Statements for additional information.

D.Investment Gains and Losses

Accounting Policy. Investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, changes in the fair value of certain derivatives and equity securities and changes in allowances for credit losses on debt securities and commercial mortgage loan investments.
Net investment losses before income taxes were $2,737 million, $78 million and $487 million for the years ended December 31, 2024, 2023 and 2022, respectively. This increase was primarily driven by the impairment of equity securities in 2024. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
Note 12 – Fair Value Measurements
Accounting Policy. The Company carries certain financial instruments at fair value in the financial statements including debt securities, certain equity securities, short-term investments and derivatives. Other financial instruments are measured at fair value only under certain conditions, such as when impaired or when there are observable price changes for equity securities with no readily determinable fair value.
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
The Company is responsible for determining fair value and for assigning the appropriate level within the fair value hierarchy based on the significance of unobservable inputs. The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations. An annual due diligence review of the most significant pricing service is conducted to review their processes, methodologies and controls. This review includes a walk-through of inputs for a sample of securities held across various asset types to validate the documented pricing process.

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information about the Company's financial assets and liabilities carried at fair value. Further information regarding insurance assets and liabilities carried at fair value is provided in Note 9E to the Consolidated Financial Statements. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Financial assets at fair value
Debt securities
Federal government and agency	$165	$130	$116	$137	$—	$—	$281	$267
State and local government	—	—	37	38	—	—	37	38
Foreign government	—	—	344	352	—	—	344	352
Corporate	—	—	8,049	8,432	374	401	8,423	8,833
Mortgage and other asset-backed	—	—	295	319	43	46	338	365
Total debt securities	165	130	8,841	9,278	417	447	9,423	9,855
Equity securities (1)	1	4	36	47	—	—	37	51
Short-term investments	—	—	170	206	—	—	170	206
Derivative assets	—	—	168	131	—	1	168	132
Financial liabilities at fair value
Derivative liabilities	$—	$—	$1	$4	$—	$—	$1	$4
(1)Excludes certain equity securities that have no readily determinable fair value.

Level 1 Financial Assets
Inputs for instruments classified in Level 1 include unadjusted quoted prices for identical assets in active markets accessible at the measurement date. Active markets provide pricing data for trades occurring at least weekly and include exchanges and dealer markets.
Assets in Level 1 include actively traded U.S. government bonds and exchange-listed equity securities. A relatively small portion of the Company's investment assets are classified in this category given the narrow definition of Level 1 and the Company's investment asset strategy to maximize investment returns.
Level 2 Financial Assets and Financial Liabilities
Inputs for instruments classified in Level 2 include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are market-observable or can be corroborated by market data for the term of the instrument. Such other inputs include market interest rates and volatilities, spreads, and yield curves. An instrument is classified in Level 2 if the Company determines that unobservable inputs are insignificant.
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

Derivative Assets and Liabilities classified in Level 2 represent over-the-counter instruments, such as foreign currency forward and swap contracts. Fair values for these instruments are determined using market-observable inputs, including forward currency and interest rate curves and widely published market-observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. The nature and use of these derivative financial instruments are described in Note 11.

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

The Company classifies certain newly issued, privately placed, complex or illiquid securities in Level 3. Approximately 5% of debt securities are priced using significant unobservable inputs and classified in this category.
Fair values of mortgage and other asset-backed securities, as well as corporate and government debt securities, are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions, including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads, and liquidity of assets with similar characteristics. Inputs and assumptions for pricing may also include characteristics of the issuer, collateral attributes, and prepayment speeds for mortgage and other asset-backed securities. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer's financial statements.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	December 31, 2024	December 31, 2023	Unobservable Input December 31, 2024	December 31, 2024		December 31, 2023
Debt securities
Corporate	$373	$401	Liquidity	60 - 1520 (370)	bps	70 - 1235 (310)	bps
Mortgage and other asset-backed securities	43	46	Liquidity	100 - 550 (280)	bps	95 - 640 (310)	bps
Other debt securities	1	—
Total Level 3 debt securities	$417	$447

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Years Ended December 31,
(In millions)	2024	2023
Debt Securities
Beginning balance	$447	$447
Losses included in Shareholders' net income	(69)	(2)
(Losses) gains included in Other comprehensive loss	(9)	8
Purchases, sales and settlements
Purchases	17	10
Sales	(2)	—
Settlements	(21)	(52)
Total purchases, sales and settlements	(6)	(42)
Transfers into / (out of) Level 3
Transfers into Level 3	72	95
Transfers out of Level 3	(18)	(59)
Total transfers into / (out of) Level 3	54	36
Ending balance	$417	$447
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(69)	$(2)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$(9)	$3

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net investment losses and Net investment income. Gains and losses included in Other comprehensive loss, net of tax in the tables above are reflected in Net unrealized appreciation (depreciation) on securities and derivatives in the Consolidated Statements of Comprehensive Income.
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

Separate Accounts
Accounting Policy. Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. Our subsidiaries or external advisors manage invested assets of separate accounts on behalf of contractholders, including The Cigna Group Pension Plan, variable universal life products sold through our corporate-owned life insurance products and the run-off businesses. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either Premiums or Fees and other revenues. Investments that are measured using the practical expedient of net asset value ("NAV") are excluded from the fair value hierarchy. The separate account activity for the year ended December 31, 2024 and 2023 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Guaranteed separate accounts (See Note 21)	$231	$226	$345	$352	$—	$—	$576	$578
Non-guaranteed separate accounts (1)	267	158	5,575	5,797	228	217	6,070	6,172
Subtotal	$498	$384	$5,920	$6,149	$228	$217	6,646	6,750
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							632	680
Total							$7,278	$7,430
(1)Non-guaranteed separate accounts include $3.8 billion as of December 31, 2024 and $4.0 billion as of December 31, 2023 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 both as of December 31, 2024 and December 31, 2023. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified as Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above, and actively traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the years ended December 31, 2024 or 2023.

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

During 2024, we determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net investment losses in the Company's Consolidated Statements of Income. For the year ended December 31, 2023, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. Observable price changes for equity securities with no readily determinable fair value were not material for the year ended December 31, 2024 and December 31, 2023.

C.Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The following table includes the Company's financial instruments not recorded at fair value but for which fair value disclosure is required. In addition to universal life products and finance leases, financial instruments that are carried in the Company's Consolidated Balance Sheets at amounts that approximate fair value are excluded from the following table.

	Classification in Fair Value Hierarchy	December 31, 2024		December 31, 2023
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,256	$1,351	$1,430	$1,533
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,392	$31,008	$28,033	$29,585

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

The Company evaluates the following criteria: the structure and purpose of the entity; the risks and rewards created by and shared through the entity; and the Company's ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity, including its sponsors, equity holders, guarantors, creditors and servicers.
The Company determined it was not a primary beneficiary in any material variable interest entity as of December 31, 2024 or 2023. The Company's involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities Limited Partnerships and Real Estate Limited Partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as unconsolidated variable interest entities. These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations, and the limited partners do not have substantive kick-out or participating rights. The Company has invested in approximately 195 limited partnerships that have a carrying value of $3.2 billion as of December 31, 2024 reported in other long-term investments. As of December 31, 2024, we have commitments to contribute an additional $2.4 billion to these entities, and the Company's maximum exposure to loss from these investments is $5.6 billion, calculated as the sum of our carrying value and the additional funding commitments. Our noncontrolling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests. See Note 11 for further information on the Company's accounting policy for other long-term investments.

The Company has guaranteed debt payments to mortgage lenders for certain real estate limited partnerships should potential environmental obligations arise. No liability has been incurred related to these guarantees, and the Company's maximum exposure to these guarantees was approximately $272 million as of December 31, 2024.

Other Variable Interest Entities. The Company is involved in other types of variable interest entities, including certain asset-backed and corporate securities, real estate joint ventures that develop properties for residential and commercial use, independent physician associations that provide care management services, and international health care joint ventures. As of December 31, 2024, the Company's maximum exposure to loss is $0.4 billion from certain asset-backed and corporate securities and $0.9 billion from real estate joint ventures, which represents the sum of our carrying value and the additional funding commitments for these entities. The carrying values and maximum exposures for the remaining unconsolidated variable interest entities were not material as of December 31, 2024.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities in excess of its maximum exposure. We perform ongoing qualitative analyses of our involvement with these variable interest entities to determine if consolidation is required.

Note 14 – Collectively Significant Operating Unconsolidated Subsidiaries
In addition to equity method investments in certain limited partnerships and limited liability companies holding real estate, securities or loans (as disclosed in Note 11), we maintain a portfolio of operating joint ventures accounted for as equity method investments. Operating joint ventures had a carrying value of $656 million as of December 31, 2024 and $911 million as of December 31, 2023, of which $43 million as of December 31, 2024 and $214 million as of December 31, 2023 related to our joint venture in China. Total Accumulated Other Comprehensive Income (Loss) ("AOCI") includes losses of $979 million as of December 31, 2024 and $510 million as of December 31, 2023 related to the Company's share of operating joint ventures primarily driven by the requirement to update discount rate assumptions for certain long-duration liabilities.
For the years ended December 31, 2024, 2023 and 2022, none of our equity method investments were individually significant.
In the fourth quarter of 2024, we sold a portion of an operating joint venture, reducing our ownership. As a result, we recognized $496 million within Net gain (loss) on sale of businesses in our Consolidated Statements of Income.
Accounting Policy. We record in our Consolidated Statements of Income our proportionate share of net income or loss generated by operating joint ventures within Fees and other revenues. In certain instances, income or loss is reported on a one-month lag due to the timing of when financial information is received.
The below summarized results of operations and financial position of the operating joint ventures reflects the latest available financial information and does not represent the Company's proportionate share of the assets, liabilities or earnings of such entities.

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Revenues	$7,309	$5,962	$4,665
Net income (loss)	$607	$98	$(12)

(In millions)	December 31, 2024	December 31, 2023
Total assets	$34,395	$26,681
Total liabilities	$33,892	$25,534

Note 15 – Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) includes net unrealized appreciation (depreciation) on securities and derivatives, change in discount rate and instrument-specific credit risk for certain long-duration insurance contractholder liabilities (Note 9 to the Consolidated Financial Statements), foreign currency translation, and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized.

Shareholders' other comprehensive loss, net of tax, for the years ended 2024, 2023 and 2022 is primarily attributable to the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Securities and Derivatives
Beginning balance	$171	$(332)	$1,266
Unrealized appreciation (depreciation) on securities and derivatives, before reclassification, net of tax (expense) benefit of $(207), $(146) and $467, respectively	601	474	(1,807)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(16), $(8) and $(48), respectively	60	29	209
Other comprehensive income (loss), net of tax	661	503	(1,598)
Ending balance	$832	$171	$(332)
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(971)	$(256)	$(765)
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit (expense) of $357, $222 and $(122), respectively	(1,044)	(691)	520
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit of $6, $5 and $3, respectively	(23)	(24)	(11)
Other comprehensive (loss) income, net of tax	(1,067)	(715)	509
Ending balance	$(2,038)	$(971)	$(256)
Translation of foreign currencies
Beginning balance	$(149)	$(154)	$(233)
Net translation of foreign currencies, before reclassification, net of tax benefit (expense) of $2, $5 and $(33), respectively	(60)	5	(310)
Amounts reclassified to Shareholders' net income, net of tax expense of $—, $— and $29, respectively	11	—	387
Other comprehensive (loss) income, net of tax	(49)	5	77
Less: Net translation (loss) on foreign currencies attributable to noncontrolling interests	—	—	(2)
Shareholders' other comprehensive (loss) income, net of tax	(49)	5	79
Ending balance	$(198)	$(149)	$(154)
Postretirement benefits liability
Beginning balance	$(915)	$(916)	$(1,336)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(7), $(11) and $(16), respectively	22	35	48
Net change due to valuation update, before reclassification, net of tax benefit (expense) of $14, $12 and $(115), respectively	(44)	(34)	372
Other comprehensive (loss) income, net of tax	(22)	1	420
Ending balance	$(937)	$(915)	$(916)
Total Accumulated other comprehensive loss
Beginning balance	$(1,864)	$(1,658)	$(1,068)
Shareholders' other comprehensive (loss), net of tax benefit of $149, $79 and $165, respectively	(477)	(206)	(590)
Ending balance	$(2,341)	$(1,864)	$(1,658)

Note 16 – Pension
A.About Our Plans
The Company sponsors U.S. and non-U.S. defined benefit pension plans; future benefit accruals for the domestic plans are frozen.
Accounting Policy. The Company measures the assets and liabilities of its domestic pension plans as of December 31. Benefit obligations are measured at the present value of estimated future payments based on actuarial assumptions. The Company uses the corridor method to account for changes in the benefit obligation when actual results differ from those assumed or when assumptions change. These changes are called net unrecognized actuarial gains (losses). Under the corridor method, net unrecognized actuarial gains (losses) are initially recorded in Accumulated other comprehensive loss. When the unrecognized gain (loss) exceeds 10% of the benefit obligation, that excess is amortized to expense over the expected remaining lives of plan participants. The net plan expense is reported in Interest expense and other in the Consolidated Statements of Income.
We measure plan assets at fair value for balance sheet purposes and to measure pension benefit costs. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above.

B.Funded Status and Amounts Included in Accumulated Other Comprehensive Loss
The following table summarizes the projected benefit obligations and assets related to our U.S. and non-U.S. pension plans:

	For the Years Ended December 31,
(In millions)	2024	2023
Change in benefit obligation
Benefit obligation, January 1	$3,934	$3,948
Service cost	1	1
Interest cost	194	204
Actuarial (gains) losses, net (1)	(146)	93
Benefits paid from plan assets	(328)	(294)
Other	(12)	(18)
Benefit obligation, December 31	3,643	3,934
Change in plan assets
Fair value of plan assets, January 1	4,138	4,186
Actual return on plan assets	40	246
Benefits paid	(328)	(294)
Contributions	4	—
Fair value of plan assets, December 31	3,854	4,138
Funded status	$211	$204
Amounts presented in Consolidated Balance Sheets
Other assets	$211	$204
(1) 2024 gains reflect an increase in the discount rate, while 2023 losses reflect a decrease in the discount rate.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. The Company made immaterial contributions to the qualified pension plans in 2024. For 2025, contributions to the qualified pension plans are expected to be immaterial. Future years' contributions will ultimately be based on a wide range of factors, including but not limited to asset returns, discount rates and funding targets. Nonqualified pension plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.
Benefit Payments. The following benefit payments are expected to be paid in:

(In millions)
2025	$315
2026	$314
2027	$311
2028	$309
2029	$306
2030 - 2034	$1,443
Amounts reflected in the pension assets (liabilities) shown above that have not yet been reported in Net income and, therefore, have been included in Accumulated other comprehensive loss consisted of the following:

(In millions)	December 31, 2024	December 31, 2023
Unrecognized net (losses)	$(1,228)	$(1,207)
Unrecognized prior service cost	(4)	(4)
Postretirement benefits liability adjustment	$(1,232)	$(1,211)

C.Cost of Our Plans
Net pension cost was as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Service cost	$1	$1	$2
Interest cost	194	204	140
Expected long-term return on plan assets	(247)	(204)	(272)
Amortization of:
Prior actuarial losses, net	39	52	89
Curtailment loss	1	—	—
Net (benefit) cost	$(12)	$53	$(41)
D.Assumptions Used for Pension

	For the Years Ended December 31,
	2024	2023
Discount rate:
Pension benefit obligation	5.57%	5.10%
Pension benefit cost	5.10%	5.43%
Expected long-term return on plan assets:
Pension benefit cost	6.50%	6.50%
Mortality table for pension obligations	White Collar mortality table with MP 2021 projection scale	White Collar mortality table with MP 2021 projection scale
The Company develops discount rates by applying actual annualized yields for high-quality bonds by duration to the expected pension plan liability cash flows. The bond yields represent a diverse mix of actively traded high-quality fixed income securities that have an above-average return at each duration as management believes this approach is representative of the yield achieved through plan asset investment strategy. The expected long-term return on plan assets was developed considering historical long-term actual returns, expected long-term market conditions, plan asset mix and management's plan asset investment strategy.
E.Pension Plan Assets
As of December 31, 2024, pension assets included $3.8 billion invested in the separate accounts of Connecticut General Life Insurance Company, a subsidiary of the Company, and an additional $0.1 billion invested in funds of unaffiliated investment managers.

The fair values of pension assets by category are as follows:

(In millions)	December 31, 2024	December 31, 2023
Debt securities:
Federal government and agency	$99	$12
Corporate	2,673	2,780
Asset-backed	138	121
Fund investments	76	278
Total debt securities	2,986	3,191
Equity securities:
Domestic	21	27
International, including funds and pooled separate accounts (1)	6	6
Total equity securities	27	33
Securities partnerships, including pooled separate accounts (1)	402	419
Real estate and real estate funds, including pooled separate accounts (1)	228	270
Commercial mortgage loans	27	46
Guaranteed deposit account contract	47	48
Cash equivalents and other current assets, net	137	131
Total pension assets at fair value	$3,854	$4,138
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
F.401(k) Plan
The Company sponsors a 401(k) plan. All employees are immediately eligible for the plan at hire. The Company matches a portion of employees' contributions to the plan and may increase its matching contributions if the Company's annual performance meets certain targets. Plan participants may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or stable value funds. The Company common stock fund under the plan constitutes an "employee stock ownership plan" as defined in the Internal Revenue Code. Dividends from the Company common stock fund are reinvested in a participant's stock fund account unless the participant elects to receive the dividends in cash. The Company's annual expense for the plan was $301 million, $296 million and $274 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Shares of common stock available for award were as follows:

(In millions)	December 31, 2024	December 31, 2023	December 31, 2022
Common shares available for award	12.4	14.4	16.6
B.Stock Options
Accounting Policy. The Company awards options to purchase The Cigna Group common stock at the market price of the stock on the grant date. Options vest over periods ranging from one year to three years and expire no later than 10 years from grant date. Fair value is estimated using the Black-Scholes option pricing model by applying the assumptions presented below. That fair value is reduced by options expected to be forfeited during the vesting period. The Company estimates forfeitures at the grant date based on our experience and adjusts the expense to reflect actual forfeitures over the vesting period. The fair value of options, net of forfeitures, is recognized in Selling, general and administrative expenses on a straight-line basis over the vesting period.

Black-Scholes option pricing model assumptions and the resulting fair value of options are presented in the following table:

	2024	2023	2022
Dividend yield	1.74%	1.58%	1.98%
Expected volatility	30.0%	30.0%	30.0%
Risk free interest rate	4.0%	3.6%	1.6%
Expected option life	4.8 years	4.7 years	4.5 years
Weighted average fair value of options	$92.36	$79.66	$50.61
The dividend yield reflects expected future dividends. The Company intends to continue to pay dividends for the foreseeable future. The expected volatility reflects the past daily stock price volatility of The Cigna Group stock. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining traded options will expire within one year. The risk free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary annual grant. Expected option life reflects the Company's historical experience.
The following table shows the status of, and changes in, common stock options:

	For the Years Ended December 31,
	2024		2023		2022
(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	6,696	$202.02	6,992	$186.54	8,490	$169.47
Granted	781	$336.48	915	$294.37	1,375	$226.95
Exercised	(1,727)	$178.82	(1,080)	$174.66	(2,617)	$149.97
Expired or canceled	(95)	$278.78	(131)	$246.95	(256)	$211.22
Outstanding - December 31	5,655	$226.38	6,696	$202.02	6,992	$186.54
Options exercisable at year-end	3,941	$196.01	4,616	$179.28	4,410	$168.97
Compensation expense of $69 million related to unvested stock options at December 31, 2024 will be recognized over the next two years (weighted average period).
The table below summarizes information for stock options exercised:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Intrinsic value of options exercised	$275	$126	$313
Cash received for options exercised	$305	$187	$389
Tax benefit from options exercised	$34	$17	$47
The following table summarizes information for outstanding common stock options:

	December 31, 2024
	Options Outstanding	Options Exercisable
Number (in thousands)	5,655	3,941
Total intrinsic value (in millions)	$341	$320
Weighted average exercise price	$226.38	$196.01
Weighted average remaining contractual life	5.8 years	4.7 years
C.Restricted Stock
The Company awards restricted stock (grants and units) to the Company's employees that vest over periods ranging from one year to three years. Recipients of restricted stock awards accumulate dividends during the vesting period, but generally forfeit their awards and accumulated dividends if their employment terminates before the vesting date.
Accounting Policy. Fair value of restricted stock awards is equal to the market price of The Cigna Group common stock on the date of grant. This fair value is reduced by awards that are expected to forfeit. At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period. This fair value, net of forfeitures, is recognized in Selling, general and administrative expenses over the vesting period on a straight-line basis.

The following table shows the status of, and changes in, restricted stock awards:

	For the Years Ended December 31,
	2024		2023		2022
(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	1,404	$257.38	1,535	$219.25	1,524	$202.85
Awarded	624	$319.39	700	$294.60	876	$229.60
Vested	(713)	$245.35	(759)	$214.70	(714)	$197.83
Forfeited	(65)	$283.62	(72)	$256.24	(151)	$215.02
Outstanding - December 31	1,250	$302.42	1,404	$257.38	1,535	$219.25
The fair value of vested restricted stock at the vesting date was as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Fair value of vested restricted stock	$238	$220	$167
Approximately 8,900 employees held 1.3 million restricted stock awards at the end of 2024 with $203 million of related compensation expense to be recognized over the next two years (weighted average period).
D.Strategic Performance Shares ("SPSs")
The Company awards SPSs to executives and certain other key employees generally with a performance period of three years. Half of these shares are subject to a market condition (total shareholder return relative to industry peer companies), and half are subject to a performance condition (cumulative adjusted net income). These targets are set by the Committee at the beginning of the performance period. Holders of these awards receive shares of The Cigna Group common stock at the end of the performance period ranging anywhere from 0% to 200% of the original awards.
Accounting Policy. Compensation expense for SPSs is recorded over the performance period. Fair value is determined at the grant date for "market condition" SPSs using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. Expense is initially accrued for "performance condition" SPSs based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. Expense is adjusted to the actual outcome (number of shares awarded multiplied by the share price at the grant date) at the end of the performance period.
The following table shows the status of, and changes in, SPSs:

	For the Years Ended December 31,
	2024		2023		2022
(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date
Outstanding - January 1	686	$243.90	780	$212.68	860	$197.07
Awarded	195	$336.81	219	$293.85	294	$230.69
Vested	(242)	$214.93	(250)	$191.78	(261)	$183.60
Forfeited	(38)	$289.35	(63)	$237.50	(113)	$207.75
Outstanding - December 31	601	$282.83	686	$243.90	780	$212.68
The weighted average fair value per share of SPSs for expense purposes, including the Monte Carlo factor, at the award date for the years ended December 31, 2024, 2023 and 2022 was $377.23, $329.11 and $258.37, respectively.
The fair value of vested SPSs at the vesting date was as follows:

	For the Years Ended December 31,
	2024		2023		2022
(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Shares of The Cigna Group common stock distributed upon SPS vesting	257	$86	257	$76	137	$31

Approximately 600 employees held 601,000 SPSs at the end of 2024, and $64 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for "performance condition" SPSs will vary based on actual performance in 2025 and 2026.
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

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Total compensation cost for shared-based awards	$308	$286	$264
Tax benefits recognized	$94	$92	$80

Note 18 – Goodwill, Other Intangibles, and Property and Equipment
A.Goodwill
Accounting Policy. Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, based on those reporting units' relative fair values. The Company's reporting units are aligned with its operating segments as described in Note 1.
The Company conducts its annual quantitative evaluation for goodwill impairment during the third quarter at the reporting unit level and writes it down through Shareholders' net income if impaired. On a quarterly basis, the Company performs a qualitative impairment assessment to determine if events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. The fair value of a reporting unit is generally estimated based on discounted cash flow analysis and market approach models using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. Following a change in reporting units or held for sale determination, goodwill is allocated using relative fair value. The significant assumptions and estimates used in determining fair value primarily include the discount rate and future cash flows. A discount rate is selected to correspond with each reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within each reporting unit. Projections of future cash flows differ by reporting unit and are consistent with our ongoing strategic projections. Future cash flows for Evernorth Health Services reporting units are primarily driven by the forecasted gross margins of the business, as well as operating expenses and long-term growth rates. Future cash flows for our other reporting units are primarily driven by forecasted revenues, benefit expenses, operating expenses and long-term growth rates.
Goodwill Activity. Goodwill activity was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Total
Balance at January 1, 2023	$35,130	$10,681	$45,811
Goodwill transferred to assets of businesses held for sale(1)	—	(1,553)	(1,553)
Impact of foreign currency translation and other adjustments	—	1	1
Goodwill at December 31, 2023	35,130	9,129	44,259
Goodwill acquired	114	—	114
Impact of foreign currency translation and other adjustments	190	(193)	(3)
Goodwill at December 31, 2024	$35,434	$8,936	$44,370
(1) See Note 5 to the Consolidated Financial Statements for further discussion of 2024 and 2023 goodwill impairments.

B.Other Intangible Assets
Accounting Policy. The Company's Other intangible assets primarily include purchased customer and producer relationships, trademarks, and provider networks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows, including key assumptions for customer attrition and discount rates. The Company's definite-lived intangible assets are amortized on an accelerated or straight-line basis, reflecting their pattern of economic benefits, over periods from 6 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.

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
Components of Other Assets, Including Other Intangibles. Other intangible assets were comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2024
Customer relationships	$29,971	$9,119	$20,852
Trade name - Express Scripts	8,400		8,400
Other	316	131	185
Other intangible assets (1)	38,687	9,250	29,437
Value of business acquired ("VOBA" reported in Other assets) (2)	211	142	69
Total	$38,898	$9,392	$29,506
December 31, 2023
Customer relationships	$29,978	$7,645	$22,333
Trade name - Express Scripts	8,400		8,400
Other	317	110	207
Other intangible assets (1)	38,695	7,755	30,940
Value of business acquired (reported in Other assets) (2)	211	142	69
Total	$38,906	$7,897	$31,009
(1) Includes $20 million and $77 million of Other intangible assets classified as assets of businesses held for sale as of December 31, 2024 and December 31, 2023, respectively.
(2) Includes $69 million of VOBA classified as assets of businesses held for sale as of both December 31, 2024 and December 31, 2023.
The Company has indefinite-lived intangible assets totaling $8.5 billion at both December 31, 2024 and December 31, 2023, largely consisting of the Express Scripts trade name.
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
The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased and internally developed software, 3 to 5 years; and furniture and equipment (including computer equipment), 3 to 10 years. Improvements to leased facilities are depreciated over the lesser of the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. An impairment charge is recorded if the Company determines the carrying value of any of these assets is not recoverable. The Company also reviews and shortens the estimated useful lives of these assets, if necessary.

Components of Property and Equipment. Property and equipment was comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2024
Internal-use software	$11,295	$8,167	$3,128
Other property and equipment	2,115	1,287	828
Total property and equipment (1)	13,410	9,454	3,956
December 31, 2023
Internal-use software	$10,155	$7,161	$2,994
Other property and equipment	2,282	1,405	877
Total property and equipment (1)	12,437	8,566	3,871
(1)Includes $302 million and $176 million of Property and equipment net carrying value classified as assets of businesses held for sale as of December 31, 2024 and December 31, 2023, respectively.
Components of Depreciation and Amortization. Depreciation and amortization expense was comprised of the following:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Internal-use software	$1,021	$1,216	$1,068
Other property and equipment	248	260	251
Value of business acquired (reported in Other assets)	—	7	12
Other intangibles	1,506	1,552	1,606
Total depreciation and amortization	$2,775	$3,035	$2,937
The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization
2025	$2,339
2026	$2,050
2027	$2,015
2028	$1,943
2029	$1,557
Note 19 – Shareholders' Equity and Dividend Restrictions
State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life, accident, and health insurance and Health Maintenance Organization ("HMO") subsidiaries are regulated by such statutory requirements. The statutory net income of the Company's life, accident, and health insurance and HMO subsidiaries for the years ended, and their statutory surplus as of, December 31 were as follows:

(In billions)	2024	2023	2022
Net income	$3.9	$5.3	$5.7
Surplus	$16.0	$14.9	$16.4

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

(In billions)	December 31, 2024
Minimum statutory surplus required by regulators (1)	$5.2
Investments on deposit with regulatory bodies	$0.4
Maximum dividend distributions permitted in 2025 without regulatory approval	$3.9
Maximum loans to the parent company permitted without regulatory approval	$1.4
Restricted GAAP net assets of subsidiaries of The Cigna Group	$11.3
(1) Excludes amounts associated with foreign operated equity method joint ventures.

Permitted practices used by the Company's insurance subsidiaries in 2024 that differed from prescribed regulatory accounting had an immaterial impact on statutory surplus.

Undistributed earnings for equity method investments are $1.2 billion as of December 31, 2024.

Note 20 – Income Taxes
Accounting Policy. Deferred income taxes are reflected in the Consolidated Balance Sheets for differences between the financial and income tax reporting bases of the Company's underlying assets and liabilities, and are established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not, and a valuation allowance is established to the extent this standard is not met. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the reporting period excluding adjustments to Accumulated other comprehensive income (loss) or amounts recorded in connection with a business combination. The current income tax provision generally represents estimated amounts due on income tax returns for the year reported to various jurisdictions plus the effect of any uncertain tax positions. The Company uses the deferral method of accounting on investments that generate tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset, which are generally reported in Other assets in the Consolidated Balance Sheets. The Company recognizes a liability for uncertain tax positions if management believes the probability that the positions will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. The liabilities for uncertain tax positions are classified as current when the position is expected to be settled within 12 months or the statute of limitation expires within 12 months.
Income taxes attributable to the Company's foreign operations are generally provided using the respective foreign jurisdictions' tax rate.

A.Income Tax Expense
The components of income taxes were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Current taxes
U.S. income taxes	$1,167	$1,459	$1,679
Foreign income taxes	248	161	219
State income taxes	171	180	189
Total current taxes	1,586	1,800	2,087
Deferred taxes (tax benefits)
U.S. income tax benefits	(142)	(533)	(275)
Foreign income taxes (tax benefits)	64	(1,046)	(28)
State income tax benefits	(17)	(80)	(169)
Total deferred tax benefits	(95)	(1,659)	(472)
Total income taxes	$1,491	$141	$1,615

Total income taxes were different from the amount computed using the nominal federal income tax rate for the following reasons:

	For the Years Ended December 31,
	2024		2023		2022
(In millions)	$	%	$	%	$	%
Tax expense at nominal rate	$1,107	21.0%	$1,158	21.0%	$1,763	21.0%
Change in valuation allowance	767	14.6	1,290	23.4	—	—
State income tax (benefit), net of federal income tax benefit	62	1.2	(39)	(0.7)	16	0.2
Investment tax credits	(111)	(2.1)	(48)	(0.8)	(14)	(0.2)
Impact of businesses held for sale	(129)	(2.4)	(213)	(3.9)	—	—
Effect of foreign earnings	(252)	(4.9)	(173)	(3.1)	(96)	(1.2)
Other foreign tax attributes	—	—	(153)	(2.8)	—	—
Swiss tax attributes	—	—	(1,674)	(30.4)	—	—
Impact of sale of businesses	—	—	—	—	(37)	(0.4)
Other	47	0.9	(7)	(0.1)	(17)	(0.2)
Total income taxes	$1,491	28.3%	$141	2.6%	$1,615	19.2%
Consolidated pre-tax income from the Company's foreign operations was approximately 62% of the Company's pre-tax income in 2024, 48% in 2023 and 46% in 2022. The increase over 2023 is primarily attributable to a reduction in domestic earnings driven by the current-year impairment of equity securities (discussed below).

Investment Tax Credits. Company investments in renewable energy projects provided $1,057 million, $453 million and $129 million of investment tax credits for the years ended December 31, 2024, 2023 and 2022, respectively. The Company accounted for the tax credits using the deferral method and accordingly reduced the associated carrying value of the related assets by these amounts.

Impairment of Equity Securities. In 2024, the Company recorded a deferred tax benefit of $636 million and an equal amount of valuation allowance in connection with the impairment of equity securities. The valuation allowance had the effect of increasing the Company's effective tax rate.

B.Deferred Income Taxes
Deferred income tax assets and liabilities were as follows:

(In millions)	December 31, 2024	December 31, 2023
Deferred tax assets
Foreign tax attributes	$1,752	$1,827
Deferred loss - sale of business	773	584
Investments	561	—
Other insurance and contractholder liabilities	300	353
Loss carryforwards	270	200
Other accrued liabilities	207	244
Employee and retiree benefit plans	177	217
Unrealized depreciation on investments and foreign currency translation	93	81
Policy acquisition expenses	—	39
Other	256	242
Deferred tax assets before valuation allowance	4,389	3,787
Valuation allowance for deferred tax assets	(2,332)	(1,498)
Deferred tax assets, net of valuation allowance	2,057	2,289
Deferred tax liabilities
Acquisition-related basis differences	7,822	8,105
Depreciation and amortization	243	371
Policy acquisition expenses	74	—
Total deferred tax liabilities	8,139	8,476
Net deferred income tax liabilities (1)	$(6,082)	$(6,187)
(1)Deferred tax liabilities, net in the Consolidated Balance Sheets as of December 31, 2024, excludes $954 million reported in Other assets and $61 million reported in liabilities of businesses held for sale. Deferred tax liabilities, net in the Consolidated Balance Sheets as of December 31, 2023, excludes $1,055 million reported in Other assets and $69 million reported in liabilities of businesses held for sale.
Management believes that future results will be sufficient to realize the Company's gross deferred tax assets ("DTAs") that remain after valuation allowance. Valuation allowances have been established against certain federal, state and foreign tax attributes. There are multiple expiration dates associated with these tax attributes.
As of December 31, 2024, the Company had approximately $880 million in DTAs associated with the impairment of equity securities and other unrealized investment losses (See Note 11). As discussed above, a valuation allowance of $636 million has been established against the DTAs related to the impairment of equity securities. We have determined that a valuation allowance against the remaining DTAs is not currently required based on the Company's loss carryback capacity and ability and intent to hold certain investment securities until recovery.
Foreign Jurisdiction Tax Attributes. As of both December 31, 2024 and 2023, the Company had DTAs of approximately $1.8 billion associated with foreign tax law changes and agreements in certain tax jurisdictions and a related $772 million valuation allowance against these deferred tax assets based on projections of future earnings and requirements to utilize the assets within certain time periods. It is possible in future periods that the Company may revalue these net deferred tax assets due to modifications in certain assumptions, such as forecasted future earnings.
Sale of Medicare Advantage and Related Businesses. As of December 31, 2024 and 2023, the Company has recorded $773 million and $584 million, respectively, of deferred tax benefits and a valuation allowance of $715 million and $584 million, respectively, in connection with the HCSC transaction. The valuation allowance has been recorded due to the uncertainty relative to the recovery of the deferred tax benefits as the Company does not anticipate having capital gain capacity to offset these capital losses.

C.Uncertain Tax Positions
Reconciliations of unrecognized tax benefits were as follows:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Balance at January 1,	$1,399	$1,343	$1,230
(Decrease) increase due to prior year positions	(7)	(26)	8
Increase due to current year positions	165	107	137
Reduction related to settlements with taxing authorities	(22)	(13)	(4)
Reduction related to lapse of applicable statute of limitations	(58)	(12)	(28)
Balance at December 31,	$1,477	$1,399	$1,343
Substantially all unrecognized tax benefits would increase Shareholders' net income if recognized.
The Company classifies net interest expense on uncertain tax positions as a component of income tax expense and in Other non-current liabilities in the Consolidated Balance Sheets. In addition to the amounts in the table above, the liability for net interest expense on uncertain tax positions was approximately $228 million, $220 million and $176 million as of December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
D.Other Tax Matters
The statutes of limitations for the Company's consolidated federal income tax returns through 2016 have closed. The statute of limitations for the Company's 2020 tax return has also closed. However, The Cigna Group filed amended returns for both the 2015 and 2016 tax years, which are under review by the Internal Revenue Service ("IRS"). Additionally, the IRS is examining the Company's returns for 2017 and 2018. The IRS has examined Express Scripts' tax returns for 2010 through 2018, for which there remains significant disputed matters. In addition, the Company has pending refund claims for various years. The Company has established adequate reserves for these matters.
The Company conducts business in a number of state and foreign jurisdictions and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2013 for Express Scripts entities and 2014 for all other entities of The Cigna Group.

Pillar Two. On December 15, 2022, the European Union ("EU") Member States formally adopted the EU's Pillar Two Directive, which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework that was supported by over 130 countries worldwide. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are also implementing similar legislation, and the OECD continues to release additional guidance on these rules. The Company is within the scope of the OECD Pillar Two model rules and continues to evaluate the potential impact on future periods of the Pillar Two Framework.

Note 21 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2024, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $410 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2024. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B.Certain Other Guarantees
The Company had indemnification obligations as of December 31, 2024 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of December 31, 2024.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the year ended December 31, 2024.
D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator's filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health company. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the IRS or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions, as described in Note 20.

Accounting Policy. The Company accrues for legal and regulatory matters when a loss contingency is both probable and estimable. The estimated loss is generally recorded in Selling, general and administrative expenses and represents the Company's best estimate of the loss contingency. If the loss estimate is a range, the Company accrues the minimum amount in the range if no amount is better than any other estimated amount in the range. Legal costs to defend the Company's litigation and arbitration matters are expensed as incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. If the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

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

Litigation Matters
Express Scripts Litigation with Elevance. In March 2016, Elevance Health, Inc. ("Elevance") filed a lawsuit in the United States District Court for the Southern District of New York alleging various breach of contract claims against Express Scripts relating to the parties' rights and obligations under the periodic pricing review section of the pharmacy benefit management agreement between the parties, including allegations that Express Scripts failed to negotiate new pricing concessions in good faith, as well as various alleged service issues. Elevance also requested that the court enter declaratory judgment that Express Scripts is required to provide Elevance competitive benchmark pricing, that Elevance can terminate the agreement, and that Express Scripts is required to provide Elevance with post-termination services at competitive benchmark pricing for one year following any termination by Elevance. Elevance claimed it is entitled to $13 billion in additional pricing concessions over the remaining term of the agreement, as well as $1.8 billion for one year following any contract termination by Elevance and $150 million damages for service issues ("Elevance's Allegations"). On April 19, 2016, in response to Elevance's complaint, Express Scripts filed its answer denying Elevance's Allegations in their entirety and asserting affirmative defenses and counterclaims against Elevance. The court subsequently granted Elevance's motion to dismiss two of six counts of Express Scripts' amended counterclaims. Express Scripts filed its Motion for Summary Judgment on

August 27, 2021. Elevance completed filing of its Response to Express Scripts' Motion for Summary Judgment on October 16, 2021. Express Scripts filed its Reply in Support of its Motion for Summary Judgment on November 19, 2021. On March 31, 2022, the court granted summary judgment in favor of Express Scripts on all of Elevance's pricing claims for damages totaling $14.8 billion and on most of Elevance's claims relating to service issues. Elevance's only remaining service claims relate to the review or processing of prior authorizations, with alleged damages over $100 million. On November 1, 2023, the parties signed a settlement agreement pursuant to which Express Scripts agreed to resolve the service-related claims. The settlement agreement is not an admission of liability or fault by Express Scripts, the Company or its subsidiaries. Following the settlement, Elevance retained the right to appeal the pricing-related claims that were previously dismissed by the court, and Express Scripts retained the ability to reassert its own pricing-related claims in the event any appeal by Elevance is successful. Elevance filed its Notice of Appeal of its pricing-related claims on December 12, 2023. Elevance filed its opening appellate brief on April 24, 2024. Express Scripts filed its answering appellate brief on July 24, 2024. The Second Circuit held oral arguments on Elevance's appeal on October 22, 2024. On October 31, 2024, the Second Circuit released a unanimous opinion summarily affirming the district court's entry of summary judgment in favor of Express Scripts. Elevance filed a petition for rehearing en banc on November 14, 2024; the petition was denied on December 19, 2024.

Note 22 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments. The Chairman and Chief Executive Officer is the chief operating decision maker ("CODM") responsible for making decisions about resources to be allocated to the segment and assessing its performance.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management, including the CODM, believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability to enable resource allocation decisions. We define pre-tax adjusted income (loss) from operations as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net investment gains/losses, amortization of acquired intangible assets and special items. The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management, including the CODM, believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management, including the CODM, believes are not representative of the underlying results of operations due to their nature or size. We exclude these items from this measure because management, including the CODM, believes they are not indicative of past or future underlying performance of the business.
The Company does not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	For the Years Ended December 31,
	2024		2023		2022
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$275	$211	$45	$35	$135	$103
Impairment of dividend receivable (Net investment income)	182	138	—	—	—	—
Deferred tax expenses (benefits), net (Income taxes, less amount attributable to noncontrolling interests)	—	84	—	(1,071)	—	—
Net (gain) loss on sale of businesses	(24)	(2)	1,499	1,429	(1,662)	(1,332)
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	252	193	22	17
Charges (benefits) associated with litigation matters (Selling, general and administrative expenses)	—	—	201	171	(28)	(20)
Total impact from special items	$433	$431	$1,997	$757	$(1,533)	$(1,232)

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2024
Revenues from external customers	$198,177	$47,528	$440	$3	$246,148
Intersegment revenues	3,775	4,972	79	(8,826)
Net investment income	21	618	309	25	973
Total revenues	201,973	53,118	828	(8,798)	247,121
Net investment results from certain equity method investments	—	(204)	—	—	(204)
Special item related to impairment of dividend receivable	182	—	—	—	182
Adjusted revenues	$202,155	$52,914	$828	$(8,798)	$247,099
Pharmacy and other service costs	190,968	—
Medical costs	—	37,887
Selling, general and administrative expenses	3,779	10,805
Other segment items (1)
Interest (expense) and other	(2)	7
Less income attributable to noncontrolling interests	405	—
Pre-tax adjusted income (loss) from operations	7,001	4,229	(9)	(1,688)	9,533

Income (loss) before income taxes	$3,929	$3,315	$(12)	$(1,963)	$5,269
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(405)	—	—	—	(405)
Net investment losses (2)	2,129	401	3	—	2,533
Amortization of acquired intangible assets	1,662	41	—	—	1,703
Special items
Integration and transaction-related costs	—	—	—	275	275
Impairment of dividend receivable	182	—	—	—	182
(Gain) loss on sale of businesses	(496)	472	—	—	(24)
Pre-tax adjusted income (loss) from operations	$7,001	$4,229	$(9)	$(1,688)	$9,533

Other Segment Information
Depreciation and amortization	$2,319	$417	$9	$30	$2,775
(1)Other segment items represent the difference between segment adjusted revenues less significant segment expenses and pre-tax adjusted income (loss) from operations, and they do not represent significant segment items relative to the CODM's review and oversight.
(2)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2023
Revenues from external customers	$147,588	$46,219	$291	$1	$194,099
Intersegment revenues	5,670	4,332	—	(10,002)
Net investment income	241	597	305	23	1,166
Total revenues	153,499	51,148	596	(9,978)	195,265
Net investment results from certain equity method investments	—	57	—	—	57
Adjusted revenues	$153,499	$51,205	$596	$(9,978)	$195,322
Pharmacy and other service costs	143,571	—
Medical costs	—	35,678
Selling, general and administrative expenses	3,340	11,055
Other segment items (1)
Interest (expense) and other	(2)	8
Less income attributable to noncontrolling interests	144	2
Pre-tax adjusted income (loss) from operations	6,442	4,478	96	(1,698)	9,318

Income (loss) before income taxes	$4,768	$2,664	$76	$(1,995)	$5,513
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(144)	(2)	—	—	(146)
Net investment losses (2)	—	133	2	—	135
Amortization of acquired intangible assets	1,774	45	—	—	1,819
Special items
Integration and transaction-related costs	—	—	—	45	45
Loss on sale of businesses	—	1,481	18	—	1,499
Charge for organizational efficiency plan	—	—	—	252	252
Charges associated with litigation matters	44	157	—	—	201
Pre-tax adjusted income (loss) from operations	$6,442	$4,478	$96	$(1,698)	$9,318

Other Segment Information
Depreciation and amortization	$2,438	$569	$3	$25	$3,035
(1)Other segment items represent the difference between segment adjusted revenues less significant segment expenses and pre-tax adjusted income (loss) from operations, and they do not represent significant segment items relative to the CODM's review and oversight.
(2)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2022
Revenues from external customers	$135,786	$41,738	$1,839	$—	$179,363
Intersegment revenues	4,463	2,535	—	(6,998)
Net investment income	86	638	424	7	1,155
Total revenues	140,335	44,911	2,263	(6,991)	180,518
Net investment results from certain equity method investments	—	126	—	—	126
Adjusted revenues	$140,335	$45,037	$2,263	$(6,991)	$180,644
Pharmacy and other service costs	131,284	—
Medical costs	—	31,119
Selling, general and administrative expenses	2,856	9,827
Other segment items (1)
Interest (expense) and other	(2)	12
Less income attributable to noncontrolling interests	66	4
Pre-tax adjusted income (loss) from operations	6,127	4,099	509	(1,466)	9,269

Income (loss) before income taxes	$4,421	$3,470	$2,101	$(1,595)	$8,397
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(66)	(4)	(14)	—	(84)
Net investment losses (2)	—	530	83	—	613
Amortization of acquired intangible assets	1,772	103	1	—	1,876
Special items
Integration and transaction-related costs	—	—	—	135	135
(Gain) on sale of businesses	—	—	(1,662)	—	(1,662)
Charge for organizational efficiency plan	—	—	—	22	22
(Benefits) associated with litigation matters	—	—	—	(28)	(28)
Pre-tax adjusted income (loss) from operations	$6,127	$4,099	$509	$(1,466)	$9,269

Other Financial Information
Depreciation and amortization	$2,283	$638	$6	$10	$2,937
(1)Other segment items represent the difference between segment adjusted revenues less significant segment expenses and pre-tax adjusted income (loss) from operations, and they do not represent significant segment items relative to the CODM's review and oversight.
(2)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Products (Pharmacy revenues) (ASC 606)
Network revenues	$105,340	$67,514	$64,946
Home delivery and specialty revenues	72,476	65,732	61,283
Other revenues	11,545	9,047	6,753
Total Evernorth Health Services	189,361	142,293	132,982
Other Operations	60	—	—
Corporate and eliminations	(4,059)	(5,050)	(4,416)
Total Pharmacy revenues	185,362	137,243	128,566
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	17,576	16,490	15,199
Medicare Advantage	8,679	8,771	7,896
Stop loss	6,744	6,143	5,461
Individual and Family Plans	3,951	5,088	2,636
Other	4,938	4,095	3,996
U.S. Healthcare	41,888	40,587	35,188
International Health	3,624	3,295	2,906
Total Cigna Healthcare	45,512	43,882	38,094
Divested International businesses	—	—	1,596
Other Operations excluding Divested International businesses	380	281	225
Corporate and eliminations	104	74	1
Total Premiums	45,996	44,237	39,916
Services (Fees) (ASC 606) and Other revenues (1)
Evernorth Health Services	12,591	10,965	7,267
Cigna Healthcare	6,988	6,669	6,179
Other Operations	79	10	18
Corporate and eliminations	(4,868)	(5,025)	(2,583)
Total Fees and other revenues (1)	14,790	12,619	10,881
Total revenues from external customers	$246,148	$194,099	$179,363
(1)Other revenues for the years ended December 31, 2024, 2023 and 2022 were $584 million, $210 million and $168 million, respectively.

Major Customers. Revenues from a single pharmacy benefit client were approximately 16% of consolidated revenues for the year ended December 31, 2024. These amounts were reported in the Evernorth Health Services segment.

Additionally, revenues from U.S. Federal Government agencies, under a number of contracts, were approximately 11%, 15% and 14% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments.

U.S. and Foreign Revenues. U.S. and foreign revenues from external customers are shown below. The Company's foreign revenues are generated by its foreign operating entities. In the periods shown, no single foreign country contributed more than 2% of consolidated revenues from external customers.

	For the Years Ended December 31,
(In millions)	2024	2023	2022
United States	$241,563	$189,840	$174,540
Foreign countries (1)	4,585	4,259	4,823
Total revenues from external customers	$246,148	$194,099	$179,363
(1) In 2022, included revenues from the divested International businesses of $1.6 billion.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A. CONTROLS AND PROCEDURES
A.Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of The Cigna Group's disclosure controls and procedures conducted under the supervision and with the participation of The Cigna Group's management (including The Cigna Group's Chief Executive Officer and Chief Financial Officer), The Cigna Group's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, The Cigna Group's disclosure controls and procedures are effective to ensure that information required to be disclosed by The Cigna Group in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to The Cigna Group's management (including The Cigna Group's Chief Executive Officer and Chief Financial Officer) as appropriate to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal control over financial reporting is effective as of December 31, 2024.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of and has issued an attestation report on the Company's internal control over financial reporting, as stated in their report located in Item 8 of this Form 10-K.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
Item 9B. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended December 31, 2024, the following 10b5-1 director and officer trading plan arrangement change occurred:
On December 11, 2024, Retired Maj. Gen. Elder Granger, M.D., Director of The Cigna Group, adopted a 10b5-1 plan. General Granger's plan provides for the exercise of vested stock options and the associated sale of up to 2,376 shares of The Cigna Group common stock through December 19, 2025.

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
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.Directors of the Registrant
The information under the captions "Corporate Governance Matters – Board of Directors' Nominees" and "Corporate Governance Matters – Board Meetings and Committees" (as it relates to the Audit Committee disclosure) in the definitive proxy statement of The Cigna Group related to the 2025 annual meeting of shareholders ("the 2025 Proxy Statement") is incorporated herein by reference.
B.Executive Officers of the Registrant
See Part I, "Information about our Executive Officers" in this Form 10-K.
C.Code of Ethics and Other Corporate Governance Disclosures
The information under the caption "Corporate Governance Matters – Codes of Ethics" in the 2025 Proxy Statement is incorporated herein by reference. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics or our Director Code of Business Conduct and Ethics.
D.Delinquent Section 16(a) Reports
The information under the caption "Ownership of The Cigna Group Common Stock – Delinquent Section 16(a) Reports," if included in the 2025 Proxy Statement, is incorporated herein by reference.
E.    Insider Trading Arrangements and Policies
The information under the caption "Compensation Matters – Insider Trading Arrangements and Policies" in the 2025 Proxy Statement is incorporated herein by reference.
Item 11. EXECUTIVE COMPENSATION
The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Certain Transactions – Compensation Committee Interlocks and Insider Participation," "Compensation Matters – Compensation Discussion and Analysis," "Compensation Matters – Report of the People Resources Committee" and "Compensation Matters – Executive Compensation Tables" in the 2025 Proxy Statement is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding The Cigna Group equity compensation plans as of December 31, 2024:

	(a) (1)	(b) (2)	(c) (3)
Plan Category	Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	6,940,827	$226.38	12,386,735
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	6,940,827	$226.38	12,386,735
(1)Includes, in addition to outstanding stock options:
(i) 51,563 restricted stock units, 34,006 deferred shares and 1,200,608 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan and the Cigna Corporation Director Equity Plan; and
(ii) 190,785 shares of common stock underlying stock option awards granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 171,987 shares of common stock underlying stock option awards granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan and 104,528 shares of common stock underlying stock option awards granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan that were all approved by the applicable company's shareholders before acquisition of Express Scripts by The Cigna Group in December 2018.
(2)The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to the acquisition of Express Scripts by The Cigna Group, in aggregate, have a weighted-average exercise price of $151.37. Excluding the assumed options from this acquisition results in a weighted-average exercise price of $233.14.
(3)Represents 12,386,735 shares of common stock available as of the close of business December 31, 2024 for future issuance under the Cigna Long-Term Incentive Plan. No further grants may be made and no shares remain available for future issuance under any plan other than the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of The Cigna Group Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of The Cigna Group Common Stock – Stock Held by Certain Beneficial Owners" in the 2025 Proxy Statement is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions "Corporate Governance Matters – Director Independence" and "Corporate Governance Matters – Certain Transactions" in the 2025 Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and "Audit Matters – Fees to Independent Registered Public Accounting Firm" in the 2025 Proxy Statement is incorporated herein by reference.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following Financial Statements can be found under Part II. Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm. (Public Company Accounting Oversight Board ID: 238)
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Changes in Total Equity for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.
Notes to the Consolidated Financial Statements.
(2)The financial statement schedules listed in the Index to Financial Statement Schedules on page FS-1, which list is incorporated herein.
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

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.2	Restated Certificate of Incorporation of the registrant effective as of April 26, 2023	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
3.3	Amended and Restated By-Laws of the registrant as last amended February 13, 2023	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
4.1(a)	Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(b)	Supplemental Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.2 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture, dated as of December 20, 2018, by and among Express Scripts Holding Company, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.7 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.1(d)
Third Supplemental Indenture, dated as of October 11, 2019, by and among Cigna Corporation, as the Issuer, Cigna Holding Company and Express Scripts Holding Company, each as guarantors, and U.S. Bank, National Association, as trustee
Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.1(e)	Fourth Supplemental Indenture, dated as of March 16, 2020, between Cigna Corporation and U.S. Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 16, 2020 and incorporated herein by reference.
4.1(f)	Fifth Supplemental Indenture, dated as of March 3, 2021, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.
4.1 (g)	Sixth Supplemental Indenture, dated as of March 7, 2023, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 7, 2023 and incorporated herein by reference.
4.1 (h)	Seventh Supplemental Indenture, dated as of February 13, 2024, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on February 13, 2024 and incorporated herein by reference.
4.2(a)	Senior Indenture dated as of August 16, 2006 between Cigna Holding Company (formerly Cigna Corporation) and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.2(b)	Supplemental Indenture No. 1 dated as of November 10, 2006 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.2(c)	Supplemental Indenture No. 8 dated as of November 10, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2(d)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 26, 2015 and incorporated herein by reference.
4.2(e)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.2(f)	Supplemental Indenture No. 11 dated as of December 20, 2018, by and among Cigna Corporation, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.2(g)	Supplemental Indenture No. 12, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.3 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.3(a)	Indenture dated as of January 1, 1994 between Cigna Holding Company (formerly Cigna Corporation) and Marine Midland Bank	Filed by CHC as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.3(b)
Supplemental Indenture No. 1 dated as of December 20, 2018, by and among Cigna Corporation (formerly Halfmoon Parent, Inc.), Cigna Holding Company and HSBC Bank USA, National Association (as successor to Marine Midland Bank, N.A.), as trustee
Filed by the registrant as Exhibit 4.2 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.3(c)	Supplemental Indenture No. 2, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and HSBC Bank USA, National Association, as trustee	Filed by the registrant as Exhibit 4.4 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.4	Indenture dated as of June 30, 1988 between Cigna Holding Company (formerly Cigna Corporation) and Bankers Trust Company	Filed by CHC as Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.5(a)
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
4.5(b)
Fourth Supplemental Indenture, dated as of November 21, 2011, among Express Scripts, Inc., Express Scripts Holding Company, the other subsidiaries of Express Scripts Holding Company party thereto and Wells Fargo Bank, National Association, as trustee
Filed by ESI as Exhibit 4.5 to the Current Report on Form 8-K on November 25, 2011 and incorporated herein by reference.
4.5(c)
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
4.5(d)	Seventeenth Supplemental Indenture, dated as of February 25, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on February 25, 2016 and incorporated herein by reference.
4.5(e)	Nineteenth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.2 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.5(f)	Twentieth Supplemental Indenture, dated as of July 5, 2016, among Express Scripts Holding Company, the Subsidiary Guarantors party thereto and Wells Fargo Bank, National Association, as trustee	Filed by ESRX as Exhibit 4.3 to the Current Report on Form 8-K on July 5, 2016 and incorporated herein by reference.
4.5(g)	Twenty-Fifth Supplemental Indenture dated as of December 20, 2018, by and among Cigna Corporation, Express Scripts Holding Company and Wells Fargo Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.4 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.5(h)
Twenty-Sixth Supplemental Indenture, dated as of October 11, 2019, among Express Scripts Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and Wells Fargo Bank, National Association, as trustee
Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.6	Description of Securities	Filed by the registrant as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
Exhibits 10.1 through 10.26 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1(a)	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021 (the "Cigna LTIP")	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2021 and incorporated herein by reference.
10.1(b)	Amendment No.1 to the Cigna LTIP effective December 1, 2022	Filed by the registrant as Exhibit 10.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.
10.1(c)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.

10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(e)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(f)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(g)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(h)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(i)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(j)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(k)	Form of Cigna LTIP: Covenant Agreement	Filed by the registrant as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the "ESRX LTIP")	Filed by ESRX as Appendix A to ESRX's Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.2(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.2(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.3(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the "ESI LTIP")	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.3(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.
10.3(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.4	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012)	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.5	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.6	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.7	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.8	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.9(a)	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.9(b)	Amendment No. 1 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.12(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.9(c)	Amendment No. 2 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference.
10.10(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10(b)	Amendment No. 1 dated December 21, 1999 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension Plan	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.11(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.11(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.
10.12(a)	The Cigna Group Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.12(b)	Amendment No. 1 to The Cigna Group Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.12(c)	Amendment No. 2 to The Cigna Group Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(c) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.12(d)	Amendment No. 3 to The Cigna Group Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(d) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.13	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.14(a)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2022	Filed by the registrant as Exhibit 10.17(a) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.14(b)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective April 1, 2022	Filed by the registrant as Exhibit 10.17(b) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.14(c)	The Cigna Group Non-Employee Director Compensation Program, amended and restated effective July 24, 2024	Filed herewith.
10.15	Cigna Corporation Director Equity Plan, as amended December 4, 2020	Filed by the registrant as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.16	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.17	Form of Indemnification Agreement with Express Scripts Holding Company's executive officers and former members of the Express Scripts Holding Company's board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.18	Cigna Executive Severance Benefits Plan as amended and restated effective December 21, 2020	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on October 30, 2020 and incorporated herein by reference.
10.19	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.20	Offer Letter for Eric P. Palmer dated January 16, 2024	Filed by the registrant as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
10.21	Offer Letter for Nicole S. Jones dated September 14, 2023	Filed by the registrant as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference.
10.22	Offer Letter for Noelle K. Eder dated September 14, 2023	Filed by the registrant as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference.
10.23	Offer letter for Brian Evanko dated January 16, 2024	Filed by the registrant as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
10.24
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
10.25
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
10.26
Revolving Credit and Letter of Credit Agreement, dated as of April 25, 2024, with the banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners.
Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on April 26, 2024 and incorporated herein by reference.
19.1	Securities Transactions and Insider Trading Policy	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
97.1	Incentive Compensation Clawback Policy	Filed by the registrant as Exhibit 97.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference.
101
The following materials from The Cigna Group's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I and II.
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
Date: February 27, 2025

THE CIGNA GROUP

By:	/s/ Brian C. Evanko
Brian C. Evanko
Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2025.

Signature	Title

/s/ David M. Cordani
David M. Cordani	Chairman and Chief Executive Officer of The Cigna Group
(Principal Executive Officer)
/s/ Brian C. Evanko
Brian C. Evanko	Executive Vice President, Chief Financial Officer, The Cigna Group, and President and Chief Executive Officer, Cigna Healthcare
(Principal Financial Officer)
/s/ Jamie Kates
Jamie Kates	Vice President and Global Chief Accounting Officer
(Principal Accounting Officer)
/s/ William J. DeLaney
William J. DeLaney	Director

/s/ Eric J. Foss
Eric J. Foss	Director

/s/ Elder Granger, M.D.
Elder Granger, M.D.	Director

/s/ Neesha Hathi
Neesha Hathi	Director

/s/ George Kurian
George Kurian	Director

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director

/s/ Mark B. McClellan, M.D., Ph.D.
Mark B. McClellan, M.D., Ph.D.	Director

/s/ Philip O. Ozuah, M.D., Ph.D.
Philip O. Ozuah, M.D., Ph.D.	Director

/s/ Kimberly A. Ross
Kimberly A. Ross	Director

/s/ Eric C. Wiseman
Eric C. Wiseman	Lead Independent Director

/s/ Donna F. Zarcone
Donna F. Zarcone	Director

THE CIGNA GROUP AND SUBSIDIARIES
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Revenues
Net investment income and other revenue	$26	$22	$5
Intercompany interest income	469	516	478
Total revenues	495	538	483
Operating expenses
Selling, general and administrative expenses	14	2	2
Total operating expenses	14	2	2
Income from operations	481	536	481
Interest expense and other	(1,388)	(1,332)	(1,215)
Intercompany interest expense	(2)	(118)	(147)
Loss before income taxes	(909)	(914)	(881)
Income tax benefits	(189)	(192)	(183)
Loss of parent company	(720)	(722)	(698)
Equity in income of subsidiaries	4,154	5,886	7,402
Shareholders' net income	3,434	5,164	6,704
Shareholders' other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	661	503	(1,598)
Net long-duration insurance and contractholder liabilities measurement adjustments	(1,067)	(715)	509
Net translation (losses) gains of foreign currencies	(49)	5	79
Postretirement benefits liability adjustment	(22)	1	420
Shareholders' other comprehensive loss, net of tax	(477)	(206)	(590)
Shareholders' comprehensive income	$2,957	$4,958	$6,114

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
BALANCE SHEETS

	As of December 31,
(In millions)	2024	2023
Assets
Cash and cash equivalents	$164	$303
Other current assets	103	6
Total current assets	267	309
Investments in subsidiaries	62,887	69,703
Intercompany receivable	10,546	11,475
Other non-current assets	71	77
TOTAL ASSETS	$73,771	$81,564
Liabilities
Short-term debt	$2,848	$2,448
Other current liabilities	1,528	1,854
Total current liabilities	4,376	4,302
Long-term debt	28,134	27,151
Intercompany payable	195	3,874
Other non-current liabilities	33	14
TOTAL LIABILITIES	32,738	35,341
Shareholders' equity
Common stock (shares issued, 403 and 400; authorized, 600)	4	4
Additional paid-in capital	31,288	30,669
Accumulated other comprehensive loss	(2,341)	(1,864)
Retained earnings	43,519	41,652
Less treasury stock, at cost	(31,437)	(24,238)
TOTAL SHAREHOLDERS' EQUITY	41,033	46,223
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$73,771	$81,564

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Cash Flows from Operating Activities
Shareholders' net income	$3,434	$5,164	$6,704
Adjustments to reconcile shareholders' net income
to net cash provided by operating activities
Equity in income of subsidiaries	(4,154)	(5,886)	(7,402)
Dividends received from subsidiaries	2,916	1,381	2,056
Other liabilities	(306)	540	5
Other, net	243	640	298
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,133	1,839	1,661
Cash Flows from Investing Activities
Net change in amounts due from affiliates	—	622	(901)
Net proceeds from short-term investments sold	—	—	99
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	622	(802)
Cash Flows from Financing Activities
Net change in amounts due to affiliates	4,761	1,473	10,392
Net change in commercial paper	(357)	1,237	(2,027)
Repayment of long-term debt	(2,731)	(2,822)	(430)
Net proceeds on issuance of long-term debt	4,462	1,491	—
Issuance of common stock	305	187	389
Common dividends paid	(1,567)	(1,450)	(1,384)
Repurchase of common stock	(7,034)	(2,284)	(7,607)
Tax withholding on stock compensation and other	(117)	(110)	(73)
NET CASH USED IN FINANCING ACTIVITIES	(2,278)	(2,278)	(740)
Net (decrease) increase in cash, cash equivalents and restricted cash	(145)	183	119
Cash, cash equivalents and restricted cash, beginning of year	335	152	33
Cash, cash equivalents and restricted cash, end of year (1)	$190	$335	$152
Noncash Investing and Financing Activities:
Net amounts due from affiliates settled through capital transactions	(7,565)	(5,221)	(5,037)
(1) Includes restricted cash reported in Other non-current assets.

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
Note 1 - For purposes of these condensed financial statements, wholly owned and majority-owned subsidiaries of The Cigna Group (the "Company") are recorded using the equity method of accounting. The Cigna Group, through its predecessor companies, was incorporated in Delaware in 1981. Cigna Corporation was renamed The Cigna Group in February 2023.
Note 2 - See Note 7 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of The Cigna Group and its subsidiaries.

Short-term and Credit Facilities Debt
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2024, there were no outstanding balances under these revolving credit agreements.
In April 2024, The Cigna Group replaced its previous revolving credit agreements and entered into the following revolving credit agreements (the "Credit Agreements"):
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
Each of the Credit Agreements includes an option to increase commitments in an aggregate amount of up to $1.5 billion across both facilities for a maximum total commitment of $8.0 billion. The Credit Agreements allow for borrowings at either a base rate or an adjusted term Secured Overnight Funding Rate ("SOFR") plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

Each facility also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreements, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $0.9 billion outstanding as of December 31, 2024 and an average interest rate of 4.65%.

Long-Term Debt
Debt Issuance and Debt Tender Offers. In February 2024, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to pay the consideration for the cash tender offers as described below. We used the remaining net proceeds to fund the repayment of our senior notes that matured in March 2024 and for general corporate purposes, including repayment of indebtedness and repurchases of shares of our common stock. Interest on this debt is paid semiannually.

Principal	Maturity Date	Interest Rate	Net Proceeds	Redeemable Date(1)	"Make Whole" Premium (2)
$1,000 million	May 15, 2029	5.000%	$995 million	April 15, 2029	15
$750 million	May 15, 2031	5.125%	$746 million	March 15, 2031	15
$1,250 million	February 15, 2034	5.250%	$1,244 million	November 15, 2033	20
$1,500 million	February 15, 2054	5.600%	$1,485 million	August 15, 2053	20
(1) Redeemable at any time prior to this date at a "make whole" premium, defined below. Redeemable at par on or after this date.
(2) "Make whole" premium calculated using the most directly comparable U.S. Treasury rate plus the amount of basis points set forth in this column.
In the first quarter of 2024, the Company completed the repurchase of $1.7 billion in aggregate principal amount of existing senior notes that were tendered to the Company pursuant to cash tender offers.
Debt Maturities. Maturities of the Company's long-term debt are as follows:

(In millions)
2025	$1,973
2026	$2,301
2027	$2,056
2028	$3,800
2029	$1,000
Maturities after 2029	$19,292

Debt Covenants. The Company was in compliance with its debt covenants as of December 31, 2024.

Note 3 - The Company's intercompany receivables consist primarily of net intercompany loan amounts due from Evernorth Health, Inc. of $8.5 billion as of December 31, 2024 and 2023. Interest income on the loan receivable was accrued at an average rate of 5.50% in 2024.
The Company's intercompany payables primarily reflect intercompany balances due to affiliates as of December 31, 2024. During the year ended December 31, 2024, the Company settled the majority of outstanding intercompany payables via non-cash capital transactions.
Note 4 - The Company guaranteed approximately $9.4 billion primarily related to intercompany indebtedness and financial obligations of certain direct and indirect wholly-owned subsidiaries. There were immaterial liabilities required for these guarantees as of December 31, 2024.
Note 5 - In February 2024, as part of our existing share repurchase program, we entered into separate accelerated share repurchase agreements with Deutsche Bank AG and Bank of America, N.A. to repurchase $3.2 billion of common stock in aggregate. The total number of shares of our common stock repurchased under the agreements was approximately 9.3 million.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Year
Description
2024
Investment asset valuation reserves
Available-for-sale debt securities	$33	$87	$—	$(9)	$111
Commercial mortgage loans	$31	$(1)	$—	$—	$30
Accounts receivable, net	$163	$176	$(1)	$(152)	$186
Deferred tax asset valuation allowance	$1,498	$866	$(32)	$—	$2,332
Reinsurance recoverables	$35	$(5)	$—	$—	$30
2023
Investment asset valuation reserves
Available-for-sale debt securities	$44	$11	$—	$(22)	$33
Commercial mortgage loans	$21	$10	$—	$—	$31
Accounts receivable, net	$160	$90	$1	$(88)	$163
Deferred tax asset valuation allowance	$208	$1,286	$4	$—	$1,498
Reinsurance recoverables	$35	$—	$—	$—	$35
2022
Investment asset valuation reserves
Available-for-sale debt securities	$23	$43	$—	$(22)	$44
Commercial mortgage loans	$6	$15	$—	$—	$21
Accounts receivable, net	$126	$99	$—	$(65)	$160
Deferred tax asset valuation allowance	$246	$(13)	$(25)	$—	$208
Reinsurance recoverables	$28	$7	$—	$—	$35