Form 10-Q
period 2025-03-31
Cigna Group
filed 2025-05-02
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 25, 2025, 267,142,597 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Revenues
Pharmacy revenues	$48,633	$42,036
Premiums	12,736	11,603
Fees and other revenues	3,895	3,326
Net investment income	238	290
TOTAL REVENUES	65,502	57,255
Benefits and expenses
Pharmacy and other service costs	48,398	41,431
Medical costs and other benefit expenses	10,498	9,440
Selling, general and administrative expenses	4,213	3,705
Amortization of acquired intangible assets	422	423
TOTAL BENEFITS AND EXPENSES	63,531	54,999
Income from operations	1,971	2,256
Interest expense and other	(362)	(322)
Gain (loss) on sale of businesses	41	(19)
Net investment losses	(2)	(1,836)
Income before income taxes	1,648	79
TOTAL INCOME TAXES	239	291
Net income (loss)	1,409	(212)
Less: Net income attributable to noncontrolling interests	86	65
SHAREHOLDERS' NET INCOME (LOSS)	$1,323	$(277)
Shareholders' net income (loss) per share
Basic	$4.88	$(0.97)
Diluted	$4.85	$(0.97)

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2025	2024
Net income (loss)	$1,409	$(212)
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(100)	121
Net long-duration insurance and contractholder liabilities measurement adjustments	(168)	(560)
Net translation gains (losses) on foreign currencies	13	(26)
Postretirement benefits liability adjustment	6	5
Other comprehensive loss, net of tax	(249)	(460)
Total comprehensive income (loss)	1,160	(672)
Less: Net income attributable to noncontrolling interests	86	65
SHAREHOLDERS' COMPREHENSIVE INCOME (LOSS)	$1,074	$(737)

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of March 31,	As of December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$8,334	$7,550
Investments	727	665
Accounts receivable, net	26,929	24,227
Inventories	5,176	6,692
Other current assets	2,389	2,732
Assets of businesses held for sale	—	7,004
Total current assets	43,555	48,870
Long-term investments	15,350	15,128
Reinsurance recoverables	4,375	4,378
Property and equipment	3,681	3,654
Goodwill	44,372	44,370
Other intangible assets	29,045	29,417
Other assets	3,003	2,786
Separate account assets	7,277	7,278
TOTAL ASSETS	$150,658	$155,881
Liabilities
Current insurance and contractholder liabilities	$5,984	$5,388
Pharmacy and other service costs payable	28,600	28,465
Accounts payable	9,136	9,294
Accrued expenses and other liabilities	8,032	9,387
Short-term debt	3,993	3,035
Liabilities of businesses held for sale	—	2,410
Total current liabilities	55,745	57,979
Non-current insurance and contractholder liabilities	10,309	10,254
Deferred tax liabilities, net	6,879	6,975
Other non-current liabilities	3,579	3,215
Long-term debt	26,455	28,937
Separate account liabilities	7,277	7,278
TOTAL LIABILITIES	110,244	114,638
Contingencies — Note 16
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,443	31,288
Accumulated other comprehensive loss	(2,590)	(2,341)
Retained earnings	44,434	43,519
Less: Treasury stock, at cost	(33,065)	(31,437)
TOTAL SHAREHOLDERS' EQUITY	40,226	41,033
Noncontrolling interests	188	210
Total equity	40,414	41,243
Total liabilities and equity	$150,658	$155,881
(1)Par value per share, $0.01; shares issued, 404 million as of March 31, 2025 and 403 million as of December 31, 2024; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243	$—
Effects of issuing stock for employee benefit plans		155			(107)	48		48
Other comprehensive loss			(249)			(249)		(249)	—
Net income				1,323		1,323	86	1,409	—
Common dividends declared (per share: $1.51)				(408)		(408)		(408)
Repurchase of common stock		—			(1,521)	(1,521)		(1,521)
Other transactions impacting noncontrolling interests		—				—	(108)	(108)	—
Balance at March 31, 2025	$4	$31,443	$(2,590)	$44,434	$(33,065)	$40,226	$188	$40,414	$—

Three Months Ended March 31, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		263			(114)	149		149
Other comprehensive loss			(460)			(460)		(460)	—
Net (loss) income				(277)		(277)	65	(212)	—
Common dividends declared (per share: $1.40)				(397)		(397)		(397)
Repurchase of common stock		(640)			(3,417)	(4,057)		(4,057)
Other transactions impacting noncontrolling interests		—				—	83	83	(107)
Balance at March 31, 2024	$4	$30,292	$(2,324)	$40,978	$(27,769)	$41,181	$169	$41,350	$—

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$1,409	$(212)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	674	741
Investment losses, net	2	1,836
Deferred income tax benefit	(216)	(102)
(Gain) loss on sale of businesses	(41)	19
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(2,205)	(2,687)
Inventories	1,517	1,015
Reinsurance recoverable and Other assets	(219)	68
Insurance liabilities	1,778	532
Pharmacy and other service costs payable	135	4,637
Accounts payable and Accrued expenses and other liabilities	(1,174)	(1,068)
Other, net	260	61
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,920	4,840
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	94	268
Investment maturities and repayments:
Debt securities and equity securities	222	179
Commercial mortgage loans	85	4
Other sales, maturities and repayments (primarily short-term and other long-term investments)	331	272
Investments purchased or originated:
Debt securities and equity securities	(952)	(180)
Commercial mortgage loans	(34)	(32)
Other (primarily short-term and other long-term investments)	(475)	(594)
Property and equipment purchases, net	(327)	(300)
Divestitures, net of cash sold	2,346	—
Renewable energy tax credit equity investments	(92)	(104)
Other, net	(1)	(8)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,197	(495)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	36	43
Withdrawals and benefit payments from contractholder deposit funds	(64)	(65)
Net change in short-term debt	(891)	(364)
Repayment of long-term debt	(700)	(2,210)
Net proceeds on issuance of long-term debt	—	4,462
Repurchase of common stock	(1,508)	(4,022)
Issuance of common stock	69	181
Common stock dividend paid	(412)	(401)
Other, net	(211)	(153)
NET CASH USED IN FINANCING ACTIVITIES	(3,681)	(2,529)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	9	(9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(555)	1,807
Cash, cash equivalents and restricted cash January 1, (1)	8,931	8,337
Cash, cash equivalents and restricted cash, March 31, (1)	8,376	10,144
Cash and cash equivalents reclassified to assets of businesses held for sale	—	(1,660)
Cash, cash equivalents and restricted cash March 31, per Consolidated Balance Sheets (1)	$8,376	$8,484
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$140	$110
Interest paid	$379	$336
(1)Restricted cash and cash equivalents were reported in other long-term investments.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business
The Cigna Group®, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. We relentlessly challenge ourselves to partner and innovate solutions for better health. Powered by our people and our brands, we advance our mission to improve the health and vitality of those we serve.

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. The majority of these products and services are offered through employers and other entities, such as governmental and nongovernmental organizations, unions and associations. Cigna Healthcare® also offers health and dental insurance products to individuals in the United States and select international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

A full description of our segments follows:
The Evernorth Health Services® reportable segment includes the Pharmacy Benefit Services and the Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live richer, healthier lives.

Pharmacy Benefit Services drives high-quality, cost-effective pharmacy care through various services, such as drug claim adjudication, retail pharmacy network administration, benefit design consultation, drug utilization review, drug formulary management and access to our home delivery pharmacy. Specialty and Care Services provides specialty drugs for the treatment of complex and rare diseases, specialty distribution of pharmaceuticals and medical supplies, as well as clinical programs to help our clients drive better whole-person health outcomes through care services.

The Cigna Healthcare reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured clients, self-insured clients and individual health insurance plans. International Health provides health care solutions in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations. U.S. Healthcare also included the Medicare Advantage and related businesses until the divestiture of such businesses to Health Care Services Corporation ("HCSC") on March 19, 2025 (see Note 5 to the Consolidated Financial Statements for further information).
Other Operations comprises the remainder of our business operations, which includes certain continuing (corporate-owned life insurance ("COLI")), run-off and other non-strategic businesses. Our run-off businesses include the (i) variable annuity reinsurance business that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013, (ii) settlement annuity business, and (iii) individual life insurance and annuity and retirement benefits businesses, which were sold through reinsurance agreements.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain amounts in the Consolidated Statements of Cash Flows have been reclassified to conform to current year presentation and did not have a significant impact on our Consolidated Financial Statements.

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

The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the 2024 Annual Report on Form 10-K ("2024 Form 10-K"). The Company has not included certain footnote disclosures that would substantially duplicate the disclosures contained in its 2024 Form 10-K, unless the information in those disclosures materially changed or is required by GAAP. The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.
Recent Accounting Pronouncements

The Company's 2024 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. There are no updates on significant accounting pronouncements recently adopted or recently issued and not yet adopted that have occurred since the Company filed its 2024 Form 10-K.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	March 31, 2025	December 31, 2024
Noninsurance customer receivables	$13,357	$11,879
Pharmaceutical manufacturers receivables	11,393	10,914
Insurance customer receivables	1,488	3,199
Other receivables	691	162
Total		$26,154
Accounts receivable, net classified as assets of businesses held for sale		(1,927)
Total	$26,929	$24,227

These accounts receivable are reported net of our allowances of $5.7 billion and $5.0 billion as of March 31, 2025 and December 31, 2024, respectively. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses and other non-credit adjustments.

The Company's allowance for current expected credit losses was $296 million as of March 31, 2025 and $84 million as of December 31, 2024.

Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility began in July 2023 with an initial term of two years, followed by automatic one-year renewal terms unless terminated by either party. The Facility's total capacity is $1.5 billion.
We sold manufacturer accounts receivable under the Facility of $1.4 billion and $1.9 billion for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, factoring fees paid were not material. As of March 31, 2025 and December 31, 2024, all sold accounts receivable had been collected from pharmaceutical manufacturers. As of March 31, 2025, all collections had been remitted to the financial institution. As of December 31, 2024, there was $1.0 billion of collections from pharmaceutical manufacturers that have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require.

As of each of March 31, 2025 and December 31, 2024, $1.6 billion of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier.

As of March 31, 2025, we have been informed by the financial institution that $563 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
Note 5 – Divestiture

On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies® businesses (the "Disposal Group" or the "HCSC transaction"). The purchase price increased from $3.3 billion to $4.8 billion, subject to post-closing contractual adjustments, reflecting higher statutory surplus for the legal entities when conveyed to HCSC.
For the three months ended March 31, 2025, the Company recognized a gain of $37 million pre-tax ($112 million after-tax) within Gain (loss) on sale of businesses in the Consolidated Statements of Income. The Company received $4.2 billion cash proceeds at closing. We expect receipt of the remaining $0.6 billion in the fourth quarter of 2025 upon HCSC's collection of amounts due from the Centers for Medicare and Medicaid Services.
The Company determined that the Disposal Group met the criteria to be classified as held for sale and aggregated and classified the assets and liabilities as held for sale in our Consolidated Balance Sheets as of December 31, 2024. The assets and liabilities held for sale as of December 31, 2024 were as follows:

(In millions)	December 31, 2024
Cash and cash equivalents	$1,339
Investments	1,444
Accounts receivable, net	1,927
Other assets, including Goodwill (1)	2,294
Total assets of businesses held for sale	7,004
Insurance and contractholder liabilities	1,579
All other liabilities	831
Total liabilities of businesses held for sale	$2,410
(1) Includes Goodwill of $94 million as of December 31, 2024.
Integration and Transaction-Related Costs
In 2025 and 2024, the Company incurred transaction-related costs associated with the HCSC transaction. These costs incurred consisted primarily of certain projects to separate the Company's systems, products and services; fees for legal, advisory and other professional services; and certain employment-related costs. These costs were $216 million pre-tax ($164 million after-tax) for the three months ended March 31, 2025, compared with $37 million pre-tax ($29 million after-tax) for the three months ended March 31, 2024.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2025			March 31, 2024
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income (loss)	$1,323		$1,323	$(277)		$(277)
Shares:
Weighted average	270,867		270,867	286,465		286,465
Common stock equivalents		2,086	2,086		—	—
Total shares	270,867	2,086	272,953	286,465	—	286,465
Earnings per share	$4.88	$(0.03)	$4.85	$(0.97)	$—	$(0.97)
For the three months ended March 31, 2025, 2.3 million outstanding employee stock options were excluded in the computation of diluted earnings per share because their effect was anti-dilutive. For the three months ended March 31, 2024, due to the Shareholders' net loss, 8.2 million outstanding employee stock options, unvested restricted stock grants and units, and strategic performance shares were excluded in the computation of diluted earnings per share because their effect was anti-dilutive.

The Company held approximately 134.1 million shares of common stock in treasury as of March 31, 2025, 128.7 million shares as of December 31, 2024 and 117.8 million shares as of March 31, 2024.
Note 7 – Debt
Short-Term and Long-Term Debt. During the three months ended March 31, 2025, the Company redeemed at par its $700 million 5.685% senior notes that were due March 2026. For more information regarding our short-term and long-term debt, see Note 7 of the Company's 2024 Form 10-K.

Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of March 31, 2025, there were no outstanding balances under these revolving credit agreements.

In April 2025, the Company replaced its previous revolving credit agreements and entered into a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030, with an option to extend the maturity date for additional one-year periods, subject to consent of the banks (the "Credit Agreement"). The Company can borrow up to $6.5 billion under the Credit Agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.

The Credit Agreement includes an option to increase commitments up to $1.5 billion for a maximum total commitment of $8.0 billion. The Credit Agreement allows for borrowings at either a base rate, term Secured Overnight Financing Rate ("SOFR") or daily simple SOFR plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

The Credit Agreement also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreement, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper outstanding balance as of March 31, 2025.
Debt Covenants. The Company was in compliance with its debt covenants as of March 31, 2025.

Interest Expense. Interest expense on long-term and short-term debt was $362 million for the three months ended March 31, 2025 and $369 million for the three months ended March 31, 2024.
Note 8 – Common and Preferred Stock

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2025
March 5, 2025	March 20, 2025	$1.51	$412
2024
March 6, 2024	March 21, 2024	$1.40	$401
On April 23, 2025, the Board of Directors declared the second quarter cash dividend of $1.51 per share of The Cigna Group common stock to be paid on June 18, 2025 to shareholders of record on June 3, 2025. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board of Director's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	March 31, 2025			December 31, 2024			March 31, 2024
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,452	$56	$4,508	$4,932	$86	$5,018	$5,863
Other	172	194	366	147	144	291	260
Future policy benefits
Cigna Healthcare	38	154	192	91	507	598	607
Other Operations	151	3,157	3,308	157	3,140	3,297	3,460
Contractholder deposit funds
Cigna Healthcare	—	—	—	9	115	124	141
Other Operations	348	5,903	6,251	366	5,958	6,324	6,452
Market risk benefits	30	800	830	25	760	785	891
Unearned premiums	793	45	838	753	31	784	836
Total				6,480	10,741	17,221	18,510
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)				(1,092)	(487)	(1,579)	(2,081)
Total insurance and contractholder liabilities	$5,984	$10,309	$16,293	$5,388	$10,254	$15,642	$16,429
(1) Amounts classified as liabilities of businesses held for sale include $983 million of Unpaid claims, $408 million of Future policy benefits, $85 million of Unearned premiums and $103 million of Contractholder deposit funds as of December 31, 2024 and $1,378 million of Unpaid claims, $427 million of Future policy benefits, $161 million of Unearned premiums and $115 million of Contractholder deposit funds as of March 31, 2024.

Insurance and contractholder liabilities expected to be paid within one year are classified as current.

B.Unpaid Claims and Claim Expenses – Cigna Healthcare
This liability reflects estimates of the ultimate cost of claims that have been incurred but not reported, expected development on reported claims, claims that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.4 billion at March 31, 2025 and $5.4 billion at March 31, 2024. The decrease was driven by the HCSC transaction.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Three Months Ended March 31,
(In millions)	2025 (1)	2024 (1)
Beginning balance	$5,018	$5,092
Less: Reinsurance and other amounts recoverable	159	236
Beginning balance, net	4,859	4,856
Incurred costs related to:
Current year	10,606	9,452
Prior years	(222)	(226)
Total incurred	10,384	9,226
Paid costs related to:
Current year	6,078	5,072
Prior years	3,472	3,352
Total paid	9,550	8,424
Less: Divestiture and other	1,323	—
Ending balance, net	4,370	5,658
Add: Reinsurance and other amounts recoverable	138	205
Ending balance	$4,508	$5,863
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale prior to the completion of the HCSC transaction. As of December 31, 2024, March 31, 2024 and December 31, 2023, includes $983 million and $1,378 million, $823 million classified as liabilities of businesses held for sale, respectively.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Three Months Ended March 31,
	2025		2024
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$96	0.3%	$76	0.2%
Medical cost trend	126	0.3	150	0.4
Total favorable variance	$222	0.6%	$226	0.6%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2024.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2023.

Favorable prior year development in both years primarily reflects lower than expected utilization of medical services as compared to our assumptions.

C.Future Policy Benefits

Cigna Healthcare

Future policy benefits for the Cigna Healthcare segment were primarily related to the businesses divested to HCSC on March 19, 2025. Excluding the divestiture, changes in the future policy benefits for the three months ended March 31, 2025 and March 31, 2024 were not material.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	March 31, 2025	March 31, 2024
Interest accretion rate	5.64%	5.64%
Current discount rate	5.30%	5.16%
Weighted average duration	10.8 years	11.3 years

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

Future policy benefits for Other Operations includes deferred profit liability of $359 million as of March 31, 2025 and $379 million as of March 31, 2024. Future policy benefits excluding deferred profit liability were $3.0 billion as of March 31, 2025, $3.1 billion as of March 31, 2024, $2.9 billion as of December 31, 2024, and $3.2 billion as of December 31, 2023. Undiscounted expected future policy benefits were $4.3 billion as of March 31, 2025 and $4.4 billion as of March 31, 2024. As of March 31, 2025 and March 31, 2024, $0.9 billion and $1.0 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.3 billion as of both as of March 31, 2025 and December 31, 2024 and $6.5 billion as of both March 31, 2024 and December 31, 2023. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. Changes in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments, partially offset by deposits and interest credited.

As of March 31, 2025, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.20%, $2.8 billion and $2.8 billion, respectively. The comparative amounts as of March 31, 2024 were 3.33%, $3.0 billion and $2.8 billion, respectively. More than 99% of the $4.0 billion liability as of both March 31, 2025 and March 31, 2024 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion as of both March 31, 2025 and March 31, 2024 represented contracts with policies at the guarantee. As of both March 31, 2025 and March 31, 2024, $1.2 billion was 50-150 basis points ("bps") above the guarantee and the remaining $1.6 billion represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both March 31, 2025 and March 31, 2024, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Balance, beginning of year	$785	$1,003
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	838	1,085
Changes due to expected run-off	(4)	(3)
Changes due to capital markets versus expected	44	(113)
Changes due to policyholder behavior versus expected	—	(14)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	878	955
Nonperformance risk (own credit risk), end of period	(48)	(64)
Balance, end of period	$830	$891
Reinsured market risk benefit, end of period	$876	$951

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

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2025	March 31, 2024
Net amount at risk	$1,412	$1,441
Average attained age of contractholders (weighted by exposure)	77.0 years	77.7 years

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

The Company's reinsurance recoverables as of March 31, 2025 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$6	$177	$183
BBB- to BBB+ equivalent current credit ratings (2)	—	—	63	63
Not rated	101	3	3	107
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	304	2,804	208	3,316
Not rated	—	6	1	7
Total reinsurance recoverables before market risk benefits	$405	$2,819	$452	$3,676
Allowance for uncollectible reinsurance				(31)
Market risk benefits				876
Total reinsurance recoverables (4)				$4,521
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by a nationally recognized statistical ratings organization ("NRSRO").
(3)Comprised of six reinsurers of which 75% is held by two reinsurers, Lincoln National Life Insurance Company and Lincoln Life and Annuity Company of New York.
(4)Includes $146 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining at March 31, 2025. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both March 31, 2025 and 2024, market risk benefits (shown in the table net of nonperformance risk as of March 31, 2025) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of March 31, 2025, approximately 90% of the Berkshire recoverable is secured by assets in a trust.

Note 11 – Investments

The following table summarizes the Company's investments by category and current or long-term classification:

	March 31, 2025			December 31, 2024
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$454	$7,761	$8,215	$463	$8,960	$9,423
Equity securities	11	548	559	7	554	561
Commercial mortgage loans	66	1,228	1,294	108	1,243	1,351
Policy loans	—	1,128	1,128	—	1,156	1,156
Other long-term investments	—	4,685	4,685	—	4,576	4,576
Short-term investments	196	—	196	170	—	170
Total				$748	$16,489	$17,237
Investments classified as assets of businesses held for sale (1)				(83)	(1,361)	(1,444)
Investments per Consolidated Balance Sheets	$727	$15,350	$16,077	$665	$15,128	$15,793
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2024. These investments were primarily comprised of debt securities.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of March 31, 2025:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$622	$555
Due after one year through five years	3,334	3,224
Due after five years through ten years	2,388	2,270
Due after ten years	2,036	1,837
Mortgage and other asset-backed securities	357	329
Total	$8,737	$8,215
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2025
Federal government and agency	$211	$—	$16	$(4)	$223
State and local government	24	—	1	—	25
Foreign government	359	—	8	(9)	358
Corporate	7,786	(107)	116	(515)	7,280
Mortgage and other asset-backed	357	—	2	(30)	329
Total	$8,737	$(107)	$143	$(558)	$8,215

December 31, 2024
Federal government and agency	$276	$—	$14	$(9)	$281
State and local government	37	—	1	(1)	37
Foreign government	350	—	5	(11)	344
Corporate	9,091	(111)	102	(659)	8,423
Mortgage and other asset-backed	371	—	1	(34)	338
Total	$10,125	$(111)	$123	$(714)	$9,423

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

	March 31, 2025				December 31, 2024
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$567	$573	$(6)	353	$1,203	$1,227	$(24)	545
Below investment grade	220	228	(8)	802	245	250	(5)	739
More than one year
Investment grade	3,818	4,319	(501)	1,080	4,687	5,319	(632)	1,297
Below investment grade	325	368	(43)	107	416	469	(53)	123
Total	$4,930	$5,488	$(558)	2,342	$6,551	$7,265	$(714)	2,704

Equity Securities
The following table provides the values of the Company's equity security investments:

	March 31, 2025		December 31, 2024
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$637	$38	$635	$37
Equity securities with no readily determinable fair value	3,217	521	3,215	524
Total	$3,854	$559	$3,850	$561
Commercial Mortgage Loans
Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high-quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. The annual portfolio review performed in the second quarter of 2024 confirmed ongoing strong overall credit quality in line with the previous year's results. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 in the Company's 2024 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	March 31, 2025			December 31, 2024
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$503	2.05		$547	2.07
60% to 79%	628	1.71		595	1.83
80% to 100%	163	0.88		209	0.51
Total	$1,294	1.72	69%	$1,351	1.70	69%

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

	Carrying Value as of
(In millions)	March 31, 2025	December 31, 2024
Real estate investments	$1,808	$1,763
Securities partnerships	2,660	2,587
Other	217	226
Total	$4,685	$4,576

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

As of March 31, 2025, the notional value of interest rate swap contracts increased to $3.0 billion compared to $2.7 billion as of December 31, 2024. There were no other material changes to the Company's derivative financial instruments during the three months ended March 31, 2025. Please refer to the Company's 2024 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of March 31, 2025 and December 31, 2024. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

C.Investment Gains and Losses

Net investment losses before income taxes were $2 million for the three months ended March 31, 2025 versus $1,836 million for the three months ended March 31, 2024. This decrease was primarily driven by the impairment of equity securities in 2024. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
Note 12 – Fair Value Measurements
For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 12 in the Company's 2024 Form 10-K.

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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Financial assets at fair value
Debt securities
Federal government and agency	$104	$165	$119	$116	$—	$—	$223	$281
State and local government	—	—	25	37	—	—	25	37
Foreign government	—	—	358	344	—	—	358	344
Corporate	—	—	6,951	8,049	329	374	7,280	8,423
Mortgage and other asset-backed	—	—	285	295	44	43	329	338
Total debt securities	104	165	7,738	8,841	373	417	8,215	9,423
Equity securities (1)	1	1	37	36	—	—	38	37
Short-term investments	—	—	196	170	—	—	196	170
Derivative assets	—	—	153	168	—	—	153	168
Financial liabilities at fair value
Derivative liabilities	$—	$—	$2	$1	$—	$—	$2	$1
(1)Excludes certain equity securities that have no readily determinable fair value.

Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Additionally, as discussed in Note 9E in the Company's 2024 Form 10-K, the Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	March 31, 2025	December 31, 2024	Unobservable Input March 31, 2025	March 31, 2025		December 31, 2024
Debt securities
Corporate	$329	$373	Liquidity	5 - 1475 (300)	bps	60 - 1520 (370)	bps
Mortgage and other asset-backed securities	44	43	Liquidity	105 - 575 (290)	bps	100 - 550 (280)	bps
Other debt securities	—	1
Total Level 3 debt securities	$373	$417

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Three Months Ended March 31,
(In millions)	2025	2024
Debt securities
Beginning balance	$417	$447
Losses included in Shareholders' net income (loss)	(10)	(21)
Gains (losses) included in Other comprehensive loss	7	(3)
Purchases, sales and settlements
Purchases	2	—
Settlements	(31)	(14)
Total purchases, sales and settlements	(29)	(14)
Transfers into / (out of) Level 3
Transfers into Level 3	18	16
Transfers out of Level 3	(30)	(3)
Total transfers into / (out of) Level 3	(12)	13
Ending balance	$373	$422
Total losses included in Shareholders' net income (loss) attributable to instruments held at the reporting date	$(13)	$(21)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$3	$(4)

Total gains and losses included in Shareholders' net income (loss) in the tables above are reflected in the Consolidated Statements of Income as Net investment losses and Net investment income. Gains and losses included in Other comprehensive loss, net of tax in the tables above are reflected in Net unrealized (depreciation) appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty, and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2025 and 2024 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. See discussion under Quantitative Information about Unobservable Inputs above for more information.

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the three months ended March 31, 2025 and 2024 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Guaranteed separate accounts (See Note 16)	$227	$231	$328	$345	$—	$—	$555	$576
Non-guaranteed separate accounts (1)	275	267	5,559	5,575	255	228	6,089	6,070
Subtotal	$502	$498	$5,887	$5,920	$255	$228	6,644	6,646
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							633	632
Total							$7,277	$7,278
(1)Non-guaranteed separate accounts include $3.8 billion as of each of March 31, 2025 and December 31, 2024 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of each of March 31, 2025 and December 31, 2024, respectively. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2025 or 2024.

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

For the three months ended March 31, 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. In the first quarter of 2024, we determined our investment in VillageMD was impaired and recorded a $1.8 billion loss in Net investment losses in the Company's Consolidated Statements of Income. Observable price changes for equity securities with no readily determinable fair value were not material for the three months ended March 31, 2025 and March 31, 2024.

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

	Classification in Fair Value Hierarchy	March 31, 2025		December 31, 2024
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,228	$1,294	$1,256	$1,351
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,149	$30,371	$28,392	$31,008

Note 13 – Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) ("AOCI") includes net unrealized (depreciation) appreciation on securities and derivatives, change in discount rate and instrument-specific credit risk for certain long-duration insurance contractholder liabilities (see Note 9 to the Consolidated Financial Statements), foreign currency translation, and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income (loss) in the same period that the related pre-tax AOCI reclassifications are recognized.

Shareholders' other comprehensive loss, net of tax, for the three months ended March 31, 2025 and March 31, 2024 is primarily attributable to the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Securities and Derivatives
Beginning balance	$832	$171
Unrealized (depreciation) appreciation on securities and derivatives, before reclassification, net of tax benefit (expense) of $49 and $(39), respectively	(134)	104
Amounts reclassified to Shareholders' net income (loss), net of tax (benefit) of $(9) and $(5), respectively	34	17
Other comprehensive (loss) income, net of tax	(100)	121
Ending balance	$732	$292
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(2,038)	$(971)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax benefit of $33 and $186, respectively	(108)	(546)
Amounts reclassified to Shareholders' net income (loss), net of tax expense of $16 and $—, respectively	(56)	—
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit of $49 and $186, respectively	(164)	(546)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit of $1 and $4, respectively	(4)	(14)
Other comprehensive (loss), net of tax	(168)	(560)
Ending balance	$(2,206)	$(1,531)
Translation of foreign currencies
Beginning balance	$(198)	$(149)
Net translation of foreign currencies, before reclassification, net of tax (expense) of $(6) and $(2), respectively	13	(26)
Ending balance	$(185)	$(175)
Postretirement benefits liability
Beginning balance	$(937)	$(915)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(2) and $(3), respectively	6	5
Ending balance	$(931)	$(910)
Total Accumulated other comprehensive loss
Beginning balance	$(2,341)	$(1,864)
Shareholders' other comprehensive (loss), net of tax benefit of $82 and $141, respectively	(249)	(460)
Ending balance	$(2,590)	$(2,324)

Note 14 – Strategic Optimization Program
In 2025, the Company commenced an enterprise-wide initiative to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. This program is expected to continue through December 2026 and include severance and other employee costs, accelerated asset amortization, and the operating results of certain small non-strategic businesses that we plan to discontinue. As we continue to evaluate additional opportunities to improve the overall efficiency and effectiveness of our operations, we anticipate future charges.

During the three months ended March 31, 2025, we reported total costs of $215 million, pre-tax ($163 million, after-tax) associated with this initiative, including a charge in Selling, general and administrative expenses of $198 million, pre-tax ($150 million, after-tax) that was primarily associated with employee severance. The remainder reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2025.

The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities during the three months ended March 31, 2025:

(In millions)
Balance, December 31, 2024	$—
First quarter 2025 charge	171
2025 payments	(10)
Balance, March 31, 2025	$161

Note 15 – Income Taxes
Income Tax Expense
The 14.5% effective tax rate for the three months ended March 31, 2025 was lower than the 368.4% rate for the three months ended March 31, 2024 primarily due to the absence of a valuation allowance related to the impairment of equity securities in 2024, partially offset by the absence of tax benefits recorded in 2024 related to the release of tax reserves following favorable state audit resolutions and the impact related to the HCSC transaction.

As of March 31, 2025, we had approximately $856 million in deferred tax assets ("DTAs") associated with the impairment of equity securities as well as unrealized investment losses. A valuation allowance of $636 million, of which $427 million was established in the three months ended March 31, 2024, drove the higher effective tax rate and was almost entirely related to the impairment of equity securities discussed in Note 11 to the Consolidated Financial Statements. We have determined that a valuation allowance against the remaining DTAs is not currently required based on the Company's loss carryback capacity and ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any additional valuation allowance.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2025, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $410 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2025. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2025 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of March 31, 2025.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the three months ended March 31, 2025.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended March 31,
	2025		2024
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax
Integration and transaction-related costs (Selling, general and administrative expenses)	$216	$164	$37	$29
Strategic optimization program (primarily Selling, general and administrative expenses)	215	163	—	—
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	17	—	17
(Gain) loss on sale of businesses	(41)	(115)	19	(43)
Total impact from special items	$390	$229	$56	$3

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2025
Revenues from external customers	$52,002	$13,168	$94	$—	$65,264
Intersegment revenues	1,648	1,231	12	(2,891)
Net investment income	31	133	69	5	238
Total revenues	53,681	14,532	175	(2,886)	65,502
Net investment results from certain equity method investments	—	(50)	—	—	(50)
Adjusted revenues	$53,681	$14,482	$175	$(2,886)	$65,452
Pharmacy and other service costs	51,121	—
Medical costs	—	10,385
Selling, general and administrative expenses	1,024	2,812
Other segment items (1)
Interest (expense) and other	—	2
Less: Income attributable to noncontrolling interests	102	—
Pre-tax adjusted income (loss) from operations	1,434	1,287	—	(411)	2,310

Income (loss) before income taxes	$1,108	$1,364	$(20)	$(804)	$1,648
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(102)	—	—	—	(102)
Net investment (gains) losses (2)	(4)	(47)	3	—	(48)
Amortization of acquired intangible assets	415	7	—	—	422
Special items
Integration and transaction-related costs	—	—	—	216	216
Strategic optimization program	21	—	17	177	215
(Gain) on sale of businesses	(4)	(37)	—	—	(41)
Pre-tax adjusted income (loss) from operations	$1,434	$1,287	$—	$(411)	$2,310

Other segment information
Depreciation and amortization	$584	$83	$2	$5	$674
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2024
Revenues from external customers	$44,886	$12,012	$66	$1	$56,965
Intersegment revenues	1,281	1,124	25	(2,430)
Net investment income	59	149	75	7	290
Total revenues	46,226	13,285	166	(2,422)	57,255
Net investment results from certain equity method investments	—	(8)	—	—	(8)
Adjusted revenues	$46,226	$13,277	$166	$(2,422)	$57,247
Pharmacy and other service costs	43,838	—
Medical costs	—	9,219
Selling, general and administrative expenses	951	2,720
Other segment items (1)
Interest (expense) and other	—	2
Less: income attributable to noncontrolling interests	77	—
Pre-tax adjusted income (loss) from operations	1,360	1,340	18	(409)	2,309

(Loss) income before income taxes	$(436)	$943	$18	$(446)	$79
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(77)	—	—	—	(77)
Net investment losses (2)	1,456	372	—	—	1,828
Amortization of acquired intangible assets	417	6	—	—	423
Special items
Integration and transaction-related costs	—	—	—	37	37
Loss on sale of businesses	—	19	—	—	19
Pre-tax adjusted income (loss) from operations	$1,360	$1,340	$18	$(409)	$2,309

Other segment information
Depreciation and amortization	$606	$124	$1	$10	$741
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended March 31,
(In millions)	2025	2024
Products (Pharmacy revenues) (ASC 606)
Network revenues	$28,212	$24,166
Home delivery and specialty revenues	18,937	16,458
Other revenues	3,077	2,546
Total Evernorth Health Services	50,226	43,170
Other Operations	13	17
Corporate and eliminations	(1,606)	(1,151)
Total Pharmacy revenues	48,633	42,036
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	4,688	4,393
Medicare Advantage	2,363	2,287
Stop loss	1,868	1,668
Individual and Family Plans	859	1,040
Other	1,872	1,258
U.S. Healthcare	11,650	10,646
International Health	978	885
Total Cigna Healthcare	12,628	11,531
Other Operations	81	48
Corporate and eliminations	27	24
Total Premiums	12,736	11,603
Services (Fees) (ASC 606) and Other revenues (1)
Evernorth Health Services	3,424	2,997
Cigna Healthcare	1,771	1,605
Other Operations	12	26
Corporate and eliminations	(1,312)	(1,302)
Total Fees and other revenues (1)	3,895	3,326
Total revenues from external customers	$65,264	$56,965
(1)Other revenues for the three months ended March 31, 2025 and 2024 were $162 million and $90 million, respectively.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period, and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.9 billion as of both March 31, 2025 and December 31, 2024.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2025, compared with December 31, 2024 and our results of operations for the three months ended March 31, 2025, compared with the same period last year and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2024 Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding the Company's significant accounting policies and see Note 2 to the Consolidated Financial

Statements in this Form 10-Q for updates to those policies resulting from adopting new accounting guidance, if any. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. We define adjusted income (loss) from operations as shareholders' net income (loss) (or income (loss) before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net investment gains/losses, amortization of acquired intangible assets and special items. The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income (loss). See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income (loss).
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on The Cigna Group's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to improve the health and vitality of those we serve; future growth, business strategy, and strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary and interest rate pressures; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions and their expected benefits; and other statements regarding The Cigna Group's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors, and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with health care payors, physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learning; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations, which could lead to an impairment charge; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; uncertainties surrounding participation in government-sponsored programs and providing services to payors who participate in government-sponsored programs; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates; risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A - "Risk Factors" in our 2024 Form 10-K, discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. For further information on our business and strategy, see Part I, Item 1 - "Business" in our 2024 Form 10-K.

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Change
Pharmacy revenues	$48,633	$42,036	16%
Premiums	12,736	11,603	10
Fees and other revenues	3,895	3,326	17
Net investment income	238	290	(18)
Total revenues	65,502	57,255	14
Pharmacy and other service costs	48,398	41,431	17
Medical costs and other benefit expenses	10,498	9,440	11
Selling, general and administrative expenses	4,213	3,705	14
Amortization of acquired intangible assets	422	423	—
Total benefits and expenses	63,531	54,999	16
Income from operations	1,971	2,256	(13)
Interest expense and other	(362)	(322)	12
Gain (loss) on sale of businesses	41	(19)	N/M
Net investment losses	(2)	(1,836)	(100)
Income before income taxes	1,648	79	N/M
Total income taxes	239	291	(18)
Net income (loss)	1,409	(212)	N/M
Less: Net income attributable to noncontrolling interests	86	65	32
Shareholders' net income (loss)	$1,323	$(277)	N/M	%
Consolidated effective tax rate	14.5%	368.4%	N/M	bps
Medical customers (in thousands)	18,043	19,184	(6)%

Reconciliation of Shareholders' Net Income (Loss) (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2025		2024
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income (loss)		$1,323		$(277)
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(48)	(48)	$1,828	1,827
Amortization of acquired intangible assets	422	336	423	322
Special items
Integration and transaction-related costs	216	164	37	29
Strategic optimization program	215	163	—	—
Deferred tax expenses, net (2)	—	17	—	17
(Gain) loss on sale of businesses	(41)	(115)	19	(43)
Total special items	$390	229	$56	3
Adjusted income from operations		$1,840		$1,875
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.
(2)Represents amortization of a foreign tax attribute. See Note 20 to the Consolidated Financial Statements in our 2024 Form 10-K for additional details.

Reconciliation of Shareholders' Net Income (Loss) (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2025		2024
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income (loss) (1)		$4.85		$(0.97)
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (2)	$(0.18)	(0.18)	$6.31	6.31
Amortization of acquired intangible assets	1.54	1.23	1.46	1.10
Special items
Integration and transaction-related costs	0.79	0.60	0.12	0.10
Strategic optimization program	0.79	0.60	—	—
Deferred tax expenses, net (3)	—	0.06	—	0.06
(Gain) loss on sale of businesses	(0.15)	(0.42)	0.07	(0.15)
Total special items	$1.43	0.84	$0.19	0.01
Adjusted income from operations (4)		$6.74		$6.47
(1) For the three months ended March 31, 2024, due to the anti-dilutive effect resulting from the Shareholders' net loss for the period, the impact of potentially dilutive securities has been excluded from the calculation of weighted average shares for the calculation of diluted Shareholders’ net loss per share. Weighted average common shares outstanding used to calculate diluted Shareholders’ net loss per share for the three months ended March 31, 2024 were 286,465 thousand.
(2) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.
(3) Represents amortization of a foreign tax attribute. See Note 20 to the Consolidated Financial Statements in our 2024 Form 10-K for additional details.
(4) For the three months ended March 31, 2024, due to the adjusted income from operations, the number of weighted average shares used to calculate Adjusted income from operations per share reflects the dilution caused by outstanding stock options, unvested restricted stock grants and units, and strategic performance shares. Weighted average common shares outstanding used to calculate Adjusted income from operations per share for the three months ended March 31, 2024 were 289,717 thousand.

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2025	2024	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$53,681	$46,226	16%
Cigna Healthcare	14,482	13,277	9
Other Operations	175	166	5
Corporate, net of eliminations	(2,886)	(2,422)	19
Adjusted revenues	65,452	57,247	14
Net investment results from certain equity method investments	50	8	N/M
Total revenues	$65,502	$57,255	14%
Shareholders' net income (loss)	$1,323	$(277)	N/M %
Adjusted income from operations	$1,840	$1,875	(2)%
Earnings per share (diluted)
Shareholders' net income (loss)	$4.85	$(0.97)	N/M %
Adjusted income from operations	$6.74	$6.47	4%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,434	$1,360	5%
Cigna Healthcare	1,287	1,340	(4)
Other Operations	—	18	N/M
Corporate, net of eliminations	(411)	(409)	—
Consolidated pre-tax adjusted income from operations	2,310	2,309	—
Income attributable to noncontrolling interests	102	77	32
Net investment income (losses) (1)	48	(1,828)	N/M
Amortization of acquired intangible assets	(422)	(423)	—
Special items	(390)	(56)	N/M
Income before income taxes	$1,648	$79	N/M %
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

For further analysis and explanation of each segment's results, see the "Segment Reporting" section in this MD&A.
Commentary: Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
The commentary presented below, and the segment commentaries that follow, compare results for the three months ended March 31, 2025 with results for the three months ended March 31, 2024. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income (loss) increased $1,600 million, primarily reflecting the absence of net investment losses recorded in 2024 ($1,875 million, after tax) driven by the impairment of equity securities.
Adjusted income from operations decreased 2%, primarily reflecting the absence of state tax benefits recorded in 2024 (-2%) and lower earnings in Cigna Healthcare (-3%), partially offset by higher earnings in Evernorth Health Services (+4%).
Medical customers decreased 6%, primarily reflecting the HCSC transaction (defined below).
Pharmacy revenues increased 16%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Premiums increased 10%, primarily reflecting higher premium rates in our U.S. Healthcare operating segment.
Fees and other revenues increased 17%, primarily reflecting growth in affordability services within our Pharmacy Benefit Services operating segment.
Net investment income decreased 18%, primarily due to lower average assets.

Pharmacy and other service costs increased 17%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Medical costs and other benefit expenses increased 11%, primarily reflecting higher medical costs in our U.S. Healthcare operating segment.
Selling, general and administrative ("SG&A") expenses increased 14%, primarily reflecting costs associated with the Strategic Optimization Program (+5%) and the HCSC transaction costs (+5%).
Gain (loss) on sale of businesses primarily reflects the HCSC transaction. See the "Divestiture of Medicare Advantage and Related Businesses" section below and Note 5 to the Consolidated Financial Statements for further discussion of the HCSC transaction.
Investment results primarily reflect the absence of the impairment of VillageMD equity securities that was recorded in 2024.
The effective tax rate decreased, primarily driven by the absence of a valuation allowance related to the impairment of equity securities recorded in 2024 (-540%), partially offset by the absence of state tax benefits recorded in 2024 (+88%) and the impact related to the HCSC transaction (+69%). See Note 15 to the Consolidated Financial Statements for further discussion of these matters.

Developments

Divestiture of Medicare Advantage and Related Businesses
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC," and such transaction, the "HCSC transaction"). The purchase price increased from $3.3 billion to $4.8 billion, subject to post-closing contractual adjustments, reflecting higher statutory surplus for the legal entities when conveyed to HCSC. The Company received $4.2 billion cash proceeds at closing. We expect receipt of the remaining $0.6 billion in the fourth quarter of 2025 upon HCSC's collection of amounts due from the Centers for Medicare and Medicaid Services ("CMS"). See Note 5 to the Consolidated Financial Statements for further information.
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
Regulatory Restrictions. Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 19 to the Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

Investment Portfolio. We support the liquidity needs of our businesses by managing the duration of invested assets to be consistent with the duration of liabilities. We manage the portfolio to both optimize returns in the current economic environment and meet our liquidity needs.

Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Operating activities	$1,920	$4,840
Investing activities	$1,197	$(495)
Financing activities	$(3,681)	$(2,529)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2025 compared with the same period in 2024.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums, fees, investment income, taxes, benefit costs, and other expenses.
Operating cash flows decreased for the three months ended March 31, 2025 primarily driven by the timing of settlements related to the accounts receivable facility as well as the absence of favorable net cash flow impacts from onboarding significant new clients in 2024.
Investing Activities. The increase in cash provided by investing activities reflects the net proceeds on the HCSC transaction, partially offset by higher investment purchases.
Financing Activities. The increase in cash used in financing activities in 2025 is driven by the absence of debt issuances that occurred in 2024, partially offset by lower share repurchases and lower debt repayments.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $0.5 billion for the three months ended March 31, 2025 and $0.6 billion for the three months ended March 31, 2024. Non-regulated subsidiaries also generate significant cash flows from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. There was no commercial paper outstanding balance as of March 31, 2025.
Revolving Credit Agreements. Our revolving credit agreements provide us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. In April 2025, the Company replaced its previous revolving credit agreements and entered into a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030. See Note 7 to the Consolidated Financial Statements for further information on our credit agreements and commercial paper program.
As of March 31, 2025, we had $6.5 billion of undrawn committed capacity under our revolving credit agreements (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $6.5 billion of remaining capacity under our commercial paper program, and $8.5 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain nonregulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 43.1% and 43.8% at March 31, 2025 and December 31, 2024, respectively. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $3.6 billion from its subsidiaries without further approvals as of March 31, 2025.
Use of Capital Resources
Short-Term and Long-Term Debt. During the three months ended March 31, 2025, the Company redeemed at par its $700 million 5.685% senior notes that were due March 2026. In April 2025, $900 million of 3.250% senior notes due April 2025 were repaid at maturity.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.3 billion in the three months ended March 31, 2025 compared to $0.3 billion in the three months ended March 31, 2024.

Dividends. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. See Note 8 to the Consolidated Financial Statements for further information regarding dividend payments and declarations.
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
We repurchased 5.0 million shares for approximately $1.5 billion during the three months ended March 31, 2025, compared to 10.1 million shares for approximately $3.4 billion during the three months ended March 31, 2024. From April 1, 2025 through May 1, 2025, we repurchased 3.2 million shares for approximately $1.1 billion. Share repurchase authority was $7.7 billion as of May 1, 2025.
Other Sources of Funds and Uses of Capital Resources

Divestiture. As discussed in the "Developments" section above, the HCSC transaction was completed on March 19, 2025. We anticipate using the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

Risks to Liquidity and Capital Resources

Risks to our liquidity and capital resources outlook include cash projections that may not be realized, and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section in our 2024 Form 10-K.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 16 to the Consolidated Financial Statements for discussion of various guarantees.

Due to the redemption of senior notes in the three months ended March 31, 2025, our long-term debt obligations as of March 31, 2025 have been updated compared to those previously provided in our 2024 Form 10-K. See Note 7 to the Consolidated Financial Statements for further discussion. Except for the item listed below, there have been no material changes to other information presented in our guarantees and contractual obligations set forth in our 2024 Form 10-K.
On balance sheet:

Long-Term Debt. Total scheduled payments on long-term debt are $47.3 billion through February 2054 (of which $3.1 billion relate to the remainder of 2025), which include scheduled interest payments and maturities of long-term debt.

CRITICAL ACCOUNTING ESTIMATES
The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the Consolidated Financial Statements. Management considers an accounting estimate to be critical if
•it requires assumptions to be made that were uncertain at the time the estimate was made; and
•changes in the estimate or different estimates that could have been selected could have a material effect on our consolidated results of operations or financial condition.
Management has discussed how critical accounting estimates are developed and selected with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented in our 2024 Form 10-K. We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2024 Form 10-K. As of March 31, 2025, there were no significant changes to the critical accounting estimates from what was reported in our 2024 Form 10-K.

SEGMENT REPORTING
The following section in this MD&A discusses the results of each of our segments. See Note 1 to the Consolidated Financial Statements for further description of our segments.
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
See the "Executive Overview" section in this MD&A for summarized financial results of each of our segments.
Evernorth Health Services Segment
Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities within our Pharmacy Benefit Services and Specialty and Care Services operating segments. As described in the introduction to Segment Reporting, Evernorth Health Services' performance is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.

Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations are claims volume, mix of claims, price and contract affordability services. Specialty and Care Services revenues are also impacted by customer and client growth. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2024 Form 10-K for additional information on revenue and cost recognition policies for this segment.

Key factors that impact both Pharmacy Benefit Services and Specialty and Care Services:
•Pharmacy claim volume (also referred to as utilization) relates to processing prescription claims filled by retail pharmacies in our network and dispensing prescription claims from our home delivery and specialty pharmacies, along with other claims.

Pharmacy claim volume (utilization) is impacted by new clients or organic customer growth through the expansion of existing clients or through the loss of customers and business.
•The mix of claims generally considers the type of drug and distribution channel method. In addition to the types of drugs, the mix of generic or biosimilar claims also impacts our results. Generally, a higher mix of generic and biosimilar drugs reduces revenues and increases income from operations, as generic and biosimilar drugs are typically priced lower than the branded drug counterparts, providing positive impacts on our clients, our customers and us.
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
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates (also referred to as affordability improvements). Through these affordability services, we seek to improve the effectiveness of our combined and standalone solutions, for our clients, by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our continued affordability improvements further reduce drug costs for our customers and clients, and we share in the value delivered, which generally results in a favorable impact on our income from operations.

Key factors that impact Specialty and Care Services:
•Customer and client growth, both organic and new business, in our Specialty and Care Services business generally results in increased revenues and income from operations. This includes client movement in our specialty, specialty distribution services, virtual care, physical primary care, benefits management and behavioral health services as we expand our businesses and build upon our cross-enterprise leverage.

Results of Operations

Financial Summary
	Three Months Ended March 31,
(Dollars in millions)	2025	2024	Change
Adjusted revenues (1)	$53,681	$46,226	16%
Pre-tax adjusted income from operations (1)	$1,434	$1,360	5%
Pre-tax margin (1)(2)	2.7%	2.9%	(20)	bps
SG&A expense ratio (3)	1.9%	2.1%	(20)	bps
(1)See Note 17 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 17 to the Consolidated Financial Statements for further details.
In this selected financial information, we present adjusted revenues and pre-tax income from operations by our two operating segments, Pharmacy Benefit Services and Specialty and Care Services.

Selected Financial Information
	Three Months Ended March 31,		Change
(Dollars and adjusted scripts in millions)	2025	2024
Total adjusted revenues
Pharmacy Benefit Services	$29,742	$26,107	14%
Specialty and Care Services	23,939	20,119	19
Total adjusted revenues	$53,681	$46,226	16%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$544	$525	4%
Specialty and Care Services	890	835	7
Total pre-tax adjusted income from operations	$1,434	$1,360	5%
Pharmacy claim volume (1)	539	513	5%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Commentary in parentheses regarding percentage changes represents the driver's impact on the overall category.

Adjusted revenues increased 16%, primarily reflecting higher utilization of prescription drugs from customer growth in both Specialty and Care Services (+7%) and Pharmacy Benefit Services (+5%), an increase due to claims mix in Pharmacy Benefit Services (+2%), and inflation on branded drugs in both Pharmacy Benefit Services (+1%) and Specialty and Care Services (+1%).

Pre-tax adjusted income from operations increased 5%, primarily reflecting specialty pharmacy growth in Specialty and Care Services (+7%) and continued affordability improvements in Pharmacy Benefit Services (+6%). These increases were partially offset by strategic investments and initiatives to support business growth (-4% in Specialty and Care Services and -2% in Pharmacy Benefit Services).

The SG&A expense ratio decreased 20 bps, primarily reflecting higher adjusted revenues as discussed above.

Cigna Healthcare Segment
Cigna Healthcare includes the U.S. Healthcare and International Health businesses, which provide comprehensive medical and coordinated solutions to clients and customers. As described in the introduction to Segment Reporting, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations.
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment. See "Developments" for further discussion.
Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations include revenue growth, customer growth, medical cost trend, percentage of Medicare Advantage customers in plans eligible for quality bonus payments, the medical care ratio ("MCR") and the SG&A expense ratio. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2024 Form 10-K for additional information on revenue and cost-recognition policies for this segment.

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
•Prior to the divestiture of our Medicare Advantage and related businesses to HCSC, the percentage of Medicare Advantage customers in bonus-eligible plans impacted the amount of quality bonus payments we receive.
•MCR represents medical costs as a percentage of premiums for our segment's insured businesses, and it is impacted by medical cost trend and premium rates. Affordability initiatives that serve to mitigate medical cost inflation also impact the MCR.
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024
Adjusted revenues (1)	$14,482	$13,277	9%
Pre-tax adjusted income from operations (1)	$1,287	$1,340	(4)%
Pre-tax margin (1)(2)	8.9%	10.1%	(120)	bps
Medical care ratio	82.2%	79.9%	230	bps
SG&A expense ratio (3)	19.4%	20.5%	(110)	bps
(1)See Note 17 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 17 to the Consolidated Financial Statements for further details.
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues increased 9%, or $1,205 million, primarily due to higher premiums within Medicare Part D (+$573 million), employer insured (+$295 million) and stop loss (+$200 million), reflecting premium rate increases to cover expected increases in underlying medical costs across those businesses.
Pre-tax adjusted income from operations decreased 4%, or $53 million, primarily due to a higher MCR (-$285 million), partially offset by a lower SG&A expense ratio (+$160 million).
The medical care ratio increased 230 bps, primarily due to higher medical costs, driven primarily by stop loss.
The SG&A expense ratio decreased 110 bps, primarily due to revenue growth outpacing volume-related expenses.

Medical Customers
Medical customers include individuals who meet any of the following criteria: are covered under a medical insurance policy, managed care arrangement, or administrative services agreement issued by Cigna Healthcare; have access to Cigna Healthcare's provider network for covered services under their medical plan; or have medical claims that are administered by Cigna Healthcare.

Cigna Healthcare Medical Customers
	As of March 31,
(In thousands)	2025	2024	Change
U.S. Healthcare	2,645	3,947	(33)%
International Health (1)	1,227	1,189	3
Insured	3,872	5,136	(25)%
U.S. Healthcare	13,719	13,615	1
International Health (1)	452	433	4
Administrative services only	14,171	14,048	1
Total	18,043	19,184	(6)%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 6%, primarily due to the HCSC transaction.

Unpaid Claims and Claim Expenses

	As of March 31,	As of December 31,
(In millions)	2025	2024	Change
Unpaid claims and claim expenses	$4,508	$5,018	(10)%
Our unpaid claims and claim expenses liability decreased 10%, driven by the HCSC transaction (-$983 million), partially offset by the change in stop loss reserves (+$570 million), primarily due to seasonality.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024
Adjusted revenues	$175	$166	5%
Pre-tax adjusted income from operations	$—	$18	N/M	%
Pre-tax margin	—%	10.8%	(1,080)	bps
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Adjusted revenues primarily reflects premiums and net investment income associated with COLI and our run-off operations and revenues from other non-strategic businesses.
Pre-tax adjusted income from operations decreased, primarily driven by less favorable COLI claims experience and unfavorable margins in our non-strategic businesses.
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

Financial Summary
	Three Months Ended March 31,		Change
(In millions)	2025	2024
Pre-tax adjusted loss from operations	$(411)	$(409)	—%

Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Pre-tax adjusted loss from operations was consistent with prior year.

INVESTMENT ASSETS
Information regarding our investment assets is included in Notes 11, 12 and 13 to the Consolidated Financial Statements.

Investment Outlook
Future realized and unrealized investment results will be driven largely by market conditions, and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics; therefore, we expect to hold a significant portion of these assets for the long term. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity. The below discussion addresses the strategies and risks associated with our various classes of investment assets. See Part I, Item 1A - "Risk Factors" in our 2024 Form 10-K for the year ended December 31, 2024 for additional information regarding risks associated with our investment portfolio.

Debt Securities
The carrying value of our debt securities portfolio decreased from $9.4 billion as of December 31, 2024 to $8.2 billion as of March 31, 2025, primarily reflecting the HCSC transaction. See Note 5 to the Consolidated Financial Statements for further information. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of March 31, 2025, $6.9 billion, or 84%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.3 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Investments in debt securities are diversified by issuer, geography and industry. On an aggregate basis, the debt securities portfolio continues to perform according to original expectations, which includes a long-term economic investment strategy. Primary risks facing many of the issuers in our portfolio include ongoing geopolitical events and economic conditions. To date, most issuers have been successful in managing these issues without a meaningful change in credit quality. We continue to monitor the economic environment and its effect on our portfolio; we also continue to consider the impact of various factors in determining the allowance for credit losses on debt securities, which is discussed in Note 11 to the Consolidated Financial Statements.

Commercial Mortgage Loans
As of March 31, 2025, our $1.3 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of March 31, 2025. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 11 to the Consolidated Financial Statements.
Office sector fundamentals are weak but have begun to stabilize for higher-quality assets. Lower-quality assets will continue to experience value erosion due to weak tenant demand and low investor interest. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital-intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 25% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our results of operations, financial condition or liquidity.

Other Long-Term Investments
Other long-term investments of $4.7 billion as of March 31, 2025 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $16.2 billion as of March 31, 2025. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of March 31, 2025. See Note 14 to the Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding unconsolidated subsidiaries.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section in our 2024 Form 10-K.

As of March 31, 2025, there was no material change in our risk exposure as reported in our 2024 Form 10-K.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responsive to this item is contained under the caption "Market Risk" in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by reference.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended March 31, 2025:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
January 1-31, 2025	187,323	$297.41	186,390	$10,234
February 1-28, 2025	3,534,073	$300.54	3,198,158	$9,283
March 1-31, 2025	1,606,082	$317.77	1,591,107	$8,782
Total	5,327,478	$305.62	4,975,655	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 933 shares in January, 335,915 shares in February and 14,975 shares in March 2025.
(2)Additionally, the Company maintains a share repurchase program authorized by the Board. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The share repurchase program may be effected through Rule 10b5-1 plans, open market purchases, each in compliance with Rule 10b-18 under the Exchange Act, or privately negotiated transactions. The program may be suspended or discontinued at any time and does not have an expiration date. From April 1, 2025 through May 1, 2025, the Company repurchased 3.2 million shares for approximately $1.1 billion, leaving repurchase authority at $7.7 billion as of May 1, 2025.
(3)Approximate dollar value of shares is as of the last date of the applicable month and excludes the impact of excise tax.

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows;and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 2, 2025

THE CIGNA GROUP

/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)