Form 10-Q
period 2025-06-30
Cigna Group
filed 2025-07-31
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 25, 2025, 266,928,075 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenues
Pharmacy revenues	$53,649	$45,101	$102,282	$87,137
Premiums	9,156	11,454	21,892	23,057
Fees and other revenues	4,137	3,647	8,032	6,973
Net investment income	236	321	474	611
TOTAL REVENUES	67,178	60,523	132,680	117,778
Benefits and expenses
Pharmacy and other service costs	53,268	44,492	101,666	85,923
Medical costs and other benefit expenses	7,749	9,515	18,247	18,955
Selling, general and administrative expenses	3,433	3,684	7,646	7,389
Amortization of acquired intangible assets	422	420	844	843
TOTAL BENEFITS AND EXPENSES	64,872	58,111	128,403	113,110
Income from operations	2,306	2,412	4,277	4,668
Interest expense and other	(337)	(375)	(699)	(697)
Gain (loss) on sale of businesses	—	—	41	(19)
Net investment gains (losses)	52	(48)	50	(1,884)
Income before income taxes	2,021	1,989	3,669	2,068
TOTAL INCOME TAXES	389	360	628	651
Net income	1,632	1,629	3,041	1,417
Less: Net income attributable to noncontrolling interests	100	81	186	146
SHAREHOLDERS' NET INCOME	$1,532	$1,548	$2,855	$1,271
Shareholders' net income per share
Basic	$5.76	$5.51	$10.63	$4.48
Diluted	$5.71	$5.45	$10.55	$4.43

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net income	$1,632	$1,629	$3,041	$1,417
Other comprehensive income (loss), net of tax
Net unrealized appreciation on securities and derivatives	321	108	221	229
Net long-duration insurance and contractholder liabilities measurement adjustments	(609)	(212)	(777)	(772)
Net translation gains (losses) on foreign currencies	65	(5)	78	(31)
Postretirement benefits liability adjustment	(3)	(9)	3	(4)
Other comprehensive loss, net of tax	(226)	(118)	(475)	(578)
Total comprehensive income	1,406	1,511	2,566	839
Less: Net income attributable to noncontrolling interests	100	81	186	146
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,306	$1,430	$2,380	$693

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of June 30,	As of December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$4,329	$7,550
Investments	813	665
Accounts receivable, net	31,148	24,227
Inventories	5,967	6,692
Other current assets	2,466	2,732
Assets of businesses held for sale	—	7,004
Total current assets	44,723	48,870
Long-term investments	15,662	15,128
Reinsurance recoverables	4,297	4,378
Property and equipment	3,621	3,654
Goodwill	44,375	44,370
Other intangible assets	28,671	29,417
Other assets	2,929	2,786
Separate account assets	7,373	7,278
TOTAL ASSETS	$151,651	$155,881
Liabilities
Current insurance and contractholder liabilities	$6,015	$5,388
Pharmacy and other service costs payable	29,460	28,465
Accounts payable	9,938	9,294
Accrued expenses and other liabilities	7,078	9,387
Short-term debt	4,288	3,035
Liabilities of businesses held for sale	—	2,410
Total current liabilities	56,779	57,979
Non-current insurance and contractholder liabilities	10,157	10,254
Deferred tax liabilities, net	6,781	6,975
Other non-current liabilities	3,651	3,215
Long-term debt	26,480	28,937
Separate account liabilities	7,373	7,278
TOTAL LIABILITIES	111,221	114,638
Contingencies — Note 16
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,588	31,288
Accumulated other comprehensive loss	(2,816)	(2,341)
Retained earnings	45,564	43,519
Less: Treasury stock, at cost	(34,126)	(31,437)
TOTAL SHAREHOLDERS' EQUITY	40,214	41,033
Noncontrolling interests	216	210
Total equity	40,430	41,243
Total liabilities and equity	$151,651	$155,881
(1)Par value per share, $0.01; shares issued, 404 million as of June 30, 2025 and 403 million as of December 31, 2024; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2025	$4	$31,443	$(2,590)	$44,434	$(33,065)	$40,226	$188	$40,414	$—
Effects of issuing stock for employee benefit plans		145			(1)	144		144
Other comprehensive loss			(226)			(226)		(226)	—
Net income				1,532		1,532	100	1,632	—
Common dividends declared (per share: $1.51)				(402)		(402)		(402)
Repurchase of common stock		—			(1,060)	(1,060)		(1,060)
Other transactions impacting noncontrolling interests		—				—	(72)	(72)	—
Balance at June 30, 2025	$4	$31,588	$(2,816)	$45,564	$(34,126)	$40,214	$216	$40,430	$—

Three Months Ended June 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at March 31, 2024	$4	$30,292	$(2,324)	$40,978	$(27,769)	$41,181	$169	$41,350	$—
Effect of issuing stock for employee benefit plans		116			(1)	115		115
Other comprehensive loss			(118)			(118)		(118)	—
Net income				1,548		1,548	81	1,629	—
Common dividends declared (per share: $1.40)				(394)		(394)		(394)
Repurchase of common stock		640			(1,640)	(1,000)		(1,000)
Other transactions impacting noncontrolling interests		—				—	(55)	(55)	—
Balance at June 30, 2024	$4	$31,048	$(2,442)	$42,132	$(29,410)	$41,332	$195	$41,527	$—

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243	$—
Effect of issuing stock for employee benefit plans		300			(108)	192		192
Other comprehensive loss			(475)			(475)		(475)	—
Net income				2,855		2,855	186	3,041	—
Common dividends declared (per share: $3.02)				(810)		(810)		(810)
Repurchase of common stock		—			(2,581)	(2,581)		(2,581)
Other transactions impacting noncontrolling interests		—				—	(180)	(180)	—
Balance at June 30, 2025	$4	$31,588	$(2,816)	$45,564	$(34,126)	$40,214	$216	$40,430	$—

Six Months Ended June 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		379			(115)	264		264
Other comprehensive loss			(578)			(578)		(578)	—
Net income				1,271		1,271	146	1,417	—
Common dividends declared (per share: $2.80)				(791)		(791)		(791)
Repurchase of common stock		—			(5,057)	(5,057)		(5,057)
Other transactions impacting noncontrolling interests		—				—	28	28	(107)
Balance at June 30, 2024	$4	$31,048	$(2,442)	$42,132	$(29,410)	$41,332	$195	$41,527	$—

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income	$3,041	$1,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,356	1,479
Investment (gains) losses, net	(50)	1,884
Deferred income tax benefit	(292)	(199)
(Gain) loss on sale of businesses	(41)	19
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(6,398)	(7,313)
Inventories	726	472
Reinsurance recoverable and Other assets	(402)	(559)
Insurance liabilities	1,702	(125)
Pharmacy and other service costs payable	995	7,820
Accounts payable and Accrued expenses and other liabilities	(1,020)	(15)
Other, net	417	225
NET CASH PROVIDED BY OPERATING ACTIVITIES	34	5,105
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	272	393
Investment maturities and repayments:
Debt securities and equity securities	553	414
Commercial mortgage loans	90	37
Other sales, maturities and repayments (primarily short-term and other long-term investments)	431	451
Investments purchased or originated:
Debt securities and equity securities	(1,512)	(493)
Commercial mortgage loans	(62)	(52)
Other (primarily short-term and other long-term investments)	(761)	(865)
Property and equipment purchases, net	(612)	(670)
Divestitures, net of cash sold	2,346	—
Renewable energy tax credit equity investments	(327)	(335)
Other, net	(18)	(15)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	400	(1,135)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	74	84
Withdrawals and benefit payments from contractholder deposit funds	(137)	(135)
Net change in short-term debt	296	(467)
Repayment of long-term debt	(1,600)	(3,000)
Net proceeds on issuance of long-term debt	—	4,462
Repurchase of common stock	(2,620)	(5,012)
Issuance of common stock	141	221
Common stock dividend paid	(813)	(793)
Other, net	(355)	(198)
NET CASH USED IN FINANCING ACTIVITIES	(5,014)	(4,838)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	35	(12)
Net decrease in cash, cash equivalents and restricted cash	(4,545)	(880)
Cash, cash equivalents and restricted cash January 1, (1)	8,931	8,337
Cash, cash equivalents and restricted cash June 30, (1)	4,386	7,457
Cash and cash equivalents reclassified to assets of businesses held for sale	—	(625)
Cash, cash equivalents and restricted cash June 30, per Consolidated Balance Sheets (1)	$4,386	$6,832
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$350	$567
Interest paid	$680	$643
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

A full description of our segments follows:
The Evernorth® Health Services reportable segment includes the Pharmacy Benefit Services and the Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live healthier lives.

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

The Cigna Healthcare reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured and self-insured clients as well as individual health plans. International Health provides health care solutions in our international markets, as well as health care benefits for globally mobile individuals and employees of multinational organizations. U.S. Healthcare also included the Medicare Advantage and related businesses until the divestiture of such businesses to Health Care Services Corporation ("HCSC") on March 19, 2025 (see Note 5 to the Consolidated Financial Statements for further information).
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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	June 30, 2025	December 31, 2024
Noninsurance customer receivables	$14,690	$11,879
Pharmaceutical manufacturers receivables	14,094	10,914
Insurance customer receivables	1,606	3,199
Other receivables	758	162
Total		$26,154
Accounts receivable, net classified as assets of businesses held for sale		(1,927)
Total	$31,148	$24,227

These accounts receivable are reported net of our allowances of $6.9 billion and $5.0 billion as of June 30, 2025 and December 31, 2024, respectively. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses, and other non-credit adjustments.

The Company's allowance for current expected credit losses was $388 million as of June 30, 2025 and $84 million as of December 31, 2024.

Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") with a total capacity of $1.5 billion under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility began in July 2023 with an initial term of two years, followed by automatic one-year renewal terms unless terminated by either party.
We sold manufacturer accounts receivable under the Facility of $1.3 billion for both the three months ended June 30, 2025 and 2024 and $2.7 billion and $3.2 billion for the six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, factoring fees paid were not material. As of June 30, 2025, there were $1.0 billion of sold accounts receivable that have not been collected from manufacturers and have been removed from the Company's Consolidated Balance Sheets. As of December 31, 2024, all sold accounts receivable had been collected from manufacturers. As of June 30, 2025 and December 31, 2024, there were $297 million and $1.0 billion, respectively, of collections from manufacturers that have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require.
As of June 30, 2025 and December 31, 2024, $1.7 billion and $1.6 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier.

As of June 30, 2025, we have been informed by the financial institution that $763 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
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
The Company recognized a gain of $37 million pre-tax ($112 million after-tax) during the three months ended March 31, 2025 within Gain (loss) on sale of businesses in the Consolidated Statements of Income. The Company received $4.2 billion cash proceeds at closing. We expect receipt of the remaining $0.6 billion in the fourth quarter of 2025 upon HCSC's collection of amounts due from the Centers for Medicare and Medicaid Services ("CMS").
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
(1) Includes Goodwill of $94 million.
Integration and Transaction-Related Costs
In 2025 and 2024, the Company incurred transaction-related costs associated with the HCSC transaction. These costs incurred consisted primarily of certain projects to separate the Company's systems, products and services; fees for legal, advisory and other professional services; and certain employment-related costs. These costs were $74 million pre-tax ($56 million after-tax) for the three months ended and $290 million pre-tax ($220 million after-tax) for the six months ended June 30, 2025, compared with $63 million pre-tax ($47 million after-tax) for the three months ended and $100 million pre-tax ($76 million after-tax) for the six months ended June 30, 2024.
Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2025			June 30, 2024
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,532		$1,532	$1,548		$1,548
Shares:
Weighted average	266,181		266,181	281,133		281,133
Common stock equivalents		1,973	1,973		2,919	2,919
Total shares	266,181	1,973	268,154	281,133	2,919	284,052
Earnings per share	$5.76	$(0.05)	$5.71	$5.51	$(0.06)	$5.45

	Six Months Ended
	June 30, 2025			June 30, 2024
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$2,855		$2,855	$1,271		$1,271
Shares:
Weighted average	268,511		268,511	283,799		283,799
Common stock equivalents		2,029	2,029		3,085	3,085
Total shares	268,511	2,029	270,540	283,799	3,085	286,884
Earnings per share	$10.63	$(0.08)	$10.55	$4.48	$(0.05)	$4.43
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Anti-dilutive options	1.5	0.8	1.9	1.2
The Company held approximately 137.4 million shares of common stock in treasury as of June 30, 2025, 128.7 million shares as of December 31, 2024 and 122.5 million shares as of June 30, 2024.
Note 7 – Debt
Short-Term and Long-Term Debt. During the six months ended June 30, 2025, the Company redeemed at par its $700 million 5.685% senior notes that were due March 2026 and repaid $900 million 3.250% senior notes that matured in April 2025. For more information regarding our short-term and long-term debt, see Note 7 of the Company's 2024 Form 10-K.

Revolving Credit Agreement. Our revolving credit agreement provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of June 30, 2025, there was no outstanding balance under this revolving credit agreement.

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

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.2 billion outstanding as of June 30, 2025 and an average interest rate of 4.51%.
Debt Covenants. The Company was in compliance with its debt covenants as of June 30, 2025.

Interest Expense
Interest expense on long-term and short-term debt was $338 million for the three months ended and $700 million for the six months ended June 30, 2025, compared with $378 million for the three months ended and $747 million for the six months ended June 30, 2024.

Note 8 – Common and Preferred Stock

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2025
March 5, 2025	March 20, 2025	$1.51	$412
June 3, 2025	June 18, 2025	$1.51	$401
2024
March 6, 2024	March 21, 2024	$1.40	$401
June 4, 2024	June 20, 2024	$1.40	$392

On July 22, 2025, the Board of Directors declared the third quarter cash dividend of $1.51 per share of The Cigna Group common stock to be paid on September 18, 2025 to shareholders of record on September 4, 2025. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board of Director's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	June 30, 2025			December 31, 2024			June 30, 2024
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,577	$59	$4,636	$4,932	$86	$5,018	$5,202
Other	169	186	355	147	144	291	316
Future policy benefits
Cigna Healthcare	38	154	192	91	507	598	596
Other Operations	147	3,145	3,292	157	3,140	3,297	3,362
Contractholder deposit funds
Cigna Healthcare	—	—	—	9	115	124	135
Other Operations	360	5,828	6,188	366	5,958	6,324	6,381
Market risk benefits	27	740	767	25	760	785	865
Unearned premiums	697	45	742	753	31	784	765
Total				6,480	10,741	17,221	17,622
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)				(1,092)	(487)	(1,579)	(1,557)
Total insurance and contractholder liabilities	$6,015	$10,157	$16,172	$5,388	$10,254	$15,642	$16,065
(1) Amounts classified as liabilities of businesses held for sale include $983 million of Unpaid claims, $408 million of Future policy benefits, $85 million of Unearned premiums and $103 million of Contractholder deposit funds as of December 31, 2024 and $900 million of Unpaid claims, $417 million of Future policy benefits, $129 million of Unearned premiums and $111 million of Contractholder deposit funds as of June 30, 2024.

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

The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.5 billion as of June 30, 2025 and $4.8 billion as of June 30, 2024. The decrease was driven by the HCSC transaction, partially offset by the change in stop loss reserves.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Six Months Ended June 30,
(In millions)	2025 (1)	2024 (1)
Beginning balance	$5,018	$5,092
Less: Reinsurance and other amounts recoverable	159	236
Beginning balance, net	4,859	4,856
Incurred costs related to:
Current year	18,163	18,821
Prior years	(297)	(284)
Total incurred	17,866	18,537
Paid costs related to:
Current year	13,019	14,397
Prior years	3,889	3,960
Total paid	16,908	18,357
Less: Divestiture and other	1,323	—
Ending balance, net	4,494	5,036
Add: Reinsurance and other amounts recoverable	142	166
Ending balance	$4,636	$5,202
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale prior to the completion of the HCSC transaction. As of December 31, 2024, June 30, 2024 and December 31, 2023, includes $983 million, $900 million and $823 million classified as liabilities of businesses held for sale, respectively.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Six Months Ended June 30,
	2025		2024
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$170	0.5%	$83	0.2%
Medical cost trend	127	0.3	201	0.6
Total favorable variance	$297	0.8%	$284	0.8%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2024.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2023.

Favorable prior year development in both years primarily reflects lower than expected utilization of medical services as compared to our assumptions.

C.Future Policy Benefits

Cigna Healthcare

Future policy benefits for the Cigna Healthcare segment were primarily related to the businesses divested to HCSC on March 19, 2025. Excluding the divestiture, changes in the future policy benefits for the six months ended June 30, 2025 and June 30, 2024 were not material.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	June 30, 2025	June 30, 2024
Interest accretion rate	5.64%	5.64%
Current discount rate	5.27%	5.38%
Weighted average duration	10.6 years	11.2 years

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

Future policy benefits for Other Operations include deferred profit liability of $353 million as of June 30, 2025 and $372 million as of June 30, 2024. Future policy benefits excluding deferred profit liability were $2.9 billion as of both June 30, 2025 and December 31, 2024, $3.0 billion as of June 30, 2024, and $3.2 billion as of December 31, 2023. Undiscounted expected future policy benefits were $4.2 billion as of June 30, 2025 and $4.4 billion as of June 30, 2024. As of both June 30, 2025 and June 30, 2024, $0.9 billion of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.2 billion as of June 30, 2025, $6.3 billion as of December 31, 2024, $6.4 billion as of June 30, 2024 and $6.5 billion as of December 31, 2023. Approximately 38% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. Changes in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments, partially offset by deposits and interest credited.

As of June 30, 2025, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.22%, $2.7 billion and $2.8 billion, respectively. The comparative amounts as of June 30, 2024 were 3.25%, $2.9 billion and $2.8 billion, respectively. More than 99% of the $3.9 billion liability as of June 30, 2025 and the $4.0 billion liability as of June 30, 2024 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion and $1.1 billion, respectively, represented contracts with policies at the guarantee. At these same period ends, $1.1 billion and $1.2 billion was 50 - 150 basis points ("bps") above the guarantee, and the remaining $1.6 billion as of June 30, 2025 and $1.7 billion as of June 30, 2024 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both June 30, 2025 and June 30, 2024, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.

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

Market risk benefits activity was as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Balance, beginning of year	$785	$1,003
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	838	1,085
Changes due to expected run-off	(11)	(6)
Changes due to capital markets versus expected	(7)	(133)
Changes due to policyholder behavior versus expected	3	(17)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	823	929
Nonperformance risk (own credit risk), end of period	(56)	(64)
Balance, end of period	$767	$865
Reinsured market risk benefit, end of period	$822	$927

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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2025	June 30, 2024
Net amount at risk	$1,236	$1,391
Average attained age of contractholders (weighted by exposure)	78.0 years	77.8 years

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

The Company's reinsurance recoverables as of June 30, 2025 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$6	$202	$208
BBB- to BBB+ equivalent current credit ratings (2)	—	—	65	65
Not rated	90	5	3	98
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	297	2,771	201	3,269
Not rated	—	6	1	7
Total reinsurance recoverables before market risk benefits	$387	$2,788	$472	$3,647
Allowance for uncollectible reinsurance				(30)
Market risk benefits				822
Total reinsurance recoverables (4)				$4,439
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by a nationally recognized statistical ratings organization ("NRSRO").
(3)Comprised of six reinsurers, of which 75% is held by two reinsurers, Lincoln National Life Insurance Company and Lincoln Life and Annuity Company of New York.
(4)Includes $142 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining as of June 30, 2025. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both June 30, 2025 and 2024, market risk benefits (shown in the table net of nonperformance risk as of June 30, 2025) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of June 30, 2025, approximately 100% of the Berkshire recoverable is secured by assets in a trust.

Note 11 – Investments

The following table summarizes the Company's investments by category and current or long-term classification:

	June 30, 2025			December 31, 2024
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$443	$7,946	$8,389	$463	$8,960	$9,423
Equity securities	15	561	576	7	554	561
Commercial mortgage loans	105	1,206	1,311	108	1,243	1,351
Policy loans	—	1,117	1,117	—	1,156	1,156
Other long-term investments	—	4,832	4,832	—	4,576	4,576
Short-term investments	250	—	250	170	—	170
Total				$748	$16,489	$17,237
Investments classified as assets of businesses held for sale (1)				(83)	(1,361)	(1,444)
Investments per Consolidated Balance Sheets	$813	$15,662	$16,475	$665	$15,128	$15,793
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2024. These investments were primarily comprised of debt securities.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of June 30, 2025:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$620	$543
Due after one year through five years	3,587	3,556
Due after five years through ten years	2,280	2,203
Due after ten years	2,033	1,838
Mortgage and other asset-backed securities	277	249
Total	$8,797	$8,389
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2025
Federal government and agency	$212	$—	$16	$(4)	$224
State and local government	24	—	—	—	24
Foreign government	399	—	10	(8)	401
Corporate	7,885	(124)	145	(415)	7,491
Mortgage and other asset-backed	277	—	1	(29)	249
Total	$8,797	$(124)	$172	$(456)	$8,389

December 31, 2024
Federal government and agency	$276	$—	$14	$(9)	$281
State and local government	37	—	1	(1)	37
Foreign government	350	—	5	(11)	344
Corporate	9,091	(111)	102	(659)	8,423
Mortgage and other asset-backed	371	—	1	(34)	338
Total	$10,125	$(111)	$123	$(714)	$9,423

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

	June 30, 2025				December 31, 2024
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$452	$456	$(4)	187	$1,203	$1,227	$(24)	545
Below investment grade	74	78	(4)	308	245	250	(5)	739
More than one year
Investment grade	3,505	3,924	(419)	984	4,687	5,319	(632)	1,297
Below investment grade	219	248	(29)	81	416	469	(53)	123
Total	$4,250	$4,706	$(456)	1,560	$6,551	$7,265	$(714)	2,704

Equity Securities
The following table provides the values of the Company's equity security investments:

	June 30, 2025		December 31, 2024
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$639	$118	$635	$37
Equity securities with no readily determinable fair value	3,218	458	3,215	524
Total	$3,857	$576	$3,850	$561
Commercial Mortgage Loans
Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high-quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. The annual portfolio review performed in the second quarter of 2025 confirmed ongoing strong overall credit quality in line with the previous year's results. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 in the Company's 2024 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	June 30, 2025			December 31, 2024
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$422	2.02		$547	2.07
60% to 79%	704	1.77		595	1.83
80% to 100%	185	0.83		209	0.51
Total	$1,311	1.69	70%	$1,351	1.70	69%

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

	Carrying Value as of
(In millions)	June 30, 2025	December 31, 2024
Real estate investments	$1,866	$1,763
Securities partnerships	2,781	2,587
Other	185	226
Total	$4,832	$4,576

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

As of June 30, 2025, the notional value of interest rate swap contracts decreased to $2.6 billion compared with $2.7 billion as of December 31, 2024. There were no other material changes to the Company's individual derivative hedging strategies during the three and six months ended June 30, 2025. Please refer to the Company's 2024 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of June 30, 2025 and December 31, 2024. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

C.Investment Gains and Losses

Net investment gains (losses), before income taxes were $52 million and $50 million, respectively, for the three and six months ended June 30, 2025, versus $(48) million and $(1,884) million, respectively, for the three and six months ended June 30, 2024. Net investment results for the three and six months ended June 30, 2025 increased, reflecting investment gains related to a change in fair value of certain equity securities in the second quarter of 2025 and the absence of the impairment of equity securities recorded in the first quarter of 2024. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Financial assets at fair value
Debt securities
Federal government and agency	$105	$165	$119	$116	$—	$—	$224	$281
State and local government	—	—	24	37	—	—	24	37
Foreign government	—	—	401	344	—	—	401	344
Corporate	—	—	7,171	8,049	320	374	7,491	8,423
Mortgage and other asset-backed	—	—	209	295	40	43	249	338
Total debt securities	105	165	7,924	8,841	360	417	8,389	9,423
Equity securities (1)	63	1	53	36	2	—	118	37
Short-term investments	—	—	250	170	—	—	250	170
Derivative assets	—	—	64	168	—	—	64	168
Financial liabilities at fair value
Derivative liabilities	$—	$—	$30	$1	$—	$—	$30	$1
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	June 30, 2025	December 31, 2024	Unobservable Input June 30, 2025	June 30, 2025		December 31, 2024
Debt securities
Corporate	$319	$373	Liquidity	60 - 2020 (360)	bps	60 - 1520 (370)	bps
Mortgage and other asset-backed securities	40	43	Liquidity	110 - 660 (370)	bps	100 - 550 (280)	bps
Other debt securities	1	1
Total Level 3 debt securities	$360	$417

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Debt and Equity Securities
Beginning balance	$373	$422	$417	$447
Losses included in Shareholders' net income	(4)	(40)	(14)	(61)
Gains (losses) included in Other comprehensive loss	3	(2)	10	(5)
Purchases, sales and settlements
Purchases	25	11	27	11
Sales	(2)	—	(2)	—
Settlements	(49)	(1)	(80)	(15)
Total purchases, sales and settlements	(26)	10	(55)	(4)
Transfers into / (out of) Level 3
Transfers into Level 3	31	15	49	31
Transfers out of Level 3	(15)	(8)	(45)	(11)
Total transfers into / (out of) Level 3	16	7	4	20
Ending balance	$362	$397	$362	$397
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(4)	$(41)	$(17)	$(61)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$4	$(2)	$7	$(6)

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net investment gains (losses) and Net investment income. Gains and losses included in Other comprehensive loss, net of tax, in the tables above are reflected in Net unrealized appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
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

Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the six months ended June 30, 2025 and 2024 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Guaranteed separate accounts (See Note 16)	$240	$231	$330	$345	$—	$—	$570	$576
Non-guaranteed separate accounts (1)	273	267	5,651	5,575	238	228	6,162	6,070
Subtotal	$513	$498	$5,981	$5,920	$238	$228	6,732	6,646
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							641	632
Total							$7,373	$7,278
(1)Non-guaranteed separate accounts include $3.8 billion as of both June 30, 2025 and December 31, 2024 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of both June 30, 2025 and December 31, 2024. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2025 or 2024.

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

For the six months ended June 30, 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. For the six months ended June 30, 2024, we determined our investment in VillageMD was impaired and recorded a $1.8 billion loss in Net investment gains (losses) in the Company's Consolidated Statements of Income. Observable price changes for equity securities with no readily determinable fair value were not material for the six months ended June 30, 2025 or June 30, 2024.

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

	Classification in Fair Value Hierarchy	June 30, 2025		December 31, 2024
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,256	$1,311	$1,256	$1,351
Long-term debt, including current maturities, excluding finance leases	Level 2	$27,419	$29,503	$28,392	$31,008

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

Shareholders' other comprehensive loss, net of tax, for the three and six months ended June 30, 2025 and June 30, 2024 is primarily attributable to the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Securities and derivatives
Beginning balance	$732	$292	$832	$171
Unrealized appreciation on securities and derivatives, before reclassification, net of tax (expense) of $(93), $(29), $(44) and $(68), respectively	303	77	169	181
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(4), $(8), $(13) and $(13), respectively	18	31	52	48
Other comprehensive income, net of tax	321	108	221	229
Ending balance	$1,053	$400	$1,053	$400
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(2,206)	$(1,531)	$(2,038)	$(971)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax benefit of $205, $76, $238 and $262, respectively	(615)	(212)	(723)	(758)
Amounts reclassified to Shareholders' net income, net of tax expense of $—, $—, $16 and $—, respectively	—	—	(56)	—
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit of $205, $76, $254 and $262, respectively	(615)	(212)	(779)	(758)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax (expense) benefit of $(2), $—, $(1) and $4, respectively	6	—	2	(14)
Other comprehensive (loss), net of tax	(609)	(212)	(777)	(772)
Ending balance	$(2,815)	$(1,743)	$(2,815)	$(1,743)
Translation of foreign currencies
Beginning balance	$(185)	$(175)	$(198)	$(149)
Net translation of foreign currencies, before reclassification, net of tax (expense) of $(2), $(1), $(8) and $(3), respectively	65	(5)	78	(31)
Ending balance	$(120)	$(180)	$(120)	$(180)
Postretirement benefits liability
Beginning balance	$(931)	$(910)	$(937)	$(915)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(2), $—, $(4) and $(3), respectively	6	7	12	12
Net change due to valuation update, before reclassification, net of tax benefit of $3, $4, $3 and $4, respectively	(9)	(16)	(9)	(16)
Other comprehensive (loss) income, net of tax	(3)	(9)	3	(4)
Ending balance	$(934)	$(919)	$(934)	$(919)
Total Accumulated other comprehensive loss
Beginning balance	$(2,590)	$(2,324)	$(2,341)	$(1,864)
Shareholders' other comprehensive loss, net of tax benefit of $105, $42, $187 and $183, respectively	(226)	(118)	(475)	(578)
Ending balance	$(2,816)	$(2,442)	$(2,816)	$(2,442)

Note 14 – Strategic Optimization Program
In the first quarter of 2025, the Company commenced an enterprise-wide initiative to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. This program is expected to continue through December 2026 and include severance and other employee costs, asset impairments and accelerated asset amortization, and the operating results of certain small non-strategic businesses that we plan to discontinue. As we continue to evaluate additional opportunities to improve the overall efficiency and effectiveness of our operations, we anticipate future charges.

During the three and six months ended June 30, 2025, we reported total costs of $129 million, pre-tax ($98 million, after-tax) and $344 million, pre-tax ($261 million, after-tax), respectively, associated with this initiative. During the three months ended June 30, 2025, the total costs included a charge in Selling, general and administrative ("SG&A") expenses of $88 million, pre-tax, that was primarily comprised of asset impairments. During the six months ended June 30, 2025, the total costs included a charge in SG&A expenses of $286 million, pre-tax, that was primarily associated with employee severance. The remainder for both periods reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2025. See Note 17 to the Consolidated Financial Statements for further details of the Strategic Optimization Program impact by segment.

The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities during the six months ended June 30, 2025:

(In millions)
Balance, December 31, 2024	$—
2025 charges	194
2025 payments	(78)
Balance, June 30, 2025	$116

Note 15 – Income Taxes
Income Tax Expense
The 19.2% effective tax rate for the three months ended June 30, 2025 was higher than the 18.1% rate for the three months ended June 30, 2024. The increase was primarily driven by the absence of tax benefits recorded in 2024 related to the release of tax reserves following favorable state audit resolutions, partially offset by the favorable impact of foreign operations. The 17.1% effective tax rate for the six months ended June 30, 2025 was lower than 31.5% rate for the six months ended June 30, 2024. The decrease was primarily due to the absence of a valuation allowance related to the impairment of equity securities in 2024, partially offset by the absence of tax benefits recorded in 2024 related to the release of tax reserves following favorable state audit resolutions and the impact related to the HCSC transaction.

As of June 30, 2025, we had approximately $847 million in deferred tax assets ("DTAs") associated with the impairment of equity securities as well as unrealized investment losses. A valuation allowance of $636 million, of which $422 million was established in the six months ended June 30, 2024, drove the higher effective tax rate and was almost entirely related to the impairment of equity securities discussed in Note 11 to the Consolidated Financial Statements. We have determined that a valuation allowance against the remaining DTAs is not currently required based on the Company's loss carryback capacity and ability and intent to hold certain securities until recovery. We continue to monitor and evaluate the need for any additional valuation allowance.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2025, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $400 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2025. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2025 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of June 30, 2025.

C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the six months ended June 30, 2025.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Strategic optimization program (largely Selling, general and administrative expenses)	129	98	—	—	344	261	—	—
Integration and transaction-related costs (Selling, general and administrative expenses)	$74	$56	$63	$47	$290	$220	$100	$76
(Gain) loss on sale of businesses	—	—	—	—	(41)	(115)	19	(43)
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	17	—	17	—	34	—	34
Total impact from special items	$203	$171	$63	$64	$593	$400	$119	$67

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2025
Revenues from external customers	$57,486	$9,358	$98	$—	$66,942
Intersegment revenues	308	1,313	13	(1,634)
Net investment income	31	127	73	5	236
Total revenues	57,825	10,798	184	(1,629)	67,178
Net investment results from certain equity method investments	—	(44)	—	—	(44)
Adjusted revenues	$57,825	$10,754	$184	$(1,629)	$67,134
Pharmacy and other service costs	54,939	—
Medical costs	—	7,482
Selling, general and administrative expenses excluding special items	1,074	2,180
Other segment items (1)
Interest (expense) and other	1	2
Less income attributable to noncontrolling interests	117	—
Pre-tax adjusted income (loss) from operations	1,696	1,094	25	(382)	2,433

Income (loss) before income taxes	$1,430	$1,098	$(20)	$(487)	$2,021
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(117)	—	—	—	(117)
Net investment (gains) losses (2)	(80)	(20)	4	—	(96)
Amortization of acquired intangible assets	416	6	—	—	422
Special items
Strategic optimization program	47	10	41	31	129
Integration and transaction-related costs	—	—	—	74	74
Pre-tax adjusted income (loss) from operations	$1,696	$1,094	$25	$(382)	$2,433

Other segment information
Depreciation and amortization	587	81	9	5	682
(1) Other segment items represent the difference between segment adjusted revenues less significant segment expenses and pre-tax adjusted income (loss) from operations, and they do not represent significant segment items relative to the CODM's review and oversight.
(2) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2024
Revenues from external customers	$48,251	$11,821	$130	$—	$60,202
Intersegment revenues	1,232	1,203	20	(2,455)
Net investment income	65	172	77	7	321
Total revenues	49,548	13,196	227	(2,448)	60,523
Net investment results from certain equity method investments	—	(53)	—	—	(53)
Adjusted revenues	$49,548	$13,143	$227	$(2,448)	$60,470
Pharmacy and other service costs	46,852	—
Medical costs	—	9,312
Selling, general and administrative expenses excluding special items	980	2,629
Other segment items (1)
Interest (expense) and other	(2)	2
Less income attributable to noncontrolling interests	95	—
Pre-tax adjusted income (loss) from operations	$1,619	$1,204	$(16)	$(435)	$2,372

Income (loss) before income taxes	$1,299	$1,205	$(17)	$(498)	$1,989
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(95)	—	—	—	(95)
Net investment (gains) losses (2)	(1)	(5)	1	—	(5)
Amortization of acquired intangible assets	416	4	—	—	420
Special items
Integration and transaction-related costs	—	—	—	63	63
Pre-tax adjusted income (loss) from operations	$1,619	$1,204	$(16)	$(435)	$2,372

Other segment information
Depreciation and amortization	$614	$113	$2	$9	$738
(1) Other segment items represent the difference between segment adjusted revenues less significant segment expenses and pre-tax adjusted income (loss) from operations, and they do not represent significant segment items relative to the CODM's review and oversight.
(2) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2025
Revenues from external customers	$109,488	$22,526	$192	$—	$132,206
Intersegment revenues	1,956	2,544	25	(4,525)
Net investment income	62	260	142	10	474
Total revenues	111,506	25,330	359	(4,515)	132,680
Net investment results from certain equity method investments	—	(94)	—	—	(94)
Adjusted revenues	$111,506	$25,236	$359	$(4,515)	$132,586
Pharmacy and other service costs	106,060	—
Medical costs	—	17,867
Selling, general and administrative expenses	2,098	4,992
Other segment items (1)
Interest (expense) and other	1	4
Less: Income attributable to noncontrolling interests	219	—
Pre-tax adjusted income (loss) from operations	3,130	2,381	25	(793)	4,743

Income (loss) before income taxes	$2,538	$2,462	$(40)	$(1,291)	$3,669
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(219)	—	—	—	(219)
Net investment (gains) losses (2)	(84)	(67)	7	—	(144)
Amortization of acquired intangible assets	831	13	—	—	844
Special items
Integration and transaction-related costs	—	—	—	290	290
Strategic optimization program	68	10	58	208	344
(Gain) on sale of businesses	(4)	(37)	—	—	(41)
Pre-tax adjusted income (loss) from operations	$3,130	$2,381	$25	$(793)	$4,743

Other segment information
Depreciation and amortization	$1,171	$164	$11	$10	$1,356
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2024
Revenues from external customers	$93,137	$23,833	$196	$1	$117,167
Intersegment revenues	2,513	2,327	45	(4,885)
Net investment income	124	321	152	14	611
Total revenues	95,774	26,481	393	(4,870)	117,778
Net investment results from certain equity method investments	—	(61)	—	—	(61)
Adjusted revenues	$95,774	$26,420	$393	$(4,870)	$117,717
Pharmacy and other service costs	90,690	—
Medical costs	—	18,531
Selling, general and administrative expenses	1,931	5,349
Other segment items (1)
Interest (expense) and other	(2)	4
Less: income attributable to noncontrolling interests	172	—
Pre-tax adjusted income (loss) from operations	2,979	2,544	2	(844)	4,681

Income (loss) before income taxes	$863	$2,148	$1	$(944)	$2,068
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(172)	—	—	—	(172)
Net investment losses (2)	1,455	367	1	—	1,823
Amortization of acquired intangible assets	833	10	—	—	843
Special items
Integration and transaction-related costs	—	—	—	100	100
Loss on sale of businesses	—	19	—	—	19
Pre-tax adjusted income (loss) from operations	$2,979	$2,544	$2	$(844)	$4,681

Other segment information
Depreciation and amortization	$1,220	$237	$3	$19	$1,479
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Products (Pharmacy revenues) (ASC 606)
Network revenues	$30,582	$25,276	$58,794	$49,442
Home delivery and specialty revenues	19,974	18,017	38,911	34,475
Other revenues	3,433	2,897	6,510	5,443
Total Evernorth Health Services	53,989	46,190	104,215	89,360
Other Operations	14	16	27	33
Corporate and eliminations	(354)	(1,105)	(1,960)	(2,256)
Total Pharmacy revenues	53,649	45,101	102,282	87,137
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	4,684	4,350	9,372	8,743
Medicare Advantage	—	2,207	2,363	4,494
Stop loss	1,879	1,665	3,747	3,333
Individual and Family Plans	941	975	1,800	2,015
Other	462	1,220	2,334	2,478
U.S. Healthcare	7,966	10,417	19,616	21,063
International Health	1,026	891	2,004	1,776
Total Cigna Healthcare	8,992	11,308	21,620	22,839
Other Operations	78	115	159	163
Corporate and eliminations	86	31	113	55
Total Premiums	9,156	11,454	21,892	23,057
Services (Fees) (ASC 606) and Other revenues (1)
Evernorth Health Services	3,805	3,293	7,229	6,290
Cigna Healthcare	1,679	1,716	3,450	3,321
Other Operations	19	19	31	45
Corporate and eliminations	(1,366)	(1,381)	(2,678)	(2,683)
Total Fees and other revenues (1)	4,137	3,647	8,032	6,973
Total revenues from external customers	$66,942	$60,202	$132,206	$117,167
(1)Other revenues for the three months ended June 30, 2025 and 2024 were $114 million and $152 million, respectively, and for the six months ended June 30, 2025 and 2024 were $276 million and $242 million, respectively.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period, and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.4 billion as of June 30, 2025 and $1.9 billion December 31, 2024.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2025 compared with December 31, 2024 and our results of operations for the three and six months ended June 30, 2025 compared with the same periods last year, and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2024 Form 10-K.

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

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Pharmacy revenues	$53,649	$45,101	19%		$102,282	$87,137	17%
Premiums	9,156	11,454	(20)		21,892	23,057	(5)
Fees and other revenues	4,137	3,647	13		8,032	6,973	15
Net investment income	236	321	(26)		474	611	(22)
Total revenues	67,178	60,523	11		132,680	117,778	13
Pharmacy and other service costs	53,268	44,492	20		101,666	85,923	18
Medical costs and other benefit expenses	7,749	9,515	(19)		18,247	18,955	(4)
Selling, general and administrative expenses	3,433	3,684	(7)		7,646	7,389	3
Amortization of acquired intangible assets	422	420	—		844	843	—
Total benefits and expenses	64,872	58,111	12		128,403	113,110	14
Income from operations	2,306	2,412	(4)		4,277	4,668	(8)
Interest expense and other	(337)	(375)	(10)		(699)	(697)	—
Gain (loss) on sale of businesses	—	—	N/M		41	(19)	N/M
Net investment gains (losses)	52	(48)	N/M		50	(1,884)	N/M
Income before income taxes	2,021	1,989	2		3,669	2,068	77
Total income taxes	389	360	8		628	651	(4)
Net income	1,632	1,629	—		3,041	1,417	115
Less: Net income attributable to noncontrolling interests	100	81	23		186	146	27
Shareholders' net income	$1,532	$1,548	(1)%		$2,855	$1,271	125%
Consolidated effective tax rate	19.2%	18.1%	110	bps	17.1%	31.5%	(1,440)	bps
Medical customers (in thousands)					18,046	19,043	(5)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,532		$1,548		$2,855		$1,271
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(96)	(103)	$(5)	(20)	$(144)	(151)	$1,823	1,807
Amortization of acquired intangible assets	422	330	420	317	844	666	843	639
Special items
Strategic optimization program	129	98	—	—	344	261	—	—
Integration and transaction-related costs	74	56	63	47	290	220	100	76
(Gain) loss on sale of businesses	—	—	—	—	(41)	(115)	19	(43)
Deferred tax expenses, net (2)	—	17	—	17	—	34	—	34
Total special items	$203	171	$63	64	$593	400	$119	67
Adjusted income from operations		$1,930		$1,909		$3,770		$3,784
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

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$5.71		$5.45		$10.55		$4.43
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(0.36)	(0.38)	$(0.02)	(0.07)	$(0.53)	(0.56)	$6.36	6.30
Amortization of acquired intangible assets	1.57	1.23	1.48	1.11	3.12	2.47	2.94	2.23
Special items
Strategic optimization program	0.48	0.37	—	—	1.27	0.97	—	—
Integration and transaction-related costs	0.28	0.21	0.22	0.17	1.07	0.81	0.34	0.26
(Gain) loss on sale of businesses	—	—	—	—	(0.15)	(0.43)	0.07	(0.15)
Deferred tax expenses, net (2)	—	0.06	—	0.06	—	0.13	—	0.12
Total special items	$0.76	0.64	$0.22	0.23	$2.19	1.48	$0.41	0.23
Adjusted income from operations		$7.20		$6.72		$13.94		$13.19
(1) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.
(2) Represents amortization of a foreign tax attribute. See Note 20 to the Consolidated Financial Statements in our 2024 Form 10-K for additional details.

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2025	2024	Change	2025	2024	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$57,825	$49,548	17%	$111,506	$95,774	16%
Cigna Healthcare	10,754	13,143	(18)	25,236	26,420	(4)
Other Operations	184	227	(19)	359	393	(9)
Corporate, net of eliminations	(1,629)	(2,448)	(33)	(4,515)	(4,870)	(7)
Adjusted revenues	67,134	60,470	11	132,586	117,717	13
Net investment results from certain equity method investments	44	53	(17)	94	61	54
Total revenues	$67,178	$60,523	11%	$132,680	$117,778	13%
Shareholders' net income	$1,532	$1,548	(1)%	$2,855	$1,271	125%
Adjusted income from operations	$1,930	$1,909	1%	$3,770	$3,784	—%
Earnings per share (diluted)
Shareholders' net income	$5.71	$5.45	5%	$10.55	$4.43	138%
Adjusted income from operations	$7.20	$6.72	7%	$13.94	$13.19	6%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,696	$1,619	5%	$3,130	$2,979	5%
Cigna Healthcare	1,094	1,204	(9)	2,381	2,544	(6)
Other Operations	25	(16)	N/M	25	2	N/M
Corporate, net of eliminations	(382)	(435)	(12)	(793)	(844)	(6)
Consolidated pre-tax adjusted income from operations	2,433	2,372	3	4,743	4,681	1
Income attributable to noncontrolling interests	117	95	23	219	172	27
Net investment income (losses) (1)	96	5	N/M	144	(1,823)	N/M
Amortization of acquired intangible assets	(422)	(420)	—	(844)	(843)	—
Special items	(203)	(63)	222	(593)	(119)	N/M
Income before income taxes	$2,021	$1,989	2%	$3,669	$2,068	77%
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
Commentary: Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024
The commentary presented below, and the segment commentaries that follow, compare results for the three and six months ended June 30, 2025 with results for the three and six months ended June 30, 2024. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income for the six months ended increased 125%, primarily reflecting the absence of the impairment of VillageMD equity securities that was recorded in the first quarter of 2024.
Adjusted income from operations. See discussion of segment results in the "Segment Reporting" section.
Medical customers decreased 5%, primarily reflecting the closing of the HCSC transaction (defined below) in the three months ended March 31, 2025.
Pharmacy revenues increased 19% and 17%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Premiums decreased 20% and 5%, primarily driven by the impact of the HCSC transaction (-26% and -10%, respectively), partially offset by higher premiums within our ongoing U.S. Healthcare businesses (+5% and +4%, respectively).
Fees and other revenues increased 13% and 15%, primarily reflecting growth in affordability services (defined below) within our Pharmacy Benefit Services operating segment.

Net investment income decreased 26% and 22%, primarily due to lower average assets, due in part to the impact of the HCSC transaction.
Pharmacy and other service costs increased 20% and 18%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Medical costs and other benefit expenses decreased 19% and 4%, primarily driven by the impact of the HCSC transaction (-27% and -11%, respectively), partially offset by higher medical costs in our ongoing U.S. Healthcare businesses (+9% and +8%, respectively).
Selling, general and administrative ("SG&A") expenses decreased 7% for the three months ended and increased 3% for the six months ended. Both periods were primarily impacted by the HCSC transaction (-12% and -4%, respectively), the strategic optimization program (+2% and +4%, respectively), and supporting business growth (+2% and +3%, respectively).
Gain (loss) on sale of businesses primarily reflects the HCSC transaction for the six months ended. See the "Divestiture of Medicare Advantage and Related Businesses" section below and Note 5 to the Consolidated Financial Statements for further discussion of the HCSC transaction.

Investment results for the three and six months ended increased, reflecting investment gains related to the change in fair value of certain equity securities in the second quarter of 2025 and the absence of the impairment of VillageMD equity securities that was recorded in the first quarter of 2024.
The effective tax rate increased for the three months ended, primarily driven by the absence of tax benefits recorded in 2024 related to favorable state audit resolutions (+2%), partially offset by the favorable impact of foreign operations (-1%). For the six months ended, the effective tax rate decreased, primarily driven by the absence of a valuation allowance related to the impairment of equity securities recorded in 2024 (-21%), partially offset by the absence of state tax benefits recorded in 2024 (+6%) and the impact related to the HCSC transaction (+1%). See Note 15 to the Consolidated Financial Statements for further discussion of these matters.

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
Subsidiary Level. Cash requirements at the subsidiary level generally consist of pharmacy, medical costs and other benefit payments; expense requirements, primarily for employee compensation and benefits, information technology, and facilities costs; income taxes; and debt service.
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
Parent Company Level. Cash requirements at the parent company level generally consist of debt service, payment of declared dividends to shareholders, lending to subsidiaries as needed and pension plan funding.
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

Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Operating activities	$34	$5,105
Investing activities	$400	$(1,135)
Financing activities	$(5,014)	$(4,838)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2025 compared with the same period in 2024.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums and medical costs, fees, investment income, taxes, and other expenses.
Operating cash flows decreased for the six months ended June 30, 2025 primarily due to the absence of the favorable net cash flow impacts from onboarding significant new clients in 2024 as well as the unfavorable impact of pharmacy and services costs payments, due in part to timing.
Investing Activities. The increase in cash provided by investing activities reflects the net proceeds on the HCSC transaction, partially offset by higher investment purchases.
Financing Activities. The increase in cash used in financing activities in 2025 is driven by net debt repayments in 2025 compared with net debt issuances in 2024, offset by lower share repurchases.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $0.5 billion for the six months ended June 30, 2025 and $1.1 billion for the six months ended June 30, 2024. Non-regulated subsidiaries also generate significant cash flows from operating activities, which is typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. The commercial paper program had an approximately $1.2 billion outstanding balance as of June 30, 2025.
Revolving Credit Agreement. Our revolving credit agreement provides us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. In April 2025, the Company replaced its previous revolving credit agreements and entered into a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030. See Note 7 to the Consolidated Financial Statements for further information on our credit agreement and commercial paper program.

As of June 30, 2025, we had $6.5 billion of undrawn committed capacity under our revolving credit agreement (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $5.3 billion of remaining capacity under our commercial paper program, and $4.6 billion in cash and short-term investments, approximately $1.0 billion of which was held by the parent company or certain nonregulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 43.3% and 43.1% as of June 30, 2025 and March 31, 2025, respectively. We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.1 billion from its subsidiaries without further approvals as of June 30, 2025.
Use of Capital Resources
Short-Term and Long-Term Debt. During the three months ended March 31, 2025, the Company redeemed at par its $700 million 5.685% senior notes that were due March 2026. In April 2025, $900 million of 3.250% senior notes were repaid at maturity.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.6 billion in the six months ended June 30, 2025 compared with $0.7 billion in the six months ended June 30, 2024.

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
We repurchased 8.2 million shares for approximately $2.6 billion during the six months ended June 30, 2025, compared with 14.7 million shares for approximately $5.0 billion during the six months ended June 30, 2024.
Other Sources of Funds and Uses of Capital Resources

Divestiture. As discussed in the "Developments" section above, the HCSC transaction was completed on March 19, 2025. We used the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

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

Due to the redemption and maturity of senior notes in the six months ended June 30, 2025, our long-term debt obligations as of June 30, 2025 have been updated compared to those previously provided in our 2024 Form 10-K. See Note 7 to the Consolidated Financial Statements for further discussion. Except for the item listed below, there have been no material changes to other information presented in our guarantees and contractual obligations set forth in our 2024 Form 10-K.
Long-Term Debt. Total scheduled payments on long-term debt are $46.1 billion through February 2054 (of which $1.9 billion relate to the remainder of 2025), which include scheduled interest payments and maturities of long-term debt.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2024 Form 10-K. As of June 30, 2025, there were no significant changes to the critical accounting estimates from what was reported in our 2024 Form 10-K.

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
Evernorth Health Services Segment
Evernorth Health Services includes a broad range of coordinated and point solution health services and capabilities within our Pharmacy Benefit Services and Specialty and Care Services operating segments. As described in the introduction to Segment Reporting, the performance of Evernorth Health Services is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.

Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations are claims utilization, claims composition and contract affordability services. Specialty and Care Services revenues are also impacted by customer and client growth. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in our 2024 Form 10-K for additional information on revenue and cost recognition policies for this segment.

Key factors that impact both Pharmacy Benefit Services and Specialty and Care Services:
•Pharmacy claim volume (also referred to as "utilization") relates to processing prescription claims filled by retail pharmacies in our network and dispensing prescription claims from our home delivery and specialty pharmacies, along with other claims.

Pharmacy claim volume is impacted by new clients or organic customer growth through the expansion of existing clients or through the loss of customers and business.
•The composition of claims generally considers the types of drugs, including the mix of claims among branded and higher priced specialty drugs compared to generic or biosimilar alternatives. We manage pharmaceutical manufacturer increase in prices through programs designed to reduce drug spend, providing positive impacts on our clients, our customers and us. Changes to claims mix, including types of drugs, distribution methods, pharmaceutical manufacturer prices, and alternative uses of drugs within our formularies continue to be a significant driver of organic growth for our revenues and income from operations in the current environment.
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates (also referred to as "affordability improvements" or "affordability services"). Through these affordability improvements, we seek to improve the effectiveness of our combined and standalone solutions for our clients by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our continued affordability improvements further reduce drug costs for our customers and clients, and we share in the value delivered, which generally results in a favorable impact on our income from operations.

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

Results of Operations

Financial Summary
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Adjusted revenues (1)	$57,825	$49,548	17%		$111,506	$95,774	16%
Pre-tax adjusted income from operations (1)	$1,696	$1,619	5%		$3,130	$2,979	5%
Pre-tax margin (1)(2)	2.9%	3.3%	(40)	bps	2.8%	3.1%	(30)	bps
SG&A expense ratio (3)	1.9%	2.0%	(10)	bps	1.9%	2.0%	(10)	bps
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

Selected Financial Information
	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollars and adjusted scripts in millions)	2025	2024		2025	2024
Total adjusted revenues
Pharmacy Benefit Services	$31,954	$26,630	20%	$61,696	$52,737	17%
Specialty and Care Services	25,871	22,918	13	49,810	43,037	16
Total adjusted revenues	$57,825	$49,548	17%	$111,506	$95,774	16%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$833	$816	2%	$1,377	$1,341	3%
Specialty and Care Services	863	803	7	1,753	1,638	7
Total pre-tax adjusted income from operations	$1,696	$1,619	5%	$3,130	$2,979	5%
Pharmacy claim volume (1)	548	533	3%	1,087	1,046	4%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024

Commentary in parentheses regarding percentage changes represents the driver's impact on the overall category.

Adjusted revenues increased 17% and 16% for the three and six months ended, respectively, primarily reflecting higher utilization of prescription drugs from customer growth in Pharmacy Benefit Services (+7% and +7%, respectively) and Specialty and Care Services (+6% and +7%, respectively) and an increase due to claims composition in Pharmacy Benefit Services (+4% and +2%, respectively).

Pre-tax adjusted income from operations increased 5% and 5% for the three and six months ended, respectively, primarily reflecting specialty pharmacy growth in Specialty and Care Services (+8% and +6%, respectively), and contract affordability improvements and customer growth in Pharmacy Benefit Services (+3% and +3%, respectively), partially offset by strategic investments and initiatives to support business growth in Specialty and Care Services (-3% and -2%, respectively) and Pharmacy Benefit Services (-1% and -2%, respectively).

The SG&A expense ratio decreased 10 bps for both the three and six months ended, primarily reflecting higher adjusted revenues as discussed above.

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
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024			2025	2024
Adjusted revenues (1)	$10,754	$13,143	(18)%		$25,236	$26,420	(4)%
Pre-tax adjusted income from operations (1)	$1,094	$1,204	(9)%		$2,381	$2,544	(6)%
Pre-tax margin (1)(2)	10.2%	9.2%	100	bps	9.4%	9.6%	(20)	bps
Medical care ratio	83.2%	82.3%	90	bps	82.6%	81.1%	150	bps
SG&A expense ratio (3)	20.3%	20.0%	30	bps	19.8%	20.2%	(40)	bps
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
Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues decreased 18%, or $2,389 million, and 4%, or $1,184 million, primarily due to the impact of the HCSC transaction (-$3,137 million and -$2,527 million, respectively), partially offset by higher premiums within employer insured (+$334 million and +$629 million, respectively) and stop loss (+$214 million and +$414 million, respectively), primarily reflecting premium rate increases to cover expected increases in underlying medical costs across those businesses.
Pre-tax adjusted income from operations decreased 9%, or $110 million, and 6%, or $163 million, primarily due to a higher MCR.
The medical care ratio increased 90 bps and 150 bps, primarily due to higher stop loss medical costs.
The SG&A expense ratio increased 30 bps for the three months ended June 30, 2025, primarily due to the impact of the HCSC transaction (+120 bps), partially offset by revenue growth outpacing volume-related expenses within the ongoing businesses (-90 bps). The SG&A expense ratio decreased 40 bps for the six months ended June 30, 2025, primarily due to revenue growth outpacing volume-related expenses within the ongoing businesses.

Medical Customers
Medical customers include individuals who meet any of the following criteria: (i) are covered under a medical insurance policy, managed care arrangement or administrative services agreement issued by Cigna Healthcare; (ii) have access to the Cigna Healthcare provider network for covered services under their medical plan; or (iii) have medical claims that are administered by Cigna Healthcare.

Cigna Healthcare Medical Customers
	As of June 30,
(In thousands)	2025	2024	Change
U.S. Healthcare	2,574	3,845	(33)%
International Health (1)	1,250	1,206	4
Insured	3,824	5,051	(24)%
U.S. Healthcare	13,781	13,559	2
International Health (1)	441	433	2
Administrative services only	14,222	13,992	2
Total	18,046	19,043	(5)%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 5%, primarily due to the HCSC transaction.

Unpaid Claims and Claim Expenses

	As of June 30,	As of December 31,
(In millions)	2025	2024	Change
Unpaid claims and claim expenses	$4,636	$5,018	(8)%
Our unpaid claims and claim expenses liability decreased 8%, driven by the HCSC transaction (-$983 million), partially offset by the change in stop loss reserves (+$641 million), primarily due to seasonality.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024			2025	2024
Adjusted revenues	$184	$227	(19)%		$359	$393	(9)%
Pre-tax adjusted income from operations	$25	$(16)	N/M	%	$25	$2	N/M	%
Pre-tax margin	13.6%	(7.0)%	2,060	bps	7.0%	0.5%	650	bps
Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024
Adjusted revenues primarily reflects premiums and net investment income associated with COLI and our run-off operations, as well as revenues from other non-strategic businesses.
Pre-tax adjusted income from operations increased for both periods, primarily driven by the decision to discontinue certain small non-strategic businesses.
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

Financial Summary
	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(In millions)	2025	2024		2025	2024
Pre-tax adjusted loss from operations	$(382)	$(435)	(12)%	$(793)	$(844)	(6)%

Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024
Pre-tax adjusted loss from operations decreased for both periods, primarily due to lower interest expense.

INVESTMENT ASSETS
Information regarding our investment assets is included in Notes 11, 12 and 13 to the Consolidated Financial Statements.

Investment Outlook
Future realized and unrealized investment results will be driven largely by market conditions, and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics; therefore, we expect to hold a significant portion of these assets for the long term. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity. The below discussion addresses the strategies and risks associated with our various classes of investment assets. See Part I, Item 1A - "Risk Factors" in our 2024 Form 10-K for additional information regarding risks associated with our investment portfolio.

Debt Securities
The carrying value of our debt securities portfolio decreased from $9.4 billion as of December 31, 2024 to $8.4 billion as of June 30, 2025, primarily reflecting the HCSC transaction. See Note 5 to the Consolidated Financial Statements for further information. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of June 30, 2025, $7.3 billion, or 87%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.1 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment-grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
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

Commercial Mortgage Loans
As of June 30, 2025, our $1.3 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of June 30, 2025. Given the quality and diversity of the underlying real estate, positive debt service coverage, and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 11 to the Consolidated Financial Statements.
Office sector fundamentals are weak but have begun to stabilize for higher-quality assets. Lower-quality assets will likely continue to experience value erosion due to weak tenant demand and low investor interest. Additionally, the current macroeconomic headwinds are impacting capital markets and reducing investor appetite for capital-intensive assets (e.g., offices and regional shopping malls). Our commercial mortgage loan portfolio has no exposure to regional shopping malls and less than 25% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our results of operations, financial condition or liquidity.

Other Long-Term Investments
Other long-term investments of $4.8 billion as of June 30, 2025 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $17.1 billion as of June 30, 2025. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 15% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of June 30, 2025. See Note 14 to the Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding unconsolidated subsidiaries.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section in our 2024 Form 10-K.

As of June 30, 2025, there was no material change in our risk exposure as reported in our 2024 Form 10-K.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended June 30, 2025:

Period	Total # of shares purchased (1)	Average price paid per share (1)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
April 1 - 30, 2025	3,166,395	$332.60	3,166,234	$7,738
May 1 - 31, 2025	20,482	$339.80	18,891	$7,732
June 1 - 30, 2025	2,048	$321.73	—	$7,732
Total	3,188,925	$332.64	3,185,125	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 161 shares in April, 1,591 shares in May and 2,048 shares in June 2025.
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

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2025, the following 10b5-1 director and officer trading plan arrangement changes occurred:
1.On May 6, 2025, David Cordani, Chairman and Chief Executive Officer of The Cigna Group, adopted a 10b5-1 plan. Mr. Cordani's plan provides for (i) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 32,586 shares subject to the award at the target level of performance) and (ii) the exercise of vested stock options and the associated sale of up to 212,543 shares of The Cigna Group common stock, in each case through May 5, 2026.
2.On May 7, 2025, Brian Evanko, President and Chief Operating Officer, adopted a 10b5-1 plan. Mr. Evanko's plan provides for the exercise of vested stock options and the associated sale of up to 18,429 shares of The Cigna Group common stock through May 8, 2026.
3.On May 8, 2025, Nicole Jones, Executive Vice President, Chief Administrative Officer and General Counsel, adopted a 10b5-1 plan. Ms. Jones' plan provides for (i) the sale of up to 3,773 shares of The Cigna Group common stock, (ii) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 5,661 shares subject to the award at the target level of performance) and (iii) the exercise of vested stock options and the associated sale of up to 27,430 shares of The Cigna Group common stock, in each case through May 8, 2026.
4.On May 22, 2025, Everett Neville, Executive Vice President of Strategy and Business Development, adopted a 10b5-1 plan. Mr. Neville's plan provides for the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 3,565 shares subject to the award at the target level of performance) through May 8, 2026.
These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and the Company's policies regarding insider transactions.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
10.1‡	Agreement and Release between The Cigna Group and Eric Palmer dated April 15, 2025	Filed herewith.
10.2
Revolving Credit and Letter of Credit Agreement, dated as of April 24, 2025, with the banks named therein, JPMorgan Chase Bank, N.A., as administrative agent, and BofA Securities, Inc., Citibank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Securities, LLC, as joint lead arrangers and joint bookrunners
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
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows;and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
‡ Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 31, 2025

THE CIGNA GROUP

/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)