Form 10-Q
period 2025-09-30
Cigna Group
filed 2025-10-30
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 24, 2025, 267,125,816 shares of the issuer's common stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Revenues
Pharmacy revenues	$56,054	$48,284	$158,336	$135,421
Premiums	9,081	11,436	30,973	34,493
Fees and other revenues	4,380	3,889	12,412	10,862
Net investment income	233	85	707	696
TOTAL REVENUES	69,748	63,694	202,428	181,472
Benefits and expenses
Pharmacy and other service costs	55,530	47,565	157,196	133,488
Medical costs and other benefit expenses	7,842	9,527	26,089	28,482
Selling, general and administrative expenses	3,362	3,590	11,008	10,979
Amortization of acquired intangible assets	436	436	1,280	1,279
TOTAL BENEFITS AND EXPENSES	67,170	61,118	195,573	174,228
Income from operations	2,578	2,576	6,855	7,244
Interest expense and other	(347)	(376)	(1,046)	(1,073)
Gain (loss) on sale of businesses	38	(87)	79	(106)
Net investment gains (losses)	26	(921)	76	(2,805)
Income before income taxes	2,295	1,192	5,964	3,260
TOTAL INCOME TAXES	322	367	950	1,018
Net income	1,973	825	5,014	2,242
Less: Net income attributable to noncontrolling interests	105	86	291	232
SHAREHOLDERS' NET INCOME	$1,868	$739	$4,723	$2,010
Shareholders' net income per share
Basic	$7.02	$2.65	$17.65	$7.13
Diluted	$6.98	$2.63	$17.52	$7.05

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net income	$1,973	$825	$5,014	$2,242
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(401)	264	(180)	493
Net long-duration insurance and contractholder liabilities measurement adjustments	421	(28)	(356)	(800)
Net translation (losses) gains on foreign currencies	(10)	39	68	8
Postretirement benefits liability adjustment	7	4	10	—
Other comprehensive income (loss), net of tax	17	279	(458)	(299)
Total comprehensive income	1,990	1,104	4,556	1,943
Less: Net income attributable to noncontrolling interests	105	86	291	232
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,885	$1,018	$4,265	$1,711

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of September 30,	As of December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$6,025	$7,550
Investments	883	665
Accounts receivable, net	31,709	24,227
Inventories	5,632	6,692
Other current assets	2,486	2,732
Assets of businesses held for sale	—	7,004
Total current assets	46,735	48,870
Long-term investments	18,483	15,128
Reinsurance recoverables	4,207	4,378
Property and equipment	3,650	3,654
Goodwill	44,924	44,370
Other intangible assets	28,975	29,417
Other assets	3,389	2,786
Separate account assets	7,556	7,278
TOTAL ASSETS	$157,919	$155,881
Liabilities
Current insurance and contractholder liabilities	$6,018	$5,388
Pharmacy and other service costs payable	30,301	28,465
Accounts payable	9,346	9,294
Accrued expenses and other liabilities	7,695	9,387
Short-term debt	3,093	3,035
Liabilities of businesses held for sale	—	2,410
Total current liabilities	56,453	57,979
Non-current insurance and contractholder liabilities	10,079	10,254
Deferred tax liabilities, net	6,997	6,975
Other non-current liabilities	3,873	3,215
Long-term debt	30,947	28,937
Separate account liabilities	7,556	7,278
TOTAL LIABILITIES	115,905	114,638
Contingencies — Note 16
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,698	31,288
Accumulated other comprehensive loss	(2,799)	(2,341)
Retained earnings	47,028	43,519
Less: Treasury stock, at cost	(34,126)	(31,437)
TOTAL SHAREHOLDERS' EQUITY	41,805	41,033
Noncontrolling interests	209	210
Total equity	42,014	41,243
Total liabilities and equity	$157,919	$155,881
(1)Par value per share, $0.01; shares issued, 404 million as of September 30, 2025 and 403 million as of December 31, 2024; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended September 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2025	$4	$31,588	$(2,816)	$45,564	$(34,126)	$40,214	$216	$40,430	$—
Effects of issuing stock for employee benefit plans		110			(3)	107		107
Other comprehensive income			17			17		17	—
Net income				1,868		1,868	105	1,973	—
Common dividends declared (per share: $1.51)				(404)		(404)		(404)
Repurchase of common stock		—			3	3		3
Other transactions impacting noncontrolling interests		—				—	(112)	(112)	—
Balance at September 30, 2025	$4	$31,698	$(2,799)	$47,028	$(34,126)	$41,805	$209	$42,014	$—

Three Months Ended September 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at June 30, 2024	$4	$31,048	$(2,442)	$42,132	$(29,410)	$41,332	$195	$41,527	$—
Effect of issuing stock for employee benefit plans		138			(2)	136		136
Other comprehensive income			279			279		279	—
Net income				739		739	86	825	—
Common dividends declared (per share: $1.40)				(391)		(391)		(391)
Repurchase of common stock		—			—	—		—
Other transactions impacting noncontrolling interests		—				—	(78)	(78)	—
Balance at September 30, 2024	$4	$31,186	$(2,163)	$42,480	$(29,412)	$42,095	$203	$42,298	$—

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243	$—
Effect of issuing stock for employee benefit plans		410			(111)	299		299
Other comprehensive loss			(458)			(458)		(458)	—
Net income				4,723		4,723	291	5,014	—
Common dividends declared (per share: $4.53)				(1,214)		(1,214)		(1,214)
Repurchase of common stock		—			(2,578)	(2,578)		(2,578)
Other transactions impacting noncontrolling interests		—				—	(292)	(292)	—
Balance at September 30, 2025	$4	$31,698	$(2,799)	$47,028	$(34,126)	$41,805	$209	$42,014	$—

Nine Months Ended September 30, 2024
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		517			(117)	400		400
Other comprehensive loss			(299)			(299)		(299)	—
Net income				2,010		2,010	232	2,242	—
Common dividends declared (per share: $4.20)				(1,182)		(1,182)		(1,182)
Repurchase of common stock		—			(5,057)	(5,057)		(5,057)
Other transactions impacting noncontrolling interests		—				—	(50)	(50)	(107)
Balance at September 30, 2024	$4	$31,186	$(2,163)	$42,480	$(29,412)	$42,095	$203	$42,298	$—

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2025	2024
Cash Flows from Operating Activities
Net income	$5,014	$2,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,053	2,129
Investment (gains) losses, net	(76)	2,805
Deferred income tax benefit	(174)	(351)
(Gain) loss on sale of businesses	(79)	106
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(6,911)	(10,600)
Inventories	1,060	577
Reinsurance recoverable and Other assets	(537)	(358)
Insurance liabilities	1,662	(214)
Pharmacy and other service costs payable	1,837	8,979
Accounts payable and Accrued expenses and other liabilities	(857)	(819)
Other, net	460	655
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,452	5,151
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	518	569
Investment maturities and repayments:
Debt securities and equity securities	745	585
Commercial mortgage loans	198	79
Other sales, maturities and repayments (primarily short-term and other long-term investments)	656	567
Investments purchased or originated:
Debt securities and equity securities	(5,271)	(943)
Commercial mortgage loans	(117)	(54)
Other (primarily short-term and other long-term investments)	(1,066)	(1,028)
Property and equipment purchases, net	(890)	(1,069)
Acquisitions, net of cash acquired	(597)	(132)
Divestitures, net of cash sold	2,346	—
Renewable energy tax credit equity investments	(485)	(466)
Other, net	(24)	(19)
NET CASH USED IN INVESTING ACTIVITIES	(3,987)	(1,911)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	113	120
Withdrawals and benefit payments from contractholder deposit funds	(201)	(180)
Net change in short-term debt, excluding term loan	(915)	366
Net proceeds on issuance of term loan	1,999	—
Repayment of term loan	(2,000)	—
Repayment of long-term debt	(1,643)	(3,000)
Net proceeds on issuance of long-term debt	4,461	4,462
Repurchase of common stock	(2,620)	(5,012)
Issuance of common stock	178	283
Common stock dividend paid	(1,215)	(1,183)
Other, net	(512)	(255)
NET CASH USED IN FINANCING ACTIVITIES	(2,355)	(4,399)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	30	6
Net decrease in cash, cash equivalents and restricted cash	(2,860)	(1,153)
Cash, cash equivalents and restricted cash January 1, (1)	8,931	8,337
Cash, cash equivalents and restricted cash September 30, (1)	6,071	7,184
Cash and cash equivalents reclassified to assets of businesses held for sale	—	(1,249)
Cash, cash equivalents and restricted cash September 30, per Consolidated Balance Sheets (1)	$6,071	$5,935
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$356	$839
Interest paid	$1,043	$1,037
(1)Restricted cash and cash equivalents were reported in other long-term investments and Other assets.

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
Recent Accounting Pronouncements

The Company's 2024 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. There are no updates on significant accounting pronouncements recently adopted that have occurred since the Company filed its 2024 Form 10-K. There are no significant accounting pronouncements recently issued and not yet adopted that are expected to impact our operations or financial statements, with the exception of Accounting Standards Update 2025-06, Targeted Improvements to the Accounting for Internal-Use Software.

In September 2025, the Financial Accounting Standards Board issued new guidance related to Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40), Accounting Standards Update ("ASU") 2025-06, which seeks to improve the operability of the recognition guidance considering different methods of software development, mainly more iterative methods. The guidance is required to be adopted January 1, 2028 with early adoption permitted, and transition options include prospective from the date of adoption as well as retrospective adoption. The Company is currently evaluating the impact of this guidance on our results of operations and financial position, as well as potential impacts to systems and controls.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	September 30, 2025	December 31, 2024
Noninsurance customer receivables	$15,007	$11,879
Pharmaceutical manufacturers receivables	14,405	10,914
Insurance customer receivables	1,444	3,199
Other receivables	853	162
Total		$26,154
Accounts receivable, net classified as assets of businesses held for sale		(1,927)
Total	$31,709	$24,227

These accounts receivable are reported net of our allowances of $7.0 billion and $5.0 billion as of September 30, 2025 and December 31, 2024, respectively. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses, and other non-credit adjustments.

The Company's allowance for current expected credit losses was $160 million as of September 30, 2025 and $84 million as of December 31, 2024.

Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") with a total capacity of $1.5 billion under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility automatically renewed in July 2025 and is subject to automatic one-year renewal terms unless terminated by either party.
We sold manufacturer accounts receivable under the Facility of $1.3 billion for both the three months ended September 30, 2025 and 2024, respectively, and $4.0 billion and $4.5 billion for the nine months ended September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, factoring fees paid were not material. As of September 30, 2025, there were $0.8 billion of sold accounts receivable that have not been collected from manufacturers and have been removed from the Company's Consolidated Balance Sheets. As of December 31, 2024, all sold accounts receivable had been collected from manufacturers. As of September 30, 2025, all collections from manufacturers have been remitted to the financial institution. As of December 31, 2024, there were $1.0 billion of collections from manufacturers that have not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require.
As of both September 30, 2025 and December 31, 2024, $1.6 billion of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier.
As of September 30, 2025, we have been informed by the financial institution that $606 million of the Company's outstanding payment obligations were voluntarily elected by suppliers to be sold to the financial institution under the Program.
Note 5 – Divestiture

On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies® businesses (the "Disposal Group" or the "HCSC transaction"). The purchase price increased from $3.3 billion to $4.9 billion, reflecting higher statutory surplus for the legal entities when conveyed to HCSC and post-closing contractual adjustments.
During the three and nine months ended September 30, 2025, the Company recognized a gain of $38 million pre-tax ($241 million after-tax) and $75 million pre-tax ($353 million after-tax), respectively, within Gain (loss) on sale of businesses in the Consolidated Statements of Income. See Note 15 to the Consolidated Financial Statements for discussion of tax matters resulting in an after-tax gain on sale of businesses.
The Company received approximately $4.2 billion cash proceeds at closing. We expect receipt of the remaining approximately $0.6 billion in the fourth quarter of 2025 upon HCSC's collection of amounts due from the Centers for Medicare and Medicaid Services ("CMS") and completion of post-closing contractual adjustments.
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
(1) Includes Goodwill of $94 million.
Integration and Transaction-Related Costs
In 2025 and 2024, the Company incurred transaction-related costs associated with the HCSC transaction. These costs incurred consisted primarily of certain projects to separate the Company's systems, products and services; fees for legal, advisory and other professional services; and certain employment-related costs. These costs were $7 million pre-tax ($6 million after-tax) for the three months ended and $297 million pre-tax ($226 million after-tax) for the nine months ended September 30, 2025, compared with $77 million pre-tax ($59 million after-tax) for the three months ended and $177 million pre-tax ($135 million after-tax) for the nine months ended September 30, 2024.

Note 6 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2025			September 30, 2024
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,868		$1,868	$739		$739
Shares:
Weighted average	265,913		265,913	278,457		278,457
Common stock equivalents		1,617	1,617		2,939	2,939
Total shares	265,913	1,617	267,530	278,457	2,939	281,396
Earnings per share	$7.02	$(0.04)	$6.98	$2.65	$(0.02)	$2.63

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$4,723		$4,723	$2,010		$2,010
Shares:
Weighted average	267,635		267,635	282,005		282,005
Common stock equivalents		1,892	1,892		3,037	3,037
Total shares	267,635	1,892	269,527	282,005	3,037	285,042
Earnings per share	$17.65	$(0.13)	$17.52	$7.13	$(0.08)	$7.05
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Anti-dilutive options	2.1	0.8	1.9	1.0
The Company held approximately 137.4 million shares of common stock in treasury as of September 30, 2025, 128.7 million shares as of December 31, 2024 and 122.5 million shares as of September 30, 2024.

Note 7 – Debt
Short-Term and Long-Term Debt. During the nine months ended September 30, 2025, the Company redeemed at par its $700 million 5.685% senior notes that were due March 2026 and repaid $900 million 3.250% senior notes that matured in April 2025. For more information regarding our short-term and long-term debt, see Note 7 of the Company's 2024 Form 10-K.
Debt Issuance. In September 2025, we issued $4.5 billion of new senior notes, as detailed in the table below. The proceeds from this debt issuance were used to repay the $2.0 billion of loans outstanding under the Term Loan Facility as described below. We used the remaining net proceeds for general corporate purposes, including investments and repayment of indebtedness. Interest on this debt is paid semiannually.

Principal	Maturity Date	Interest Rate	Net Proceeds	Redeemable Date(1)	"Make Whole" Premium (2)
$1,000 million	September 15, 2030	4.500%	$994 million	August 15, 2030	15
$1,250 million	September 15, 2032	4.875%	$1,245 million	July 15, 2032	15
$1,500 million	January 15, 2036	5.250%	$1,490 million	October 15, 2035	15
$750 million	January 15, 2056	6.000%	$736 million	July 15, 2055	20
(1) Redeemable at any time prior to this date at a "make whole" premium, defined below. Redeemable at par on or after this date.
(2) "Make whole" premium calculated using a comparable U.S. Treasury rate plus the amount of basis points set forth in this column.

Term Loan. In August 2025, the Company entered into a new 364-day term loan facility (the "Term Loan Facility") and borrowed $2.0 billion to fund an investment in Shields Health Solutions ("Shields"), a leading specialty pharmacy management company. The full outstanding balance was repaid and the Term Loan Facility was terminated in September 2025, using proceeds from the debt issuance described above.
Revolving Credit Agreement. Our Credit Agreement (defined below) provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of September 30, 2025, there was no outstanding balance under the Credit Agreement.

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

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper balance as of September 30, 2025.
Debt Covenants. The Company was in compliance with its debt covenants as of September 30, 2025.

Interest Expense. Interest expense on long-term and short-term debt was $363 million for the three months ended and $1.1 billion for the nine months ended September 30, 2025, compared with $380 million for the three months ended and $1.1 billion for the nine months ended September 30, 2024.

Note 8 – Common and Preferred Stock

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2025
March 5, 2025	March 20, 2025	$1.51	$412
June 3, 2025	June 18, 2025	$1.51	$401
September 4, 2025	September 18, 2025	$1.51	$402
2024
March 6, 2024	March 21, 2024	$1.40	$401
June 4, 2024	June 20, 2024	$1.40	$392
September 4, 2024	September 19, 2024	$1.40	$390

On October 22, 2025, the Board of Directors of The Cigna Group (the "Board") declared the fourth quarter cash dividend of $1.51 per share of The Cigna Group common stock to be paid on December 18, 2025 to shareholders of record on December 4, 2025. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by the Board and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.

Note 9 – Insurance and Contractholder Liabilities
A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	September 30, 2025			December 31, 2024			September 30, 2024
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,616	$60	$4,676	$4,932	$86	$5,018	$5,088
Other	155	180	335	147	144	291	312
Future policy benefits
Cigna Healthcare	38	154	192	91	507	598	599
Other Operations	142	3,155	3,297	157	3,140	3,297	3,458
Contractholder deposit funds
Cigna Healthcare	—	—	—	9	115	124	130
Other Operations	331	5,801	6,132	366	5,958	6,324	6,346
Market risk benefits	22	687	709	25	760	785	944
Unearned premiums	714	42	756	753	31	784	741
Total				6,480	10,741	17,221	17,618
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)				(1,092)	(487)	(1,579)	(1,568)
Total insurance and contractholder liabilities	$6,018	$10,079	$16,097	$5,388	$10,254	$15,642	$16,050
(1) Amounts classified as liabilities of businesses held for sale include $983 million of Unpaid claims, $408 million of Future policy benefits, $85 million of Unearned premiums and $103 million of Contractholder deposit funds as of December 31, 2024 and $937 million of Unpaid claims, $422 million of Future policy benefits, $98 million of Unearned premiums and $111 million of Contractholder deposit funds as of September 30, 2024.

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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.5 billion as of September 30, 2025 and $4.7 billion as of September 30, 2024. The decrease was driven by the HCSC transaction, partially offset by an increase in stop loss reserves primarily due to seasonality.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Nine Months Ended September 30,
(In millions)	2025 (1)	2024 (1)
Beginning balance	$5,018	$5,092
Less: Reinsurance and other amounts recoverable	159	236
Beginning balance, net	4,859	4,856
Incurred costs related to:
Current year	25,763	28,314
Prior years	(319)	(422)
Total incurred	25,444	27,892
Paid costs related to:
Current year	20,399	23,761
Prior years	4,055	4,059
Total paid	24,454	27,820
Less: Divestiture and other	1,323	—
Ending balance, net	4,526	4,928
Add: Reinsurance and other amounts recoverable	150	160
Ending balance	$4,676	$5,088
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale prior to the completion of the HCSC transaction. As of December 31, 2024, September 30, 2024 and December 31, 2023, includes $983 million, $937 million and $823 million, respectively, classified as liabilities of businesses held for sale.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Nine Months Ended September 30,
	2025		2024
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$185	0.5%	$212	0.6%
Medical cost trend	134	0.3	210	0.6
Total favorable variance	$319	0.8%	$422	1.2%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2024.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2023.

Favorable prior year development in both years primarily reflects lower than expected utilization of medical services as compared to our assumptions.

C.Future Policy Benefits

Cigna Healthcare

Future policy benefits for the Cigna Healthcare segment were primarily related to the businesses divested to HCSC on March 19, 2025. Excluding the divestiture, changes in the future policy benefits for the nine months ended September 30, 2025 and September 30, 2024 were not material.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	September 30, 2025	September 30, 2024
Interest accretion rate	5.64%	5.64%
Current discount rate	5.11%	4.81%
Weighted average duration	10.8 years	11.3 years

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

Future policy benefits for Other Operations include deferred profit liability of $0.4 billion as of both September 30, 2025 and September 30, 2024. Future policy benefits excluding deferred profit liability were $2.9 billion as of both September 30, 2025 and December 31, 2024, $3.1 billion as of September 30, 2024, and $3.2 billion as of December 31, 2023. Undiscounted expected future policy benefits were $4.2 billion as of September 30, 2025 and $4.3 billion as of September 30, 2024. As of both September 30, 2025 and September 30, 2024, $0.9 billion of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.1 billion as of September 30, 2025, $6.3 billion as of December 31, 2024, $6.3 billion as of September 30, 2024 and $6.5 billion as of December 31, 2023. Approximately 37% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. Changes in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments, partially offset by deposits and interest credited.

As of September 30, 2025, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.26%, $2.6 billion and $2.8 billion, respectively. The comparative amounts as of September 30, 2024 were 3.33%, $2.9 billion and $2.8 billion, respectively. More than 99% of the $3.9 billion liability as of September 30, 2025 and the $4.0 billion liability as of September 30, 2024 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion and $1.1 billion, respectively, represented contracts with policies at the guarantee. At these same period ends, $1.1 billion and $1.2 billion was 50 - 150 basis points ("bps") above the guarantee, and the remaining $1.6 billion as of September 30, 2025 and $1.7 billion as of September 30, 2024 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both September 30, 2025 and September 30, 2024, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Balance, beginning of year	$785	$1,003
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	838	1,085
Changes due to expected run-off	(14)	(7)
Changes due to capital markets versus expected	(30)	(78)
Changes due to policyholder behavior versus expected	(20)	(26)
Assumption changes	(17)	37
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	757	1,011
Nonperformance risk (own credit risk), end of period	(48)	(67)
Balance, end of period	$709	$944
Reinsured market risk benefit, end of period	$756	$1,008

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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2025	September 30, 2024
Net amount at risk	$1,141	$1,361
Average attained age of contractholders (weighted by exposure)	78.2 years	77.6 years

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

The Company's reinsurance recoverables as of September 30, 2025 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$6	$227	$233
BBB- to BBB+ equivalent current credit ratings (2)	—	—	64	64
Not rated	85	7	3	95
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	293	2,847	74	3,214
Not rated	—	6	1	7
Total reinsurance recoverables before market risk benefits	$378	$2,866	$369	$3,613
Allowance for uncollectible reinsurance				(23)
Market risk benefits				756
Total reinsurance recoverables (4)				$4,346
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
(4)Includes $139 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining as of September 30, 2025. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both September 30, 2025 and 2024, market risk benefits (shown in the table net of nonperformance risk as of September 30, 2025) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of September 30, 2025, approximately 100% of the Berkshire recoverable is secured by assets in a trust.

Note 11 – Investments

The following table summarizes the Company's investments by category and current or long-term classification:

	September 30, 2025			December 31, 2024
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$490	$7,861	$8,351	$463	$8,960	$9,423
Equity securities	17	3,500	3,517	7	554	561
Commercial mortgage loans	100	1,158	1,258	108	1,243	1,351
Policy loans	—	1,080	1,080	—	1,156	1,156
Other long-term investments	—	4,884	4,884	—	4,576	4,576
Short-term investments	276	—	276	170	—	170
Total				$748	$16,489	$17,237
Investments classified as assets of businesses held for sale (1)				(83)	(1,361)	(1,444)
Investments per Consolidated Balance Sheets	$883	$18,483	$19,366	$665	$15,128	$15,793
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2024. These investments were primarily comprised of debt securities.

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of September 30, 2025:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$653	$573
Due after one year through five years	3,649	3,639
Due after five years through ten years	2,103	2,052
Due after ten years	1,978	1,842
Mortgage and other asset-backed securities	271	245
Total	$8,654	$8,351
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2025
Federal government and agency	$214	$—	$16	$(4)	$226
State and local government	24	—	1	—	25
Foreign government	407	—	12	(7)	412
Corporate	7,738	(118)	168	(345)	7,443
Mortgage and other asset-backed	271	—	2	(28)	245
Total	$8,654	$(118)	$199	$(384)	$8,351

December 31, 2024
Federal government and agency	$276	$—	$14	$(9)	$281
State and local government	37	—	1	(1)	37
Foreign government	350	—	5	(11)	344
Corporate	9,091	(111)	102	(659)	8,423
Mortgage and other asset-backed	371	—	1	(34)	338
Total	$10,125	$(111)	$123	$(714)	$9,423

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

	September 30, 2025				December 31, 2024
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$276	$278	$(2)	121	$1,203	$1,227	$(24)	545
Below investment grade	52	58	(6)	252	245	250	(5)	739
More than one year
Investment grade	3,389	3,747	(358)	918	4,687	5,319	(632)	1,297
Below investment grade	213	231	(18)	74	416	469	(53)	123
Total	$3,930	$4,314	$(384)	1,365	$6,551	$7,265	$(714)	2,704

Equity Securities
The following table provides the values of the Company's equity security investments:

	September 30, 2025		December 31, 2024
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$641	$134	$635	$37
Equity securities with no readily determinable fair value	6,167	3,383	3,215	524
Total	$6,808	$3,517	$3,850	$561
In the third quarter of 2025, the Company invested $3.5 billion in preferred stock of Shields and a compounding dividend is recorded in Fees and other revenues within the Consolidated Statements of Income. The investment is included in equity securities with no readily determinable fair value in the table above.
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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	September 30, 2025			December 31, 2024
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$356	2.13		$547	2.07
60% to 79%	717	1.77		595	1.83
80% to 100%	185	0.87		209	0.51
Total	$1,258	1.72	71%	$1,351	1.70	69%

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

	Carrying Value as of
(In millions)	September 30, 2025	December 31, 2024
Real estate investments	$1,800	$1,763
Securities partnerships	2,896	2,587
Other	188	226
Total	$4,884	$4,576

B.Derivative Financial Instruments
The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities. The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates and to hedge the interest rate risk of certain long-term debt. The Company also has derivative instruments associated with certain equity securities; see Note 12 to the Consolidated Financial Statements for further discussion.

As of September 30, 2025, the notional value of interest rate swap contracts increased to $2.8 billion compared with $2.7 billion as of December 31, 2024. There were no other material changes to the Company's individual derivative hedging strategies during the three and nine months ended September 30, 2025. Please refer to the Company's 2024 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of September 30, 2025 and December 31, 2024. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements.

C.Investment Gains and Losses

Net investment gains (losses), before income taxes were $26 million and $76 million, respectively, for the three and nine months ended September 30, 2025, versus $(921) million and $(2,805) million, respectively, for the three and nine months ended September 30, 2024. Net investment results for the three and nine months ended September 30, 2025 increased, reflecting the absence of the impairment of equity securities recorded in 2024. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
Note 12 – Fair Value Measurements
For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 12 in the Company's 2024 Form 10-K.

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information about the Company's investment and derivative financial assets and liabilities carried at fair value on a recurring basis. Further information regarding insurance assets and liabilities carried at fair value is provided in Note 9E to the Consolidated Financial Statements in the Company's 2024 Form 10-K. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Financial assets at fair value
Debt securities
Federal government and agency	$105	$165	$121	$116	$—	$—	$226	$281
State and local government	—	—	25	37	—	—	25	37
Foreign government	—	—	412	344	—	—	412	344
Corporate	—	—	7,130	8,049	313	374	7,443	8,423
Mortgage and other asset-backed	—	—	207	295	38	43	245	338
Total debt securities	105	165	7,895	8,841	351	417	8,351	9,423
Equity securities (1)	76	1	46	36	12	—	134	37
Short-term investments	—	—	276	170	—	—	276	170
Derivative assets	—	—	74	168	936	—	1,010	168
Financial liabilities at fair value
Derivative liabilities	$—	$—	$20	$1	$320	$—	$340	$1
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

Information about Debt Securities
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	September 30, 2025	December 31, 2024	Unobservable Input September 30, 2025	September 30, 2025		December 31, 2024
Debt securities
Corporate	$312	$373	Liquidity	60 - 2360 (400)	bps	60 - 1520 (370)	bps
Mortgage and other asset-backed securities	38	43	Liquidity	120 - 500 (290)	bps	100 - 550 (280)	bps
Other debt securities	1	1
Total Level 3 debt securities	$351	$417

Information about Derivative Instruments

Derivative Instruments associated with certain equity securities are valued each reporting period using a Monte Carlo simulation and estimated business enterprise value and are recorded in Other assets and Other non-current liabilities in the Consolidated Balance Sheets. The significant unobservable Level 3 measurement inputs used are forecasted earnings measures and equity as well as adjustments to reflect estimated volatility and credit spreads. See Note 11A to the Consolidated Financial Statements for further information.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Beginning balance	$362	$397	$417	$447
Losses included in Shareholders' net income	(9)	(10)	(23)	(71)
Gains included in Other comprehensive income (loss)	21	8	31	3
Purchases, sales and settlements
Purchases	617	4	644	15
Sales	(1)	(2)	(3)	(2)
Settlements	(21)	(4)	(101)	(19)
Total purchases, sales and settlements	595	(2)	540	(6)
Transfers into / (out of) Level 3
Transfers into Level 3	10	32	59	63
Transfers out of Level 3	—	(2)	(45)	(13)
Total transfers into / (out of) Level 3	10	30	14	50
Ending balance	$979	$423	$979	$423
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(6)	$(9)	$(23)	$(71)
Change in unrealized gain or (loss) included in Other comprehensive income (loss) for assets held at the end of the reporting period	$11	$8	$18	$3

Total gains and losses included in Shareholders' net income in the tables above are reflected in the Consolidated Statements of Income as Net investment gains (losses) and Net investment income. Gains and losses included in Other comprehensive income (loss), net of tax, in the tables above are reflected in Net unrealized (depreciation) appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty, and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2025 and 2024 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. See discussion under Level 3 Financial Assets and Financial Liabilities above for more information.
Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the nine months ended September 30, 2025 and 2024 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Guaranteed separate accounts (See Note 16)	$248	$231	$333	$345	$—	$—	$581	$576
Non-guaranteed separate accounts (1)	274	267	5,809	5,575	213	228	6,296	6,070
Subtotal	$522	$498	$6,142	$5,920	$213	$228	6,877	6,646
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							656	632
Total							$7,533	$7,278
(1)Non-guaranteed separate accounts include $3.8 billion as of both September 30, 2025 and December 31, 2024 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of both September 30, 2025 and December 31, 2024. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2025 or 2024.

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

For the nine months ended September 30, 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. For the nine months ended September 30, 2024, we determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net investment gains (losses) in the Company's Consolidated Statements of Income. Observable price changes for equity securities with no readily determinable fair value were not material for the nine months ended September 30, 2025 or September 30, 2024.

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

	Classification in Fair Value Hierarchy	September 30, 2025		December 31, 2024
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,214	$1,258	$1,256	$1,351
Long-term debt, including current maturities, excluding finance leases	Level 2	$32,378	$33,923	$28,392	$31,008

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

Shareholders' other comprehensive loss, net of tax, for the three and nine months ended September 30, 2025 and September 30, 2024 is primarily attributable to the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Securities and derivatives
Beginning balance	$1,053	$400	$832	$171
Unrealized (depreciation) appreciation on securities and derivatives, before reclassification, net of tax benefit (expense) of $137, $(65), $93 and $(133), respectively	(406)	254	(237)	435
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(1), $(2), $(14) and $(15), respectively	5	10	57	58
Other comprehensive (loss) income, net of tax	(401)	264	(180)	493
Ending balance	$652	$664	$652	$664
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(2,815)	$(1,743)	$(2,038)	$(971)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax (expense) benefit of $(146), $3, $92 and $265, respectively	427	(31)	(296)	(789)
Amounts reclassified to Shareholders' net income, net of tax expense of $—, $—, $16 and $—, respectively	—	—	(56)	—
Net current period change in discount rate for certain long-duration liabilities, net of tax (expense) benefit of $(146), $3, $108 and $265, respectively	427	(31)	(352)	(789)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit of $2, $—, $1 and $4, respectively	(6)	3	(4)	(11)
Other comprehensive income (loss), net of tax	421	(28)	(356)	(800)
Ending balance	$(2,394)	$(1,771)	$(2,394)	$(1,771)
Translation of foreign currencies
Beginning balance	$(120)	$(180)	$(198)	$(149)
Net translation of foreign currencies, before reclassification, net of tax (expense) of $—, $(2), $(8) and $(5), respectively	(10)	39	68	8
Ending balance	$(130)	$(141)	$(130)	$(141)
Postretirement benefits liability
Beginning balance	$(934)	$(919)	$(937)	$(915)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(3), $(5), $(7) and $(8), respectively	7	4	19	16
Net change due to valuation update, before reclassification, net of tax benefit of $1, $1, $4 and $5, respectively	—	—	(9)	(16)
Other comprehensive income, net of tax	7	4	10	—
Ending balance	$(927)	$(915)	$(927)	$(915)
Total Accumulated other comprehensive loss
Beginning balance	$(2,816)	$(2,442)	$(2,341)	$(1,864)
Shareholders' other comprehensive income (loss), net of tax (expense) benefit of $(10), $(70), $177 and $113, respectively	17	279	(458)	(299)
Ending balance	$(2,799)	$(2,163)	$(2,799)	$(2,163)

Note 14 – Strategic Optimization Program
In the first quarter of 2025, the Company commenced an enterprise-wide initiative to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. This program is expected to continue through December 2026 and includes severance and other employee costs, asset impairments and accelerated asset amortization, and the operating results of certain small non-strategic businesses that we plan to discontinue. As we continue to evaluate additional opportunities to improve the overall efficiency and effectiveness of our operations, we anticipate future charges.

During the three and nine months ended September 30, 2025, we reported total costs of $222 million pre-tax ($168 million after-tax) and $566 million pre-tax ($429 million after-tax), respectively, associated with this initiative. During the three and nine months ended September 30, 2025, the total costs included a charge in Selling, general and administrative ("SG&A") expenses of $181 million, pre-tax and $467 million, pre-tax, respectively, that was primarily associated with employee severance. The remainder for both periods reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2026. See Note 17 to the Consolidated Financial Statements for further details of the strategic optimization program impact by segment.

The following table summarizes a roll forward of the accrued liability recorded in Accrued expenses and other liabilities during the nine months ended September 30, 2025:

(In millions)
Balance, December 31, 2024	$—
2025 charges	335
2025 payments	(171)
Balance, September 30, 2025	$164

Note 15 – Income Taxes
Income Tax Expense
The effective tax rates of 14.0% and 15.9% for the three and nine months ended September 30, 2025, respectively, were lower than the effective tax rates of 30.8% and 31.2% for the three and nine months ended September 30, 2024, respectively. The decrease in the three and nine months comparative rates was primarily due to the absence of a valuation allowance related to the impairment of equity securities in 2024, partially offset by the absence of tax benefits recorded in 2024 related to the release of tax reserves following favorable state audit resolutions.

During the three months ended September 30, 2025, the reallocation of the HCSC transaction purchase price by legal entity resulted in an equal write-off of the deferred tax asset ("DTA") and valuation allowance associated with the tax-deductible capital loss on the sale, resulting in zero net impact on the Company's total tax provision. Additionally, the decrease in valuation allowance associated with the tax-deductible capital loss on the sale recorded in the three months ended September 30, 2025 generated a substantial portion of the after-tax gain on sale discussed in Note 5 to the Consolidated Financial Statements. This valuation allowance decrease was offset by an increase in valuation allowance associated with DTAs on the impairment of equity securities, as discussed below. As such, there was no material change to the realizability assessment of the Company's consolidated DTAs and no material net impact to the Company's consolidated tax expense. We continue to monitor and evaluate the need for any additional valuation allowance.

As of September 30, 2025, we had approximately $824 million in DTAs associated with the impairment of equity securities as well as unrealized investment losses. A valuation allowance of $788 million and $635 million as of the nine months ended September 30, 2025 and September 30, 2024, respectively, primarily relates to the impairment of equity securities discussed in Note 11 to the Consolidated Financial Statements. The increase in valuation allowance primarily associated with the impairment of equity securities resulted from the reallocation of available sources of capital income, as discussed above.

Note 16 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2025, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $400 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2025. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2025 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of September 30, 2025.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the nine months ended September 30, 2025.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Strategic optimization program (primarily Selling, general and administrative expenses)	$222	$168	$—	$—	$566	$429	$—	$—
Integration and transaction-related costs (Selling, general and administrative expenses)	7	6	77	59	297	226	177	135
(Gain) loss on sale of businesses	(38)	(241)	87	62	(79)	(356)	106	19
(Benefits) associated with litigation matters (Selling, general and administrative expenses)	(17)	(13)	—	—	(17)	(13)	—	—
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	19	—	41	—	53	—	75
Impairment of dividend receivable (Net investment income)	—	—	182	138	—	—	182	138
Total impact from special items	$174	$(61)	$346	$300	$767	$339	$465	$367

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2025
Revenues from external customers	$59,982	$9,460	$68	$5	$69,515
Intersegment revenues	380	1,357	14	(1,751)
Net investment income	29	116	80	8	233
Total revenues	60,391	10,933	162	(1,738)	69,748
Net investment results from certain equity method investments	—	(178)	—	—	(178)
Adjusted revenues	$60,391	$10,755	$162	$(1,738)	$69,570
Pharmacy and other service costs	57,326	—
Medical costs	—	7,579
Selling, general and administrative expenses excluding special items	1,037	2,140
Other segment items (1)
Interest (expense) and other	(2)	2
Less: Income attributable to noncontrolling interests	123	—
Pre-tax adjusted income (loss) from operations	1,903	1,038	36	(399)	2,578

Income (loss) before income taxes	$1,563	$1,302	$—	$(570)	$2,295
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(123)	—	—	—	(123)
Net investment losses (gains) (2)	17	(218)	(5)	2	(204)
Amortization of acquired intangible assets	431	5	—	—	436
Special items
Strategic optimization program	15	4	41	162	222
Integration and transaction-related costs	—	—	—	7	7
(Gain) on sale of businesses	—	(38)	—	—	(38)
(Benefits) associated with litigation matters	—	(17)	—	—	(17)
Pre-tax adjusted income (loss) from operations	$1,903	$1,038	$36	$(399)	$2,578

Other segment information
Depreciation and amortization	601	88	2	6	697
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2024
Revenues from external customers	$51,552	$11,919	$137	$1	$63,609
Intersegment revenues	1,045	1,279	18	(2,342)
Net investment (loss) income	(142)	142	79	6	85
Total revenues	52,455	13,340	234	(2,335)	63,694
Net investment results from certain equity method investments	—	(177)	—	—	(177)
Special item related to impairment of dividend receivable	182	—	—	—	182
Adjusted revenues	$52,637	$13,163	$234	$(2,335)	$63,699
Pharmacy and other service costs	49,768	—
Medical costs	—	9,355
Selling, general and administrative expenses excluding special items	894	2,637
Other segment items (1)
Interest (expense) and other	—	3
Less: Income attributable to noncontrolling interests	99	—
Pre-tax adjusted income (loss) from operations	$1,876	$1,174	$(6)	$(425)	$2,619

Income (loss) before income taxes	$631	$1,073	$(10)	$(502)	$1,192
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(99)	—	—	—	(99)
Net investment losses (gains) (2)	748	(8)	4	—	744
Amortization of acquired intangible assets	414	22	—	—	436
Special items
Integration and transaction-related costs	—	—	—	77	77
Loss on sale of businesses	—	87	—	—	87
Impairment of dividend receivable	182	—	—	—	182
Pre-tax adjusted income (loss) from operations	$1,876	$1,174	$(6)	$(425)	$2,619

Other segment information
Depreciation and amortization	$544	$97	$4	$5	$650
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2025
Revenues from external customers	$169,470	$31,986	$260	$5	$201,721
Intersegment revenues	2,336	3,901	39	(6,276)
Net investment income	91	376	222	18	707
Total revenues	171,897	36,263	521	(6,253)	202,428
Net investment results from certain equity method investments	—	(272)	—	—	(272)
Adjusted revenues	$171,897	$35,991	$521	$(6,253)	$202,156
Pharmacy and other service costs	163,386	—
Medical costs	—	25,446
Selling, general and administrative expenses	3,135	7,132
Other segment items (1)
Interest (expense) and other	(1)	6
Less: Income attributable to noncontrolling interests	342	—
Pre-tax adjusted income (loss) from operations	5,033	3,419	61	(1,192)	7,321

Income (loss) before income taxes	$4,101	$3,764	$(40)	$(1,861)	$5,964
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(342)	—	—	—	(342)
Net investment (gains) losses (2)	(67)	(285)	2	2	(348)
Amortization of acquired intangible assets	1,262	18	—	—	1,280
Special items
Strategic optimization program	83	14	99	370	566
Integration and transaction-related costs	—	—	—	297	297
(Gain) on sale of businesses	(4)	(75)	—	—	(79)
(Benefits) associated with litigation matters	—	(17)	—	—	(17)
Pre-tax adjusted income (loss) from operations	$5,033	$3,419	$61	$(1,192)	$7,321

Other segment information
Depreciation and amortization	$1,772	$252	$13	$16	$2,053
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2024
Revenues from external customers	$144,689	$35,752	$333	$2	$180,776
Intersegment revenues	3,558	3,606	63	(7,227)
Net investment (loss) income	(18)	463	231	20	696
Total revenues	148,229	39,821	627	(7,205)	181,472
Net investment results from certain equity method investments	—	(238)	—	—	(238)
Special item related to impairment of dividend receivable	182	—	—	—	182
Adjusted revenues	$148,411	$39,583	$627	$(7,205)	$181,416
Pharmacy and other service costs	140,458	—
Medical costs	—	27,886
Selling, general and administrative expenses	2,825	7,986
Other segment items (1)
Interest (expense) and other	(2)	7
Less: Income attributable to noncontrolling interests	271	—
Pre-tax adjusted income (loss) from operations	4,855	3,718	(4)	(1,269)	7,300

Income (loss) before income taxes	$1,494	$3,221	$(9)	$(1,446)	$3,260
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(271)	—	—	—	(271)
Net investment losses (2)	2,203	359	5	—	2,567
Amortization of acquired intangible assets	1,247	32	—	—	1,279
Special items
Integration and transaction-related costs	—	—	—	177	177
Loss on sale of businesses	—	106	—	—	106
Impairment of dividend receivable	182	—	—	—	182
Pre-tax adjusted income (loss) from operations	$4,855	$3,718	$(4)	$(1,269)	$7,300

Other segment information
Depreciation and amortization	$1,764	$334	$7	$24	$2,129
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Products (Pharmacy revenues) (ASC 606)
Network revenues	$32,525	$27,353	$91,319	$76,795
Home delivery and specialty revenues	20,513	18,909	59,424	53,384
Other revenues	3,403	2,990	9,913	8,433
Total Evernorth Health Services	56,441	49,252	160,656	138,612
Other Operations	14	14	41	47
Corporate and eliminations	(401)	(982)	(2,361)	(3,238)
Total Pharmacy revenues	56,054	48,284	158,336	135,421
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	4,705	4,382	14,077	13,125
Medicare Advantage	—	2,110	2,363	6,604
Stop loss	1,908	1,689	5,655	5,022
Individual and Family Plans	788	1,001	2,588	3,016
Other	488	1,203	2,822	3,681
U.S. Healthcare	7,889	10,385	27,505	31,448
International Health	1,047	911	3,051	2,687
Total Cigna Healthcare	8,936	11,296	30,556	34,135
Other Operations	68	122	227	285
Corporate and eliminations	77	18	190	73
Total Premiums	9,081	11,436	30,973	34,493
Services (Fees) (ASC 606) and Other revenues (1)
Evernorth Health Services	3,921	3,345	11,150	9,635
Cigna Healthcare	1,881	1,902	5,331	5,223
Other Operations	—	19	31	64
Corporate and eliminations	(1,422)	(1,377)	(4,100)	(4,060)
Total Fees and other revenues (1)	4,380	3,889	12,412	10,862
Total revenues from external customers	$69,515	$63,609	$201,721	$180,776
(1)Other revenues for the three months ended September 30, 2025 and 2024 were $276 million and $267 million, respectively, and for the nine months ended September 30, 2025 and 2024 were $552 million and $509 million, respectively.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period, and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.6 billion as of September 30, 2025 and $1.9 billion December 31, 2024.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2025 compared with December 31, 2024 and our results of operations for the three and nine months ended September 30, 2025 compared with the same periods last year, and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A of our 2024 Form 10-K.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our strategic and operational initiatives; our ability to adapt to changes in an evolving and rapidly changing industry; our ability to compete effectively, differentiate our products and services from those of our competitors, and maintain or increase market share; price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with health care payors, physicians, hospitals, other health service providers and with producers and consultants; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; changes in drug pricing or industry pricing benchmarks; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learning; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations, which could lead to an impairment charge; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws, regulations or government guidance; uncertainties surrounding participation in government-sponsored programs and providing services to payors who participate in government-sponsored programs; the outcome of litigation, regulatory audits and investigations; compliance with applicable privacy, security and data laws, regulations and standards; potential failure of our prevention, detection and control systems; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates; risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A - "Risk Factors" in our 2024 Form 10-K, discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Pharmacy revenues	$56,054	$48,284	16%		$158,336	$135,421	17%
Premiums	9,081	11,436	(21)		30,973	34,493	(10)
Fees and other revenues	4,380	3,889	13		12,412	10,862	14
Net investment income	233	85	174		707	696	2
Total revenues	69,748	63,694	10		202,428	181,472	12
Pharmacy and other service costs	55,530	47,565	17		157,196	133,488	18
Medical costs and other benefit expenses	7,842	9,527	(18)		26,089	28,482	(8)
Selling, general and administrative expenses	3,362	3,590	(6)		11,008	10,979	—
Amortization of acquired intangible assets	436	436	—		1,280	1,279	—
Total benefits and expenses	67,170	61,118	10		195,573	174,228	12
Income from operations	2,578	2,576	—		6,855	7,244	(5)
Interest expense and other	(347)	(376)	(8)		(1,046)	(1,073)	(3)
Gain (loss) on sale of businesses	38	(87)	N/M		79	(106)	N/M
Net investment gains (losses)	26	(921)	N/M		76	(2,805)	N/M
Income before income taxes	2,295	1,192	93		5,964	3,260	83
Total income taxes	322	367	(12)		950	1,018	(7)
Net income	1,973	825	139		5,014	2,242	124
Less: Net income attributable to noncontrolling interests	105	86	22		291	232	25
Shareholders' net income	$1,868	$739	153%		$4,723	$2,010	135%
Consolidated effective tax rate	14.0%	30.8%	(1,680)	bps	15.9%	31.2%	(1,530)	bps
Medical customers (in thousands)					18,059	19,048	(5)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,868		$739		$4,723		$2,010
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(204)	(43)	$744	740	$(348)	(194)	$2,567	2,547
Amortization of acquired intangible assets	436	332	436	333	1,280	998	1,279	972
Special items
Strategic optimization program	222	168	—	—	566	429	—	—
Integration and transaction-related costs	7	6	77	59	297	226	177	135
(Gain) loss on sale of businesses	(38)	(241)	87	62	(79)	(356)	106	19
(Benefits) associated with litigation matters	(17)	(13)	—	—	(17)	(13)	—	—
Deferred tax expenses, net (2)	—	19	—	41	—	53	—	75
Impairment of dividend receivable	—	—	182	138	—	—	182	138
Total special items	$174	(61)	$346	300	$767	339	$465	367
Adjusted income from operations		$2,096		$2,112		$5,866		$5,896
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

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$6.98		$2.63		$17.52		$7.05
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(0.76)	(0.16)	$2.64	2.63	$(1.29)	(0.72)	$9.00	8.93
Amortization of acquired intangible assets	1.63	1.24	1.55	1.18	4.74	3.70	4.49	3.41
Special items
Strategic optimization program	0.82	0.63	—	—	2.10	1.59	—	—
Integration and transaction-related costs	0.03	0.02	0.27	0.21	1.10	0.84	0.62	0.48
(Gain) loss on sale of businesses	(0.14)	(0.90)	0.31	0.22	(0.29)	(1.32)	0.37	0.07
(Benefits) associated with litigation matters	(0.06)	(0.05)	—	—	(0.06)	(0.05)	—	—
Deferred tax expenses, net (2)	—	0.07	—	0.15	—	0.20	—	0.26
Impairment of dividend receivable	—	—	0.65	0.49	—	—	0.64	0.48
Total special items	$0.65	(0.23)	$1.23	1.07	$2.85	1.26	$1.63	1.29
Adjusted income from operations		$7.83		$7.51		$21.76		$20.68
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

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2025	2024	Change	2025	2024	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$60,391	$52,637	15%	$171,897	$148,411	16%
Cigna Healthcare	10,755	13,163	(18)	35,991	39,583	(9)
Other Operations	162	234	(31)	521	627	(17)
Corporate, net of eliminations	(1,738)	(2,335)	(26)	(6,253)	(7,205)	(13)
Adjusted revenues	69,570	63,699	9	202,156	181,416	11
Net investment results from certain equity method investments	178	177	1	272	238	14
Special item related to impairment of dividend receivable	—	(182)	N/M	—	(182)	N/M
Total revenues	$69,748	$63,694	10%	$202,428	$181,472	12%
Shareholders' net income	$1,868	$739	153%	$4,723	$2,010	135%
Adjusted income from operations	$2,096	$2,112	(1)%	$5,866	$5,896	(1)%
Earnings per share (diluted)
Shareholders' net income	$6.98	$2.63	165%	$17.52	$7.05	149%
Adjusted income from operations	$7.83	$7.51	4%	$21.76	$20.68	5%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,903	$1,876	1%	$5,033	$4,855	4%
Cigna Healthcare	1,038	1,174	(12)	3,419	3,718	(8)
Other Operations	36	(6)	N/M	61	(4)	N/M
Corporate, net of eliminations	(399)	(425)	(6)	(1,192)	(1,269)	(6)
Consolidated pre-tax adjusted income from operations	2,578	2,619	(2)	7,321	7,300	—
Income attributable to noncontrolling interests	123	99	24	342	271	26
Net investment income (losses) (1)	204	(744)	N/M	348	(2,567)	N/M
Amortization of acquired intangible assets	(436)	(436)	—	(1,280)	(1,279)	—
Special items	(174)	(346)	(50)	(767)	(465)	65
Income before income taxes	$2,295	$1,192	93%	$5,964	$3,260	83%
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
Commentary: Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024
The commentary presented below, and the segment commentaries that follow, compare results for the three and nine months ended September 30, 2025 with results for the three and nine months ended September 30, 2024. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income for the three and nine months ended increased 153% and 135%, primarily reflecting the absence of the impairment of VillageMD equity securities that was recorded in 2024.
Adjusted income from operations. See discussion of segment results in the "Segment Reporting" section.
Medical customers decreased 5%, primarily reflecting the closing of the HCSC transaction (defined below) in the three months ended March 31, 2025.
Pharmacy revenues increased 16% and 17%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Premiums decreased 21% and 10%, primarily driven by the impact of the HCSC transaction (-25% and -15%, respectively), partially offset by higher premium rates within our ongoing U.S. Healthcare businesses (+4% in both periods).
Fees and other revenues increased 13% and 14%, primarily reflecting growth in affordability services (defined in the "Segment Reporting" section) within our Pharmacy Benefit Services operating segment.

Net investment income increased 174% and 2%, primarily due to the absence of the $182 million impairment of the dividend receivable in the third quarter of 2024 related to VillageMD accrued dividends. For the nine months ended, this impact was offset by lower average assets, due in part to the impact of the HCSC transaction.
Pharmacy and other service costs increased 17% and 18%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Medical costs and other benefit expenses decreased 18% and 8%, primarily driven by the impact of the HCSC transaction (-26% and -16%, respectively), partially offset by higher medical costs within our ongoing U.S. Healthcare businesses (+8% in both periods).
Selling, general and administrative ("SG&A") expenses decreased 6% for the three months ended and was flat for the nine months ended. Both periods were primarily impacted by the HCSC transaction (-16% and -8%, respectively), partially offset by the strategic optimization program (+5% and +4%, respectively) and supporting business growth (+3% and +4%, respectively). See Note 14 to the Consolidated Financial Statements for further discussion of the strategic optimization program.
Gain (loss) on sale of businesses primarily reflects the HCSC transaction for the three and nine months ended. See the "Divestiture of Medicare Advantage and Related Businesses" section below and Note 5 to the Consolidated Financial Statements for further discussion of the HCSC transaction.

Investment results for the three and nine months ended increased, reflecting the absence of the impairment of VillageMD equity securities that was recorded in the three and nine months periods in 2024.
The effective tax rate decreased for the three and nine months ended, primarily driven by the absence of a valuation allowance related to the impairment of equity securities recorded in 2024 (-18% in both periods), partially offset by the absence of state tax benefits recorded in 2024 (+3% and +5%, respectively). See Note 15 to the Consolidated Financial Statements for further discussion of these matters.

Developments

Divestiture of Medicare Advantage and Related Businesses
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment to Health Care Service Corporation ("HCSC," and such transaction, the "HCSC transaction"). The purchase price increased from $3.3 billion to $4.9 billion, reflecting higher statutory surplus for the legal entities when conveyed to HCSC and post-closing contractual adjustments. The Company received approximately $4.2 billion cash proceeds at closing. We expect receipt of the remaining approximately $0.6 billion in the fourth quarter of 2025 upon HCSC's collection of amounts due from the Centers for Medicare and Medicaid Services ("CMS") and completion of post-closing contractual adjustments. See Note 5 to the Consolidated Financial Statements for further information.
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

Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Operating activities	$3,452	$5,151
Investing activities	$(3,987)	$(1,911)
Financing activities	$(2,355)	$(4,399)

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2025 compared with the same period in 2024.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums and medical costs, fees, investment income, taxes, and other expenses.
Operating cash flows decreased for the nine months ended September 30, 2025 primarily due to the absence of the favorable net cash flow impacts from onboarding significant new clients in 2024 and the unfavorable impact of pharmacy and services costs payments, as well as timing of settlements related to the accounts receivable factoring facility. This decrease is partially offset by higher insurance liabilities and the favorable impact of accrued liabilities.
Investing Activities. The increase in cash used in investing activities reflects higher investment purchases, partially offset by the net proceeds on the HCSC transaction.
Financing Activities. The decrease in net cash used in financing activities in 2025 is primarily driven by lower share repurchases.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $0.6 billion for the nine months ended September 30, 2025 and $1.7 billion for the nine months ended September 30, 2024. Non-regulated subsidiaries also generate significant cash flows from operating activities, which are typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. There was no commercial paper outstanding balance as of September 30, 2025.
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

As of September 30, 2025, we had $6.5 billion of undrawn committed capacity under our revolving credit agreement (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $6.5 billion of remaining capacity under our commercial paper program, and $6.3 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain non-regulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 44.9% and 43.3% as of September 30, 2025 and June 30, 2025, respectively.
We actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.
Debt Issuance and Term Loan: In September 2025, we issued $4.5 billion of new senior notes. The proceeds from this debt were used to repay the $2.0 billion of loans outstanding under the Term Loan Facility, dated August 2025, the proceeds of which were used to fund an investment in Shields Health Solutions, a leading specialty pharmacy management company. We used the remainder for general corporate purposes, including investments and repayment of indebtedness. See Note 7 to the Consolidated Financial Statements for further information regarding our debt issuance and the Term Loan Facility.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.2 billion from its subsidiaries without further approvals as of September 30, 2025.
Use of Capital Resources
Short-Term and Long-Term Debt. During the three months ended March 31, 2025, the Company redeemed at par its $700 million 5.685% senior notes that were due March 2026. In April 2025, $900 million of 3.250% senior notes were repaid at maturity. The Company may, from time to time, repay or repurchase debt in advance of maturities when it deems appropriate.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.9 billion in the nine months ended September 30, 2025 compared with $1.1 billion in the nine months ended September 30, 2024.

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
We repurchased 8.2 million shares for approximately $2.6 billion during the nine months ended September 30, 2025, compared with 14.7 million shares for approximately $5.0 billion during the nine months ended September 30, 2024.
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

Due to the issuance, redemption and maturity of senior notes in the nine months ended September 30, 2025, our long-term debt obligations as of September 30, 2025 have been updated compared to those previously provided in our 2024 Form 10-K. See Note 7 to the Consolidated Financial Statements for further discussion. Except for the item listed below, there have been no material changes to other information presented in our guarantees and contractual obligations set forth in our 2024 Form 10-K.
Long-Term Debt. Total scheduled payments on long-term debt are $53.0 billion through January 2056 (of which $1.5 billion relate to the remainder of 2025), which include scheduled interest payments and maturities of long-term debt.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2024 Form 10-K. As of September 30, 2025, there were no significant changes to the critical accounting estimates from what was reported in our 2024 Form 10-K.
Goodwill and Other intangible assets

Our annual evaluations of goodwill and other intangible assets for impairments were completed during the third quarter of 2025. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by substantial margins.

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

In 2025, the Company renewed or extended contracts with the business’s largest clients through the end of the decade. Additionally, to further deliver value for the benefit of those we serve and to build a more sustainable model for health care, the Company will incur investment and transition costs to support its recently announced transformational rebate-free model for pharmacy benefits, designed to lower medication costs, improve transparency and support local pharmacies. As a result, we expect these efforts to impact pre-tax adjusted income from operations for Evernorth Health Services over the short term.

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
•The composition of claims generally considers the types of drugs, including the mix of claims among branded and higher priced specialty drugs compared to generic or biosimilar alternatives. We manage pharmaceutical manufacturer increases in prices through programs designed to reduce drug spend, providing positive impacts on our clients, our customers and us. Changes to claims mix, including types of drugs, distribution methods, pharmaceutical manufacturer prices, and alternative uses of drugs within our formularies continue to be a significant driver of our revenues and income from operations in the current environment.
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

Key factors that impact Specialty and Care Services:
•Customer and client growth, both organic and new business, and key relationships in our Specialty and Care Services business generally results in increased revenues and income from operations. This includes client movement in our specialty pharmacy, specialty distribution services, virtual care, physical primary care, benefits management and behavioral health services as we expand our businesses and build upon our cross-enterprise leverage.

Results of Operations

Financial Summary
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025	2024	Change		2025	2024	Change
Adjusted revenues (1)	$60,391	$52,637	15%		$171,897	$148,411	16%
Pre-tax adjusted income from operations (1)	$1,903	$1,876	1%		$5,033	$4,855	4%
Pre-tax margin (1)(2)	3.2%	3.6%	(40)	bps	2.9%	3.3%	(40)	bps
SG&A expense ratio (3)	1.7%	1.7%	—	bps	1.8%	1.9%	(10)	bps
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

Selected Financial Information
	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars and adjusted scripts in millions)	2025	2024		2025	2024
Total adjusted revenues
Pharmacy Benefit Services	$34,091	$28,812	18%	$95,787	$81,549	17%
Specialty and Care Services	26,300	23,825	10	76,110	66,862	14
Total adjusted revenues	$60,391	$52,637	15%	$171,897	$148,411	16%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$975	$1,038	(6)%	$2,352	$2,379	(1)%
Specialty and Care Services	928	838	11	2,681	2,476	8
Total pre-tax adjusted income from operations	$1,903	$1,876	1%	$5,033	$4,855	4%
Pharmacy claim volume (1)	558	531	5%	1,645	1,577	4%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024

Commentary in parentheses regarding percentage changes (or bps) represents the driver's impact on the overall category.

Adjusted revenues increased 15% and 16% for the three and nine months ended, respectively, primarily reflecting higher utilization of prescription drugs from customer growth in Pharmacy Benefit Services (+7% and +6%, respectively) and Specialty and Care Services (+5% and +6%, respectively) and an increase due to claims composition in Pharmacy Benefit Services (+3% and +4%, respectively).

Pre-tax adjusted income from operations increased 1% and 4% for the three and nine months ended, respectively, primarily reflecting specialty pharmacy growth in Specialty and Care Services (+6% and +6%, respectively), and contract affordability improvements and customer growth in Pharmacy Benefit Services (+2% for the nine months ended), partially offset by strategic investments and initiatives to support business growth in Pharmacy and Benefit Services (-4% and -2%, respectively) and Specialty and Care Services (-1% and -2%, respectively).

The SG&A expense ratio was flat for the three months ended and decreased 10 bps for the nine months ended, primarily reflecting higher adjusted revenues as discussed above, offset by strategic investments and initiatives to support business growth.

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
•Higher medical costs (also referred to as higher medical cost trend) are impacted by utilization (the quantity of medical services consumed by our customers), unit costs (the cost per medical service) and mix of services.

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
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024			2025	2024
Adjusted revenues (1)	$10,755	$13,163	(18)%		$35,991	$39,583	(9)%
Pre-tax adjusted income from operations (1)	$1,038	$1,174	(12)%		$3,419	$3,718	(8)%
Pre-tax margin (1)(2)	9.7%	8.9%	80	bps	9.5%	9.4%	10	bps
Medical care ratio	84.8%	82.8%	200	bps	83.3%	81.7%	160	bps
SG&A expense ratio (3)	19.9%	20.0%	(10)	bps	19.8%	20.2%	(40)	bps
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
Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues decreased 18%, or $2,408 million, and 9%, or $3,592 million, primarily due to the impact of the HCSC transaction (-$2,998 million and -$5,524 million, respectively), partially offset by higher premiums within employer insured (+$323 million and +$952 million, respectively) and stop loss (+$219 million and +$633 million, respectively), primarily reflecting premium rate increases.
Pre-tax adjusted income from operations decreased 12%, or $136 million, and 8%, or $299 million, primarily due to a higher MCR.
The medical care ratio increased 200 bps for the three months ended, primarily due to relatively equal contributions from our Individual and Family Plans business and higher expected stop loss medical costs. The medical care ratio increased 160 bps for the nine months ended, primarily due to higher expected stop loss medical costs.
The SG&A expense ratio decreased 10 bps and 40 bps, primarily due to revenue growth outpacing volume-related expenses within the ongoing businesses (-60 bps and -50 bps, respectively), partially offset by the impact of the HCSC transaction (+60 bps and +20 bps, respectively).

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

Cigna Healthcare Medical Customers
	As of September 30,
(In thousands)	2025	2024	Change
U.S. Healthcare	2,562	3,833	(33)%
International Health (1)	1,268	1,209	5
Insured	3,830	5,042	(24)%
U.S. Healthcare	13,790	13,573	2%
International Health (1)	439	433	1
Administrative services only	14,229	14,006	2%
Total	18,059	19,048	(5)%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 5%, primarily due to the HCSC transaction.

Unpaid Claims and Claim Expenses

	As of September 30,	As of December 31,
(In millions)	2025	2024	Change
Unpaid claims and claim expenses	$4,676	$5,018	(7)%
Our unpaid claims and claim expenses liability decreased 7%, driven by the HCSC transaction (-$983 million), partially offset by an increase in stop loss reserves (+$620 million), primarily due to seasonality.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024			2025	2024
Adjusted revenues	$162	$234	(31)%		$521	$627	(17)%
Pre-tax adjusted income (loss) from operations	$36	$(6)	N/M	%	$61	$(4)	N/M	%
Pre-tax margin	22.2%	(2.6)%	2,480	bps	11.7%	(0.6)%	1,230	bps
Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024
Adjusted revenues primarily reflects premiums and net investment income associated with COLI and our run-off operations, as well as revenues from other non-strategic businesses.
Pre-tax adjusted income (loss) from operations increased for both periods, primarily driven by the decision to discontinue certain small non-strategic businesses.

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

Financial Summary
	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(In millions)	2025	2024		2025	2024
Pre-tax adjusted loss from operations	$(399)	$(425)	(6)%	$(1,192)	$(1,269)	(6)%

Three and Nine Months Ended September 30, 2025 versus Three and Nine Months Ended September 30, 2024
Pre-tax adjusted loss from operations decreased for both periods, primarily due to lower interest expense.

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

Debt Securities
The carrying value of our debt securities portfolio decreased from $9.4 billion as of December 31, 2024 to $8.4 billion as of September 30, 2025, primarily reflecting the HCSC transaction. See Note 5 to the Consolidated Financial Statements for further information. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of September 30, 2025, $7.3 billion, or 87%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.1 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment-grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
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

Commercial Mortgage Loans
As of September 30, 2025, our $1.3 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of September 30, 2025. Given the quality and diversity of the underlying real estate, positive debt service coverage, and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 11 to the Consolidated Financial Statements.
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

Other Long-Term Investments
Other long-term investments of $4.9 billion as of September 30, 2025 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $17.4 billion as of September 30, 2025. These investments were comprised of approximately 70% debt securities, including government and corporate debt diversified by issuer, industry and geography; 20% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of September 30, 2025. See Note 14 to the Consolidated Financial Statements in our 2024 Form 10-K for additional information regarding unconsolidated subsidiaries.
MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section in our 2024 Form 10-K.

As of September 30, 2025, there was no material change in our risk exposure as reported in our 2024 Form 10-K.
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

Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended September 30, 2025:

Period	Total # of shares purchased (1)	Average price paid per share (1) (3)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
July 1 - 31, 2025	1,109	$304.07	—	$7,732
August 1 - 31, 2025	2,402	$299.23	—	$7,732
September 1 - 30, 2025	2,989	$290.74	—	$7,732
Total	6,500	$296.15	—	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 1,109 shares in July, 2,402 shares in August and 2,989 shares in September 2025.
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
(3)The average price paid per share and approximate dollar value of shares exclude the impact of excise tax.

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
4.1	Supplemental Indenture No. 8, dated as of September 4, 2025, between The Cigna Group and U.S. Bank Trust Company, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on September 4, 2025 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from The Cigna Group's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 30, 2025

THE CIGNA GROUP

/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)