Form 10-K
period 2025-12-31
Cigna Group
filed 2026-02-26
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $88.0 billion.
As of January 30, 2026, 263,528,277 shares of the registrant's Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2026 Annual Meeting of Shareholders.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to manage health care costs and respond to price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; our ability to compete effectively, differentiate our products and services from those of our competitors and adapt to changes in an evolving and rapidly changing industry; our ability to develop and effectively implement products and services to improve the accessibility, affordability and transparency of health care; changes in drug pricing or industry pricing benchmarks; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with health care payors, physicians, hospitals, other health service providers and with producers and consultants; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; uncertainties surrounding participation in government-sponsored programs and providing services to payors who participate in government-sponsored programs; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; compliance with applicable privacy, security and data laws, regulations and standards; the outcome of litigation, regulatory audits and investigations; compliance costs and potential failure of our prevention, detection and control systems; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learning; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations which could lead to an impairment charge; our ability to achieve our strategic and operational initiatives; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates; risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and in Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.

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

Our Focused Mission

The Cigna Group is a global health company committed to creating a better future for every individual and every community. Powered by our dedicated people and valued brands, we advance our mission to improve the health and vitality of those we serve by staying grounded in the needs of our customers and patients - delivering a personalized, transparent and affordable health care experience. We focus on leading the way to partner and innovate solutions for better health.

At The Cigna Group our global workforce of approximately 67,700 colleagues strives to fulfill our mission to improve the health and vitality of more than 185 million customer relationships in more than 30 markets and jurisdictions (as of December 31, 2025). We play an important role in the health care system, and the breadth and depth of our customer relationships - as well as our approximately 1.7 million relationships with health care providers, clinics and facilities - give us opportunities to drive positive change.

We have two segments: Evernorth Health Services® and Cigna Healthcare®. The Evernorth Health Services segment, through our Pharmacy Benefit Services and Specialty and Care Services operating segments, provides independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live healthier lives. Cigna Healthcare, the health benefits segment of The Cigna Group, provides comprehensive medical and coordinated solutions to customers and clients served by our U.S. Healthcare and International Health operating segments.

Together, Evernorth Health Services and Cigna Healthcare combine pharmacy and medical capabilities to create solutions that improve affordability, transparency and health outcomes. This combination helps us anticipate needs, accelerate innovation and deliver personalized experiences for customers and patients at scale.
Information about Segments
We present the financial results of our businesses in the following segments (see the "Executive Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") located in Part II, Item 7 of this Form 10-K for a financial summary):

Evernorth Health Services includes our Pharmacy Benefit Services and Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live healthier lives.
Cigna Healthcare includes our U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers.
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
See the "Executive Overview - Key Transactions and Business Developments" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations located in Part II, Item 7 of this Form 10-K for discussion of key developments impacting the segments.

Commitments to Better
Through our Commitments to Better, we embarked on a new, multiyear chapter to accelerate our ongoing evolution and industry leadership. We know we play an important role in a health care system that needs changing for the better, and we are determined to lead that change for the health and vitality of those we serve. We have many roles in the health care system to deliver better outcomes to our customers, including helping to make healthcare more affordable, administering health care claims and working to reduce health care waste. The Cigna Group has established five key areas of focus, and several initial specific actions, to improve the health of its customers and increase the value it provides:
•Easier access to care: address challenges customers face by making processes simpler, easier and faster.
•Better support: provide customers with more support and resources to navigate the health care system.
•Better value: drive better value for customers and patients.
•Accountability: stand behind our commitments to our customers and patients.
•Transparency: provide information on how we are continuously improving to serve our customers better.
Other Information
The Cigna Group, through its predecessor companies, was incorporated in Delaware in 1981.
The financial information included in this Form 10-K for the fiscal year ended December 31, 2025 is presented in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2025, unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.
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
Evernorth Health Services offers a full suite of products and services that both (a) enables our clients to combine our products and services to create a comprehensive benefit offering designed to manage prescription drugs and provide independent and coordinated health solutions and capabilities and (b) addresses the needs of a shared customer base across both operating segments of Evernorth Health Services. Our ability to deliver this broad array of health care services on either a standalone or combined basis between its two operating segments enables us to drive incremental growth. Additionally, many Evernorth Health Services offerings are available within Cigna Healthcare solutions.

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

•Commitment to improving the health care experience for patients and physicians through easier access to care, better support, better value, accountability and transparency.
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
◦Drug Formulary Management.
▪Formularies are lists of drugs with designations that may be used to determine one component of drug coverage and customer out-of-pocket costs as well as communicate plan preferences in competitive therapeutic drug categories. Our formulary management services support clients in establishing formularies that assist customers and physicians in choosing clinically appropriate, cost-effective drugs and prioritize access, safety and affordability.
▪We administer specific formularies for our clients, including standard formularies developed by Express Scripts® Pharmacy Benefit Services ("Express Scripts") and custom formularies in which we play a more limited role. Many of our clients select standard formularies, governed by both internal and independent committees that make recommendations for formularies that first consider clinical results separate from price considerations.
▪We manage our clients' rebate arrangements, with most choosing to receive the greater of a minimum rebate guarantee or a contractually agreed-upon percentage of rebates. In some rebate arrangements, Express Scripts takes on the risk of securing the rebate value necessary to meet the value guaranteed to its client. The actual amount of value secured by Express Scripts is dependent upon the result of its negotiations for rebates. In 2025, for clients covered under our pharmacy benefit contracts, Express Scripts shared over 95% of the drug formulary management rebates it received with its integrated clients, and more than two-thirds of clients received 100% of rebates.
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

◦Value-Based Programs. We offer a variety of solutions aimed at helping clients reduce costs and enhance clinical outcomes. These programs include SafeGuardRx®, Express Scripts Patient Assurance®, Evernorth EncircleRxSM and Evernorth EnReachRxSM.
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
◦Transparent Rebate-free Model. Evernorth Health Services has announced a transformative new pharmacy benefits model to make discounts negotiated with drug companies available upfront to customers buying their medications, lowering their costs at the counter. Cigna Healthcare will adopt this new model for its fully insured customers beginning in 2027. It will become the standard model available for Evernorth Health Services pharmacy benefit clients beginning in 2028.
•Home Delivery Pharmacy. Our Express Scripts® Pharmacy offers free standard shipping of medications nationwide, usually in a 90-day supply, directly to the customer's home and allows for automatic refills on eligible medications and unrestricted telephone access to customer care advocates and specially trained pharmacists. Our Evernorth EnGuideSM Pharmacy ("EnGuide Pharmacy") was established in 2025 to focus on the growing population of customers that are prescribed GLP-1 medications requiring clinical support. Express Scripts Pharmacy operations consist of 11 licensed pharmacies, inclusive of four fulfillment pharmacies located in Arizona, Indiana, Missouri and New Jersey. EnGuide Pharmacy operations consist of two licensed pharmacies, inclusive of one fulfillment pharmacy located in Ohio.

Specialty and Care Services
•Specialty Pharmacy. Specialty medications are primarily characterized as high-cost medications for the treatment of complex and rare diseases. These medications broadly include those with frequent dosing adjustments, intensive clinical monitoring, the need for customer training, specialized product administration requirements or medications limited to certain specialty pharmacy networks by manufacturers. The front-end of our pharmacy, anchored by Accredo® Specialty Pharmacy ("Accredo"), is organized into Therapeutic Resource Centers, where pharmacists focus their practice of pharmacy by condition. Accredo provides support for customers through our specially trained clinicians, network of in-home nursing services, nationwide footprint, drug reimbursement services and highly tailored clinical care programs. Our Specialty Pharmacy operations consist of 35 licensed pharmacies.
•Health System Services. Health System Services includes CuraScript SD by Evernorth®, which is a specialty distributor of pharmaceuticals and medical supplies (including injectable and infusible pharmaceuticals and medications to treat specialty and rare or orphan diseases) directly to health care providers, including clinics and hospitals in the United States for office or clinic administration. We provide distribution services primarily to health care providers who treat customers with chronic diseases and regularly order costly specialty pharmaceuticals. This business operates four distribution centers and ships most products overnight within the United States. It is a contracted supplier with most major group purchasing organizations and leverages its distribution platform to operate as a third-party logistics provider for certain pharmaceutical companies.
•Care Services. We offer clinical programs to help our clients, including third-party administrators, drive better whole-person health outcomes through our Care Delivery (MD Live by Evernorth® ("MD Live") virtual care) and Care Management (EviCore by Evernorth® ("EviCore") benefits management, behavioral health services, network services and health coaching capabilities) offerings.

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
Evernorth Health Services has three clients that each drive significant revenues for the segment:
•Express Scripts and Centene Corporation ("Centene") have a multiyear agreement, which began January 1, 2024, to manage pharmacy benefit services for Centene's customers, providing them with access to the extensive Express Scripts national network of retail pharmacies.

•Express Scripts and Prime Therapeutics LLC ("Prime") have agreements to deliver improved choice and affordability for Prime's clients and customers by enhancing retail pharmacy networks, providing access to Accredo and Express Scripts Pharmacy, and providing pharmaceutical manufacturer value.
•The Department of War (previously the Department of Defense) TRICARE® is the military health care program available to active-duty service members, active-duty family members, National Guard and Reserve members and their family members, retirees and retiree family members, survivors and certain former spouses.

Competition
The primary competitive factors in the industry include the ability to negotiate with retail pharmacies to ensure retail pharmacy networks meet the needs of clients and customers; provide home delivery and specialty pharmacy services; negotiate with drug manufacturers to lower the cost of prescription drugs; manage cost and quality of specialty drugs; specialize in claim adjudication and benefit administration; improve access, outcomes, and efficiencies within the health care ecosystem; deliver quality primary and behavioral care in virtual-led hybrid settings and in the workplace; navigate the complexities of government-reimbursed business including Medicare, Medicaid and the public exchanges; and use the information obtained about drug, behavioral and medical utilization patterns and consumer behavior to reduce costs for clients and customers and assess the level of service provided.
Our focus on improving the health and vitality of those we serve will allow us to further differentiate ourselves from our primary competitors. Our primary competitors include independent and managed care pharmacy benefit managers; retail, home delivery and specialty pharmacies; specialty drug distributors; health plans; third-party benefit administrators; group purchasing organizations; clinical solutions companies; health care data analytics companies; and care services providers.
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
CIGNA HEALTHCARE

Cigna Healthcare includes our U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured and self-insured clients as well as for individual and family plan customers. International Health provides health care solutions in our international markets, as well as health solutions for globally mobile individuals and employees of multinational organizations.

How We Deliver

•Multifaceted approach to affordability with a focus on high-quality care to lower costs and drive better outcomes through deep collaborative partnerships with high-performing providers and superior clinical expertise and analytics to guide customers to the highest quality, most affordable sites of care and reduce health care waste.

•Talented and experienced people who bring a highly consultative orientation to market and partner with clients to understand their business and goals to address the unique health needs of their population.

•Modular portfolio of products, services and funding options that provides choice and enables us to build and tailor a unique combination to meet the specific needs of each client.
•Partnering with Evernorth to deliver a spectrum of integrated solutions that create value and savings for our customers, clients and provider partners.
•Commitment to improving the health care experience for patients and physicians through easier access to care, better support, better value, accountability and transparency.
We offer administrative services only ("ASO") and insurance funding options to employers, groups and individuals along with other health care benefits and solutions to improve the quality of care, lower costs and help customers achieve better health outcomes. Funding options, referring to the entity assuming financial risk, are described in the Premiums and Fees section below.

Principal Products and Services
U.S. Healthcare Medical Plans
•Employer Medical Plans are offered by our insurance companies, health maintenance organizations ("HMOs") and third-party administrators ("TPAs"), and include Open Access Plus, LocalPlus® and HMO options. These plans use cost-sharing incentives to encourage the use of "in-network" rather than "out-of-network" health care providers. We also offer Preferred Provider Organization ("PPO") plans that feature broader provider access than the other plans, do not require referrals and typically have a higher cost-share for out-of-network services. Plans are offered nationwide, and our funding solutions include ASO (self-funded), insured guaranteed cost ("GC") and insured experience rated ("ER").
◦Consumer-Driven Products are paired with employer medical plans and offer customers a tax-advantaged way to pay for eligible health care expenses. Health Savings Accounts, Health Reimbursement Accounts and Flexible Spending Accounts encourage customers to play an active role in managing their health and health care costs.
•Individual and Family Plans ("IFP") are Patient Protection and Affordable Care Act and related amendments ("ACA") compliant exclusive provider organizations ("EPOs") or HMO plans marketed to individuals under age 65 without access to health care coverage through an employer or government program such as Medicare or Medicaid. Customers receive comprehensive health care benefits and have access to a local network of health care providers who have been selected with cost and quality in mind. Plans are currently offered in 11 states with a GC funding solution.

Sold Businesses

On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies® businesses to Health Care Service Corporation ("HCSC," and such transaction, the "HCSC transaction"). Prior to the disposal date, U.S. Healthcare's results include these businesses. See Note 5 to the Consolidated Financial Statements for further information.

U.S. Healthcare Benefits and Solutions
The following benefits and solutions are offered nationwide with various funding options to enhance the benefits from our health care medical plans.
•Behavioral Health solutions consist of a broad national network of providers, including one of the largest virtual networks in the United States; specialty case and utilization management; a 24/7-accessible crisis intervention phone line; employee assistance programs; and work/life programs.
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

International Health
•Global Health Care offerings include medical, dental, pharmacy, vision, life, accidental death and dismemberment, and disability risks. We provide products and services that meet the needs of multinational employers, intergovernmental and nongovernmental organizations, and globally mobile individuals with a focus on keeping employees healthy and productive. Products and services are offered worldwide except as limited by applicable law and include ASO, GC and ER funding options.
•Local Health Care offerings include medical, dental, pharmacy and vision as well as life coverage. Customers include employers and individuals located in specific geographies (China, Singapore, Hong Kong, Spain and India, along with various countries in the Middle East) where the products and services are purchased. Offerings include ASO, GC and ER funding options.

Premiums and Fees
•ASO. Plan sponsors (i.e., employers, unions and other groups) create self-funded group health plans to fund all claims and may purchase stop-loss insurance to limit exposure. We earn fees for providing access to our participating provider networks, claims administration services, and other benefits and solutions. ASO arrangements represent approximately 32% of 2025 segment revenues and 79% of Cigna Healthcare medical customers as of December 31, 2025.
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

The ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS"), and our U.S. Healthcare medical plans are subject to minimum MLR requirements. The MLR represents the percentage of premiums used to pay claims and expenses for activities that improve the quality of care. If we do not satisfy the prescribed MLR, statutes require premium refunds to policyholders.

GC and ER insured arrangements represent approximately 68% of 2025 segment revenues (which includes Medicare Advantage prior to the HCSC transaction) and 21% of Cigna Healthcare medical customers as of December 31, 2025.

See the "Business – Regulation" section of this Form 10-K for additional information about MLR requirements.

Market Segments

Cigna Healthcare serves medical customers across the following market segments:
•National Accounts. Employers with 3,000 or more eligible employees.
•Middle Market. Employers with 500 to 2,999 eligible employees, solutions for third-party payors, Taft-Hartley plans and other groups.
•Select. Employers with 51 to 499 eligible employees.
•Small. Employers with 2 to 50 eligible employees.
•IFP. Individual health insurance coverage both on and off the public exchanges.
•International Health. Includes multinational employers and globally mobile individuals, and employers and individuals in specific countries outside of the United States.
•Medicare Advantage (sold business in 2025). Includes individuals who are Medicare-eligible, as well as employer group-sponsored post-65 retirees.

Clients and Customers
We provide clients and customers with access to a mix of medical and other health care benefits and solutions.
•Clients. Employers, TPAs, union-sponsored benefit plans and other groups.
•Customers. Individuals who access our offerings through an employer-sponsored plan, government-sponsored plan in Medicare Advantage prior to the HCSC transaction, IFP or other individual plan, or other insured group.

Primary Distribution Channels
•Brokers and Consultants. Sales representatives distribute our products and solutions through a broad group of brokerage and consulting firms as well as individuals.
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

Competition
The primary competitive factors affecting our business are quality of care and cost-effectiveness of service and provider networks, effectiveness of medical care management, products that meet the needs of our clients and customers, total cost management, technology, and effectiveness of marketing and sales. Financial strength, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, and clinical care and health management capabilities, along with an array of product funding solutions, are competitive advantages. Our primary competitors include national insurers, local health plans, TPAs, dental insurers, independent and managed care pharmacy benefit managers, global insurers, and local non-U.S. insurers.

Provider Networks and Partnerships

•Participating Provider Networks. We provide our customers with a national network of participating health care providers; hospitals; and other facilities, pharmacies and providers of health care services and supplies. As of December 31, 2025, our U.S. network had approximately 1.7 million physicians, including specialists, and over 6,000 hospitals. We have strategic alliances with several regional managed care organizations to gain access to their provider networks and discounts.
•Network Strength and Stability. We successfully maintain a broad provider network with high levels of provider retention to ensure our customers have access to high-quality care at affordable, competitive rates.
•Provider Partnerships. We partner with a variety of provider groups in value-based payment arrangements to continuously improve the quality of care for those we serve. With more than 200 arrangements with primary care groups, our flagship program is the Cigna Collaborative Accountable Care program, which rewards providers for improving quality outcomes and medical cost performance. As of December 31, 2025, we had approximately 100 arrangements with specialist groups across a variety of disciplines that include incentives for enhanced care coordination or reimbursements for meeting cost and quality goals. We also had contracts with more than 200 hospital systems, involving more than 750 hospitals, with reimbursements tied to quality metrics.
•Site of Care Optimization. We encourage the use of clinically appropriate settings to reduce the cost of care while ensuring high-quality care and service through our clinical programs. Through our clinical programs and partnership with EviCore, we guide care to the most appropriate settings, reducing unnecessary costs while preserving quality and service, and offer virtual care options, including MD Live, to improve convenience and access.

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
Run-off Businesses
Settlement Annuity Business. Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements, with approximately 10% of the liabilities associated with guaranteed payments not contingent on survivorship. Non-guaranteed payments are contingent on the survival of one or more parties involved in the settlement.
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
MISCELLANEOUS

•Revenues from a single pharmacy benefit client were approximately 19% and 16% of total revenue from external customers for the years ended December 31, 2025 and 2024, respectively. These amounts were reported in the Evernorth Health Services segment.
•Revenues from U.S. Federal Government agencies, under a number of contracts, were 11% and 15% of total revenue from external customers for the years ended December 31, 2024 and 2023, respectively. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments.
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
DIGITAL, DATA AND TECHNOLOGY

The Cigna Group investments in digital, data and technology are focused on cultivating robust, innovative digital-first capabilities to better engage with customers and stakeholders.

Our Commitments to Better. The Cigna Group is on a multiyear journey toward making the health care experience better for those we serve. We are taking action on our five commitments, which are outlined above. The Cigna Group is driving meaningful improvements for all customers through strong governance and collaboration across the organization. These partnerships guide our efforts to enhance health outcomes for the millions we serve while ensuring transparency and accountability every step of the way.

Innovation. At the core of the Company's strategic priorities lies a culture of innovation and enablement - one that empowers a customer-centric, digital-first, virtual-led vision for health care. The advancement of our internal innovative capabilities and strategic partnerships empowers teams to continuously challenge conventions, embrace experimentation and produce new and more effective ways to engage with our customers to help close gaps in care, optimize treatment and improve outcomes.

The Cigna Group is committed to innovative, transformative changes by reimagining our operating models, products and interactions to create new sources of value. We use artificial intelligence ("AI") to support health care transformation by helping to enable the next generation of accessible, effective, affordable and enhanced health care solutions. AI models can facilitate personalized solutions for individuals, inform earlier interventions and simplify health care experiences. There is human engagement in claims reviews, including expert decisions made by physicians or employees at The Cigna Group. Given this, we consider most of the AI models we use as augmented intelligence, providing information to human experts for further consideration, in combination with many other factors evaluated in care and benefit administration decisions.

To ensure our practices and solutions are consistent with our commitment to health equity and to facilitate compliance with applicable laws and regulations, we have a dedicated team and governance structure in place, known as Enterprise Model Governance ("EMG"). Our EMG team oversees the development, deployment and monitoring of AI models driven by our Responsible AI Principles: validity and reliability, safety, privacy, fairness, transparency, and accountability. EMG is governed by the EMG Board, consisting of senior leaders from across the company, with representation from business, clinical, privacy, legal, internal audit, information protection and other departments. The EMG Board oversees an enterprise-wide model approval and governance process for review of AI models in use or in development across the enterprise.

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

Data and Analytics. Data and analytics power the Company's strategy, fueling informed decisions, deeper insights and accelerated growth. We are creating technology that drives AI processes and enables predictive, personalized and adaptive business outcomes. We conduct timely, rigorous and objective research and analysis that informs evidence-based medical and pharmacy benefit management decisions and evaluates the clinical, economic and individual impact of enhanced benefit designs and programs, ultimately resulting in rich, integrated data that helps to provide differentiated outcomes. The combination of our predictive analytics, and our machine learning ("ML") and deep learning capabilities help to uncover trends, anticipate needs and create actionable intelligence that assists and accelerates decision-making of our health care professionals, improves operational efficiency and enables greater innovation. Our data-driven approach to building products and solutions provides personalized and customized care across the entire continuum for the populations we serve. These solutions predict emerging health needs, close gaps in care and drive cost savings, all while focusing on improving the health and vitality of the lives we touch.

Digital. Our digital health focus has shown value across the enterprise by reimagining the future of health care and creating engaging experiences that give customers the right information at the right time. We are positioning our lines of business for today's market pressures while ensuring we are building a sustainable advantage through data, insights and digital innovation. We drive efficiencies, improve sentiment and create market differentiation, while accelerating our path toward personalized, AI-driven solutions for customers, clients and providers. We deliver digital products and features at scale with a commitment to security, resiliency and compliance. Our digital strategy also focuses on the drive from analog to digital, which complements the growth strategy of The Cigna Group, creates efficiency and amplifies the value of existing offerings, as well as creates option value with industry-leading personalization and precision to drive better health and business outcomes. Cybersecurity protections continue to be a top priority across The Cigna Group digital offerings to further strengthen our security posture and grow the trust of those we serve. See Part I, Item 1C - "Cybersecurity" of this Form 10-K for additional information regarding our cybersecurity practices and governance.

Technology Operations. Our technology team consistently maintains a high degree of availability and reliability to our various information systems critical to client and customer care operations, providers, and overall customer experience. Within Evernorth Health Services, uninterrupted point-of-sale electronic retail pharmacy claims processing is a significant operational requirement for our business. We believe we have substantial capacity for growth in our U.S. pharmacy claims processing facilities. Our pharmacy technology platform allows us to safely, rapidly and accurately adjudicate over two billion adjusted prescriptions annually. Our technology helps retail pharmacies focus on patient care, and our real-time safety checks help avoid medication errors. The Cigna Group companies hold over 540 U.S. patents. We use these patents to protect our proprietary technological advances and to differentiate ourselves in the market. We are not substantially dependent on any single patent or group of related patents. We are not aware of any facts that could materially impact the continuing use of our intellectual property.

HUMAN CAPITAL MANAGEMENT

The mission of The Cigna Group is to improve the health and vitality of those we serve. A healthy and diverse global workforce is essential to achieving our mission and our business growth strategies. We continually invest in our employees by supporting their health and vitality, providing fair and market-competitive compensation, and fostering opportunities for growth and development. As of the end of 2025, The Cigna Group employed approximately 67,700 employees worldwide, with about 88% of our employees based in the United States. Roughly 97% of our workforce is full-time. At year-end 2025, our global workforce was approximately 69% women and 31% men, and about 40% of our U.S. employees identified as ethnic minorities. We have a long-standing and deep commitment to cultivating a purpose and performance driven workforce that is equipped and empowered to drive growth and innovation across our businesses.
Health, Vitality and Other Benefits. Supporting our employees' health and vitality is not only a core value, it's a critical business imperative. Each year, we make continued investments to help ensure our workforce is healthy, engaged and empowered to advance our mission and business strategy, ultimately creating long-term shareholder value.

In 2025, The Cigna Group invested approximately 20% of total payroll in health, well-being and other benefits. These investments include comprehensive medical and pharmacy coverage, paid time off, life and disability programs, 401(k) contributions, and retirement-related benefits for our employees in the United States.
Beyond traditional medical and pharmacy benefits, we provide multidimensional wellness programs designed to support many aspects of well-being (physical, mental, financial and social health) while promoting overall vitality. We also encourage employees to voluntarily share additional demographic information, such as military veteran status or disability, so we can tailor resources and programs to meet their unique needs and perspectives.
Talent Acquisition, Development and Retention. Our talent acquisition and rewards strategies are designed to attract and retain skilled employees who are committed to our mission. We strive to reach a broad and diverse pool of candidates to engage and recruit top talent across all levels and functions of the Company. In 2025, the voluntary turnover rate was approximately 9% for all employees.
Our compensation practices, rooted in our pay-for-performance philosophy, promote fair and competitive pay through measures such as benchmarking compensation by role, eliminating inquiries regarding applicants' compensation history from the hiring process and monitoring for potential disparities. Within the U.S., female employees of The Cigna Group earn more than 99 cents for every dollar earned by similarly situated male employees, and employees from underrepresented groups earn more than 99 cents for every dollar earned by similarly situated white employees. On a global basis, across the entire Company, female employees at The Cigna Group earn more than 99 cents for every dollar earned by similarly situated male employees.
Our online learning platform and career development tools, including a career portal and career planning tool, offer a broad range of training, education and development resources to all employees. In 2025, based on internal data, employees on average engaged in 45 hours of learning through these resources. Our leadership development strategy, anchored by The Cigna Group Leader Profile and aligned with our mission and enterprise goals, serves to cultivate leadership capabilities for people leaders and critical segments across our organization through innovative programs and resources. The Cigna Group also offers an education reimbursement program for both full-time and part-time employees who meet the continuing education criteria. We believe these strategies and programs contribute to employee engagement and retention and prepare our employees to meet our needs now and in the future.

CORPORATE IMPACT AND SUSTAINABILITY

The Cigna Group corporate impact and sustainability framework is structured around four connected pillars that underscore our enterprise mission to improve the health and vitality of those we serve. We drive action through this framework to deliver on our vision: to transform the ecosystem of health into one that is well-functioning, sustainable, accessible and equitable - advancing better health for all. Our commitment to this vision guides us in our value-creation strategy as we strive to meet the needs of our many stakeholders. The four pillars of this framework are as follows:

Healthy Society. We are committed to understanding and addressing social determinants of health and improving medical quality and access while lowering health risks, promoting preventive health interventions and coordinating all aspects of care. We drive progress by aligning our products and services with value-based care models, leveraging integrated benefits, managing drug costs through innovation, expanding digital offerings and reviewing coverage policies for health equity. We also give back through charitable giving and volunteerism in communities where we operate around the world.

Healthy Workforce. We believe that employers play a vital role in the health care system, and we strive to be a model for others by prioritizing and investing in the health and vitality of employees within our own company. We aim to cultivate a workforce that is equipped and empowered to drive growth and innovation across our diverse businesses. See further discussion of this pillar within Part I, Item 1 "Human Capital Management" section above.

Healthy Environment. We believe that responsible environmental stewardship can improve health and vitality and also makes sound business sense. We strive to identify new efficiencies and make strategic investments that reduce our environmental impacts and our operating costs.

Healthy Company. We have a deep and long-held commitment to strong governance as well as ethical and resilient business practices. This includes protecting the sensitive data of our clients and customers by ensuring cybersecurity incident response preparedness, as well as supporting a responsible supply chain.

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
Many aspects of our business are directly regulated by federal and state laws and administrative agencies, such as HHS, Centers for Medicare and Medicaid Services ("CMS"), the Internal Revenue Service ("IRS"), the U.S. Departments of Labor ("DOL") and Treasury, the Office of Personnel Management ("OPM"), the Defense Health Agency ("DHA"), the Federal Trade Commission ("FTC"), the SEC, the Office of the National Coordinator for Health Information Technology, state departments of insurance, state boards of health and state boards of pharmacy. Our business practices may also be shaped by enforcement actions of federal agencies, such as the Department of Justice ("DOJ"), state agencies and judicial decisions.
In addition, aspects of our business are subject to indirect regulation. The self-funded benefit plans sponsored by our U.S. employer clients are regulated under federal law. These self-funded clients expect us to administer their plans in compliance with the regulatory requirements applicable to them.
Our business operations and the books and records of our regulated businesses are routinely subject to regulatory examination and audit at regular intervals by state insurance and HMO regulatory agencies, state boards of pharmacy, CMS, DOL, and OPM to assess compliance with applicable laws and regulations. Our operations are also subject to nonroutine examinations, audits and investigations by various state and federal regulatory agencies, generally as the result of a complaint. In addition, we may be subject to examination or investigation of our clients whose group benefit plans we administer on their behalf. As a result, we routinely receive subpoenas and other demands or requests for information from various state insurance and HMO regulatory agencies, state attorneys general, the HHS Office of Inspector General ("HHS-OIG"); the DOJ; the FTC; the DOL; and other state, federal and international authorities. We may also be called upon by members of the U.S. Congress, state legislators, state regulators or attorneys general to provide information regarding certain business practices. If The Cigna Group is determined to have failed to comply with applicable laws or regulations, these examinations, audits, investigations, reviews, subpoenas and demands may (a) result in fines, penalties, injunctions, consent orders or other settlement agreements (such as corporate integrity agreements or loss of licensure); (b) suspend or exclude us from participation in government programs or limit our ability to sell or market our products; (c) require changes in business practices; (d) damage relationships with the agencies that regulate us and affect our ability to secure regulatory approvals necessary for the operation of our business; or (e) damage our brand and reputation.
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
Federal Legislative Developments

In February 2026, the U.S. Congress enacted the Consolidated Appropriations Act, 2026, which includes multiple provisions applicable to pharmacy benefit manager ("PBM") operations. These provisions are expected to impact pharmacy benefit arrangements in the commercial market and the Medicare Part D program, with varying effective dates. The ultimate impact of these provisions will depend, in part, on future regulatory guidance and implementation by the HHS and the DOL, among other federal agencies.

With respect to employer-sponsored health plans subject to the Employee Retirement Income Security Act ("ERISA"), the legislation includes provisions, effective beginning in August 2028, that require PBMs to remit 100% of certain rebates, fees and other remuneration to plan sponsors. In addition, the legislation imposes enhanced disclosure and reporting requirements intended, among other things, to increase transparency into PBM compensation and prescription drug spending.

The legislation also includes provisions affecting PBM services provided in connection with Medicare Part D plans that, beginning in January 2028, prohibit PBMs from receiving compensation that is directly or indirectly linked to the list price of a covered Part D drug, limiting PBM compensation to bona fide service fees. In addition, beginning January 2029, under the legislation, Medicare Part D plan sponsors will be required to contract with any pharmacy that is willing and able to meet standard contract terms and conditions. The Company continues to monitor legislative and regulatory developments regarding the Consolidated Appropriations Act, 2026; however, the full impact of these provisions on PBM operations cannot be determined at this time.

The Patient Protection and Affordable Care Act
The ACA governs significant aspects of the U.S. health care system that affect insured and self-insured health benefit plans and PBMs. Our business model is impacted by the ACA and may be impacted by additional, future changes to the ACA, including our relationships with current and future producers and health care providers, products, service providers, and technologies. The ACA, among other things, created health insurance exchanges for individuals and small group employers to purchase insurance coverage and implemented minimum MLRs for our Cigna Healthcare business. The ACA allows states to adopt MLR requirements that are more stringent than those established by the ACA. Other provisions of the ACA in effect include reduced Medicare Advantage payment rates, the requirement to cover preventive services with no enrollee cost-sharing, a ban on the use of lifetime and annual limits on the dollar amount of essential health benefits, increased restrictions on rescinding coverage, extended coverage of dependents up to age 26, restrictions on differential pricing, and certain pharmacy benefit transparency requirements. In 2021, in response to the COVID-19 pandemic, the federal government temporarily expanded eligibility for ACA subsidies to higher-income people who did not otherwise qualify and increased ACA subsidies for lower-income people who already qualified in 2021 and 2022, among other actions. These ACA subsidies expired on December 31, 2025. The Inflation Reduction Act of 2022 extended the increased premium tax credits for individuals enrolled in ACA-qualified health plans through December 31, 2025, which were not renewed.

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
Government Procurement Regulations
The Cigna Group is required to comply with applicable federal and state procurement laws and regulations which govern eligibility, bidding, contract performance, and ongoing operational obligations for entities participating in government purchasing and contracting activities. As an example, we have a contract with the DHA that subjects us to applicable Federal Acquisition Regulations ("FAR") and the FAR Supplement, which govern federal government contracts. Further, there are other federal and state laws applicable to our DHA arrangement and our arrangements with other clients that may be subject to government procurement regulations. In addition, certain of our clients participate as contracting carriers in the Federal Employees Health Benefits Program administered by the OPM, which includes various pharmacy benefit management standards.
Laws and Regulations Affecting Pharmacy Benefit Plan Design, Administration and Pharmacy Network Access
The federal government and states have laws, regulations and guidance that affect our ability, or our clients' ability, to limit access to pharmacy provider networks or that prohibit plan sponsors from implementing certain network and benefit plan design features, including provisions relating to the pharmacy benefit. These laws can negatively impact the use of cost-saving network and benefit configurations for plan sponsors or affect access. One state recently enacted legislation prohibiting PBMs from owning or operating pharmacies within the state, which affects vertically integrated entities such as ours and is currently the subject of ongoing litigation. Similarly, the federal government and some states have issued laws, regulations and guidance that impose restrictions and generate additional costs by limiting our ability to maximize efficiencies that could otherwise be gained through certain prescription and refill processes or by imposing mandated coverage of certain benefits, conditions or U.S. Food and Drug Administration ("FDA")-approved drugs that may also restrict certain therapeutic interventions.

Pharmacy Benefit Manager and Drug Pricing Regulation
Our pharmacy benefit management services are subject to numerous laws and regulations that govern critical practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; certain pharmacy contracting practices, including disclosure of cost information to customers; pharmacy reimbursement mandates; the receipt and retention of transmission fees from contracted pharmacies; performance-based price concessions; pharmacy price concessions to drug prices at the point of sale; audits of contracted pharmacies; use of, administration of or changes to drug formularies, the use and disclosure of maximum allowable cost ("MAC") pricing, or clinical programs; "most favored nation" pricing, which provides that a pharmacy participating in a specific government program must give the program the best price the pharmacy makes available to any third-party plan; disclosure of data to third parties; drug utilization management practices; the level of duty a PBM owes its clients or customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; fiduciary requirements; referrals to affiliated pharmacies; disclosure of negotiated provider reimbursement rates; disclosure of negotiated drug rebates; calculation of certain customer cost-share for prescription drug claims; pricing that includes differential or spread (i.e., a difference between the drug price charged to the plan sponsor by a PBM and the price paid by the manager to the dispensing provider); disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers' drug utilization; utilization management; and registration or licensing of PBMs.

Pharmacy and Pharmaceutical Distribution Regulation

We are licensed to do business as a pharmacy in the states in which our pharmacies are located, and the health care professionals who we employ are also licensed by, and subject to the laws and regulations of, state boards of pharmacy and other governmental authorities. Participation in Medicare and Medicaid programs requires our pharmacies to comply with the applicable Medicare and Medicaid provider rules and regulations and exposes the pharmacies to reimbursement, claims submission, pricing and other changes. In addition to the health care fraud and abuse laws and the privacy and security laws described above, our home delivery and specialty pharmacy operations are also subject to extensive federal and state laws and regulations that govern the labeling, packaging, repackaging, compounding, storing, holding, disposal, distribution, advertising, misbranding, adulteration, transfer, handling and security of prescription drugs and the dispensing of prescription, over-the-counter, hazardous and controlled substances, as well as laws enforced by the U.S. Drug Enforcement Administration, the FDA, state-controlled substance authorities, the FTC and the United States Postal Service. Violations of pharmacy laws and regulations may result in warning letters, civil and criminal penalties, seizures, suspension, termination or revocation of licenses and registrations, restrictions on facilities or operations, and other enforcement actions.

Certain of our subsidiaries engage in pharmaceutical distribution operations, which are subject to state and federal licensing, reporting and compliance requirements, including state drug distribution licensing regulations, supply chain security laws and controlled substances monitoring requirements. If we fail to satisfy state or federal regulatory expectations, we could be subject to fines, suspension or revocation of our distributor licenses, restrictions on operation, and other enforcement actions.

Privacy, Security and Data Standards Regulations

On the federal level, we are subject to a number of sector-specific regulations related to the creation, collection, dissemination, receipt, maintenance, protection, use, transmission, disclosure, privacy, confidentiality, security, availability, integrity, disposal and other processing of protected health information ("PHI") and other personally identifiable information ("PII"). The federal Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that implement such laws (collectively, "HIPAA") impose requirements on covered entities and business associates (and we are both) that address the privacy and security of PHI, regulate permissible uses and disclosures of PHI, and impose breach notification requirements. Violations of HIPAA may result in enforcement actions; civil and criminal penalties; and settlement, resolution and monitoring agreements. State attorneys general may also bring civil actions seeking injunctions or damages in response to violations of HIPAA that threaten the privacy of state residents, and violations of privacy, data-security or HIPAA-related requirements could subject us to private litigants or other claims under state or common law theories. We may also be held liable under HIPAA for violations by our vendors. There can be no assurance that we will not be the subject of an investigation, audit or compliance review regarding our compliance with HIPAA. HIPAA does not preempt more stringent state health privacy laws and regulations, which may protect the health information of certain individuals, such as minors, and certain types of sensitive health information, such as transgender care, HIV/AIDS status, reproductive health information, genetic information, and mental and behavioral health.

Other U.S. federal and state consumer privacy laws typically exempt data and/or entities subject to HIPAA, but several states, such as Washington, Nevada and Connecticut, have enacted privacy laws to protect consumer health data and require consent for the collection, use, sharing and other processing of consumer health data. These laws apply to data that is collected outside the scope of HIPAA. In addition, 19 states have enacted comprehensive state data privacy laws governing certain categories of personal information such as employee and business partner data, website visitor information, and customer data collected by entities not subject to HIPAA. Under these laws, consumer rights to access, correction, and deletion limit how we may collect and process such residents' personal information. All 50 U.S. states have laws requiring companies to notify individuals and state regulatory authorities in the event of certain data breaches. Moreover, the U.S. Congress has considered, and in the future will likely consider, proposals from time to time for comprehensive privacy and data security legislation to which we may be subject if enacted. These laws and others may impact our businesses and practices.

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

Under Section 5 of the Federal Trade Commission Act ("FTC Act"), the FTC has jurisdiction over certain privacy and security practices deemed unfair and deceptive acts and practices in or affecting commerce, which includes unfair and deceptive practices with respect to consumer privacy rights and safeguarding of PHI and PII. In addition to the FTC Act, the FTC also enforces other federal laws relating to consumers' privacy and security. The FTC has also been active with respect to companies' use of data and AI, specifically ensuring fair and equitable use of these tools, and AI remains an FTC area of enforcement focus. More broadly, the federal government has made AI development a priority, with executive orders from successive administrations addressing its adoption and regulation. U.S. state legislatures and regulators are similarly interested in the use of AI, particularly where it may impact decision-making in the delivery of insurance or health care services. A handful of states, such as California, Colorado and Texas, have either passed legislation or issued regulatory guidance concerning AI. Additionally, the National Association of Insurance Commissioners ("NAIC"), an organization of state insurance regulators, established the Innovation, Cybersecurity and Technology Committee to provide a forum for regulators to learn about, monitor and confer on emerging technology issues, including, among others, cybersecurity and AI. State Departments of Insurance, state attorneys general, and other state government agencies and legislatures are increasingly aware and active in providing guidance in the AI space.

The Cybersecurity Information Sharing Act of 2015 encouraged organizations to share cyber threat indicators with the federal government and, among other things, directed HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. States have issued regulations specifically related to cybersecurity, which may differ or conflict from state to state. In October 2017, the NAIC adopted the Insurance Data Security Model Law, which creates rules for insurers and other covered entities addressing data security, investigation and notification of breaches. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. As the model law is intended to serve as model legislation only, states will need to enact legislation for the model law to become mandatory and enforceable. To date, 28 states have enacted some form of the model law.

Over the past several years, the federal government has increasingly focused on the cybersecurity requirements applicable to government contractors, including enhanced guidance and regulation. These include compliance with the Privacy Act of 1974, the Defense Federal Acquisition Regulation Supplement cybersecurity requirements, the Cybersecurity Maturity Model Certification (phasing in between November 2025 and November 2028 and based on the National Institute of Standards and Technology ("NIST") standards), the Federal Information Security Modernization Act, and the White House's 2021 Executive Order on Improving the Nation's Cybersecurity.
Certain of our businesses are also subject to the Payment Card Industry Data Security Standard ("PCI DSS"), which is designed to protect credit card account data as mandated by payment card industry entities.
In addition, we are or may become subject to international laws, rules and regulations governing privacy, data protection, information security, AI and wider data regulation, such as the European Union's General Data Protection Regulation ("GDPR"), the European Union Artificial Intelligence Act (the "EU AI Act"), and the Digital Operational Resilience Act, which can be more stringent than those in the United States. Complying with these laws may increase our compliance costs or necessitate changes to our business activities, and any failure to comply could result in regulatory investigations, fines or other penalties. Some non-U.S. jurisdictions are also instituting data residency regulations requiring that data be maintained within the respective jurisdiction or otherwise restricting transfer of personal data across borders unless specified regulatory requirements are met.

Consumer Protection Laws
We engage in direct-to-consumer activities and are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. We face increased risk under such laws and may be subject to consumer or other lawsuits, penalties, enforcement actions and sanctions. The FTC and state attorneys general are also increasingly exercising their regulatory and enforcement authorities in the areas of consumer privacy, including with respect to drug pricing, rebate, formulary or contracting practices, and data security.

State and federal policymakers have taken actions intended to increase transparency and predictability of health care costs for consumers and protect consumers from certain out-of-network surprise bills. For example, the Transparency in Coverage rule issued by HHS, the DOL and the Department of the Treasury now requires most group health plans and health insurance issuers in the individual and group markets to publicly disclose price and cost-sharing information for all items and services to participants and enrollees.

The federal No Surprises Act and state laws prohibit health care providers, in certain situations, from balance billing the patient and require providers to work directly with insurers to agree on out-of-network reimbursement or use defined arbitration processes like independent dispute resolution. These laws and regulations vary in their approach, impacting consumers and the health care system as a whole.

Additionally, most states have consumer protection laws that have been the basis for investigations and multistate settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with product conversion programs. Such statutes have also been cited as the basis for claims or investigations by state attorneys general relative to privacy and data security. Further, states continue to leverage their market conduct examination authority in both the health insurance and PBM contexts, which adds to the regulatory complexity that exists in the health care space.

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
Medicare and Medicaid Regulations
Through our subsidiaries, we provide services to Medicare Part D plan sponsors, Medicare Advantage Prescription Drug Plans, and employers and clients offering Medicare Part D benefits to Medicare Part D eligible beneficiaries, including those dually eligible for Medicare and Medicaid benefits ("dual-eligible"). We participate in state Medicaid programs directly or indirectly through our clients that are Medicaid managed care contractors. We also perform certain Medicaid subrogation services and certain delegated services for clients, including utilization management, which are regulated by federal and state laws.
Government-sponsored health care programs are regulated by HHS and its agencies such as CMS, state Medicaid agencies, the HHS-OIG, DOJ, and other federal and state agencies, and we are subject to risks associated with audits of our performance and audits to determine compliance with contracts and regulations. A company's ability to obtain payment (and the determination of the amount of such payments) and retain business is subject to compliance with CMS' numerous and complex regulations and requirements that are subject to administrative discretion, review and enforcement. In July 2025, Congress enacted the Budget Reconciliation Act of 2025, which included provisions affecting Medicare and Medicaid, including measures expected to reduce federal Medicaid spending and modify Medicaid eligibility, among other changes. Noncompliance with state and federal laws and regulations may result in significant consequences, including fines and penalties, exclusion from the Medicare and Medicaid programs, corrections of improper payments and criminal penalties.

On March 19, 2025, the Company completed the HCSC transaction. See Note 5 to the Consolidated Financial Statements for further information.
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

Corporate Practice of Medicine and Other Laws
Many states in which our subsidiaries operate limit the practice of medicine to licensed individuals or professional organizations comprised of licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes, regulations, and judicial and regulatory interpretations relating to the practice of medicine, fee-splitting between physicians, and referral sources and similar issues vary widely from state to state and are subject to change and varying interpretations. We believe that our health services operations comply with applicable state statutes regarding corporate practice of medicine, fee-splitting and similar issues. However, any enforcement actions by government officials alleging noncompliance with these statutes could subject us to penalties or restructuring or reorganization of our business.
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
Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds
Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. Some states have similar laws relating to HMOs. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds.
Solvency and Capital Requirements
Many states have adopted some form of the NAIC model solvency-related laws and risk-based capital ("RBC") rules for life and health insurance companies and HMOs. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written, and the types of liabilities incurred. If the ratio of the insurer's adjusted surplus to its RBC falls below statutorily required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.
In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. Our HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, are compliant with applicable RBC and non-U.S. surplus rules.
Holding Company Laws
Our insurance companies and most of our HMOs are regulated under state insurance holding company laws and regulations, which are largely based on the NAIC’s Insurance Holding Company System Regulatory Act and its companion model regulation. These regulations provide a framework for monitoring risks in insurance groups and generally require registration with the applicable state insurance departments; disclosure of enterprise risk information; and approvals of certain dividends, distributions and affiliate transactions. The regulations also generally require approval for acquisitions of control of an insurance company or HMO and authorize group-wide supervision to assess risk across the holding company structure, including the use of group capital calculation reporting and associated liquidity stress testing. The Cigna Group is subject to such testing as may be required by our lead state regulator.
Marketing, Advertising and Products
In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis and comply with certain federal and state marketing, advertising, and communications laws and regulations.

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
Pharmacy and Professional Practice Requirements

State pharmacy professional practice laws, enforced by state boards of pharmacy, govern both the operation of the pharmacy as a licensed facility and the scope of practice of pharmacists and pharmacy technicians. These laws establish the definition of the “practice of pharmacy,” outlining authorized professional functions such as compounding, dispensing, labeling, drug‑therapy management, and patient counseling, while specifying nondiscretionary tasks permitted for pharmacy technicians.

State boards of pharmacy also oversee pharmacy licensure and facility compliance, including requirements related to physical premises, storage conditions, security measures, prescription processing, recordkeeping, and adherence to federal and state controlled‑substance standards. State law further defines operational parameters for pharmacies offering clinical services - such as collaborative drug‑therapy management, immunization programs, or test‑and‑treat protocols by establishing relevant documentation, supervision and procedural requirements.

International Regulations
Our operations outside of the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to the provision of insurance, financial and other disclosures, the provision of health care-related services, corporate governance, privacy, data protection, data mining, data transfer, intellectual property, labor and employment, consumer protection, direct-to-consumer communications activities, tax, anti-corruption, and anti-money laundering. Foreign laws and rules may include requirements that are different from, or more stringent than, similar requirements in the United States.
Our operations in countries outside of the United States are subject to local regulations of the jurisdictions where we operate. In some cases, they are subject to regulations in the jurisdictions where customers reside, and in all cases, they are subject to the Foreign Corrupt Practices Act ("FCPA").
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

Risks Related to Our Business as a Health Company

We must predict, price for and manage health care costs appropriately. We face price competition and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers.

Our profitability depends in part on our ability to accurately predict, price for and effectively manage future health care costs. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results. In addition to appropriately pricing health care costs, we must accurately manage costs through medical management, product design, negotiation of favorable provider contracts and underwriting criteria. Our health care costs are also affected by external events that we cannot forecast or project and over which we have little or no control, including changes in laws and regulations, costly new treatments, new treatment guidelines, provider billing practices, inflation and changes in customers' health care utilization patterns, pandemics, natural disasters, and other large-scale medical emergencies. If we do not accurately price our health care costs, our business, cash flows, financial condition and results of operations could be materially adversely impacted.

While we compete on the basis of many service- and quality-related factors, we expect that price will continue to be a significant basis of competition. Our client contracts are subject to negotiation as clients seek to contain their costs, including by reducing benefits offered. Increasingly, our clients seek to negotiate performance guarantees that require us to pay penalties if the guaranteed performance standard is not met. Clients can easily move between our competitors and us. Our clients are well-informed and typically have knowledgeable consultants who seek competing bids from our competitors before contract renewal. For example, our Express Scripts client contracts generally have three-year terms and may be subject to periodic renegotiation of pricing terms based on market factors. If one or more of our large clients terminates or does not renew a contract for any reason, or if the provisions of a contract with a large client are modified with terms less favorable to us, our results of operations could be adversely affected, and we could experience a negative reaction in the investment community.

A significant loss of customers or clients resulting from our need to increase or maintain premiums, administrative fees or reimbursement levels could adversely affect our business, cash flows, financial condition and results of operations. In addition, as brokers and benefit consultants seek to enhance their revenue streams, they look to take on services that we typically provide. Each of these events could negatively impact our financial results.

Strong competition within the pharmacy benefit business has generated greater demand for lower product and service pricing, increased revenue sharing, and enhanced product and service offerings. These competitive factors have historically applied pressure on our operating margins and caused many companies, including us, to reduce the prices charged for products and services while sharing with clients a greater portion of the formulary rebates and related fees received from pharmaceutical manufacturers. If we are unable to respond effectively, including through the implementation of a rebate-free model for our pharmacy benefit services clients, these trends could negatively impact our ability to attract or retain clients or sell additional services, which could negatively impact our margins and have a material adverse effect on our business and results of operations. In addition, legislative reforms and regulatory or executive actions related to rebates, reporting, owned pharmacies and other activities may adversely affect our ability to price our pharmacy products and services appropriately, as well as our competitive position, cash flows, financial condition and results of operations.

Premiums in the Cigna Healthcare segment are generally set for a one-year period and are priced well in advance of the date on which the contract commences or renews. Federal and state regulatory agencies may restrict or prevent entirely our ability to implement changes in premium rates or collect certain administrative fees. Fiscal or other concerns related to the government-sponsored programs in which we participate may cause decreasing reimbursement rates, delays in premium payments, restrictions on implementing changes in premium rates or insufficient increases in reimbursement rates. Our participation in health insurance exchanges through our IFP offerings in certain states involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows.

We operate in a highly competitive and evolving business environment, and our failure to compete effectively or differentiate our products and services from those of our competitors could materially adversely affect our results of operations, financial position and cash flows.

We operate in a highly competitive, evolving and rapidly changing industry. Industry shifts have resulted and could result from, among other things:

•a large intra- or inter-industry merger or industry consolidation;
•strategic alliances;
•new or alternative business models or new government options or offerings;
•continuing consolidation among physicians, hospitals and other health care providers, as well as changes in the organizational structures chosen by physicians, hospitals and health care providers;
•new market entrants, including those not traditionally in the health services industry;
•the ability of larger employers and clients to contract directly with providers;
•technological changes and rapid shifts in the use of technology, such as telehealth and AI;
•the impact or consequences of legislation, executive actions or regulatory changes including premium rate increases, public debates over drug pricing, government involvement in drug pricing and purchasing, and public debate over current or proposed legislation;
•impacts to distribution channels, including changes to the United States Postal Service or the consolidation of shipping carriers;
•increased drug acquisition cost or unexpected changes to drug pricing trend;
•changes in the generic/biosimilar drug market or the failure of new generic/biosimilar drugs to come to market; and
•changes in utilization of health care, prescription drugs or other covered services and items, including under risk-based contracts in the health benefit management market and for those businesses that utilize risk adjustment methodology.

Any significant shifts in the structure of the industry could alter industry dynamics and adversely affect our ability to attract or retain clients and customers. Our failure to anticipate or appropriately adapt to changes in the industry could negatively impact our competitive position and adversely affect our business and results of operations.

We must remain competitive to attract new customers, retain existing customers and further integrate additional product and service offerings. We are subject to significant market pressures brought about by customer and client needs, legislative and regulatory developments, and other market factors. Our competitors may have greater, better or more established capabilities, resources, market share, reputation or business relationships, or lower profit margin or financial return expectations. Unless we can demonstrate greater value to our clients through innovative and cost-effective product and service offerings in the rapidly changing health care industry, we may be unable to remain competitive, which could have a material adverse effect on our business, results of operations, financial position and cash flows.

Additionally, to succeed in this highly competitive marketplace, we must maintain a strong reputation. Increasingly, our customers, clients and investors consider our efforts on a variety of matters that could impact our stakeholders, including our employees and the communities in which we operate. Our reputation may be negatively impacted by a failure to meet customer expectations for consistent, transparent, high-quality and accessible care or by other significant events, including a failure to execute on customer or client contracts or strategic or operational initiatives, failure to comply with applicable laws or regulations, or failure to innovate and deliver cost-effective products and services that demonstrate greater value to our customers. Negative publicity may come as a result of adverse media coverage, litigation against us and other industry participants, the ongoing public debates over the affordability, accessibility and transparency of health care, and social media and other media relations activities.

Changes in drug pricing or industry pricing benchmarks could materially impact our financial performance.

Contracts in the prescription drug industry, including our contracts with retail pharmacy networks and our pharmacy and specialty pharmacy clients, generally use pricing metrics published by third parties as benchmarks to establish pricing for prescription drugs. If these benchmarks are no longer published by third parties; if we, or our contractual partners, adopt other pricing benchmarks for establishing prices within the industry; if legislation or regulation requires the use of other pricing benchmarks; or if future changes in drug prices substantially deviate from our expectations, the short- or long-term impacts may have a material adverse effect on our business and results of operations. Additionally, laws such as the Inflation Reduction Act have granted CMS the ability to negotiate drug prices for high-cost Medicare Part D and Part B drugs, and other federal and state legislative proposals and executive actions can lead to residual effects as drug companies adjust pricing strategies for broader marketplaces, impacting which medications are prioritized.

If we lose our relationship with one or more key pharmaceutical manufacturers, or if the payments made or discounts provided by pharmaceutical manufacturers decline, our business and results of operations could be adversely affected.

We maintain relationships with numerous pharmaceutical manufacturers, which provide us with, among other things, discounts for drugs we purchase to be dispensed from our home delivery and specialty pharmacies; discounts, in the form of rebates, for drug utilization; fees for administering rebate programs, including invoicing, allocating and collecting rebates; fees for services provided to pharmaceutical manufacturers by our specialty pharmacies; and access to limited distribution specialty pharmaceuticals by our specialty pharmacies.

Our contracts with pharmaceutical manufacturers are typically nonexclusive and terminable on relatively short notice by either party. The consolidation of pharmaceutical manufacturers, the termination or material alteration of our relationships, or our failure to renew contracts on market competitive terms could have a material adverse effect on our business and results of operations. In addition, arrangements between payors and pharmaceutical manufacturers have been the subject of debate in various public and governmental forums. Our announced commitment to developing a rebate-free model may alter manufacturer contracting dynamics. Adoption of new laws, rules or regulations, or changes in - or new interpretations of - existing laws, rules or regulations relating to any of these programs could materially adversely affect our business and results of operations.

If significant changes occur within the pharmacy provider marketplace, or if other issues arise with respect to our pharmacy networks, including the loss of or adverse change in our relationship with one or more key pharmacy providers, our business and results of operations could be adversely affected.

More than 65,000 pharmacies participated in one or more of our networks as of December 31, 2025. The 10 largest retail pharmacy chains represent approximately 47% of the total number of stores in our largest network. In certain geographic areas of the United States, our networks may be comprised of higher concentrations of one or more large pharmacy chains. Contracts with retail pharmacies are generally nonexclusive and are terminable on relatively short notice by either party. If one or more of the larger pharmacy chains terminates its relationship with us, or is able to renegotiate terms substantially less favorable to us, our customers' access to retail pharmacies or our business could be materially adversely affected. We could also face harm to our relationships with large pharmacy chains depending upon changing competitive conditions. Changes in the overall composition of our pharmacy networks, including changes due to legislative, regulatory or executive action, or reduced pharmacy access under our networks, could have a negative impact on our claims volume or our competitiveness in the marketplace, which could cause us to fall short of certain guarantees in our contracts with clients or otherwise materially adversely impact our business or results of operations.

The reserves we hold for expected medical claims are based on estimates that involve an extensive degree of judgment and are inherently variable. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to contain future costs may be limited.

We maintain and record medical claims reserves in our Consolidated Balance Sheets for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience. This estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to a number of factors including, among others, changes in medical claims submission and processing patterns or procedures; changes in customer base and product mix; changes in the utilization of prescription drugs, medical or other covered items or services; changes in medical cost trends; changes in our health management practices; changes in regulations; and the introduction of new benefits and products. If we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. Additionally, we must estimate the amount of rebates payable by us under the ACA's and CMS' minimum loss ratio rules and the amounts payable by us to, and receivable by us from, the federal government under the ACA's remaining premium stabilization program. Because establishing reserves is an inherently uncertain process involving estimates of future losses, there can be no certainty that ultimate losses will not exceed existing reserves, which may adversely affect our results of operations, financial position and cash flows.

If we fail to develop and maintain satisfactory relationships with health care payors, physicians, hospitals and other health service providers and with, producers and consultants, our business and results of operations may be adversely affected.

We contract with or employ physicians, hospitals and other health service providers and facilities to provide health services to our customers and patients. We also contract with health care payors (as a service provider to those payors). Our results of operations depend on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health service providers may enter into exclusive arrangements with competitors or simply refuse to contract with us, demand higher payments, or take other actions that could result in higher medical costs or less desirable products or services for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially adversely affected. Additionally, certain regulations may impact our ability to obtain competitive prices. We establish collaborative care arrangements with physician groups, specialist groups, independent practice associations, hospitals and health care delivery systems to improve quality outcomes and medical cost performance. If such collaborative arrangements do not result in the lower medical costs that we project or do not improve value to our customers and clients, if we fail to attract health care providers to such arrangements or if we are less successful at implementing such arrangements than our competitors, our attractiveness to customers may be reduced and our ability to profitably grow our business or improve value for our customers, patients and clients may be adversely affected.

Our ability to develop and maintain satisfactory relationships with providers may also be negatively impacted by other factors not associated with us, such as increasing pressure on revenue and other pressures on health care providers; increasing consolidation activity among hospitals, physician groups and providers; and changes in Medicare or Medicaid reimbursement levels or programming. Many factors, including continuing consolidation among physicians, hospitals and other providers; the growth of accountable care organizations; vertical integration of providers and other entities; changes in the organizational structures chosen by physicians, hospitals and providers; new market entrants, including those not traditionally in the health services industry; and the use of new modes of health care delivery, including virtual care services, may affect the way providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way we price our products and services or causing us to incur increased costs if we change our operations to be more competitive.

Out-of-network providers for non-Medicare services are not limited by any agreement with us in the amounts they bill. While benefit plans place limits on the amount of charges that will be considered for reimbursement and regulations seek to prescribe payment levels, establish methodologies and dispute resolution processes, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we project.

Additionally, our products and services, including a broad range of medical, pharmacy, specialty health, and ancillary benefit offerings, are sold in part through non-exclusive producers and consultants for whose services and allegiance we compete. Our sales could be materially adversely affected if we are unable to attract, retain and support such independent producers and consultants or if our enterprise sales strategy is not appropriately aligned across product lines and producer relationships.

In managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities, we may be subject to additional liability that could result in significant time and expense.

In addition to contracting with physicians and other health care providers for services, we employ physicians, pharmacists, nurses and other health care providers at our home delivery and specialty pharmacies, onsite low-acuity and primary care practices that we manage and operate for our customers, and certain clinics for our employees. We also provide virtual primary care, urgent care, dermatology services and behavioral health services through clinicians that we employ, as well as through third-party contractors. As such, we may be subject to liability for certain acts, omissions or injuries caused by our employees or agents, or that occur at one of these practices, pharmacies or clinics. The defense of any actions may require diverting personnel and other resources and incurring significant costs that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.

There are various risks associated with participating in government-sponsored programs and providing services to payors who participate in government-sponsored programs, including dependence upon government funding, compliance with government contracts, and increased regulatory oversight and enforcement.

Our Evernorth Health Services business provides services to government entities and payors participating in government health care programs, and our relationships with these government entities are subject to laws and regulations regarding government contracts. Additionally, through our U.S. Healthcare business, we contract with CMS and various state government agencies.

Our revenues from government-funded programs, including our government clients, are dependent, in whole or in part, upon annual funding from the federal government or applicable state or local governments. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs, budgetary constraints at the federal or applicable state or local level, and general political issues and priorities. These entities generally have the right to not renew or to cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding, such as the application of sequestration by the federal or state governments, retroactive rate adjustments, a delay by Congress in raising the federal debt ceiling, or the failure to provide for continued appropriations or regular ongoing scheduled payments to us, could substantially reduce our revenues or profitability or impact our liquidity.

Additionally, if we fail to comply with applicable state or federal regulatory or contractual requirements, including data submission, enrollment and marketing, provider network adequacy, provider directory accuracy, quality measures, claims payment, continuity of care, timely and accurate processing of appeals and grievances, oversight of first-tier downstream and related entities, and call center performance, we may be subject to administrative actions, including enrollment sanctions or contract termination, fines or other penalties or enforcement actions that could materially impact our profitability.

Legal, Regulatory and Public Policy Risks Arising from Our Business

Our business is subject to substantial government regulation, and new laws or regulations or changes in existing laws or regulations could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our business is regulated at the federal, state and international level. The laws and rules governing our business and related interpretations are increasing in number and complexity, are subject to frequent change, and can be inconsistent or in conflict with each other. Noncompliance with applicable regulations by us or third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.

We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing laws and regulations applicable to our business and respond to policymakers and enforcement agencies accordingly. We expect federal and state governments to continue to enact legislative and regulatory reforms that will or could materially impact various aspects of the health services system, including pharmacy benefits manager, drug pricing or insurance market reforms. These reforms could result in material changes to the way we conduct our business and could impact the market for our products.

Existing or future laws, regulations, actions by governmental or regulatory authorities, or judgments could force us to change how we conduct our business; affect the products and services we offer and where we offer them; restrict revenue and enrollment growth; increase our costs, including medical, operating, health care technology and administrative costs; increase our liability; and require enhancements to our compliance infrastructure and internal controls environment. For example, we are required to obtain and maintain approvals from state boards of pharmacy, departments of insurance, and other federal and state regulatory agencies to, among other things, market many of our products, expand into additional geographic or product markets, increase prices for certain regulated products, and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Additionally, we must maintain licenses and registrations in the jurisdictions in which we conduct business, and the suspension, material adverse modification or termination of such licenses and registrations could adversely affect operations. Such licensure subjects many of our business operations and products to state regulation, as well as risks associated with doing business in those jurisdictions. Failure to effectively implement or adjust our strategic and operational initiatives, such as reducing operating costs, adjusting premium pricing or benefit design, or transforming our business model in response to new laws, regulatory changes or executive actions may have a material adverse effect on our results of operations, financial condition and cash flows.

Our effective tax rate or tax payments could also be adversely affected by new laws or regulations, both within the United States and in other foreign jurisdictions in which we operate. While we believe that our historical tax positions are consistent with applicable laws, regulations and existing precedent, our tax positions could be challenged by relevant tax authorities, and we may not be successful in any such challenge. The market price of our securities may react to the announcement of such proposals.

Customers, investors, employees and other stakeholders have focused on corporate governance, environmental stewardship and social matters. Environmental, social and governance-related laws and regulations, including those aimed at restricting the consideration of these factors by companies and requiring climate- and sustainability-related disclosures, and related stakeholder expectations have resulted, and may in the future result, in increased expenses and management time and attention spent complying with or meeting such laws, regulations or expectations. Overall, environmental, social and governance matters, and related stakeholder reactions, which may be conflicting or divergent, may impact our reputation and have other business impacts which could adversely affect our business.

For more information on regulations affecting our business, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially adversely affected.

Most of our activities involve the receipt, use, storage, transmission or other processing of a substantial amount of PII, including PHI, as well as financial information (including payment card information) and other confidential and sensitive information about our clients and employees. The processing of such information is regulated at the federal, state, international and industry levels, and requirements are imposed on us by industry standards and contracts with clients. In some cases, such laws, rules, regulations, industry standards and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements.

At the federal level, we are subject to, among other laws and regulations, HIPAA, which requires business associates as well as covered entities to comply with specified privacy and security requirements. While we endeavor to provide appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity clients and, as a result, collect, receive, use, disclose, transmit and maintain PHI in order to provide services to these customers. If HHS alleges or finds noncompliance with HIPAA requirements or implements an enforcement action against us, it could have an adverse effect on our results of operations, financial position, cash flows and reputation. For example, in 2025, we responded to a voluntary HIPAA security rule audit from HHS's Office for Civil Rights ("OCR"). As participation in this audit was voluntary, the information provided did not result in any HIPAA enforcement action or civil monetary penalty; however, any serious compliance issues could open up subsequent compliance reviews that could include a range of remedies from OCR.

Additionally, we are, or may become, subject to U.S. state and international laws and regulations, as well as industry standards such as PCI DSS. These laws, regulations, rules, industry standards and contractual requirements are subject to change and the regulatory environment surrounding data security and privacy is increasingly demanding. Compliance with existing or new privacy, security and data laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations. For more information on privacy regulations to which we are subject, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.

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

We are routinely involved in legal matters arising from our health services business, including but not limited to claims related to the dispensing of pharmaceutical products by our home delivery and specialty pharmacies; pharmacy benefit management services, such as formulary management services; health benefit management services; and provider services. Our pharmacy services operations are subject to liability arising from clinical quality, patient safety and other risks inherent in the dispensing, packaging and distribution of drugs, including claims related to purported dispensing and other operational errors.

We also have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct; failure to timely or appropriately pay for or provide health care services; provider network structure; poor outcomes for care delivered or arranged; provider disputes, including disputes over compensation or contractual provisions; ERISA claims; allegations related to calculations of cost-sharing; and claims related to our administration of self-funded business.

In addition, we are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of business. These legal matters could include civil claims (including tort and breach of contract claims) as well as claims arising from alleged violations of certain laws (such as consumer protection or false claims act laws). There are currently, and may be in the future, attempts to bring class action lawsuits against the Company and other companies in our industry; individual plaintiffs also may bring multiple claims regarding the same subject matter against us and other companies in our industry.

In addition, various government agencies have conducted investigations, inquiries and audits into certain pharmacy benefit management practices, which in certain instances have resulted in litigation or other adverse outcomes for our Company. For example, the FTC has released two staff reports on PBMs and the accessibility and affordability of prescription drugs. In September 2024, the FTC filed an administrative complaint against Express Scripts and two other PBMs, among others, for allegedly engaging in anticompetitive and unfair rebate practices related to insulin drug pricing. In February 2026, we reached a final settlement with the FTC, which resolved all FTC matters and litigation without a monetary penalty, finding of fault or admission of liability. The settlement requires, among other things, updates to our business practices related to affordability of medications of Express Scripts customers.

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance, health and welfare and pharmacy departments; attorneys general; the DOJ; the FTC; CMS; the DOL; the HHS-OIG; and comparable authorities in foreign jurisdictions. Additionally, we have previously been, and may in the future be, subject to qui tam actions in which the government may or may not intervene. Although our Medicare Advantage and Medicare Part D businesses were included in the HCSC transaction, we may have indemnification obligations in certain circumstances related to regulatory audits that were ongoing at the time that transaction was completed. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health services industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other federal and state governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings.

Court decisions and legislative and regulatory activities may increase our exposure to any type of claim. In some cases, substantial noneconomic or punitive damages may be sought. We procure insurance coverage to cover some of these potential liabilities, and we also self-insure a significant portion of our litigation risks. While we maintain some third-party insurance coverage, including excess liability insurance with third-party insurance carriers, certain liabilities or types of damages, such as punitive damages, may not be covered by insurance, insurers may dispute coverage, or the amount of insurance may be insufficient to cover the entire damages awarded. Resolving disputes is often expensive and disruptive, regardless of the outcome. Additionally, it is possible that the resolution of current or future legal matters and claims could result in changes to our industry and business practices, losses material to our results of operations, financial condition, and liquidity or damage to our reputation.

Moreover, regulatory investigations and audits have resulted in, and could result in, sanctions or changes to our business practices, including retroactive adjustments to certain premiums, corporate integrity agreements, restrictions on our ability to participate in government programs or exclusion from such programs, and our ability to market certain products or engage in business-related activities. We cannot predict what effect, if any, such government investigations and audits may ultimately have on us or on the industry in general. However, we will likely continue to experience government scrutiny and audit activity, which has resulted in, and may result in, civil penalties. Any failure, or alleged failure, to comply with various state and federal health care laws and regulations, including those directed at preventing fraud, waste and abuse in government-funded programs, has resulted in, and could in the future result in, investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws.

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

Extensive health care regulation and enforcement, including fraud, waste and abuse laws, could increase our compliance costs, restrict our operations and expose us to significant liability.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. Some of our businesses are also subject to federal and state laws and regulations that may impact our relationships with health care providers and customers, including laws on self-referrals, beneficiary inducements, false claims, fee-splitting, telemedicine, corporate practice of medicine, dispensing, packaging, fulfillment and distribution of controlled substances, other pharmaceutical products and medical devices, medical malpractice, consumer protection, product liability, narrow networks, provider tiering programs, provider contracts, overpayments, reimbursement of out-of-network claims, and licensure. The regulations and contractual requirements applicable to us are complex and subject to change and may affect our ability to market or provide our products or services. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme, and the Dodd-Frank Act and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources, and failure to comply with such regulation could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.

Operational Risks

Our business depends on our ability to effectively invest in, improve and properly maintain the uninterrupted operation, availability and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining effective information systems, as well as the integrity and timeliness of the data we use to serve our customers and health care providers and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party providers or subcontractors that we or they engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our clients, customers and health care providers and hinder our ability to provide or establish appropriate pricing for products and services, retain and attract clients and customers, establish reserves, report financial results accurately and in a timely manner, and maintain regulatory compliance, among other things.

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

Our business depends on our clients' and customers' willingness to entrust us with their PII, including PHI, that is subject to various privacy and data security laws and regulations, including data breach notification laws. Computer networks or systems may be vulnerable to intrusion, hacking, computer viruses or malware (including ransomware), denial of service attacks, credential stuffing, phishing and other social engineering attacks, supply chain attacks, programming errors, fraud or malice on the part of our employees or vendors, human error, terrorism, and other attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyberattacks or other computer-related penetrations. There have been, and will continue to be, large-scale cyberattacks within the health services industry. For example, Change Healthcare, a health technology company owned by UnitedHealth Group and a service provider for certain of our pharmacy benefit management services, was the victim of a ransomware attack in February 2024. This resulted in limited disruption of certain of our services and necessitated security validations for certain systems before we reconnected with Change Healthcare to resume such services. Additionally, hardware, software or applications we develop or procure from third parties may contain defects in design, manufacturer defects, software bugs or errors or other problems that could unexpectedly compromise information technology. Human or technological error has resulted in, and could in the future result in, for example, unauthorized access to and acquisition, disclosure, modification, misuse, loss or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated or confidential data, including PII and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions, or denials of service.

As we increase the amount of PII that we store and share digitally, our exposure to unauthorized uses and disclosures and data privacy and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss, or unauthorized access or acquisition or misappropriation of proprietary information or PII. The cost of attempting to protect against these risks also increases. The health care data ecosystem is complex and requires data exchange with vendors, business partners, health care professionals, the government and others. If disruptions, data disclosures, security incidents or breaches are not detected quickly, their effect could be compounded. We have dedicated significant resources to implement privacy and security technologies, processes and procedures to protect PII and provide employee awareness training around phishing, malware and other cyber risks; however, such measures may not be effective against all types of security incidents.

Cybersecurity threats are rapidly evolving, and those threats and the means for obtaining access to our proprietary systems are becoming increasingly sophisticated. Cyberattacks can originate from a wide variety of sources, including terrorists; nation states; nation-state supported actors; organized criminal groups; “hacktivists;” internal actors; or third parties, such as external service providers. The techniques used change frequently or are often not recognized until after they have been launched. For example, there continues to be an increase in new financial fraud schemes akin to ransomware attacks on large companies, whereby a cybercriminal installs a type of malicious software, or malware, that prevents a user or enterprise from accessing computer files, systems or networks and demands payment of a ransom for their return. Such threats also may see their frequency increased, and effectiveness enhanced, by the use of AI. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose or inadvertently provide access to systems in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide services to us, our vendors and, in turn, their own service providers may become subject to the same types of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers' and clients' data.

The costs to eliminate or address security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of customers. As security threats continually evolve, we may be required to devote additional resources to modify or enhance our operational or security systems and networks and our cybersecurity program.

In addition, the unauthorized access to and the acquisition, use, disclosure or dissemination of information about us, our customers or other third parties could expose our customers and their private information to the risk of financial or medical identity theft. Unauthorized access to and the acquisition, use, disclosure or dissemination of information about our business and strategy could also negatively affect the achievement of our strategic initiatives. Such events could cause us to breach our contractual obligations and violate applicable laws. Any actual or perceived data security incident could negatively affect our ability to compete, our reputation, our customer base and our revenues and could expose us to mandatory disclosure requirements; government investigations, litigation and other enforcement proceedings; material fines, penalties or remediation costs; compensatory, special, punitive or statutory damages; consent orders; or other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.

Our use of artificial intelligence and machine learning present regulatory and legal challenges that could negatively affect our business and our reputation.

Our use of AI and ML technologies, as well as more recent technological advances in AI/ML, pose risks to us and subject us to new and existing laws and regulations. The use of generative AI, a relatively new and emerging technology still in the early stages of commercial use, potentially exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, generative AI has been known to produce false or “hallucinatory” inferences or output. Certain generative AI uses ML and predictive analytics, which can produce inaccurate, incomplete or misleading content; unintended biases and other discriminatory or unexpected results; or errors and inadequacies, any of which may not be easily detectable by us or any of our related service providers. Accordingly, while AI systems may help provide more tailored or personalized user experiences, if the content, analyses or recommendations that AI systems assist in producing on our platform are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

While we are committed to responsible use of AI/ML and following applicable laws and regulations, and while we have made progress developing governance as to use of AI/ML by our organization, any failure to use AI/ML responsibly and to adhere to such laws, regulations and governance could have a material unfavorable effect on our business, results of operations and financial condition. Depending on how existing laws and regulations are interpreted, and as new laws go into effect, we may have to make changes to our business practices to comply with such obligations. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to retrain our AI/ML, require us to comply with outside standards, or cease or limit our use of AI/ML. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies.

Our use of AI/ML technologies has resulted and could continue to result in additional compliance costs, regulatory investigations and actions, and lawsuits. For example, we are currently subject to litigation claiming that we improperly used AI in the claims evaluation process. If we are unable to use AI/ML, or if regulators restrict our ability to use AI/ML for certain purposes, it could make our business less efficient, result in competitive disadvantages, and subject us to potentially unfavorable business impacts. To the extent that we rely on or use the output of AI/ML, any inaccuracies, biases or errors could have unfavorable impacts on us, our business, and our results of operations or financial condition. The impact of regulatory and legal risks associated with AI/ML is largely unknown.

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

Outsourcing also may require us to change our existing operations, adopt new processes for managing these service providers, or redistribute responsibilities to realize the potential productivity and operational efficiencies. Delays or difficulties in changing business processes, or the failure of our third-party vendors to perform as expected, may prevent us from realizing the anticipated economic and other benefits of these relationships, whether on a timely basis or at all. This could result in additional costs or regulatory compliance issues or create other operational or financial problems for us. Terminating or transitioning, in whole or in part, arrangements with key vendors could result in additional costs or penalties, risks of operational delays, or potential errors and control issues during the termination or transition phase. We may not be able to find an alternative vendor in a timely manner or on acceptable terms. If there is an interruption in business or loss of access to data resulting from a security breach, termination or transition in services, we may not be able to meet the demands of our customers and, in turn, our business, liquidity and results of operations could be adversely impacted.

A significant disruption in service within our operations or among our key suppliers or other third parties could materially adversely affect our business, liquidity and results of operations.

Our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment; the operation of internet support and customer call centers, data centers and corporate facilities; the processing of new and renewal business; the maintenance of appropriate shipment and storage conditions for prescriptions (such as temperature and protection from contamination); and home delivery processing. In some instances, our ability to provide services or products (including processing and dispensing prescriptions) depends on the availability of services and products provided by suppliers, providers, pharmaceutical manufacturers, vendors or shipping carriers. A disruption, or threat of disruption, in our supply chain, or an inability to access or deliver products that meet requisite quality safety standards and patient needs in a timely and efficient manner, could adversely impact our business. Increasing natural disasters in connection with climate change could also be a direct threat to us and our third-party vendors, service providers or other stakeholders. Natural disasters have impacted, and may continue to impact, our customers and pose a risk to our employees and facilities located in the affected region. Responses to such scenarios have included and may include, among other things, making temporary policy changes, such as waiving various medical requirements; assisting with replacement medications; transferring prescriptions; and expanding our help line.

We face political, legal, operational, regulatory, economic and other risks in connection with our international operations.

As a global company, our business is increasingly exposed to risks inherent in foreign operations, including challenges arising out from geopolitical conditions, evolving legal and regulatory environment, labor and cultural practices, local civil unrest or political controversy, and foreign currency exchange fluctuations. These factors may increase in significance as we continue to expand globally, and operating in new foreign markets may require considerable management time before operations generate any significant revenues and earnings. Any one of these challenges could negatively affect our operations or long-term growth.

International operations also require us to devote significant resources to implement controls and systems in new markets to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business; and significant reputational harm. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside of the United States, or to establish constructive relations with non-U.S. regulators, could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth. Please see "—Legal, Regulatory and Public Policy Risks Arising from our Business" above.

Strategic transactions involve risks, and we may not realize the expected benefits because of integration or separation difficulties, underperformance relative to our expectations, and other challenges, which could lead to an impairment charge.

As part of our strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements, divestitures and other relationships (collectively referred to as "strategic transactions"). The risks we may face with respect to such strategic transactions include:

•significant competition for attractive targets and opportunities, and we may be unable to identify or successfully complete strategic transactions;
•the inability to complete any strategic transactions on terms favorable to us within the expected time frames, or at all;
•divestitures may result in continued financial exposure, including increased costs due to potential litigation, contingent liabilities, and indemnification of the buyer related to, among other things, lawsuits, regulatory matters, or tax liabilities, following the completion of any other such transaction;
•the anticipated benefits from any strategic transactions may not be fully realized or may take longer to realize than expected;
•integration and separation activities may result in additional and unforeseen expenses, including facilities and systems consolidation or separation costs and costs to retain key employees, as well as decreases in expected revenues, earnings or cash flows;
•the carrying value of goodwill or other intangible assets - which, as of December 31, 2025, was approximately $73.5 billion, representing 47% of our total consolidated assets - may be materially and adversely impacted if acquired businesses do not perform as expected, or if future evaluations require impairment charges that could materially affect our results of operations and shareholders' equity in the period in which the impairment occurs;
•the issuance of additional common stock could dilute ownership interests of our shareholders, or the incurrence of additional debt could increase costs and impact our ability to access capital in the future in connection with a strategic transaction;
•the integration of businesses may cause increasing complexity in our systems and internal controls and could cause us to fail to meet our financial reporting obligations; and
•announcements related to an acquisition could have an adverse effect on the market price of our common stock and other securities.

Further, joint ventures and equity investments present risks that are different from acquisitions, including risks related to specific operations and finances of the businesses we invest in; selection of appropriate parties; differing objectives of the various parties; competition between and among parties; compliance activities (including compliance with applicable CMS requirements); growing of the business in a manner acceptable to all parties; the maintenance of positive relationships among the parties, clients and customers; and initial and ongoing governance of joint ventures and customer and business disruption that may occur upon a joint venture termination. For example, in the year ended December 31, 2024, we determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net investment gains/losses in our Consolidated Statements of Income.

See Note 19 to the Consolidated Financial Statements for more information on goodwill and intangibles.

Future performance of our business will depend on our ability to execute our strategic and operational initiatives effectively.

The future performance of our business depends on our ability to effectively implement and execute our strategic and operational initiatives. Strategic execution risk may be heightened by the complexity across our pharmacy services and health care businesses. In particular, our strategic and operational performance depends on our ability to:

•grow and support our product portfolio, expand our addressable markets, develop and effectively implement products and services to improve the accessibility, affordability and transparency of healthcare, and identify and introduce the proper mix, coordination or integration of products that the marketplace will accept;
•evaluate drugs for efficacy, value and price to assist clients in selecting a cost-effective formulary;
•offer cost-effective home delivery pharmacy and specialty services;
•access or continue accessing key drugs and successfully penetrate key treatment categories in our specialty pharmacy business;
•deliver discounts to health benefit providers;
•transition health care providers from volume-based, fee-for-service arrangements to a value-based system;
•improve medical cost competitiveness in our targeted markets;
•manage our medical, pharmacy, administrative and other operating costs effectively;
•contract with health care providers, pharmacy providers and pharmaceutical manufacturers on market competitive terms; and
•develop and create responsible data and analytic solutions to support and improve outcomes for our products, services and solutions, including creating and developing solutions and services through partnerships with other industry participants.

We will be unable to rapidly respond to competitive, economic and regulatory changes if we do not make important strategic and operational decisions quickly; define our appetite for risk; implement new governance, managerial and organizational processes smoothly; and communicate roles and responsibilities clearly. If our strategic and operational initiatives fail or are not executed effectively, our business may be unable to grow as planned, and our consolidated financial position and results of operations could be negatively affected.

Financial Risks

Economic and market conditions affect the value of our financial instruments and the value of particular assets and liabilities, investment income, and interest expense.

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

Significant stock market or interest rate declines could result in unfunded pension obligations, resulting in the need for additional plan funding by us and increased pension expenses.

We currently have overfunded obligations in our frozen pension plan. A significant decline in the value of the plan's equity and fixed income investments, or unfavorable changes in applicable laws or regulations, could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We are also exposed to interest rate and equity risk associated with our pension obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 17 to the Consolidated Financial Statements for more information on our obligations under the pension plans.

A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and could negatively affect our ability to access capital.

Financial strength, claims-paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized rating agencies is broadly disseminated and generally used throughout the industry. We believe that the claims-paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically, and current ratings may not be maintained in the future. A downgrade of any of these ratings could make it more difficult to either market our products successfully or raise capital to support business growth.

We maintain significant indebtedness in the ordinary course of business and may incur further indebtedness in the future. Our indebtedness could adversely affect our financial condition and our ability to react to economic or industry changes, and could divert our cash flow from operations for debt service costs, leaving us with less cash flow from operations available to fund growth, stock repurchases, dividends and other corporate purposes.

The total indebtedness of The Cigna Group was approximately $31.5 billion as of December 31, 2025. Carrying indebtedness:

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
•exposes us to increases in interest rates to the extent that increased interest expense is not offset by increased income from our investment assets; and
•limits our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry.

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

Many factors, including geopolitical issues, future economic downturns, man-made disasters, natural disasters (including those as a result of climate change) and pandemics, availability and cost of credit, and other capital and consumer spending, can negatively impact the U.S. and global economies. Our results of operations could be materially adversely affected by the impact of unfavorable economic conditions on our clients and customers (both employers and individuals), health care providers, pharmacy manufacturers, pharmacy providers, and third-party vendors. For example:

•Employers may take action to reduce their operating costs by modifying, delaying or canceling plans to purchase our products, or making changes in the mix of products purchased that are unfavorable to us.
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
•Our third-party vendors could significantly and quickly increase their prices or reduce their output to reduce their operating costs (our business depends on our ability to perform necessary business functions in an efficient and uninterrupted fashion).
•Other insurers' financial condition may be weakened, increasing the risk that we will receive significant assessments for obligations of insolvent insurers pursuant to guaranty associations, indemnity funds, or other similar laws and regulations.

The occurrence of these events have led, and may lead, to a decrease in our customer base, revenues or margins or an increase in our operating costs.

In addition, during and following a prolonged unfavorable economic environment, federal and state budgets could be materially adversely affected, resulting in reduced or delayed reimbursements or payments in government programs, such as Medicare and Social Security or under contracts with government entities. These budgetary pressures also could cause the government to impose new or higher taxes or assessments on us, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, we may be unable to mitigate or cover all such costs, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

The collectability of amounts due from reinsurers is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract; whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract; and the magnitude and type of collateral supporting our reinsurance recoverable, such as holding sufficient qualifying assets in trusts or letters of credit issued. Although a portion of our reinsurance exposures are secured, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our results of operations, financial condition and liquidity.

Item 1B. UNRESOLVED STAFF COMMENTS
None.

Item 1C. CYBERSECURITY
Cybersecurity Strategy and Risk Management
Cybersecurity is a core element of our enterprise risk management strategy. Safeguarding business information, intellectual property, and the data of customers, patients, employees and business partners is vital for operational continuity, regulatory compliance and sustaining stakeholder trust.

Our comprehensive cybersecurity program is supported by policies and procedures designed to protect our systems and operations, as well as sensitive personal information and data, from foreseeable cybersecurity threats.

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

To enhance our preparedness and practice our collective cybersecurity response capabilities, we conduct tabletop exercises with leaders, stakeholders, subject matter experts and certain executives. These events are developed in partnership with external security experts and designed to exercise and engage some of the most critical areas of cybersecurity incident response and preparedness through an interactive and evolving simulated scenario.

In addition to these internal measures, the effectiveness of components of our overall cybersecurity program is frequently evaluated by external third parties, which includes work performed over various levels of control assessments for specific business lines and core processes. These include Health Information Trust Alliance ("HITRUST") for health care data security, PCI DSS for payment security, and System Organization Controls 2 ("SOC 2") for information security and related controls for specific business lines and core processes. We also perform an annual maturity assessment and benchmark our security controls to identify opportunities to strengthen our cybersecurity program.

As part of our Global Threat Management Program, a dedicated Incident Handling Team, comprising both technical and management personnel, determines the severity of a validated cybersecurity event across the enterprise and is responsible for the development and ongoing maintenance of our comprehensive Global Incident Response Plan ("GIRP"). The GIRP is reviewed quarterly at a minimum but may be updated as needed based on lessons learned, changes in key teams or processes, or other circumstances as warranted, and the procedures therein are tested annually. The GIRP's incident handling procedures dictate our actions during each phase of an incident, including the assembly of a broad, cross-functional Computer Security Incident Response Team, the formulation of a response, and post-incident reviews and corrective actions.

Our information protection department maintains a risk register that is used to manage cybersecurity risks associated with its business activities, technology assets, and its interaction with internal and external business, information technology and security parties.

Cybersecurity risks are also periodically reviewed by Enterprise Risk Management to ensure appropriate oversight of cybersecurity risk management activities.

Suppliers that access, host or transmit our data are contractually required to comply with our Security Policies and Standards. Additionally, suppliers may be subject to periodic security audits or risk assessments, which include security questionnaires, security capabilities and maturity assessments, controls evidence reviews, application vulnerability assessments, public internet presence monitoring, and alignment reviews with service-specific industry standards. Follow-up activities are performed as needed. Contracts with suppliers also include critical security requirements, such as right to audit, technology requirements and hiring practices, including background checks for those who have access to our network. To further ensure supplier resilience and continuity, we regularly evaluate and assess our critical supplier relationships and business continuity plans, enabling us to quickly adapt and maintain operations in the event of prolonged disruption.

As of the date of this report, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. However, future cybersecurity threats or incidents could materially affect us, including our business strategy, results of operations or financial condition. For more information on our cybersecurity-related risks, see Part I, Item 1A "Risk Factors – Operational Risks – As a large global health company, we and our vendors are subject to cyberattacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, or fail to ensure vendors do the same, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages."

Cybersecurity Governance

Our Board of Directors (the "Board") has ultimate oversight over our privacy and cybersecurity programs and strategy and is responsible for ensuring that we have risk management policies and processes in place to meet and mitigate evolving risks and threats. Certain members of our Board have cybersecurity certifications. Throughout 2025, the Board executed this oversight directly and through both the Audit Committee, for cybersecurity purposes, and the Compliance Committee, for privacy purposes. In these capacities, these committees were regularly briefed by the Global Chief Information Security Officer ("GCISO") and Chief Privacy Officer on cybersecurity and privacy matters. These briefings were designed to provide visibility about the identification, assessment and management of critical risks, audit findings, and management's risk mitigation strategies. Additionally, these briefings included information about current trends in the environment, incident preparedness, AI, and various components of our cybersecurity and privacy programs. On an annual basis, the Board reviews our cybersecurity program, including the threat landscape and related controls, and periodically conducts cybersecurity tabletop exercises.

Our dedicated cybersecurity team is led by our GCISO. Our current GCISO joined the Company in October 2023 and works closely with senior management to develop and innovate the cybersecurity and risk management strategies. Prior to joining the team, our GCISO held senior information security roles at other global organizations, where this individual defined information security strategies; built global information security programs; implemented cybersecurity capabilities that protect consumers, wholesale partners and brands; and oversaw the security of a global payment network, a corporate network and digital assets.
Beginning in 2026, oversight of cybersecurity matters has transitioned to the Board's Finance & Technology Committee. The Finance & Technology Committee now receives similar updates on cybersecurity and information protection programs from the GCISO as described above. Throughout 2025, the Compliance Committee, now the Audit & Compliance Committee, oversaw privacy risks and related matters, including through regular updates from our Chief Compliance and Risk Officer.
Item 2. PROPERTIES
At the end of 2025, our global real estate portfolio consisted of approximately 8.1 million square feet of owned and leased properties to support the operations of our reporting segments. Our domestic portfolio had approximately 6.3 million square feet in 42 states, District of Columbia and the U.S. Virgin Islands. Our international properties contain approximately 1.8 million square feet located throughout 23 countries.
Our principal domestic office locations include the Wilde Building, located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters, which we own); the Evernorth Health Services leased corporate offices located at and around One Express Way in St. Louis, Missouri; and leased office space at Two Liberty Place, located at 1601 Chestnut Street in Philadelphia, Pennsylvania. These principal domestic office locations total approximately 1.8 million square feet.
The pharmacy operations consist of 11 home delivery pharmacies, 35 specialty pharmacies and four high-volume automated dispensing pharmacies located throughout the United States. Our high-volume automated dispensing pharmacies are located in Arizona, Indiana, Missouri and New Jersey.

We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.
Item 3. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 22 to the Consolidated Financial Statements of this Form 10-K is incorporated herein by reference.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Information about Our Executive Officers
The principal occupations, ages and employment histories of our executive officers (as of February 26, 2026) are listed below.
DAVID M. CORDANI, 60, Chairman of the Board of The Cigna Group beginning January 2022; Chief Executive Officer beginning December 2009; Director beginning October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.
ANN M. DENNISON, 55, Executive Vice President and Chief Financial Officer of The Cigna Group beginning March 2025; Deputy Corporate Financial Officer from January 2024 until March 2025. Executive Vice President and Chief Financial Officer of Nasdaq, Inc. from March 2021 until December 2023; Senior Vice President, Controller and Chief Accounting Officer from October 2015 until March 2021.

BRIAN EVANKO, 49, President and Chief Operating Officer of The Cigna Group beginning March 2025; Executive Vice President and Chief Financial Officer of The Cigna Group and President and Chief Executive Officer of Cigna Healthcare from January 2024 until March 2025; Executive Vice President and Chief Financial Officer of The Cigna Group from January 2021 until January 2024; President, Government Business from November 2017 until January 2021; and President, U.S. Individual Business from August 2013 until November 2017.

NICOLE S. JONES, 55, Executive Vice President, Chief Administrative Officer and General Counsel for The Cigna Group beginning September 2023; Executive Vice President and General Counsel of The Cigna Group from June 2011 until September 2023; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of The Cigna Group from April 2008 until May 2010; and Corporate Secretary from September 2006 until April 2010.

DURGA PRASAD KOKA, 52, Executive Vice President and Global Chief Information Officer, The Cigna Group beginning September 2025; Senior Vice President, Information Technology from October 2021 until September 2025; SVP of Enterprise Solutions and Architecture, Hilton Worldwide from May 2020 until May 2021.

F. EVERETT NEVILLE, 61, Executive Vice President, Strategy and Business Development beginning January 2021; Senior Vice President, Value Creation and Solutions from August 1998 until December 2020.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of December 31, 2025, the number of shareholders of record was 20,669. The Cigna Group's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI."
In 2025, 2024 and 2023, The Cigna Group declared and paid quarterly cash dividends of $1.51, $1.40 and $1.23 per share of The Cigna Group common stock, respectively.
On February 5, 2026, the Board of Directors declared the first quarter 2026 cash dividend of $1.56 per share of The Cigna Group common stock to be paid on March 19, 2026 to shareholders of record on March 5, 2026. The Cigna Group currently intends to pay regular quarterly dividends, with future declarations subject to approval by its Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. See Note 8 to the Consolidated Financial Statements for further information on dividend payments.

For information on securities authorized for issuance under our existing equity compensation plans, see Item 12 under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Price Performance Graph
The graph below compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2025 with the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P 500 Health Care Index. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

Five-Year Cumulative Total Shareholder Return*
December 31, 2020 - December 31, 2025
$200
$100
$—
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
The Cigna Group
S&P 500
S&P 500 Health Care Index

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
The Cigna Group	$100	$112	$165	$152	$142	$145
S&P 500	$100	$129	$105	$133	$166	$196
S&P 500 Health Care Index	$100	$126	$124	$126	$129	$148
*Assumes that the value of the investment in The Cigna Group common stock and each index was $100 on December 31, 2020 and that all dividends were reinvested.

Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended December 31, 2025:

Period	Total # of shares purchased (1)	Average price paid per share (1) (3)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
October 1 - 31, 2025	1,688	$304.63	—	$7,732
November 1 - 30, 2025	3,738,069	$268.25	3,732,646	$6,730
December 1 - 31, 2025	3,057	$274.35	—	$6,730
Total	3,742,814	$268.27	3,732,646	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 1,688 shares in October, 5,423 shares in November and 3,057 shares in December 2025.
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

Item 6. [Reserved]
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating the financial condition of The Cigna Group as of December 31, 2025 compared with December 31, 2024 and our results of operations for 2025 compared with 2024 and 2023 and is intended to help you understand the ongoing trends in our business. For comparisons of our results of operations for 2024 compared with 2023, please refer to the previously filed MD&A included in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

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

See Note 23 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income (loss) before income taxes to pre-tax adjusted income (loss) from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 23 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate. Ratios presented in the segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations.

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. For further information on our business and strategy, see Part I, Item 1 - "Business" of this Form 10-K.

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024			2024 vs. 2023
Pharmacy revenues	$216,672	$185,362	$137,243	$31,310	17%		$48,119	35%
Premiums	40,261	45,996	44,237	(5,735)	(12)		1,759	4
Fees and other revenues	16,921	14,790	12,619	2,131	14		2,171	17
Net investment income	1,046	973	1,166	73	8		(193)	(17)
Total revenues	274,900	247,121	195,265	27,779	11		51,856	27
Pharmacy and other service costs	214,991	182,509	133,801	32,482	18		48,708	36
Medical costs and other benefit expenses	34,349	38,648	36,287	(4,299)	(11)		2,361	7
Selling, general and administrative expenses	14,617	14,844	14,822	(227)	(2)		22	—
Amortization of acquired intangible assets	1,743	1,703	1,819	40	2		(116)	(6)
Total benefits and expenses	265,700	237,704	186,729	27,996	12		50,975	27
Income from operations	9,200	9,417	8,536	(217)	(2)		881	10
Interest expense and other	(1,408)	(1,435)	(1,446)	27	(2)		11	(1)
Net gain (loss) on sale of businesses	13	24	(1,499)	(11)	(46)		1,523	N/M
Net investment losses	(24)	(2,737)	(78)	2,713	(99)		(2,659)	N/M
Income before income taxes	7,781	5,269	5,513	2,512	48		(244)	(4)
Total income taxes	1,493	1,491	141	2	—		1,350	N/M
Net income	6,288	3,778	5,372	2,510	66		(1,594)	(30)
Less: Net income attributable to noncontrolling interests	331	344	208	(13)	(4)		136	65
Shareholders' net income	$5,957	$3,434	$5,164	$2,523	73%		$(1,730)	(34)%
Consolidated effective tax rate	19.2%	28.3%	2.6%		(910)	bps		2,570	bps
Medical customers (in thousands)	18,118	19,147	19,780	(1,029)	(5)%		(633)	(3)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2025		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$5,957		$3,434		$5,164
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(225)	(90)	$2,533	2,529	$135	114
Amortization of acquired intangible assets	1,743	1,325	1,703	1,347	1,819	1,413
Special items
Strategic optimization program	749	565	—	—	—	—
Deferred tax expenses (benefits), net	—	427	—	84	—	(1,071)
Integration and transaction-related costs	327	247	275	211	45	35
(Benefits) charges associated with litigation matters	(17)	(13)	—	—	201	171
Net (gain) loss on sale of businesses	(13)	(404)	(24)	(2)	1,499	1,429
Impairment of dividend receivable	—	—	182	138	—	—
Charge for organizational efficiency plan	—	—	—	—	252	193
Total special items	$1,046	822	$433	431	$1,997	757
Adjusted income from operations		$8,014		$7,741		$7,448
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

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	For the Years Ended December 31,
	2025		2024		2023
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$22.18		$12.12		$17.39
Adjustments to reconcile to adjusted income from operations
Net investment (gains) losses (1)	$(0.84)	(0.34)	$8.95	8.93	$0.45	0.38
Amortization of acquired intangible assets	6.50	4.94	6.01	4.76	6.13	4.77
Special items
Strategic optimization program	2.78	2.10	—	—	—	—
Deferred tax expenses (benefits), net	—	1.59	—	0.30	—	(3.61)
Integration and transaction-related costs	1.22	0.92	0.97	0.75	0.15	0.12
(Benefits) charges associated with litigation matters	(0.06)	(0.05)	—	—	0.68	0.58
Net (gain) loss on sale of businesses	(0.05)	(1.50)	(0.08)	(0.02)	5.05	4.81
Impairment of dividend receivable	—	—	0.64	0.49	—	—
Charge for organizational efficiency plan	—	—	—	—	0.85	0.65
Total special items	$3.89	3.06	$1.53	1.52	$6.73	2.55
Adjusted income from operations		$29.84		$27.33		$25.09
(1) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Financial highlights by segment
	For the Years Ended December 31,			Change	Change
(Dollars in millions, except per share amounts)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues
Adjusted revenues by segment
Evernorth Health Services	$234,953	$202,155	$153,499	16%	32%
Cigna Healthcare	47,163	52,914	51,205	(11)	3
Other Operations	674	828	596	(19)	39
Corporate, net of eliminations	(8,139)	(8,798)	(9,978)	(7)	(12)
Adjusted revenues	274,651	247,099	195,322	11	27
Net investment results from certain equity method investments	249	204	(57)	22	N/M
Special item related to impairment of dividend receivable	—	(182)	—	N/M	N/M
Total revenues	$274,900	$247,121	$195,265	11%	27%
Shareholders' net income	$5,957	$3,434	$5,164	73%	(34)%
Adjusted income from operations	$8,014	$7,741	$7,448	4%	4%
Earnings per share (diluted)
Shareholders' net income	$22.18	$12.12	$17.39	83%	(30)%
Adjusted income from operations	$29.84	$27.33	$25.09	9%	9%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$7,221	$7,001	$6,442	3%	9%
Cigna Healthcare	4,153	4,229	4,478	(2)	(6)
Other Operations	89	(9)	96	N/M	N/M
Corporate, net of eliminations	(1,593)	(1,688)	(1,698)	(6)	(1)
Consolidated pre-tax adjusted income from operations	9,870	9,533	9,318	4	2
Income attributable to noncontrolling interests	475	405	146	17	177
Net investment gains (losses) (1)	225	(2,533)	(135)	N/M	N/M
Amortization of acquired intangible assets	(1,743)	(1,703)	(1,819)	2	(6)
Special items	(1,046)	(433)	(1,997)	142	(78)
Income before income taxes	$7,781	$5,269	$5,513	48%	(4)%
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Key Transactions and Business Developments

Divestiture of Medicare Advantage and Related Businesses
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies® businesses to Health Care Service Corporation ("HCSC," and such transaction, the "HCSC transaction"). The final purchase price and total cash proceeds collected in 2025 were $4.9 billion. See Note 5 to the Consolidated Financial Statements for further information.
Strategic Optimization Program
In the first quarter of 2025, the Company commenced an enterprise-wide initiative to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. In 2025, we reported total costs of $749 million, pre-tax ($565 million, after-tax) associated with this initiative. As we continue to evaluate additional opportunities to improve the overall efficiency and effectiveness of our operations, we anticipate future charges. See Note 16 to the Consolidated Financial Statements for further information.

We expect this initiative to generate annualized after-tax savings of at least $500 million, a portion of which was realized in 2025.

Commentary: 2025 versus 2024
The commentary presented below, and the segment commentaries that follow, compare results for the year ended December 31, 2025 with results for the year ended December 31, 2024. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income increased 73%, primarily reflecting the absence of the impairment of VillageMD equity securities that was recorded in 2024.
Adjusted income from operations. See discussion of segment results in the "Segment Reporting" section.
Medical customers decreased 5%, primarily reflecting the closing of the HCSC transaction.
Pharmacy revenues increased 17%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Premiums decreased 12%, primarily driven by the impact of the HCSC transaction (-18%), partially offset by higher premium rates within our ongoing U.S. Healthcare businesses (+4%).
Fees and other revenues increased 14%, primarily reflecting growth in affordability services (defined in the "Segment Reporting" section) within our Pharmacy Benefit Services operating segment.
Net investment income increased 8%, primarily due to an increase in partnership income (17%) as well as the absence of the impairment of the dividend receivable in 2024 related to VillageMD accrued dividends (19%). These impacts were offset by lower average assets (23%), due in part to the impact of the HCSC transaction.
Pharmacy and other service costs increased 18%, primarily reflecting higher utilization of prescription drugs from customer growth in Evernorth Health Services.
Medical costs and other benefit expenses decreased 11%, primarily driven by the impact of the HCSC transaction (-18%), partially offset by higher medical costs within our ongoing U.S. Healthcare businesses (+7%).
Selling, general and administrative ("SG&A") expenses decreased 2%, primarily impacted by the HCSC transaction (-10%), partially offset by supporting business growth (+5%) and the strategic optimization program (+3%). See Note 16 to the Consolidated Financial Statements for further discussion of the strategic optimization program.
Net gain (loss) on sale of businesses decreased in 2025. The gain recorded in 2025 primarily reflects the HCSC transaction. The net gain reported in 2024 reflects the sale of a portion of an equity method investment, partially offset by an estimated loss on sale (primarily goodwill impairments) related to the HCSC transaction. See the "Divestiture of Medicare Advantage and Related Businesses" section above and Note 5 to the Consolidated Financial Statements for further discussion of the HCSC transaction.

Investment results improved in 2025, primarily reflecting the absence of the impairment of VillageMD equity securities that was recorded in 2024.
The effective tax rate decreased, primarily driven by the absence of a valuation allowance related to the impairment of equity securities recorded in 2024 (-1100 bps) and benefits related to the HCSC transaction (-400 bps), partially offset by an increased valuation allowance against foreign tax attributes (+500 bps). See Note 21 to the Consolidated Financial Statements for further discussion of these matters.

SEGMENT REPORTING
Evernorth Health Services Segment
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
The Company has renewed or extended contracts with the business’s three largest clients through the end of the decade. Additionally, to further deliver value for the benefit of those we serve and to build a more sustainable model for health care, the Company will incur investment and transition costs to support its recently announced rebate-free model for pharmacy benefits, designed to lower medication costs, improve transparency and support local pharmacies. As a result, we expect these efforts to impact pre-tax adjusted income from operations for Evernorth Health Services over the short term.

Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations are claims utilization, claims composition and contract affordability services. Specialty and Care Services revenues are also impacted by customer and client growth. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements in this Form 10-K for additional information on revenue and cost recognition policies for this segment.

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
•Our client contract pricing is impacted by our ongoing ability to negotiate favorable contracts for pharmacy network, pharmaceutical and wholesaler purchasing, and manufacturer rebates (also referred to as affordability improvements or affordability services). Through these affordability improvements, we seek to improve the effectiveness of our combined and standalone solutions for our clients by continuously innovating, improving affordability and implementing drug purchasing contract initiatives. Our continued affordability improvements further reduce drug costs for our customers and clients, and we share in the value delivered, which generally results in a favorable impact on our income from operations.

Key factors that impact Specialty and Care Services:
•Customer and client growth, both organic and new business, and key relationships in our Specialty and Care Services business generally results in increased revenues and income from operations. This includes client movement in our specialty pharmacy, specialty distribution services, virtual care, benefits management and behavioral health services as we expand our businesses.

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024			2024 vs. 2023
Adjusted revenues (1)	$234,953	$202,155	$153,499	$32,798	16%		$48,656	32%
Pre-tax adjusted income from operations (1)	$7,221	$7,001	$6,442	$220	3%		$559	9%
Pre-tax margin (1)(2)	3.1%	3.5%	4.2%		(40)	bps		(70)	bps
SG&A expense ratio (3)	1.8%	1.9%	2.2%		(10)	bps		(30)	bps
(1)See Note 23 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 23 to the Consolidated Financial Statements for further details.

In this selected financial information, we present adjusted revenues and pre-tax income from operations by our two operating segments, Pharmacy Benefit Services and Specialty and Care Services.

Selected Financial Information
	For the Years Ended December 31,			Change	Change
(Dollars and adjusted scripts in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Total adjusted revenues
Pharmacy Benefit Services	$132,126	$111,822	$76,792	18%	46%
Specialty and Care Services	102,827	90,333	76,707	14	18
Total adjusted revenues	$234,953	$202,155	$153,499	16%	32%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$3,506	$3,577	$3,469	(2)%	3%
Specialty and Care Services	3,715	3,424	2,973	8	15
Total pre-tax adjusted income from operations	$7,221	$7,001	$6,442	3%	9%
Pharmacy claim volume (1)	2,222	2,120	1,585	5%	34%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

2025 versus 2024

Commentary in parentheses regarding percentage changes (or bps) represents the driver's impact on the overall category.

Adjusted revenues increased 16%, primarily reflecting higher utilization of prescription drugs from customer growth in Pharmacy Benefit Services (+6%) and Specialty and Care Services (+6%) and an increase due to claims composition in Pharmacy Benefit Services (+4%).

Pre-tax adjusted income from operations increased 3%, primarily reflecting specialty pharmacy growth in Specialty and Care Services (+6%), and contract affordability improvements and customer growth in Pharmacy Benefit Services (+1%), partially offset by strategic investments and initiatives to support business growth and improve the patient experience in Pharmacy Benefit Services (-3%) and Specialty and Care Services (-1%).

The SG&A expense ratio decreased 10 bps, primarily reflecting higher adjusted revenues as discussed above, offset by strategic investments and initiatives to support business growth.

Cigna Healthcare Segment
Cigna Healthcare includes our U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. As described in the introduction to Segment Reporting, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations.
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment. See "Key Transactions and Business Developments" for further discussion.
Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations include revenue growth, customer growth, medical cost trend, the medical care ratio ("MCR") and the SG&A expense ratio. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information on revenue and cost recognition policies for this segment.

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
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024			2024 vs. 2023
Adjusted revenues (1)	$47,163	$52,914	$51,205	$(5,751)	(11)%		$1,709	3%
Pre-tax adjusted income from operations (1)	$4,153	$4,229	$4,478	$(76)	(2)%		$(249)	(6)%
Pre-tax margin (1)(2)	8.8%	8.0%	8.7%		80	bps		(70)	bps
Medical care ratio	84.4%	83.2%	81.3%		120	bps		190	bps
SG&A expense ratio (3)	20.2%	20.4%	21.6%		(20)	bps		(120)	bps
(1)See Note 23 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 23 to the Consolidated Financial Statements for further details.
2025 versus 2024
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues decreased 11%, or $5,751 million, primarily due to the impact of the HCSC transaction (-$8,498 million), partially offset by higher premiums within employer insured (+$1,276 million) and stop loss (+$855 million), primarily reflecting premium rate increases.
Pre-tax adjusted income from operations decreased 2%, or $76 million, primarily due to lower contributions from the Individual and Family Plans business.
The medical care ratio increased 120 bps, primarily due to higher medical costs, driven by the Individual and Family Plans business.
The SG&A expense ratio decreased 20 bps, primarily due to revenue growth outpacing volume-related expenses within the ongoing businesses (-70 bps), partially offset by higher technology spend (+30 bps) and the impact of the HCSC transaction (+20 bps).

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

Cigna Healthcare Medical Customers
	As of December 31,			Change		Change
(In thousands)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
U.S. Healthcare	2,548	3,853	4,280	(1,305)	(34)%	(427)	(10)%
International Health (1)	1,260	1,211	1,184	49	4	27	2
Insured	3,808	5,064	5,464	(1,256)	(25)%	(400)	(7)%
U.S. Healthcare	13,875	13,649	13,890	226	2%	(241)	(2)%
International Health (1)	435	434	426	1	—	8	2
Administrative services only	14,310	14,083	14,316	227	2%	(233)	(2)%
Total	18,118	19,147	19,780	(1,029)	(5)%	(633)	(3)%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers decreased 5%, primarily due to the HCSC transaction.

Unpaid Claims and Claim Expenses

	As of December 31,			Change		Change
(In millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Unpaid claims and claim expenses	$4,241	$5,018	$5,092	$(777)	(15)%	$(74)	(1)%
Our unpaid claims and claim expenses liability decreased 15%, primarily due to the HCSC transaction.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the introduction of Segment Reporting, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	For the Years Ended December 31,			Change			Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024			2024 vs. 2023
Adjusted revenues	$674	$828	$596	$(154)	(19)%		$232	39%
Pre-tax adjusted income (loss) from operations	$89	$(9)	$96	$98	N/M	%	$(105)	N/M	%
Pre-tax margin	13.2%	(1.1)%	16.1%		1,430	bps		(1,720)	bps
2025 versus 2024
Adjusted revenues primarily reflect premiums and net investment income associated with COLI and our run-off operations, as well as revenues from other non-strategic businesses.
Pre-tax adjusted income (loss) from operations increased, primarily driven by the decision to discontinue certain small non-strategic businesses.
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

Financial Summary
	For the Years Ended December 31,			Change		Change
(In millions)	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
Pre-tax adjusted loss from operations	$(1,593)	$(1,688)	$(1,698)	$95	(6)%	$10	(1)%

2025 versus 2024
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Pre-tax adjusted loss from operations decreased, primarily due to lower interest expense (-3%) and lower operating costs (-2%).

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
The parent company normally meets its liquidity requirements by maintaining appropriate levels of cash and various types of marketable investments, collecting dividends from its subsidiaries, using proceeds from issuing debt and common stock, and borrowing from its subsidiaries, subject to applicable regulatory limits.
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

Cash flows for the years ended December 31 were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating activities	$9,601	$10,363	$11,813
Investing activities	$(4,407)	$(2,102)	$(5,174)
Financing activities	$(6,421)	$(7,647)	$(4,294)

The following discussion explains variances in the various categories of cash flows for the year ended December 31, 2025 compared with the same period in 2024.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums and medical costs, fees, investment income, taxes, and other expenses.
Operating cash flows decreased for the year ended December 31, 2025, primarily due to the unfavorable net impact related to clients that onboarded in 2024, as well as timing of settlements related to the accounts receivable factoring facility. These decreases are partially offset by the favorable impact of accrued liabilities and higher insurance liabilities.
Investing Activities. The increase in cash used in investing activities reflects higher investment purchases, partially offset by the net proceeds from the HCSC transaction.
Financing Activities. The decrease in net cash used in financing activities in 2025 is primarily driven by lower share repurchases, partially offset by higher debt repayments.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $0.9 billion for the year ended December 31, 2025 and $2.4 billion for the year ended December 31, 2024. Non-regulated subsidiaries also generate significant cash flows from operating activities, which are typically available immediately to the parent company for general corporate purposes.
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
Funds Available
Commercial Paper Program. There was no commercial paper outstanding balance as of December 31, 2025.
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
As of December 31, 2025, we had $6.5 billion of undrawn committed capacity under our revolving credit agreement (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $6.5 billion of remaining capacity under our commercial paper program, and $7.9 billion in cash and short-term investments, approximately $0.9 billion of which was held by the parent company or certain non-regulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 43.0% and 43.8% as of December 31, 2025 and 2024, respectively.
We actively monitor our debt obligations and engage in issuance and repayment activities as needed in accordance with our capital management strategy.
Debt Issuance and Term Loan. In September 2025, we issued $4.5 billion of new senior notes. The proceeds from this debt issuance were used to repay the $2.0 billion of loans outstanding under the Term Loan Facility, dated August 2025, the proceeds of which were used to partially fund an investment in Shields Health Solutions, a leading specialty pharmacy management company. We used the remainder for general corporate purposes, including investments and repayment of indebtedness. See Note 7 to the Consolidated Financial Statements for further information regarding our debt issuance and the Term Loan Facility.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.2 billion from its subsidiaries without further approvals as of December 31, 2025.
Use of Capital Resources
Short-Term and Long-Term Debt. See Note 7 to the Consolidated Financial Statements for further information regarding changes to our short-term and long-term debt. The Company may, from time to time, repay or repurchase debt in advance of maturities when it deems appropriate.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $1.2 billion in the year ended December 31, 2025 compared with $1.4 billion in the year ended December 31, 2024. We expect to deploy approximately $1.3 billion in capital expenditures in 2026, which will be funded primarily from operating cash flows.

Dividends. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by our Board of Directors and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. See Note 8 to the Consolidated Financial Statements for further information regarding dividend payments and declarations.
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
We repurchased 11.9 million shares for approximately $3.6 billion during the year ended December 31, 2025, compared with 20.9 million shares for approximately $7.0 billion during the year ended December 31, 2024.

Other Sources of Funds and Uses of Capital Resources

Divestiture. As discussed in the "Key Transactions and Business Developments" section above, the HCSC transaction was completed on March 19, 2025. We used the proceeds in alignment with our capital deployment priorities, with the majority allocated to share repurchases.

Risks to Liquidity and Capital Resources

Risks to our liquidity and capital resources outlook include cash projections that may not be realized, and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section in this Form 10-K.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 22 to the Consolidated Financial Statements for discussion of various guarantees.
On Balance Sheet:
Long-Term Debt. Total scheduled payments on long-term debt are $49.9 billion through January 2056 (of which $2.0 billion relate to the fiscal year ending December 31, 2026), which include scheduled interest payments and maturities of long-term debt. See Note 7 to the Consolidated Financial Statements for information regarding principal maturities of long-term debt.

Other Non-Current Liabilities. These include other long-term liabilities reflected in our Consolidated Balance Sheets as of December 31, 2025, including obligations associated with other postretirement and postemployment benefit obligations, reinsurance liabilities, supplemental and deferred compensation plans, and derivative financial instruments.

Uncertain Tax Positions. In the event we are unable to sustain all of our $1.5 billion of uncertain tax positions, it could result in future tax payments of approximately $1.2 billion. We are adequately reserved for such positions. As a result, there is minimal direct risk to earnings should we fail to sustain our positions. We cannot reasonably estimate the timing of such future payments. See Note 21 to the Consolidated Financial Statements for additional information on uncertain tax positions.

Off-Balance Sheet:
Purchase Obligations. These include agreements to purchase goods or services that are enforceable and legally binding. Purchase obligations exclude contracts that are cancellable without penalty and those that do not contractually require minimum levels of goods or services to be purchased. As of December 31, 2025, purchase obligations consisted of a total of $6.3 billion of estimated payments required under contractual arrangements (of which we expect $2.1 billion of purchase obligations to be paid within the next 12 months beginning January 1, 2026). This includes the following:

•$3.2 billion of investment commitments (of which we expect $1.0 billion of the committed amounts to be disbursed in 2026). See Note 11 of the Consolidated Financial Statements for additional information on investment commitments.
•$3.1 billion of future service commitments (of which we expect $1.1 billion of the committed amounts to be disbursed in 2026), primarily comprised of contracts for information technology maintenance and support and certain outsourced business processes.

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
Goodwill and Other intangible assets as of December 31, 2025 were $44,924 million and $28,560 million, respectively, and as of December 31, 2024, were $44,370 million and $29,417 million, respectively, excluding amounts classified as held for sale. See Note 19 to the Consolidated Financial Statements for additional discussion of our goodwill and other intangibles.
Effect if Different Assumptions Used. We completed our normal annual evaluations for impairment of goodwill and intangible assets during the third quarter of 2025. The evaluations support that as of December 31, 2025, the fair value estimates of our reporting units exceed their carrying values by substantial margins. Changes in assumptions concerning future financial results or other underlying assumptions, including macroeconomic factors, government legislation, changes in the competitive landscape or other market conditions (including business models), could impact our ability to achieve profitability projections. If we consistently do not achieve our earnings and cash flow projections or our cost of capital rises significantly, the assumptions and estimates underlying the goodwill and intangible asset impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results and financial position.
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
Balances that are included in the Consolidated Balance Sheets within Accrued expenses and other liabilities were $1,538 million and $1,477 million as of December 31, 2025 and 2024, respectively. See Note 21 to the Consolidated Financial Statements for additional discussion around uncertain tax positions and the Liquidity and Capital Resources section of this MD&A for a discussion of their potential impact on liquidity.
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
Valuation allowances that are included in the Consolidated Balance Sheets within Deferred tax liabilities, net were $2,374 million and $2,332 million as of December 31, 2025 and 2024, respectively. See Note 21 to the Consolidated Financial Statements for additional discussion around valuation allowances.
Effect if Different Assumptions Used. The factors that could impact our estimates of valuation allowances include changes in forecasted future earnings in foreign jurisdictions, potential international tax reform, and the Company's future ability to generate capital gains. Decreases in our valuation allowance would increase net income, while increases in our valuation allowance would decrease net income.
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
Unpaid claims and claim expenses for the Cigna Healthcare segment, both gross and net of reinsurance and other recoverables, as of December 31, 2025 were $4,241 million gross and $4,094 million net and as of December 31, 2024 were $5,018 million gross and $4,859 million net. See Note 9 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.
Effect if Different Assumptions Used. Based on studies of our claim experience, it is reasonably possible that a 100 basis point change in the medical cost trend and a 50 basis point change in completion factors could occur in the near term. A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $115 million, resulting in a decrease in net income of approximately $90 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $180 million, resulting in a decrease in net income of approximately $140 million after-tax.
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
Balances that are included in the Consolidated Balance Sheets within Investments and Long-term investments were $8,362 million and $9,423 million as of December 31, 2025 and 2024, respectively (inclusive of amounts held for sale as of December 31, 2024). See Notes 11A and 12 to the Consolidated Financial Statements for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates and our accounting policy regarding unrealized appreciation on debt securities.
Effect if Different Assumptions Used. If the derived market rates used to calculate fair value increased by 100 basis points, the fair value of the total debt security portfolio of $8.4 billion would decrease by approximately $0.4 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.3 billion as of December 31, 2025.

INVESTMENT ASSETS
Information regarding our investment assets is included in Notes 11, 12, 13 and 15 to the Consolidated Financial Statements.

Investment Outlook
Future realized and unrealized investment results will be driven largely by market conditions, and these future conditions are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics; therefore, we expect to hold a significant portion of these assets for the long term. Although future declines in investment fair values remain possible due to interest rate movements and credit deterioration due to both investment-specific uncertainties and global economic uncertainties as discussed below, we do not expect these losses to have a material unfavorable effect on our financial condition or liquidity. The below discussion addresses the strategies and risks associated with our various classes of investment assets. See Part I, Item 1A - "Risk Factors" of this Form 10-K for additional information regarding risks associated with our investment portfolio.

Debt Securities
The carrying value of our debt securities portfolio decreased from $9.4 billion as of December 31, 2024 to $8.4 billion as of December 31, 2025, primarily reflecting the HCSC transaction. See Note 5 to the Consolidated Financial Statements for further information. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of December 31, 2025, $7.3 billion, or 87%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.1 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment-grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
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

Commercial Mortgage Loans
As of December 31, 2025, our $1.2 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans, diversified by property type, location and borrower. These loans are carried in our Consolidated Balance Sheets at their unpaid principal balance, net of an allowance for expected credit losses. As a result of increasing market interest rates since the majority of these loans were made, the carrying value exceeds the market value of these loans as of December 31, 2025. Given the quality and diversity of the underlying real estate, positive debt service coverage, and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 11 to the Consolidated Financial Statements.
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

Other Long-Term Investments
Other long-term investments of $5.0 billion as of December 31, 2025 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region. No single partnership investment exceeded 3% of our securities and real estate limited partnership portfolio.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $18.2 billion as of December 31, 2025. These investments were comprised of approximately 70% debt securities, including government and corporate debt diversified by issuer, industry and geography; 20% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of December 31, 2025. See Note 14 to the Consolidated Financial Statements in this Form 10-K for additional information regarding unconsolidated subsidiaries.

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
(in billions)	December 31, 2025	December 31, 2024
100 basis point increase in interest rates (excluding the Company's long-term debt)	$0.5	$0.6

In the event of a hypothetical 100 basis point increase in interest rates, the fair value of the Company's long-term debt would decrease approximately $2.1 billion at December 31, 2025 and $1.8 billion at December 31, 2024. Changes in the fair value of our long-term debt do not impact our financial position or operating results since long-term debt is not required to be recorded at fair value. See Note 7 to the Consolidated Financial Statements for additional information about the Company's debt.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Cigna Group

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cigna Group and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing on page FS-1 of this Form 10-K (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of incurred but not reported (IBNR) liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment

As described in Note 9 to the consolidated financial statements, the total of incurred but not reported (IBNR) liabilities plus expected development on reported claims and reported claims in process for the Cigna Healthcare segment as of December 31, 2025 was $4.0 billion. Management estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. As disclosed by management, the unpaid claims liability is primarily impacted by assumptions related to completion factors and medical cost trend. Management develops completion factors by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing; 2) frequency and timeliness of provider claims submissions; 3) number of customers and 4) the mix of products. Management uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. Medical cost trend is primarily impacted by medical service utilization and unit costs.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 26, 2026

We have served as the Company's auditor since 1983.

The Cigna Group Consolidated Statements of Income
	For the Years Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Revenues
Pharmacy revenues	$216,672	$185,362	$137,243
Premiums	40,261	45,996	44,237
Fees and other revenues	16,921	14,790	12,619
Net investment income	1,046	973	1,166
TOTAL REVENUES	274,900	247,121	195,265
Benefits and expenses
Pharmacy and other service costs	214,991	182,509	133,801
Medical costs and other benefit expenses	34,349	38,648	36,287
Selling, general and administrative expenses	14,617	14,844	14,822
Amortization of acquired intangible assets	1,743	1,703	1,819
TOTAL BENEFITS AND EXPENSES	265,700	237,704	186,729
Income from operations	9,200	9,417	8,536
Interest expense and other	(1,408)	(1,435)	(1,446)
Net gain (loss) on sale of businesses	13	24	(1,499)
Net investment losses	(24)	(2,737)	(78)
Income before income taxes	7,781	5,269	5,513
TOTAL INCOME TAXES	1,493	1,491	141
Net income	6,288	3,778	5,372
Less: Net income attributable to noncontrolling interests	331	344	208
SHAREHOLDERS' NET INCOME	$5,957	$3,434	$5,164
Shareholders' net income per share
Basic	$22.33	$12.25	$17.57
Diluted	$22.18	$12.12	$17.39
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	For the Years Ended December 31,
(In millions)	2025	2024	2023
Net income	$6,288	$3,778	$5,372
Other comprehensive income (loss), net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(238)	661	503
Net long-duration insurance and contractholder liabilities measurement adjustments	(291)	(1,067)	(715)
Net translation gains (losses) on foreign currencies	71	(49)	5
Postretirement benefits liability adjustment	(7)	(22)	1
Other comprehensive loss, net of tax	(465)	(477)	(206)
Total comprehensive income	5,823	3,301	5,166

Comprehensive income attributable to noncontrolling interests
Net income attributable to redeemable noncontrolling interests	—	—	180
Net income attributable to other noncontrolling interests	331	344	28
Total comprehensive income attributable to noncontrolling interests	331	344	208
SHAREHOLDERS' COMPREHENSIVE INCOME	$5,492	$2,957	$4,958

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	As of December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$7,676	$7,550
Investments	1,056	665
Accounts receivable, net	28,768	24,227
Inventories	7,338	6,692
Other current assets	2,976	2,732
Assets of businesses held for sale	—	7,004
Total current assets	47,814	48,870
Long-term investments	18,471	15,128
Reinsurance recoverables	4,103	4,378
Property and equipment	3,651	3,654
Goodwill	44,924	44,370
Other intangible assets	28,560	29,417
Other assets	2,885	2,786
Separate account assets	7,511	7,278
TOTAL ASSETS	$157,919	$155,881
Liabilities
Current insurance and contractholder liabilities	$5,710	$5,388
Pharmacy and other service costs payable	30,333	28,465
Accounts payable	10,659	9,294
Accrued expenses and other liabilities	9,048	9,387
Short-term debt	592	3,035
Liabilities of businesses held for sale	—	2,410
Total current liabilities	56,342	57,979
Non-current insurance and contractholder liabilities	9,938	10,254
Deferred tax liabilities, net	7,145	6,975
Other non-current liabilities	4,238	3,215
Long-term debt	30,871	28,937
Separate account liabilities	7,511	7,278
TOTAL LIABILITIES	116,045	114,638
Contingencies — Note 22
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,790	31,288
Accumulated other comprehensive loss	(2,806)	(2,341)
Retained earnings	47,865	43,519
Less: Treasury stock, at cost	(35,140)	(31,437)
TOTAL SHAREHOLDERS' EQUITY	41,713	41,033
Noncontrolling interests	161	210
Total equity	41,874	41,243
Total liabilities and equity	$157,919	$155,881
(1)Par value per share, $0.01; shares issued, 405 million as of December 31, 2025 and 403 million as of December 31, 2024; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2022	$4	$30,233	$(1,658)	$37,940	$(21,844)	$44,675	$13	$44,688	$66
Effect of issuing stock for employee benefit plans		477			(112)	365		365
Other comprehensive loss			(206)			(206)		(206)	—
Net income				5,164		5,164	28	5,192	180
Common dividends declared (per share: $4.92)				(1,452)		(1,452)		(1,452)
Repurchase of common stock		—			(2,282)	(2,282)		(2,282)
Other transactions impacting noncontrolling interests		(41)				(41)	(20)	(61)	(139)
Balance at December 31, 2023	$4	$30,669	$(1,864)	$41,652	$(24,238)	$46,223	$21	$46,244	$107
Effect of issuing stock for employee benefit plans		619			(120)	499		499
Other comprehensive loss			(477)			(477)		(477)	—
Net income				3,434		3,434	344	3,778	—
Common dividends declared (per share: $5.60)				(1,567)		(1,567)		(1,567)
Repurchase of common stock		—			(7,079)	(7,079)		(7,079)
Other transactions impacting noncontrolling interests		—				—	(155)	(155)	(107)
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243	$—
Effect of issuing stock for employee benefit plans		502			(114)	388		388
Other comprehensive loss			(465)			(465)		(465)	—
Net income				5,957		5,957	331	6,288	—
Common dividends declared (per share: $6.04)				(1,611)		(1,611)		(1,611)
Repurchase of common stock		—			(3,589)	(3,589)		(3,589)
Other transactions impacting noncontrolling interests		—				—	(380)	(380)	—
Balance at December 31, 2025	$4	$31,790	$(2,806)	$47,865	$(35,140)	$41,713	$161	$41,874	$—
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$6,288	$3,778	$5,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,775	2,775	3,035
Investment losses, net	24	2,737	78
Deferred income tax expense (benefit)	326	(95)	(1,659)
Net (gain) loss on sale of businesses	(13)	(24)	1,499
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(4,630)	(7,369)	(1,663)
Inventories	(646)	(1,032)	(868)
Reinsurance recoverable and Other assets	(897)	(485)	(539)
Insurance liabilities	1,247	(591)	584
Pharmacy and other service costs payable	1,868	8,757	2,030
Accounts payable and Accrued expenses and other liabilities	2,797	1,138	3,481
Other, net	462	774	463
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,601	10,363	11,813
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	782	856	1,078
Investment maturities and repayments:
Debt securities and equity securities	986	839	972
Commercial mortgage loans	223	188	186
Other sales, maturities and repayments (primarily short-term and other long-term investments)	884	752	586
Investments purchased or originated:
Debt securities and equity securities	(5,788)	(1,386)	(4,334)
Commercial mortgage loans	(117)	(54)	(118)
Other (primarily short-term and other long-term investments)	(1,416)	(1,309)	(1,205)
Property and equipment purchases, net	(1,212)	(1,406)	(1,573)
Acquisitions, net of cash acquired	(597)	(131)	(447)
Divestitures, net of cash sold	2,984	521	13
Renewable energy tax credit equity investments	(1,102)	(1,030)	(313)
Other, net	(34)	58	(19)
NET CASH USED IN INVESTING ACTIVITIES	(4,407)	(2,102)	(5,174)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	152	166	167
Withdrawals and benefit payments from contractholder deposit funds	(253)	(228)	(223)
Net change in short-term debt, excluding term loan	(927)	(402)	1,198
Net proceeds on issuance of term loan	1,999	—	—
Repayment of term loan	(2,000)	—	—
Repayment of long-term debt	(4,197)	(3,000)	(2,967)
Net proceeds on issuance of long-term debt	4,458	4,462	1,491
Repurchase of common stock	(3,621)	(7,034)	(2,284)
Issuance of common stock	203	305	187
Common stock dividend paid	(1,611)	(1,567)	(1,450)
Other, net	(624)	(349)	(413)
NET CASH USED IN FINANCING ACTIVITIES	(6,421)	(7,647)	(4,294)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	32	(20)	16
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,195)	594	2,361
Cash, cash equivalents and restricted cash January 1, (1)	8,931	8,337	5,976
Cash, cash equivalents and restricted cash December 31, (1)	7,736	8,931	8,337
Cash and cash equivalents reclassified to assets of businesses held for sale	—	(1,339)	(467)
Cash, cash equivalents and restricted cash December 31, per Consolidated Balance Sheets (1)	$7,736	$7,592	$7,870
Supplemental Disclosure of Cash Information:
Interest paid	$1,350	$1,342	$1,330
(1)Restricted cash and cash equivalents were reported in other long-term investments and Other assets.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

THE CIGNA GROUP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business
The Cigna Group®, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. Powered by our dedicated people and valued brands, we advance our mission to improve the health and vitality of those we serve.

Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. The majority of these products and services are offered through employers and other entities, such as governmental and nongovernmental organizations, unions and associations. Certain subsidiaries also offer health and dental insurance products to individuals in the United States and select international markets. In addition to these operations, The Cigna Group also has certain run-off operations.

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

The Cigna Healthcare® reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured and self-insured clients as well as for individual and family plan customers. International Health provides health care solutions in our international markets, as well as health solutions for globally mobile individuals and employees of multinational organizations. U.S. Healthcare also included the Medicare Advantage and related businesses until the divestiture of such businesses to Health Care Services Corporation ("HCSC") on March 19, 2025 (see Note 5 to the Consolidated Financial Statements for further information).
Other Operations comprises the remainder of our business operations, which includes certain continuing business (corporate-owned life insurance ("COLI")), as well as run-off and other non-strategic businesses. Our run-off businesses include the (i) variable annuity reinsurance business that was effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013; (ii) settlement annuity business; and (iii) individual life insurance and annuity and retirement benefits businesses, which were sold through reinsurance agreements.
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

Recent Accounting Pronouncements

There were no new accounting standards adopted during the year ended December 31, 2025 that had a material impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted

Accounting Standards Update ("ASU") 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (Subtopic 350-40). Required to be adopted January 1, 2028, with early adoption permitted and requires the following:
•Seeks to improve the operability of the recognition guidance considering different methods of software development, mainly more iterative methods, by:
◦Aligning internal-use software capitalization requirements to probable completion and required funding and authorization.
◦Clarifying certain criteria for probable completion, including that the significant performance requirements of the software be identified and no longer subject to substantial revision.
•Transition options include prospective from the date of adoption as well as retrospective and modified retrospective adoption.
The Company is currently evaluating the impact of this guidance on our results of operations and financial position, as well as potential impacts to information systems and controls.

ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). Required to be adopted for the annual reporting period ending December 31, 2027 and for interim reporting periods beginning January 1, 2028 and requires:
•Additional expense detail in the footnotes disaggregating income statement captions including any of the following: inventory purchases; employee compensation; depreciation; and intangible asset amortization, as well as a qualitative description of remaining expenses to reconcile to the total expense within those income statement captions;
•Disclosure of the definition and total amount of selling expenses; and
•Transition options include prospective from the date of adoption as well as retrospective adoption.
The only financial statement impact resulting from adoption will be increased disclosure. The Company continues to evaluate the effects the adoption requirements on information systems and controls.
Significant Accounting Policies
The Company's accounting policies are described either in this Note or in the applicable Notes to the Consolidated Financial Statements as listed in the table of contents on page 60.
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
We may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid at the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. The liability for these financial and performance guarantees was $1.8 billion as of December 31, 2025 and $1.9 billion as of December 31, 2024.
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
The Patient Protection and Affordable Care Act ("ACA") established a risk adjustment program that transfers funds among insurers based on the relative risk of their covered populations of individuals who purchased insurance on a public exchange. We recognize receivables or payables from the Centers for Medicare and Medicaid Services ("CMS") for the Company's Individual and Family Plans as adjustments to premium revenue when amounts are reasonably estimable and collection is reasonably assured, using year-to-date experience and industry data. Final settlements are determined by the United States Department of Health and Human Services ("HHS") in the subsequent year.

Premium revenue may also include an adjustment to reflect the estimated effect of rebates due to customers under medical loss ratio provisions of the ACA. These rebate liabilities are settled in the subsequent year.
Liabilities related to experience-rated refunds, risk adjustment programs and the minimum medical loss ratio are included in Accrued expenses and other liabilities (current).
Premiums for supplemental health, accident and individual life insurance and annuity long-duration products are recognized as revenue when due. Cigna Healthcare long-duration premium revenues are associated with contracts that provide coverage greater than one year or are guaranteed to be renewed at the option of the policyholder beyond one year. Benefits and expenses are matched with premiums.
Revenue for universal life products is recognized as follows:
•Investment income on assets supporting universal life products is recognized in Net investment income/losses as earned.
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
The unrecognized portion of premiums received is recorded as unearned premiums included in Insurance and contractholder liabilities (current and non-current). See Note 9 to the Consolidated Financial Statements for further information.
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
•Other receivables - all other accounts receivable not included in the categories above.

The following amounts were included within Accounts receivable, net:

(In millions)	December 31, 2025	December 31, 2024
Noninsurance customer receivables	$14,707	$11,879
Pharmaceutical manufacturers receivables	12,437	10,914
Insurance customer receivables	1,385	3,199
Other receivables	239	162
Total		$26,154
Accounts receivable, net classified as assets of businesses held for sale		(1,927)
Total	$28,768	$24,227

These receivables are reported net of our allowances of $6.8 billion and $5.0 billion as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, these allowances were primarily comprised of $6.2 billion and $4.3 billion, respectively, associated with contractual allowances for certain pharmaceutical manufacturers rebate receivables; $270 million and $388 million, respectively, associated with contractual allowances for third-party payor noninsurance customer receivables; and $199 million and $84 million, respectively, associated with allowances for current expected credit losses. The remaining allowances include discounts and claims adjustments issued to customers in the form of client credits and other non-credit adjustments.
Accounts Receivable Factoring Facility
The Company maintains an uncommitted factoring facility (the "Facility") with a total capacity of $1.5 billion under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. The Facility automatically renewed in July 2025 and is subject to one-year renewal terms unless terminated by either party. The transactions under the Facility are accounted for as a sale and recorded as a reduction to accounts receivable in the Consolidated Balance Sheets because control of, and risk related to, the accounts receivable are transferred to the financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets. Amounts associated with this Facility are reflected within Net cash provided by operating activities in the Consolidated Statements of Cash Flows. Factoring fees paid under this Facility are reflected in Interest expense and other in the Consolidated Statements of Income.
We sold pharmaceutical manufacturers receivables under the Facility of $4.4 billion and $5.5 billion during the years ended December 31, 2025 and December 31, 2024, respectively. For the years ended December 31, 2025, 2024 and 2023, factoring fees paid were not material. As of December 31, 2025 and December 31, 2024, all sold accounts receivable had been collected from pharmaceutical manufacturers and had been removed from the Company's Consolidated Balance Sheets. As of December 31, 2025 and December 31, 2024, there were $0.4 billion and $1.0 billion, respectively, of collections from pharmaceutical manufacturers that had not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.
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

The obligations confirmed as valid within the Program by the financial institutions were as follows and are reflected in Accounts payable in the Consolidated Balance Sheets:

	For the Years Ended December 31,
(in millions)	2025	2024
Confirmed obligations outstanding at the beginning of the year	$1,637	$1,536
Invoices confirmed during the year	39,108	39,091
Less: confirmed invoices paid during the year	39,143	38,990
Confirmed obligations outstanding at the end of the year	$1,602	$1,637

The amounts confirmed as valid for both periods are predominately associated with one supplier.
Note 5 – Divestiture

Accounting Policy. The Company classifies assets and liabilities as held for sale ("disposal group") when management commits to a plan to sell the disposal group, the sale is probable within one year and the disposal group is available for immediate sale in its present condition. The Company considers various factors, particularly whether actions required to complete the plan indicate it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. Assets held for sale are measured at the lower of carrying value or fair value less costs to sell. Any loss resulting from the measurement is recognized in the period the held for sale criteria are met. Conversely, gains are not recognized until the date of the sale. When the disposal group is classified as held for sale, depreciation and amortization for most long-lived assets ceases, and the Company tests the assets for impairment. Deferred policy acquisition costs continue to be amortized.

The Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies® businesses (the "Disposal Group") on March 19, 2025 (the "HCSC transaction"). The final purchase price and total cash proceeds collected in 2025 were $4.9 billion, representing an increase from the initial $3.3 billion purchase price, driven by higher statutory surplus for the legal entities when conveyed to HCSC and post-closing contractual adjustments.
The Company recognized within Net gain (loss) on sale of businesses in the Consolidated Statements of Income a gain of $9 million pre-tax ($401 million after-tax) for the year ended December 31, 2025, a loss of $472 million ($363 million after-tax) for the year ended December 31, 2024, and a loss of $1.5 billion ($1.4 billion after-tax) for the year ended December 31, 2023. See Note 21 to the Consolidated Financial Statements for discussion of tax matters for the year ended December 31, 2025 resulting in an after-tax gain on sale of businesses. The estimated loss on sale for both the years ended December 31, 2024 and December 31, 2023 primarily represented goodwill impairments of $302 million pre-tax in 2024 and $1.2 billion pre-tax in 2023.
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
(1) Included Goodwill of $94 million.
Integration and Transaction-Related Costs
In 2025, 2024 and 2023, the Company incurred transaction-related costs associated with the HCSC transaction. These costs incurred consisted primarily of certain projects to separate the Company's systems, products and services; fees for legal, advisory and other professional services; and certain employment-related costs. These costs were $327 million pre-tax ($247 million after-tax) for the year ended December 31, 2025, compared with $275 million pre-tax ($211 million after-tax) for the year ended December 31, 2024, and $45 million pre-tax ($35 million after-tax) for the year ended December 31, 2023.
Note 6 – Earnings Per Share

Accounting Policy. The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	For the Years Ended December 31,
	2025			2024			2023
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$5,957		$5,957	$3,434		$3,434	$5,164		$5,164
Shares:
Weighted average	266,744		266,744	280,294		280,294	293,892		293,892
Common stock equivalents		1,819	1,819		2,924	2,924		2,990	2,990
Total shares	266,744	1,819	268,563	280,294	2,924	283,218	293,892	2,990	296,882
Earnings per share	$22.33	$(0.15)	$22.18	$12.25	$(0.13)	$12.12	$17.57	$(0.18)	$17.39

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Anti-dilutive options	2.0	1.1	0.9
Note 7 – Debt
The outstanding amounts of debt (net of issuance costs, discounts or premiums) and finance leases were as follows:

(In millions)	December 31, 2025	December 31, 2024
Short-term debt
Commercial paper	$—	$880
$900 million, 3.250% Notes due April 2025	—	897
$1,216 million, 4.125% Notes due November 2025	—	1,215
$550 million, 1.250% Notes due March 2026	549	—
Other, including finance leases	43	43
Total short-term debt	$592	$3,035
Long-term debt
$1,284 million, 4.500% Notes due February 2026	$—	$1,285
$700 million, 5.685% Notes due March 2026	—	699
$550 million, 1.250% Notes due March 2026	—	549
$1,500 million, 3.400% Notes due March 2027	1,481	1,466
$259 million, 7.875% Debentures due May 2027	260	259
$600 million, 3.050% Notes due October 2027	599	598
$3,800 million, 4.375% Notes due October 2028	3,792	3,790
$1,000 million, 5.000% Notes due May 2029	996	995
$1,400 million, 2.400% Notes due March 2030 (1)	1,406	1,386
$1,000 million, 4.500% Notes due September 2030	993	—
$1,500 million, 2.375% Notes due March 2031 (1)	1,420	1,384
$750 million, 5.125% Notes due May 2031 (1)	750	745
$1,250 million, 4.875% Notes due September 2032	1,243	—
$45 million, 8.080% Step Down Notes due January 2033	45	45
$800 million, 5.400% Notes due March 2033 (1)	796	795
$1,250 million, 5.250% Notes due February 2034 (1)	1,250	1,226
$1,500 million, 5.250% Notes due January 2036	1,488	—
$190 million, 6.150% Notes due November 2036	190	190
$2,200 million, 4.800% Notes due August 2038 (1)	2,194	2,193
$750 million, 3.200% Notes due March 2040	748	744
$121 million, 5.875% Notes due March 2041	119	119
$448 million, 6.125% Notes due November 2041	484	485
$317 million, 5.375% Notes due February 2042	315	315
$1,500 million, 4.800% Notes due July 2046	1,469	1,469
$1,000 million, 3.875% Notes due October 2047	990	990
$3,000 million, 4.900% Notes due December 2048	2,972	2,971
$1,184 million, 3.400% Notes due March 2050	1,172	1,237
$1,429 million, 3.400% Notes due March 2051	1,410	1,479
$1,500 million, 5.600% Notes due February 2054	1,486	1,482
$750 million, 6.000% Notes due January 2056	735	—
Other, including finance leases	68	41
Total long-term debt	$30,871	$28,937
(1)The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments as of December 31, 2025. See Note 11 to the Consolidated Financial Statements for further information about the Company's interest rate risk management and these derivative instruments.

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

Term Loan. In August 2025, the Company entered into a new 364-day term loan facility (the "Term Loan Facility") and borrowed $2.0 billion to partially fund an investment in Shields Health Solutions ("Shields"), a leading specialty pharmacy management company. The full outstanding balance was repaid and the Term Loan Facility was terminated in September 2025, using proceeds from the debt issuance described above.
Revolving Credit Agreement. Our Credit Agreement (defined below) provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2025, there was no outstanding balance under the Credit Agreement.

In April 2025, the Company replaced its previous revolving credit agreements and entered into a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030, with an option to extend the maturity date for an additional one-year period, subject to consent of the banks (the "Credit Agreement"). The Company can borrow up to $6.5 billion under the Credit Agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.

The Credit Agreement includes an option to increase commitments up to $1.5 billion for a maximum total commitment of $8.0 billion. The Credit Agreement allows for borrowings at either a base rate, term Secured Overnight Financing Rate ("SOFR") or daily simple SOFR, plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

The Credit Agreement also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreement, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper balance as of December 31, 2025.

Debt Maturities. Maturities of outstanding long-term debt as of December 31, 2025 are as follows:

(In millions)	Scheduled Maturities (1)
2026	$550
2027	$2,359
2028	$3,800
2029	$1,000
2030	$2,400
Maturities after 2030	$21,485
(1) Long-term debt maturity amounts include current maturities of long-term debt. Finance leases are excluded from this table.
Interest Expense. Interest expense on long-term and short-term debt was $1.4 billion in 2025, $1.5 billion in 2024 and $1.4 billion in 2023.
Debt Covenants. The Company was in compliance with its debt covenants as of December 31, 2025.

Note 8 – Common and Preferred Stock

The Cigna Group has a total of 25 million shares of $1 par value preferred stock authorized for issuance. No shares of preferred stock were outstanding at December 31, 2025, 2024 or 2023.
The following table presents the share activity of The Cigna Group:

	For the Years Ended December 31,
(Shares in thousands)	2025	2024	2023
Common: Par value $0.01; 600,000 shares authorized
Outstanding- January 1,	273,789	292,504	298,676
Net issued for stock option exercises and other benefit plans	1,569	2,198	1,619
Repurchased common stock	(11,894)	(20,913)	(7,791)
Outstanding- December 31,	263,464	273,789	292,504
Treasury stock	141,136	128,723	107,390
Issued- December 31,	404,600	402,512	399,894

Dividends

The following table provides details of the Company's dividend payments:

Record Date	Payment Date	Amount per Share	Total Amount Paid (in millions)
2025
March 5, 2025	March 20, 2025	$1.51	$412
June 3, 2025	June 18, 2025	$1.51	$401
September 4, 2025	September 18, 2025	$1.51	$402
December 4, 2025	December 18, 2025	$1.51	$396
2024
March 6, 2024	March 21, 2024	$1.40	$401
June 4, 2024	June 20, 2024	$1.40	$392
September 4, 2024	September 19, 2024	$1.40	$390
December 4, 2024	December 19, 2024	$1.40	$384
2023
March 8, 2023	March 23, 2023	$1.23	$368
June 7, 2023	June 22, 2023	$1.23	$362
September 6, 2023	September 21, 2023	$1.23	$362
December 6, 2023	December 21, 2023	$1.23	$358

On February 5, 2026, the Board of Directors of The Cigna Group (the "Board") declared the first quarter cash dividend of $1.56 per share of The Cigna Group common stock to be paid on March 19, 2026 to shareholders of record on March 5, 2026. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by the Board and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.

Note 9 – Insurance and Contractholder Liabilities

A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	December 31, 2025			December 31, 2024
(In millions)	Current	Non-current	Total	Current	Non-current	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,180	$61	$4,241	$4,932	$86	$5,018
Other	167	176	343	147	144	291
Future policy benefits
Cigna Healthcare	38	153	191	91	507	598
Other Operations	142	3,081	3,223	157	3,140	3,297
Contractholder deposit funds
Cigna Healthcare	—	—	—	9	115	124
Other Operations	336	5,778	6,114	366	5,958	6,324
Market risk benefits	25	649	674	25	760	785
Unearned premiums	822	40	862	753	31	784
Total				6,480	10,741	17,221
Insurance and contractholder liabilities classified as liabilities of businesses held for sale (1)				(1,092)	(487)	(1,579)
Total insurance and contractholder liabilities	$5,710	$9,938	$15,648	$5,388	$10,254	$15,642
(1) Amounts classified as liabilities of businesses held for sale include $983 million of Unpaid claims, $408 million of Future policy benefits, $85 million of Unearned premiums and $103 million of Contractholder deposit funds as of December 31, 2024.

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
The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: (i) electronic (auto-adjudication) versus manual claim processing; (ii) frequency and timeliness of provider claims submissions; (iii) number of customers; and (iv) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.
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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.0 billion as of December 31, 2025 and $4.6 billion as of December 31, 2024. The decrease was driven by the HCSC transaction.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	For the Years Ended December 31,
(In millions)	2025 (1)	2024 (1)	2023 (1)
Beginning balance	$5,018	$5,092	$4,176
Less: Reinsurance and other amounts recoverable	159	236	221
Beginning balance, net	4,859	4,856	3,955
Incurred costs related to:
Current year	33,816	38,347	35,953
Prior years	(342)	(456)	(279)
Total incurred	33,474	37,891	35,674
Paid costs related to:
Current year	28,769	33,718	31,322
Prior years	4,147	4,170	3,451
Total paid	32,916	37,888	34,773
Less: Divestiture and other	1,323	—	—
Ending balance, net	4,094	4,859	4,856
Add: Reinsurance and other amounts recoverable	147	159	236
Ending balance	$4,241	$5,018	$5,092
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale prior to the completion of the HCSC transaction. As of December 31, 2024 and December 31, 2023, includes $983 million and $823 million, respectively, classified as liabilities of businesses held for sale.
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	For the Years Ended December 31,
	2025		2024
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$200	0.5%	$223	0.6%
Medical cost trend	142	0.4	233	0.7
Total favorable variance	$342	0.9%	$456	1.3%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2024.
(2)Percentage of current year incurred costs as reported for the year ended December 31, 2023.

Favorable prior year development in both years primarily reflects lower than expected utilization of medical services as compared to our assumptions.

The following table depicts the incurred and paid claims development and unpaid claims liability as of December 31, 2025 (net of reinsurance) reported in the Cigna Healthcare segment. The information about incurred and paid claims development for the year ended December 31, 2024 is presented as supplementary information and is unaudited.

	Incurred Costs
Incurral Year	2024 (Unaudited)	2025	Unpaid Claims and Claim Expenses
(In millions)
2024	$37,179	$36,853	88
2025		33,530	4,006
Cumulative incurred costs for the periods presented		$70,383

	Cumulative Costs Paid
Incurral Year	2024 (Unaudited)	2025
(In millions)
2024	$32,719	$36,544
2025		28,635
Cumulative paid costs for the periods presented		$65,179

Outstanding liabilities for the periods presented, net of reinsurance		$5,204
Divestiture and other		(1,110)
Net unpaid claims and claims expenses - Cigna Healthcare		4,094
Reinsurance and other amounts recoverable		147
Unpaid claims and claim expenses - Cigna Healthcare		$4,241
Incurred claims do not typically remain outstanding for multiple years; more than 95% of health claims incurred in a year are paid by the end of the following year.
There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for its health insurance business is the number of customers for whom an insured medical claim was paid. Customers for whom no insured medical claim was paid are excluded from the calculation. Claims that did not result in a liability are not included in the frequency metric. The claim frequency for 2025 and 2024 was approximately 4.9 million and 5.3 million, respectively.

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
Contracts are grouped at a level no higher than issue year, based on the original contract issue date, and at lower levels of disaggregation within each issue year for certain businesses to reflect factors including product type, plan type and currency. Management estimates these obligations based on assumptions for premiums, interest rates, mortality or morbidity, future claim adjudication expenses, and surrenders. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables and are updated at least annually, to the extent changes in circumstances require. Interest rate assumptions are based on market-level yields for low credit risk fixed income instruments ("upper-medium grade fixed income instruments"). For interest accretion purposes, interest rates are fixed at the year of the cohort's inception; however, for purposes of liability measurement, they are updated to the current rate quarterly, with all changes in the interest rate from inception to current period reported through Accumulated other comprehensive loss. For contracts issued domestically, we use observable inputs from a published spot rate curve for terms up to 30 years and extrapolate for longer terms using a constant forward rate approach. For contracts issued by foreign operating entities with functional currencies other than the U.S. dollar, we use observable inputs to approximate a risk-free rate and add a credit spread adjustment to align with a low credit risk fixed income instrument. For terms beyond the last observable risk-free rates, which vary by international market, we extrapolate to the ultimate forward rate assuming a constant credit spread.
For the annuity business, the premium paying period is shorter than the benefit coverage period, and a deferred profit liability is reported in future policy benefits representing gross premium received in excess of net premiums. Deferred profit liability is amortized based on expected future benefit payments.

As of December 31, 2025, approximately 36% of the liability for future policy benefits was supported by assets in trust for the benefit of the ceding company under reinsurance agreements.

Cigna Healthcare

Future policy benefits for the Cigna Healthcare segment were primarily related to the businesses divested to HCSC on March 19, 2025. Excluding the divestiture, changes in the future policy benefits for the years ended December 31, 2025 and December 31, 2024 were not material.

Other Operations
The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	December 31, 2025	December 31, 2024
Interest accretion rate	5.64%	5.64%
Current discount rate	5.18%	5.42%
Weighted average duration	10.6 years	10.8 years

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

Future policy benefits for Other Operations include deferred profit liability of $347 million and $366 million as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, December 31, 2024 and December 31, 2023, future policy benefits excluding deferred profit liability were $2.9 billion, $2.9 billion and $3.2 billion, respectively. Undiscounted expected future policy benefits were $4.2 billion and $4.3 billion as of December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025 and December 31, 2024, $0.8 billion and $0.9 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
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

Contractholder deposit fund liabilities within Other Operations were $6.1 billion, $6.3 billion and $6.5 billion as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Approximately 37% and 38% of the balance is reinsured externally as of December 31, 2025 and December 31, 2024, respectively. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows. The net year-to-date decrease in contractholder deposit fund liabilities generally relates to withdrawals and benefit payments from contractholder deposit funds, partially offset by deposits and interest credited to contractholder deposit funds.

As of December 31, 2025, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.29%, $2.5 billion and $2.8 billion, respectively. The comparative amounts as of December 31, 2024 were 3.33%, $2.8 billion and $2.8 billion, respectively. More than 99% of the $3.9 billion liability as of December 31, 2025 and the $4.0 billion liability as of December 31, 2024 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion represented contracts with policies at the guarantee for both period ends. At these same period ends, $1.1 billion and $1.2 billion was 50 - 150 basis points ("bps") above the guarantee, and the remaining $1.6 billion as of both December 31, 2025 and December 31, 2024 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both December 31, 2025 and December 31, 2024, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.

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

Market risk benefits activity was as follows:

	For the Years Ended December 31,
(In millions)	2025	2024
Balance, beginning of year	$785	$1,003
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	838	1,085
Changes due to expected run-off	(20)	(12)
Changes due to capital markets versus expected	(63)	(233)
Changes due to policyholder behavior versus expected	(24)	(39)
Assumption changes	(17)	37
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	714	838
Nonperformance risk (own credit risk), end of period	(40)	(53)
Balance, end of period	$674	$785
Reinsured market risk benefit, end of period	$712	$836

The following table presents the account value, net amount at risk, average attained age of contractholders (weighted by exposure) and the number of contractholders for guarantees assumed by the Company. The net amount at risk is the amount that the Company would have to pay to contractholders if all deaths or annuitizations occurred as of the earliest possible date in accordance with the insurance contract. As of December 31, 2025, the account value and net amount at risk decreased, reflecting a reduction in contractholders and favorable equity market performance. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

(Dollars in millions, excludes impact of reinsurance ceded)	December 31, 2025	December 31, 2024
Account value	$7,281	$7,777
Net amount at risk	$1,115	$1,283
Average attained age of contractholders (weighted by exposure)	78.3 years	77.7 years
Number of contractholders (estimated)	110,000	130,000

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
The Company's reinsurance recoverables as of December 31, 2025 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$5	$211	$216
BBB- to BBB+ equivalent current credit ratings (2)	—	—	64	64
Not rated	85	1	4	90
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	288	2,838	32	3,158
Not rated	—	5	1	6
Total reinsurance recoverables before market risk benefits	$373	$2,849	$312	$3,534
Allowance for uncollectible reinsurance				(23)
Market risk benefits				712
Total reinsurance recoverables (4)				$4,223
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by a nationally recognized statistical ratings organization ("NRSRO").
(3)Comprised of six reinsurers, of which 76% is held by two reinsurers, Lincoln National Life Insurance Company and Lincoln Life and Annuity Company of New York.
(4)Includes $120 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 9 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining as of December 31, 2025. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both December 31, 2025 and 2024, market risk benefits (shown in the table net of nonperformance risk as of December 31, 2025) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of December 31, 2025, approximately 100% of the Berkshire recoverable is secured by assets in a trust.

Effects of Reinsurance
Net short-duration contract premiums (direct, assumed and ceded) were $39.3 billion, $43.9 billion and $42.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Net long-duration contract premiums (direct, assumed and ceded) were $1.0 billion, $2.0 billion and $1.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Reinsurance recoveries of $671 million, $573 million and $456 million as of December 31, 2025, 2024 and 2023, respectively, have been netted against Medical costs and other benefit expenses in the Company’s Consolidated Statements of Income.

Both short- and long-duration premiums are primarily direct premiums; the amounts assumed and ceded were not material. Written premiums for short-duration contracts were not materially different from the recognized premium amounts.

Note 11 – Investments
The following table summarizes the Company's investments by category and current or long-term classification:

	December 31, 2025			December 31, 2024
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$691	$7,671	$8,362	$463	$8,960	$9,423
Equity securities	22	3,534	3,556	7	554	561
Commercial mortgage loans	86	1,147	1,233	108	1,243	1,351
Policy loans	—	1,082	1,082	—	1,156	1,156
Other long-term investments	—	5,037	5,037	—	4,576	4,576
Short-term investments	257	—	257	170	—	170
Total				$748	$16,489	$17,237
Investments classified as assets of businesses held for sale (1)				(83)	(1,361)	(1,444)
Investments per Consolidated Balance Sheets	$1,056	$18,471	$19,527	$665	$15,128	$15,793
(1) Investments related to the HCSC transaction that were held for sale as of December 31, 2024. These investments were primarily comprised of debt securities.

Accounting Policy. Debt securities, commercial mortgage loans, derivative financial instruments and short-term investments with contractual maturities during the next 12 months are classified on the balance sheet as current investments unless they are held as statutory deposits or restricted for other purposes, in which case they are classified as Long-term investments. All other investments are classified as Long-term investments, with the exception of equity security funds that are used in our cash management strategy and are classified as current investments. See Note 12 to the Consolidated Financial Statements for information about the valuation of the Company's investment portfolio.

A.Investment Portfolio

Debt Securities

Accounting Policy. Debt securities (including bonds, mortgage and other asset-backed securities, and preferred stocks redeemable by the investor) are classified as available for sale and are carried at fair value with changes in fair value recorded either in Accumulated other comprehensive loss within Shareholders' equity or in credit loss expense based on fluctuations in the allowance for credit losses, as further discussed below. When the Company intends to sell or determines that it is more likely than not to be required to sell an impaired debt security, the excess of amortized cost over fair value is directly written down with a charge to Net investment gains/losses. Certain asset-backed securities are considered variable interest entities. See Note 13 to the Consolidated Financial Statements for additional information.
The Company reviews declines in fair value from a debt security's amortized cost basis to determine whether a credit loss exists and, when appropriate, recognizes a credit loss allowance with a corresponding charge to credit loss expense, presented in Net investment gains/losses in the Company's Consolidated Statements of Income. The allowance for credit loss represents the excess of amortized cost over the greater of its fair value or the net present value of the debt security's projected future cash flows (based on qualitative and quantitative factors, including the probability of default and the estimated timing and amount of recovery). Each period, the allowance for credit loss is adjusted as needed through credit loss expense.
The Company does not measure an allowance for credit losses for accrued interest receivables. When interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured, accrued interest, reported in Other current assets, is written off through a charge to Net investment income/losses and interest income is recognized on a cash basis.

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of December 31, 2025:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$695	$598
Due after one year through five years	3,700	3,703
Due after five years through ten years	2,030	1,995
Due after ten years	1,968	1,822
Mortgage and other asset-backed securities	267	244
Total	$8,660	$8,362

Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
December 31, 2025
Federal government and agency	$215	$—	$15	$(3)	$227
State and local government	24	—	1	—	25
Foreign government	450	—	12	(6)	456
Corporate	7,704	(137)	175	(332)	7,410
Mortgage and other asset-backed	267	—	3	(26)	244
Total	$8,660	$(137)	$206	$(367)	$8,362

December 31, 2024
Federal government and agency	$276	$—	$14	$(9)	$281
State and local government	37	—	1	(1)	37
Foreign government	350	—	5	(11)	344
Corporate	9,091	(111)	102	(659)	8,423
Mortgage and other asset-backed	371	—	1	(34)	338
Total	$10,125	$(111)	$123	$(714)	$9,423
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

	December 31, 2025				December 31, 2024
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$384	$386	$(2)	149	$1,203	$1,227	$(24)	545
Below investment grade	120	125	(5)	239	245	250	(5)	739
More than one year
Investment grade	3,044	3,382	(338)	799	4,687	5,319	(632)	1,297
Below investment grade	185	207	(22)	86	416	469	(53)	123
Total	$3,733	$4,100	$(367)	1,273	$6,551	$7,265	$(714)	2,704

Equity Securities
Accounting Policy. Equity securities with a readily determinable fair value consist primarily of public equity investments in the health care sector and mutual funds that invest in fixed income debt securities while those without a readily determinable fair value consist of private equity investments. Changes in the fair values of equity securities that have a readily determinable fair value are reported in Net investment gains/losses. Equity securities without a readily determinable fair value are carried at cost minus impairment plus or minus changes resulting from observable price changes.
The following table provides the values of the Company's equity security investments:

	December 31, 2025		December 31, 2024
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$78	$92	$635	$37
Equity securities with no readily determinable fair value	6,792	3,464	3,215	524
Total	$6,870	$3,556	$3,850	$561

In the third quarter of 2025, the Company invested $3.5 billion in preferred stock of Shields, and a compounding dividend is recorded in Fees and other revenues within the Consolidated Statements of Income. The investment is included in equity securities with no readily determinable fair value in the table above.

Commercial Mortgage Loans
Accounting Policy. Commercial mortgage loans are carried at unpaid principal balances, net of an allowance for expected credit losses, and classified as either current or long-term investments based on their contractual maturities. Changes in the allowance for expected credit losses are recognized as credit loss expense and presented in Net investment gains/losses in the Company's Consolidated Statements of Income.
Each period, the Company establishes (or adjusts) its allowance for expected credit losses for commercial mortgage loans. The allowance for expected credit losses is based on a credit risk category that is assigned to each loan at origination using key credit quality indicators, including debt service coverage and loan-to-value ratios. Credit risk categories are updated as key credit quality indicators change. An expected loss rate, assigned based on the credit risk category, is applied to each loan's unpaid principal balance to develop the aggregate allowance for expected credit losses. Commercial mortgage loans are considered impaired and written off against the allowance when it is probable that the Company will not collect all amounts due per the terms of the promissory note. In situations involving foreclosure or the use of real estate operations to recover value, the allowance for credit losses is determined by the extent to which the mortgage loan’s carrying value exceeds the fair value of its underlying collateral.

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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	December 31, 2025			December 31, 2024
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$355	2.13		$547	2.07
60% to 79%	694	1.81		595	1.83
80% to 100%	184	0.79		209	0.51
Total	$1,233	1.72	71%	$1,351	1.70	69%

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
Other long-term investments also include investment real estate carried at depreciated cost less any impairment write-downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2025 and 2024 is expected to be held longer than one year and may include real estate acquired through the foreclosure of commercial mortgage loans.
Additionally, foreign currency swaps carried at fair value and certain restricted deposits are reported in the table below as "Other." See discussion below for information on the Company's accounting policies for derivative financial instruments.
Other long-term investments and related commitments are diversified by issuer, property type and geographic region. These investments are primarily unconsolidated variable interest entities (see Note 13 to the Consolidated Financial Statements for additional information). The following table provides unfunded commitment and carrying value information for these investments. The Company expects to disburse approximately 30% of the committed amounts in 2026.

Our limited partnership investments are reduced as the Company receives cash distributions for returns on its investment that were previously recognized in Net investment income/losses. The amount of these cash distributions was $314 million in 2025, $344 million in 2024 and $253 million in 2023.

			Unfunded Commitments as of
	Carrying Value as of December 31,
(In millions)	2025	2024	December 31, 2025
Real estate investments	$1,895	$1,763	$1,106
Securities partnerships	2,948	2,587	2,058
Other	194	226	—
Total	$5,037	$4,576	$3,164

Short-Term Investments
Accounting Policy. Security investments with maturities of greater than three months to one year from time of purchase are classified as short-term, available for sale and carried at fair value that approximates cost.

Concentration of Risk
The Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity as of December 31, 2025 or 2024.

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

Fair Value Hedges of the Foreign Exchange-Related Changes in Fair Values of Certain Foreign-Denominated Bonds:
This program hedges the foreign exchange-related changes in fair values of certain foreign-denominated bonds. The notional value of these derivatives matches the amortized cost of the hedged bonds. A majority of these instruments are denominated in Euros, with the remaining instruments denominated in British Pounds Sterling and Australian Dollars. Swap fair values are reported in Long-term investments or Other non-current liabilities. Offsetting changes in fair values attributable to the foreign exchange risk of the swap contracts and the hedged bonds are reported in Net investment gains/losses. The portion of the swap contracts' changes in fair value excluded from the assessment of hedge effectiveness is recorded in Other comprehensive loss and recognized in Net investment income/losses as swap coupon payments are accrued, offsetting the foreign-denominated coupons received on the designated bonds. Net cash flows are reported in Operating activities, while exchanges of notional principal amounts are reported in Investing activities.

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

The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of December 31, 2025 and December 31, 2024. The gross fair values of our derivative financial instruments are presented in Note 12 to the Consolidated Financial Statements. The following table summarizes the types and notional quantity of derivative instruments held by the Company:

	Notional Value as of
(In millions)	December 31, 2025	December 31, 2024
Type of Instrument
Fair value hedge - Foreign currency swap contracts	$908	$975
Fair value hedge - Interest rate swap contracts	$3,150	$2,700
Net investment hedge - Foreign currency swap contracts	$415	$415

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
The components of Net investment income were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Debt securities	$454	$492	$500
Equity securities (1)	6	(114)	123
Commercial mortgage loans	52	61	65
Policy loans	51	56	60
Other long-term investments	232	75	123
Short-term investments and cash	294	447	339
Total investment income	1,089	1,017	1,210
Less investment expenses	43	44	44
Net investment income	$1,046	$973	$1,166
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
Net investment losses before income taxes were $24 million, $2,737 million and $78 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net investment losses in 2024 were primarily driven by the impairment of equity securities in 2024. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Financial assets at fair value
Debt securities
Federal government and agency	$105	$165	$122	$116	$—	$—	$227	$281
State and local government	—	—	25	37	—	—	25	37
Foreign government	—	—	446	344	10	—	456	344
Corporate	—	—	7,133	8,049	277	374	7,410	8,423
Mortgage and other asset-backed	—	—	206	295	38	43	244	338
Total debt securities	105	165	7,932	8,841	325	417	8,362	9,423
Equity securities (1)	54	1	36	36	2	—	92	37
Short-term investments	—	—	257	170	—	—	257	170
Derivative assets	—	—	68	168	923	—	991	168
Financial liabilities at fair value
Derivative liabilities	$—	$—	$22	$1	$354	$—	$376	$1
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

Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Additionally, as discussed in Note 9E, the Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy.

The Company classifies certain newly issued, privately placed, complex or illiquid securities in Level 3. Approximately 4% of debt securities are priced using significant unobservable inputs and classified in this category.
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

Information about Debt Securities. The significant unobservable input used to value our corporate and government debt securities, and mortgage and other asset-backed securities, is an adjustment for liquidity. This adjustment is needed to reflect current market conditions and issuer circumstances when there is limited trading activity for the security.
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	December 31, 2025	December 31, 2024	Unobservable Input December 31, 2025	December 31, 2025		December 31, 2024
Debt securities
Corporate	$286	$373	Liquidity	60 - 920 (175)	bps	60 - 1520 (370)	bps
Mortgage and other asset-backed securities	38	43	Liquidity	105 - 350 (160)	bps	100 - 550 (280)	bps
Other debt securities	1	1
Total Level 3 debt securities	$325	$417

Information about Derivative Instruments. Derivative instruments associated with certain equity securities are valued each reporting period using a Monte Carlo simulation of enterprise value and are recorded in Other assets and Other non-current liabilities in the Consolidated Balance Sheets. The estimation of enterprise value is derived from a discounted cash flow model utilizing management's forecasts and industry benchmarks. The significant unobservable Level 3 measurement inputs used as of December 31, 2025 are: volatility of adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") (55%), volatility of equity (85%), correlation (35%), purchaser credit spread (0.7%) and weighted average cost of capital (13.5%). Changes in these assumptions could increase or decrease the fair value measurements. See Note 11A to the Consolidated Financial Statements for further information.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Years Ended December 31,
(In millions)	2025	2024
Beginning balance	$417	$447
Losses included in Shareholders' net income	(90)	(69)
Gains (losses) included in Other comprehensive loss	33	(9)
Purchases, sales and settlements
Purchases	655	17
Sales	(8)	(2)
Settlements	(105)	(21)
Total purchases, sales and settlements	542	(6)
Transfers into / (out of) Level 3
Transfers into Level 3	59	72
Transfers out of Level 3	(65)	(18)
Total transfers into / (out of) Level 3	(6)	54
Ending balance	$896	$417
Total losses included in Shareholders' net income attributable to instruments held at the reporting date	$(94)	$(69)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$19	$(9)

Total gains and losses included in Shareholders' net income in the table above are reflected in the Consolidated Statements of Income as Net investment gains/losses and as Net investment income/losses. Gains and losses included in Other comprehensive loss, net of tax, in the table above are reflected in Net unrealized (depreciation) appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
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
Separate Accounts
Accounting Policy. Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. Our subsidiaries or external advisors manage invested assets of separate accounts on behalf of contractholders, including The Cigna Group Pension Plan, variable universal life products sold through our corporate-owned life insurance products and the run-off businesses. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either Premiums or Fees and other revenues. Investments that are measured using the practical expedient of net asset value are excluded from the fair value hierarchy. The separate account activity for the years ended December 31, 2025 and 2024 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Guaranteed separate accounts (see Note 22)	$247	$231	$330	$345	$—	$—	$577	$576
Non-guaranteed separate accounts (1)	271	267	5,769	5,575	209	228	6,249	6,070
Subtotal	$518	$498	$6,099	$5,920	$209	$228	6,826	6,646
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							661	632
Total							$7,487	$7,278
(1)Non-guaranteed separate accounts include $3.8 billion as of both December 31, 2025 and December 31, 2024 in assets supporting the Company's pension plans, including $0.2 billion classified in Level 3 as of both December 31, 2025 and December 31, 2024. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates, as described above, and actively traded institutional and retail mutual fund investments.
Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the years ended December 31, 2025 or 2024.

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

For the year ended December 31, 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. For the year ended December 31, 2024, we determined our investment in VillageMD was fully impaired and recorded a $2.7 billion loss in Net investment gains/losses in the Company's Consolidated Statements of Income. Observable price changes for equity securities with no readily determinable fair value were not material for the years ended December 31, 2025 or December 31, 2024.

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

	Classification in Fair Value Hierarchy	December 31, 2025		December 31, 2024
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,195	$1,233	$1,256	$1,351
Long-term debt, including current maturities, excluding finance leases	Level 2	$29,907	$31,352	$28,392	$31,008

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
The Company determined it was not a primary beneficiary in any material variable interest entity as of December 31, 2025 or 2024. The Company's involvement in variable interest entities for which it is not the primary beneficiary is described below.
Securities Limited Partnerships and Real Estate Limited Partnerships. The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as unconsolidated variable interest entities. These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations, and the limited partners do not have substantive kick-out or participating rights. The Company has invested in approximately 215 limited partnerships that have a carrying value of $3.7 billion as of December 31, 2025 reported in other long-term investments. As of December 31, 2025, we have commitments to contribute an additional $2.8 billion to these entities, and the Company's maximum exposure to loss from these investments is $6.5 billion, calculated as the sum of our carrying value and the additional funding commitments. Our noncontrolling interest in each of these limited partnerships is generally less than 9% of the partnership ownership interests. See Note 11 to the Consolidated Financial Statements for further information on the Company's accounting policy for other long-term investments.

The Company has guaranteed debt payments to mortgage lenders for certain real estate limited partnerships should potential environmental obligations arise. No liability has been incurred related to these guarantees, and the Company's maximum exposure to these guarantees was approximately $380 million as of December 31, 2025.

Other Variable Interest Entities. The Company is involved in other types of variable interest entities, including certain asset-backed and corporate securities, real estate joint ventures that develop properties for residential and commercial use, and international health care joint ventures. As of December 31, 2025, the Company's maximum exposure to loss is $0.4 billion from certain asset-backed and corporate securities and $1.0 billion from real estate joint ventures, which represents the sum of our carrying value and the additional funding commitments for these entities. The carrying values and maximum exposures for the remaining unconsolidated variable interest entities were not material as of December 31, 2025.
The Company has not provided, and does not intend to provide, financial support to any of the variable interest entities in excess of its maximum exposure. We perform ongoing qualitative analyses of our involvement with these variable interest entities to determine if consolidation is required.

Note 14 – Collectively Significant Operating Unconsolidated Subsidiaries
In addition to equity method investments in certain limited partnerships and limited liability companies holding real estate, securities or loans (as disclosed in Note 11), we maintain a portfolio of operating joint ventures accounted for as equity method investments. Operating joint ventures had a carrying value of $(211) million as of December 31, 2025 and $656 million as of December 31, 2024, of which $(296) million as of December 31, 2025 and $43 million as of December 31, 2024 related to our joint venture in China. The carrying value of our joint venture in China includes the Company's share of Accumulated Other Comprehensive Income (Loss) ("AOCI") losses of $1,672 million as of December 31, 2025 and $979 million as of December 31, 2024, primarily related to the requirement to update discount rate assumptions for certain long-duration liabilities as well as the impact of unrealized investment gains and losses.
For the years ended December 31, 2025, 2024 and 2023, none of our equity method investments were individually significant.
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

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Revenues	$7,747	$7,309	$5,962
Net income	$755	$607	$98

(In millions)	December 31, 2025	December 31, 2024
Total assets	$39,547	$34,395
Total liabilities	$40,009	$33,892

Note 15 – Accumulated Other Comprehensive Income (Loss)
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

Shareholders' other comprehensive loss, net of tax, for the years ended December 31, 2025, 2024 and 2023 is primarily attributable to the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	For The Years Ended December 31,
(In millions)	2025	2024	2023
Securities and derivatives
Beginning balance	$832	$171	$(332)
Unrealized (depreciation) appreciation on securities and derivatives, before reclassification, net of tax benefit (expense) of $118, $(207) and $(146), respectively	(309)	601	474
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(20), $(16) and $(8), respectively	71	60	29
Shareholders' other comprehensive (loss) income, net of tax	(238)	661	503
Ending balance	$594	$832	$171
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(2,038)	$(971)	$(256)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax benefit of $71, $357 and $222, respectively	(225)	(1,044)	(691)
Amounts reclassified to Shareholders' net income, net of tax expense of $16, $— and $— respectively	(56)	—	—
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit of $87, $357 and $222, respectively	(281)	(1,044)	(691)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit of $3, $6 and $5, respectively	(10)	(23)	(24)
Shareholders' other comprehensive (loss), net of tax	(291)	(1,067)	(715)
Ending balance	$(2,329)	$(2,038)	$(971)
Translation of foreign currencies
Beginning balance	$(198)	$(149)	$(154)
Net translation of foreign currencies, before reclassification, net of tax (expense) benefit of $(9), $2 and $5, respectively	71	(60)	5
Amounts reclassified to Shareholders' net income, net of tax expense of $—, $— and $—, respectively	—	11	—
Shareholders' other comprehensive income (loss), net of tax	71	(49)	5
Ending balance	$(127)	$(198)	$(149)
Postretirement benefits liability
Beginning balance	$(937)	$(915)	$(916)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(8), $(7) and $(11), respectively	25	22	35
Net change due to valuation update, before reclassification, net of tax benefit of $9, $14 and $12, respectively	(32)	(44)	(34)
Shareholders' other comprehensive (loss) income, net of tax	(7)	(22)	1
Ending balance	$(944)	$(937)	$(915)
Total Accumulated other comprehensive loss
Beginning balance	$(2,341)	$(1,864)	$(1,658)
Shareholders' other comprehensive (loss), net of tax benefit of $180, $149 and $79, respectively	(465)	(477)	(206)
Ending balance	$(2,806)	$(2,341)	$(1,864)

Note 16 – Strategic Optimization Program
In the first quarter of 2025, the Company commenced an enterprise-wide initiative to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. At commencement, this program was expected to continue through December 2026; however, the Company is continuing to evaluate additional opportunities and expects that the program will continue through 2028. The program includes severance and other employee costs, asset impairments and accelerated asset amortization, and the operating results of certain small non-strategic businesses that we plan to discontinue. As we continue to evaluate additional opportunities to improve the overall efficiency and effectiveness of our operations, we anticipate future charges.

During the year ended December 31, 2025, we reported total costs of $749 million pre-tax ($565 million after-tax) associated with this initiative. The total costs included $616 million, pre-tax in Selling, general and administrative expenses which were primarily associated with severance ($378 million) and asset impairments ($101 million). The remainder reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2026. See Note 23 to the Consolidated Financial Statements for further details of the strategic optimization program by segment.

The following table presents a roll forward of the accrued liability recorded in Accrued expenses and other liabilities during the year ended December 31, 2025:

(In millions)
Balance, December 31, 2024	$—
2025 charges	378
2025 payments	(238)
Balance, December 31, 2025	$140

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

	For the Years Ended December 31,
(In millions)	2025	2024
Change in benefit obligation
Benefit obligation, January 1	$3,643	$3,934
Service cost	—	1
Interest cost	196	194
Actuarial losses (gains), net (1)	109	(146)
Benefits paid from plan assets	(309)	(328)
Other	(9)	(12)
Benefit obligation, December 31	3,630	3,643
Change in plan assets
Fair value of plan assets, January 1	3,854	4,138
Actual return on plan assets	302	40
Benefits paid	(309)	(328)
Contributions	1	4
Fair value of plan assets, December 31	3,848	3,854
Funded status	$218	$211
Amounts presented in Consolidated Balance Sheets
Other assets	$218	$211
(1) 2025 losses reflect a decrease in the discount rate, while 2024 gains reflect an increase in the discount rate.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. Contributions made by the Company to the qualified pension plan in 2025 and anticipated contributions for 2026 are immaterial. Future years' contributions will ultimately be based on a wide range of factors, including but not limited to asset returns, discount rates and funding targets. Nonqualified pension plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.
Benefit Payments. The following benefit payments are expected to be paid in:

(In millions)
2026	$316
2027	$312
2028	$310
2029	$307
2030	$304
2031 - 2035	$1,409
Amounts reflected in the pension assets (liabilities) shown above that have not yet been reported in Net income and, therefore, have been included in Accumulated other comprehensive loss consisted of the following:

(In millions)	December 31, 2025	December 31, 2024
Unrecognized net losses	$(1,230)	$(1,228)
Unrecognized prior service cost	(4)	(4)
Postretirement benefits liability adjustment	$(1,234)	$(1,232)

C.Cost of Our Plans
Net pension cost (benefit) was as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Service cost	$—	$1	$1
Interest cost	196	194	204
Expected long-term return on plan assets	(232)	(247)	(204)
Amortization of:
Prior actuarial losses, net	38	39	52
Curtailment loss	—	1	—
Net cost (benefit)	$2	$(12)	$53
D.Assumptions Used for Pension

	For the Years Ended December 31,
	2025	2024
Discount rate:
Pension benefit obligation	5.27%	5.57%
Pension benefit cost	5.57%	5.10%
Expected long-term return on plan assets:
Pension benefit cost	6.50%	6.50%
Mortality table for pension obligations	White Collar mortality table with MP 2021 projection scale	White Collar mortality table with MP 2021 projection scale
The Company develops discount rates by applying actual annualized yields for high-quality bonds by duration to the expected pension plan liability cash flows. The bond yields represent a diverse mix of actively traded, high-quality fixed-income securities that have an above-average return at each duration, as management believes this approach is representative of the yield achieved through plan asset investment strategy. The expected long-term return on plan assets was developed considering historical long-term actual returns, expected long-term market conditions, plan asset mix and management's plan asset investment strategy.
E.Pension Plan Assets
As of December 31, 2025, pension assets included $3.8 billion invested in the separate accounts of Connecticut General Life Insurance Company, a subsidiary of the Company, and an additional $0.1 billion invested in funds of unaffiliated investment managers.

The fair values of pension assets by category are as follows:

(In millions)	December 31, 2025	December 31, 2024
Debt securities:
Federal government and agency	$100	$99
Corporate	2,674	2,673
Asset-backed	138	138
Fund investments	66	76
Total debt securities	2,978	2,986
Equity securities:
Domestic	23	21
International, including funds and pooled separate accounts (1)	—	6
Total equity securities	23	27
Securities partnerships, including pooled separate accounts (1)	447	402
Real estate and real estate funds, including pooled separate accounts (1)	212	228
Commercial mortgage loans	21	27
Guaranteed deposit account contract	48	47
Cash equivalents and other current assets, net	119	137
Total pension assets at fair value	$3,848	$3,854
(1) A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

The Company's current target investment allocation percentages are 90% fixed income and 10% in other investments, including private equity (securities partnerships), public equity securities, and real estate, and are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company will evaluate further allocation changes to equity securities, other investments and fixed-income securities as funding levels change.

See Note 12 to the Consolidated Financial Statements for further details regarding how fair value is determined, including the level within the fair value hierarchy and the procedures we use to validate fair value measurements. The Company classifies substantially all debt securities in Level 2 for pension plan assets. These assets are valued using recent trades of similar securities or are fund investments priced using their daily net asset value that is the exit price. All domestic equity securities and international equity funds within pension assets are classified in Level 3.
Securities partnerships, real estate and hedge funds are valued using net asset value as a practical expedient and are excluded from the fair value hierarchy. See Note 12 to the Consolidated Financial Statements for additional disclosures related to these assets invested in the separate accounts of the Company's subsidiary. Certain securities as described in Note 12 to the Consolidated Financial Statements, as well as commercial mortgage loans and guaranteed deposit account contracts, are classified in Level 3 because unobservable inputs used in their valuation are significant.
F.401(k) Plan
The Company sponsors a 401(k) plan. All employees are immediately eligible for the plan at hire. The Company matches a portion of employees' contributions to the plan and may increase its matching contributions if the Company's annual performance meets certain targets. Plan participants may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or stable value funds. The Company common stock fund under the plan constitutes an "employee stock ownership plan" as defined in the Internal Revenue Code. Dividends from the Company common stock fund are reinvested in a participant's stock fund account unless the participant elects to receive the dividends in cash. The Company's annual expense for the plan was $280 million, $301 million and $296 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Shares of common stock available for award were as follows:

(In millions)	December 31, 2025	December 31, 2024	December 31, 2023
Common shares available for award	10.4	12.4	14.4
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

Black-Scholes option pricing model assumptions and the resulting fair value of options are presented in the following table:

	2025	2024	2023
Dividend yield	2.04%	1.74%	1.58%
Expected volatility	31.0%	30.0%	30.0%
Risk-free interest rate	4.4%	4.0%	3.6%
Expected option life	4.9 years	4.8 years	4.7 years
Weighted average fair value of options	$86.13	$92.36	$79.66
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
The following table shows the status of, and changes in, common stock options:

	For the Years Ended December 31,
	2025		2024		2023
(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	5,655	$226.38	6,696	$202.02	6,992	$186.54
Granted	857	$305.86	781	$336.48	915	$294.37
Exercised	(1,088)	$192.40	(1,727)	$178.82	(1,080)	$174.66
Expired or canceled	(222)	$314.78	(95)	$278.78	(131)	$246.95
Outstanding - December 31	5,202	$242.81	5,655	$226.38	6,696	$202.02
Options exercisable at year-end	3,806	$216.90	3,941	$196.01	4,616	$179.28
Compensation expense of $62 million related to unvested stock options as of December 31, 2025 will be recognized over the next two years (weighted average period).
The table below summarizes information for stock options exercised:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Intrinsic value of options exercised	$128	$275	$126
Cash received for options exercised	$203	$305	$187
Tax benefit from options exercised	$16	$34	$17
The following table summarizes information for outstanding common stock options:

	December 31, 2025
	Options Outstanding	Options Exercisable
Number (in thousands)	5,202	3,806
Total intrinsic value (in millions)	$246	$246
Weighted average exercise price	$242.81	$216.90
Weighted average remaining contractual life	5.7 years	4.6 years
C.Restricted Stock
The Company awards restricted stock (grants and units) to the Company's employees that vest over periods ranging from one year to three years. Recipients of restricted stock awards accumulate dividends during the vesting period but generally forfeit their awards and accumulated dividends if their employment terminates before the vesting date.
Accounting Policy. Fair value of restricted stock awards is equal to the market price of The Cigna Group common stock on the date of grant. This fair value is reduced by awards that are expected to be forfeited. At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period. This fair value, net of forfeitures, is recognized in Selling, general and administrative expenses over the vesting period on a straight-line basis.

The following table shows the status of, and changes in, restricted stock awards:

	For the Years Ended December 31,
	2025		2024		2023
(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	1,250	$302.42	1,404	$257.38	1,535	$219.25
Awarded	701	$305.67	624	$319.39	700	$294.60
Vested	(664)	$284.20	(713)	$245.35	(759)	$214.70
Forfeited	(149)	$316.12	(65)	$283.62	(72)	$256.24
Outstanding - December 31	1,138	$313.25	1,250	$302.42	1,404	$257.38
The fair value of vested restricted stock at the vesting date was as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Fair value of vested restricted stock	$203	$238	$220
Approximately 8,400 employees held 1.1 million restricted stock awards at the end of 2025 with $187 million of related compensation expense to be recognized over the next two years (weighted average period).
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
Accounting Policy. Compensation expense for SPSs is recorded over the performance period. Fair value is determined at the grant date for "market condition" SPSs using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. Expense is initially accrued for "performance condition" SPSs based on the most likely outcome but evaluated for adjustment each period for updates in the expected outcome. Expense is adjusted to the actual outcome (number of shares awarded multiplied by the share price at the grant date) at the end of the performance period.
The following table shows the status of, and changes in, SPSs:

	For the Years Ended December 31,
	2025		2024		2023
(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date
Outstanding - January 1	601	$282.83	686	$243.90	780	$212.68
Awarded	217	$305.28	195	$336.81	219	$293.85
Vested	(233)	$231.75	(242)	$214.93	(250)	$191.78
Forfeited	(80)	$317.01	(38)	$289.35	(63)	$237.50
Outstanding - December 31	505	$310.78	601	$282.83	686	$243.90
The weighted average fair value per share of SPSs for expense purposes, including the Monte Carlo factor, at the award date for the years ended December 31, 2025, 2024 and 2023 was $323.60, $377.23 and $329.11, respectively.
The fair value of vested SPSs at the vesting date was as follows:

	For the Years Ended December 31,
	2025		2024		2023
(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Shares of The Cigna Group common stock distributed upon SPS vesting	301	$92	257	$86	257	$76

Approximately 600 employees held 505,000 SPSs at the end of 2025, and $43 million of related compensation expense is expected to be recognized over the next two years. The amount of expense for "performance condition" SPSs will vary based on actual performance in 2026 and 2027.
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

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Total compensation cost for shared-based awards	$291	$308	$286
Tax benefits recognized	$69	$94	$92

Note 19 – Goodwill, Other Intangibles, and Property and Equipment
A.Goodwill
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
Goodwill Activity. Goodwill activity was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Total
Balance at January 1, 2024	$35,130	$9,129	$44,259
Goodwill acquired	114	—	114
Impact of foreign currency translation and other adjustments	190	(193)	(3)
Goodwill at December 31, 2024	35,434	8,936	44,370
Goodwill acquired	548	—	548
Impact of foreign currency translation and other adjustments	—	6	6
Goodwill at December 31, 2025	$35,982	$8,942	$44,924

B.Other Intangible Assets
Accounting Policy. The Company's Other intangible assets primarily include purchased customer and producer relationships, trademarks, and provider networks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows, including key assumptions for customer attrition and discount rates. The Company's definite-lived intangible assets are amortized on an accelerated or straight-line basis, reflecting their pattern of economic benefits, over periods from 1 year to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.

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
Components of Other Assets, Including Other Intangibles. Other intangible assets were comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2025
Customer relationships	$30,624	$10,655	$19,969
Trade name - Express Scripts	8,400		8,400
Other	346	155	191
Total	39,370	10,810	28,560
December 31, 2024
Customer relationships	$29,971	$9,119	$20,852
Trade name - Express Scripts	8,400		8,400
Other	316	131	185
Other intangible assets (1)	38,687	9,250	29,437
Value of business acquired ("VOBA") (reported in Other assets) (2)	211	142	69
Total	$38,898	$9,392	$29,506
(1) Includes $20 million of Other intangible assets classified as assets of businesses held for sale as of December 31, 2024.
(2) Includes $69 million of VOBA classified as assets of businesses held for sale as of December 31, 2024.
The Company has indefinite-lived intangible assets totaling $8.4 billion as of December 31, 2025 and $8.5 billion as of December 31, 2024, largely consisting of the Express Scripts trade name.
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

Components of Property and Equipment. Property and equipment were comprised of the following:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value
December 31, 2025
Internal-use software	$11,678	$8,904	$2,774
Other property and equipment	2,075	1,198	877
Total property and equipment	13,753	10,102	3,651
December 31, 2024
Internal-use software	$11,295	$8,167	$3,128
Other property and equipment	2,115	1,287	828
Total property and equipment (1)	13,410	9,454	3,956
(1)Includes $302 million of Property and equipment net carrying value classified as assets of businesses held for sale as of December 31, 2024.
Components of Depreciation and Amortization. Depreciation and amortization expense was comprised of the following:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Internal-use software	$987	$1,021	$1,216
Other property and equipment	239	248	260
Value of business acquired (reported in Other assets)	—	—	7
Other intangibles	1,549	1,506	1,552
Total depreciation and amortization	$2,775	$2,775	$3,035
The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization
2026	$2,360
2027	$2,237
2028	$2,062
2029	$1,821
2030	$1,592
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

(In billions)	2025	2024	2023
Net income	$3.7	$3.9	$5.3
Surplus	$13.0	$16.0	$14.9

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

(In billions)	December 31, 2025
Minimum statutory surplus required by regulators (1)	$4.5
Investments on deposit with regulatory bodies	$0.3
Maximum dividend distributions permitted in 2026 without regulatory approval	$2.0
Maximum loans to the parent company permitted without regulatory approval	$1.2
Restricted GAAP net assets of subsidiaries of The Cigna Group	$11.3
(1) Excludes amounts associated with foreign operated equity method joint ventures.

Permitted practices used by the Company's insurance subsidiaries in 2025 that differed from prescribed regulatory accounting had an immaterial impact on statutory surplus.

Undistributed earnings for equity method investments are $1.6 billion as of December 31, 2025.

Note 21 – Income Taxes
Accounting Policy. Deferred income taxes are reflected in the Consolidated Balance Sheets for differences between the financial and income tax reporting bases of the Company's underlying assets and liabilities and are established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not, and a valuation allowance is established to the extent this standard is not met. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the reporting period excluding adjustments to Accumulated other comprehensive income (loss) or amounts recorded in connection with a business combination. The current income tax provision generally represents estimated amounts due on income tax returns for the year reported to various jurisdictions plus the effect of any uncertain tax positions. The Company uses the deferral method of accounting on investments that generate tax credits. Under this method, the investment tax credits are recognized as a reduction to the related asset, which are generally reported in Other assets in the Consolidated Balance Sheets. The Company recognizes a liability for uncertain tax positions if management believes the probability that the positions will be sustained is 50% or less. For uncertain positions that management believes are more likely than not to be sustained, the Company recognizes a liability based upon management's estimate of the most likely settlement outcome with the taxing authority. The liabilities for uncertain tax positions are classified as current when the position is expected to be settled within 12 months or the statute of limitation expires within 12 months.
Income taxes attributable to the Company's foreign operations are provided using the foreign jurisdictions' applicable tax rate.

The Company prospectively adopted ASU 2023-09, Improvements to Income Tax Disclosures. As a result, disclosures for 2025 reflect the requirements of ASU 2023-09, including the reconciliation of the statutory federal income tax rate and disaggregated tax payment information. Prior years (2024 and 2023) are presented under the previous disclosure requirements.

A.Income Tax Expense
The components of income taxes were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Current taxes
U.S. income taxes	$807	$1,167	$1,459
Foreign income taxes	191	248	161
State income taxes	169	171	180
Total current taxes	1,167	1,586	1,800
Deferred taxes (tax benefits)
U.S. income tax benefits	(69)	(142)	(533)
Foreign income taxes (tax benefits)	447	64	(1,046)
State income tax benefits	(52)	(17)	(80)
Total deferred taxes (tax benefits)	326	(95)	(1,659)
Total income taxes	$1,493	$1,491	$141
Total income taxes were different from the amount computed using the statutory federal income tax rate in 2025 for the following reasons:

	For the Year Ended December 31,
	2025
(in millions)	$	%
Tax expense at statutory rate	$1,634	21.0%
State income tax effect, net of federal income tax effect (1)	93	1.2
Nontaxable or nondeductible items	13	0.2
Effects of cross-border tax laws:
Global intangible low-taxed income ("GILTI")	127	1.6
Other cross-border tax laws	11	0.1
Tax credits	(83)	(1.1)
Change in valuation allowance	(74)	(1.0)
Change in unrecognized tax benefits	37	0.5
Other
Impact of sale of business	(173)	(2.2)
Tax equity investments	(102)	(1.3)
Other reconciling items	3	0.2
Foreign tax effects:
Switzerland
Effect of rates different than U.S. statutory	(360)	(4.6)
Cantonal income taxes	206	2.6
Change in valuation allowance	384	4.9
Other countries	(223)	(2.9)
Total income taxes	$1,493	19.2%
(1) The jurisdictions that make up the majority (greater than 50 percent) of the state and local tax impact are Florida and California.

Total income taxes were different from the amount computed using the statutory federal income tax rate in 2024 and 2023 for the following reasons:

	For the Years Ended December 31,
	2024		2023
(In millions)	$	%	$	%
Tax expense at statutory rate	$1,107	21.0%	$1,158	21.0%
Change in valuation allowance	767	14.6	1,290	23.4
State income tax effect, net of federal income tax effect	62	1.2	(39)	(0.7)
Investment tax credits	(111)	(2.1)	(48)	(0.8)
Impact of businesses held for sale	(129)	(2.4)	(213)	(3.9)
Effect of foreign earnings	(252)	(4.9)	(173)	(3.1)
Other foreign tax attributes	—	—	(153)	(2.8)
Swiss tax attributes	—	—	(1,674)	(30.4)
Other	47	0.9	(7)	(0.1)
Total income taxes	$1,491	28.3%	$141	2.6%
Tax Equity Investments. Company investments in renewable energy projects provided $968 million, $1,057 million and $453 million of investment tax credits for the years ended December 31, 2025, 2024 and 2023, respectively. The Company accounted for the tax credits using the deferral method and accordingly reduced the associated carrying value of the related assets by these amounts.

Pre-tax Income Disaggregation. Consolidated pre-tax income from the Company's foreign operations was approximately 53% of the Company's pre-tax income in 2025, 62% in 2024 and 48% in 2023. The change relative to 2024 is primarily attributable to lower 2024 domestic earnings driven by the impairment of equity securities in 2024 (see Note 11 to the Consolidated Financial Statements).

B.Deferred Income Taxes
Deferred income tax assets and liabilities were as follows:

(In millions)	December 31, 2025	December 31, 2024
Deferred tax assets
Foreign tax attributes	$1,615	$1,752
Deferred loss - sale of business	—	773
Investments	587	561
Other insurance and contractholder liabilities	241	300
Loss carryforwards	492	270
Other accrued liabilities	321	207
Employee and retiree benefit plans	190	177
Unrealized depreciation on investments and foreign currency translation	10	93
Policy acquisition expenses	53	—
Other	339	256
Deferred tax assets before valuation allowance	3,848	4,389
Valuation allowance for deferred tax assets	(2,374)	(2,332)
Deferred tax assets, net of valuation allowance	1,474	2,057
Deferred tax liabilities
Acquisition-related basis differences	7,558	7,822
Depreciation and amortization	602	243
Policy acquisition expenses	—	74
Total deferred tax liabilities	8,160	8,139
Net deferred income tax liabilities (1)	$(6,686)	$(6,082)
(1)Deferred tax liabilities, net in the Consolidated Balance Sheets excludes $459 million and $954 million reported in Other assets as of December 31, 2025 and December 31, 2024, respectively, and $61 million reported in liabilities of businesses held for sale as of December 31, 2024.

Management believes that it is more likely than not that future results will be sufficient to realize the Company's gross deferred tax assets ("DTAs") that remain after valuation allowance. Valuation allowances have been established against certain federal, state and foreign tax attributes. There are multiple expiration dates associated with these tax attributes.
Foreign Jurisdiction Tax Attributes. As of December 31, 2025 and 2024, the Company had DTAs of approximately $1.6 billion and $1.8 billion, respectively, and had a related $1.2 billion and $0.8 billion valuation allowance, respectively, against these deferred tax assets based on projections of future earnings and requirements to utilize the assets within certain time periods. In 2025, the Company recorded an increase to the valuation allowance as a result of management's reassessment of the composition of future foreign and domestic earnings. It is possible that the Company may revalue these net deferred tax assets in future periods due to modifications in certain assumptions, such as forecasted future earnings.
Capital DTAs: Impairments, Unrealized Investment Losses and Sale of Medicare Advantage and Related Businesses. As of December 31, 2025 and 2024, the Company had approximately $819 million and $880 million, respectively, in DTAs associated with the impairment of equity securities and other unrealized investment losses (see Note 11 to the Consolidated Financial Statements), as well as $237 million and $773 million, respectively, of DTAs in connection with the HCSC transaction, reflecting total capital DTAs of approximately $1,056 million and $1,653 million, respectively. A valuation allowance of $1,025 million and $1,351 million, respectively, has been established against these DTAs as of December 31, 2025 and 2024 due to the uncertainty relative to the recovery of the deferred tax benefits as the Company does not anticipate having sufficient sources of capital income to support these capital losses. We have determined that a valuation allowance against the remaining capital DTAs is not currently required based on the Company's loss carryback capacity and ability and intent to hold certain investment securities until recovery. We continue to monitor and evaluate the need for any additional valuation allowance.
During 2025, the reallocation of the HCSC transaction purchase price by legal entity resulted in an equal write-off of the DTAs and valuation allowance associated with the tax-deductible capital loss on the sale, resulting in zero net impact to the Company's total tax provision. Additionally, a reallocation of available sources of capital income generated a substantial portion of the after-tax gain on sale presented in Note 5 to the Consolidated Financial Statements. There was no material change to the realizability assessment of the Company's consolidated DTAs and no material net impact to the Company's consolidated tax expense as a result of this reallocation.
C.Uncertain Tax Positions
Reconciliations of unrecognized tax benefits were as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Balance at January 1,	$1,477	$1,399	$1,343
Decrease due to prior year positions	(50)	(7)	(26)
Increase due to current year positions	187	165	107
Reduction related to settlements with taxing authorities	(62)	(22)	(13)
Reduction related to lapse of applicable statute of limitations	(14)	(58)	(12)
Balance at December 31,	$1,538	$1,477	$1,399
Substantially all unrecognized tax benefits would increase Shareholders' net income if recognized.
The Company classifies net interest expense on uncertain tax positions as a component of income tax expense and in Other non-current liabilities in the Consolidated Balance Sheets. In addition to the amounts in the table above, the liability for net interest expense on uncertain tax positions was approximately $223 million, $228 million and $220 million as of December 31, 2025, 2024 and 2023, respectively.
D.Other Tax Matters
The statutes of limitations for the Company's consolidated federal income tax returns through 2016 have closed. The statute of limitations for the Company's 2020 and 2021 tax returns have also closed. However, The Cigna Group filed amended returns for both the 2015 and 2016 tax years, which are under review by the Internal Revenue Service ("IRS"). Additionally, the IRS is examining the Company's returns for 2017, 2018, 2019, 2022 and 2023. The IRS has examined Express Scripts' tax returns for 2010 through 2017, for which there remain significant disputed matters. In addition, the Company has pending refund claims for various years. The Company has established adequate reserves for these matters.
The Company conducts business in a number of state and foreign jurisdictions and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2013 for Express Scripts entities and 2014 for all other entities of The Cigna Group.

Pillar Two. The Organization for Economic Co-operation and Development ("OECD") Pillar Two Framework defines a minimum effective tax rate of 15%. The Company is within the scope of the OECD Pillar Two model rules, which did not have a significant impact on our 2025 results. We will continue to monitor the potential impact on future periods but do not currently expect Pillar Two to significantly impact future periods.

E.Income Taxes Paid

For the year ended December 31, 2025, the Company made tax payments, net of refunds, in the amount of $399 million to the following jurisdictions: U.S. federal refund ($4 million), U.S. state payment ($140 million), and foreign payments ($263 million), primarily Switzerland. The Company’s federal tax payments reflect the benefit of $968 million of renewable energy tax credits, which have been applied against the Company’s federal tax liability under existing tax rules.

For the years ended December 31, 2024 and 2023, the company made tax payments, net of refunds in the amount of $898 million and $1,471 million, respectively. For the years ended December 31, 2024 and 2023, the Company’s federal tax payments reflect the benefit of $1,057 million and $453 million, respectively, of renewable energy tax credits, which were applied against the Company’s federal tax liability under existing tax rules.

Note 22 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2025, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $400 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of December 31, 2025. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of December 31, 2025 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of December 31, 2025.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the year ended December 31, 2025.

D.Legal and Regulatory Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory inquiries and audits, government investigations, including under the federal False Claims Act and state false claims acts initiated by a government investigating body or by a qui tam relator's filing of a complaint under court seal, and other legal matters arising, for the most part, in the ordinary course of managing a global health company. Additionally, the Company has received and is cooperating with subpoenas or similar processes from various governmental agencies requesting information, all arising in the normal course of its business. Disputed tax matters arising from audits by the IRS or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions, as described in Note 21.

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

Note 23 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments. The Chairman and Chief Executive Officer is the chief operating decision maker ("CODM") responsible for making decisions about resources to be allocated to each segment and assessing its performance.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	For the Years Ended December 31,
	2025		2024		2023
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Strategic optimization program (primarily Selling, general and administrative expenses)	$749	$565	$—	$—	$—	$—
Deferred tax expenses (benefits), net (Income taxes, less amount attributable to noncontrolling interests)	—	427	—	84	—	(1,071)
Integration and transaction-related costs (Selling, general and administrative expenses)	327	247	275	211	45	35
(Benefits) charges associated with litigation matters (Selling, general and administrative expenses)	(17)	(13)	—	—	201	171
Net (gain) loss on sale of businesses	(13)	(404)	(24)	(2)	1,499	1,429
Impairment of dividend receivable (Net investment income)	—	—	182	138	—	—
Charge for organizational efficiency plan (Selling, general and administrative expenses)	—	—	—	—	252	193
Total impact from special items	$1,046	$822	$433	$431	$1,997	$757

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2025
Revenues from external customers	$232,098	$41,426	$325	$5	$273,854
Intersegment revenues	2,713	5,405	51	(8,169)
Net investment income	142	581	298	25	1,046
Total revenues	234,953	47,412	674	(8,139)	274,900
Net investment results from certain equity method investments	—	(249)	—	—	(249)
Adjusted revenues	$234,953	$47,163	$674	$(8,139)	$274,651
Pharmacy and other service costs	223,086	—
Medical costs	—	33,474
Selling, general and administrative expenses	4,170	9,545
Other segment items (1)
Interest (expense) and other	(1)	9
Less: Income attributable to noncontrolling interests	475	—
Pre-tax adjusted income (loss) from operations	7,221	4,153	89	(1,593)	9,870

Income (loss) before income taxes	$5,826	$4,344	$(46)	$(2,343)	$7,781
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(475)	—	—	—	(475)
Net investment (gains) losses (2)	(20)	(210)	2	3	(225)
Amortization of acquired intangible assets	1,720	23	—	—	1,743
Special items
Strategic optimization program	174	22	133	420	749
Integration and transaction-related costs	—	—	—	327	327
Net (gain) on sale of businesses	(4)	(9)	—	—	(13)
(Benefits) associated with litigation matters	—	(17)	—	—	(17)
Pre-tax adjusted income (loss) from operations	$7,221	$4,153	$89	$(1,593)	$9,870

Other segment information
Depreciation and amortization	$2,400	$339	$16	$20	$2,775
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2024
Revenues from external customers	$198,177	$47,528	$440	$3	$246,148
Intersegment revenues	3,775	4,972	79	(8,826)
Net investment income	21	618	309	25	973
Total revenues	201,973	53,118	828	(8,798)	247,121
Net investment results from certain equity method investments	—	(204)	—	—	(204)
Special item related to impairment of dividend receivable	182	—	—	—	182
Adjusted revenues	$202,155	$52,914	$828	$(8,798)	$247,099
Pharmacy and other service costs	190,968	—
Medical costs	—	37,887
Selling, general and administrative expenses	3,779	10,805
Other segment items (1)
Interest (expense) and other	(2)	7
Less: Income attributable to noncontrolling interests	405	—
Pre-tax adjusted income (loss) from operations	7,001	4,229	(9)	(1,688)	9,533

Income (loss) before income taxes	$3,929	$3,315	$(12)	$(1,963)	$5,269
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(405)	—	—	—	(405)
Net investment losses (2)	2,129	401	3	—	2,533
Amortization of acquired intangible assets	1,662	41	—	—	1,703
Special items
Integration and transaction-related costs	—	—	—	275	275
Impairment of dividend receivable	182	—	—	—	182
Net (gain) loss on sale of businesses	(496)	472	—	—	(24)
Pre-tax adjusted income (loss) from operations	$7,001	$4,229	$(9)	$(1,688)	$9,533

Other segment information
Depreciation and amortization	$2,319	$417	$9	$30	$2,775
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
2023
Revenues from external customers	$147,588	$46,219	$291	$1	$194,099
Intersegment revenues	5,670	4,332	—	(10,002)
Net investment income	241	597	305	23	1,166
Total revenues	153,499	51,148	596	(9,978)	195,265
Net investment results from certain equity method investments	—	57	—	—	57
Adjusted revenues	$153,499	$51,205	$596	$(9,978)	$195,322
Pharmacy and other service costs	143,571	—
Medical costs	—	35,678
Selling, general and administrative expenses	3,340	11,055
Other segment items (1)
Interest (expense) and other	(2)	8
Less income attributable to noncontrolling interests	144	2
Pre-tax adjusted income (loss) from operations	6,442	4,478	96	(1,698)	9,318

Income (loss) before income taxes	$4,768	$2,664	$76	$(1,995)	$5,513
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(144)	(2)	—	—	(146)
Net investment losses (2)	—	133	2	—	135
Amortization of acquired intangible assets	1,774	45	—	—	1,819
Special items
Net loss on sale of businesses	—	1,481	18	—	1,499
Charge for organizational efficiency plan	—	—	—	252	252
Charges associated with litigation matters	44	157	—	—	201
Integration and transaction-related costs	—	—	—	45	45
Pre-tax adjusted income (loss) from operations	$6,442	$4,478	$96	$(1,698)	$9,318

Other segment information
Depreciation and amortization	$2,438	$569	$3	$25	$3,035
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

Revenue from external customers includes Pharmacy revenues, Premiums and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Products (Pharmacy revenues) (ASC 606)
Network revenues	$125,573	$105,340	$67,514
Home delivery and specialty revenues	80,492	72,476	65,732
Other revenues	13,329	11,545	9,047
Total Evernorth Health Services	219,394	189,361	142,293
Other Operations	54	60	—
Corporate and eliminations	(2,776)	(4,059)	(5,050)
Total Pharmacy revenues	216,672	185,362	137,243
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	18,852	17,576	16,490
Medicare Advantage	2,363	8,679	8,771
Stop loss	7,599	6,744	6,143
Individual and Family Plans	3,371	3,951	5,088
Other	3,366	4,938	4,095
U.S. Healthcare	35,551	41,888	40,587
International Health	4,126	3,624	3,295
Total Cigna Healthcare	39,677	45,512	43,882
Other Operations	288	380	281
Corporate and eliminations	296	104	74
Total Premiums	40,261	45,996	44,237
Services (Fees) (ASC 606) and Other revenues (1)
Evernorth Health Services	15,417	12,591	10,965
Cigna Healthcare	7,154	6,988	6,669
Other Operations	34	79	10
Corporate and eliminations	(5,684)	(4,868)	(5,025)
Total Fees and other revenues (1)	16,921	14,790	12,619
Total revenues from external customers	$273,854	$246,148	$194,099
(1)Other revenues for the years ended December 31, 2025, 2024 and 2023 were $696 million, $584 million and $210 million, respectively.
Major Customers. Revenues from a single pharmacy benefit client were approximately 19% and 16% of total revenues from external customers for the years ended December 31, 2025 and 2024, respectively. These amounts were reported in the Evernorth Health Services segment.

Additionally, revenues from U.S. Federal Government agencies, under a number of contracts, were 11% and 15% of total revenues from external customers for the years ended December 31, 2024 and 2023, respectively. These amounts were reported in the Evernorth Health Services and Cigna Healthcare segments. For the year ended December 31, 2025, revenues from U.S. Federal Government agencies were less than 10%.

U.S. and Foreign Revenues. Revenues from U.S. external customers as a percentage of total revenues from external customers were 98% for the years ended December 31, 2025, 2024 and 2023.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal control over financial reporting is effective as of December 31, 2025.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of and has issued an attestation report on the Company's internal control over financial reporting, as stated in their report located in Item 8 of this Form 10-K.
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

Item 9B. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended December 31, 2025, the following 10b5-1 director and officer trading plan arrangement changes occurred:
1.On November 5, 2025, David Cordani, Chairman and Chief Executive Officer of The Cigna Group, terminated a 10b5-1 plan that was adopted on May 6, 2025. Mr. Cordani's plan provided for (i) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 32,586 shares subject to the award at the target level of performance) and (ii) the combined exercise of 212,543 vested stock options and sale of up to 50% of the after-tax shares of The Cigna Group common stock acquired from the option exercise, in each case through May 5, 2026.
This trading plan was terminated during an open insider trading window.
2.On May 5, 2025, Jamie Kates, Senior Vice President and Tax and Global Chief Accounting Officer, adopted a 10b5-1 plan. Ms. Kates' plan provides for (i) the sale of up to 170 shares of The Cigna Group common stock, (ii) the sale of shares of The Cigna Group common stock issuable upon vesting of a performance award (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 281 shares subject to the award at the target level of performance), and (iii) the exercise of vested stock options and the associated sale of up to 2,014 shares of The Cigna Group common stock, in each case through May 5, 2026. No transactions have occurred pursuant to Ms. Kates’ plan to date.
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
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A.Directors of the Registrant
The information under the captions "Corporate Governance Matters – Board of Directors' Nominees" and "Corporate Governance Matters – Committees of the Board" (as it relates to the Audit Committee disclosure) in the definitive proxy statement of The Cigna Group related to the 2026 Annual Meeting of Shareholders ("the 2026 Proxy Statement") is incorporated herein by reference.
B.Executive Officers of the Registrant
See Part I, "Information about our Executive Officers" in this Form 10-K.
C.Code of Ethics and Other Corporate Governance Disclosures
The information under the caption "Corporate Governance Matters – Codes of Ethics" in the 2026 Proxy Statement is incorporated herein by reference. We intend to promptly disclose on our website, in accordance with applicable rules, any required disclosure of changes to or waivers, if any, of our Code of Ethics or our Director Code of Business Conduct and Ethics.
D.Delinquent Section 16(a) Reports
The information under the caption "Ownership of The Cigna Group Common Stock – Delinquent Section 16(a) Reports," if included in the 2026 Proxy Statement, is incorporated herein by reference.
E.    Insider Trading Arrangements and Policies
The information under the caption "Compensation Matters – Insider Trading Arrangements and Policies" in the 2026 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Corporate Governance Matters – Corporate Governance Policies and Practices – Certain Transactions," "Compensation Matters – Compensation Discussion and Analysis," "Compensation Matters – Report of the People Resources Committee" and "Compensation Matters – Executive Compensation Tables" in the 2026 Proxy Statement is incorporated herein by reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table presents information regarding The Cigna Group equity compensation plans as of December 31, 2025:

	(a) (1)	(b) (2)	(c) (3)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,301,429	$242.81	10,418,601
Equity compensation plans not approved by security holders	—	—	—
Total	6,301,429	$242.81	10,418,601
(1)Includes, in addition to outstanding stock options:
(i) 55,653 restricted stock units, 35,920 deferred shares and 1,007,528 strategic performance shares that are reported at the maximum 200% payout rate granted under the Cigna Long-Term Incentive Plan and the Cigna Corporation Director Equity Plan; and
(ii) 144,269 shares of common stock underlying stock option awards granted under the Express Scripts Holding Company 2016 Long-Term Incentive Plan, 85,180 shares of common stock underlying stock option awards granted under the Express Scripts, Inc. 2011 Long-Term Incentive Plan and 46,534 shares of common stock underlying stock option awards granted under the Medco Health Solutions, Inc. 2002 Stock Incentive Plan that were all approved by the applicable company's shareholders before acquisition of Express Scripts by The Cigna Group in December 2018.
(2)The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to the acquisition of Express Scripts by The Cigna Group, in aggregate, have a weighted-average exercise price of $146.39. Excluding the assumed options from this acquisition results in a weighted-average exercise price of $248.21.
(3)Represents 10,418,601 shares of common stock available as of the close of business December 31, 2025 for future issuance under the Cigna Long-Term Incentive Plan. No further grants may be made and no shares remain available for future issuance under any plan other than the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of The Cigna Group Common Stock – Stock Held by Directors, Nominees, and Executive Officers" and "Ownership of The Cigna Group Common Stock – Stock Held by Certain Beneficial Owners" in the 2026 Proxy Statement is incorporated herein by reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the captions "Corporate Governance Matters – Corporate Governance Policies and Practices – Director Independence" and "Corporate Governance Matters – Corporate Governance Policies and Practices – Certain Transactions" in the 2026 Proxy Statement is incorporated herein by reference.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information under the captions "Audit Matters – Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3) – Policy for the Pre-Approval of Audit and Permissible Non-Audit Services" and "Audit Matters – Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 3) – Fees to Independent Registered Public Accounting Firm" in the 2026 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following Financial Statements can be found under Part II, Item 8 of this Form 10-K:
Report of Independent Registered Public Accounting Firm. (Public Company Accounting Oversight Board ID: 238)
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Changes in Total Equity for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.
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

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant effective as of April 26, 2023	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2023 and incorporated herein by reference.
3.2	Amended and Restated By-Laws of the registrant as last amended February 13, 2023	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
4.1(a)	Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(b)	Supplemental Indenture, dated as of September 17, 2018, between Cigna Corporation (formerly Halfmoon Parent, Inc.) and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.2 to the Current Report on Form 8-K on September 21, 2018 and incorporated herein by reference.
4.1(c)	Second Supplemental Indenture, dated as of December 20, 2018, by and among Express Scripts Holding Company, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.7 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.1(d)
Third Supplemental Indenture, dated as of October 11, 2019, by and among Cigna Corporation, as the Issuer, Cigna Holding Company and Express Scripts Holding Company, each as guarantors, and U.S. Bank, National Association, as trustee
Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.1(e)	Fourth Supplemental Indenture, dated as of March 16, 2020, between Cigna Corporation and U.S. Bank, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 16, 2020 and incorporated herein by reference.
4.1(f)	Fifth Supplemental Indenture, dated as of March 3, 2021, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 3, 2021 and incorporated herein by reference.
4.1 (g)	Sixth Supplemental Indenture, dated as of March 7, 2023, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on March 7, 2023 and incorporated herein by reference.
4.1 (h)	Seventh Supplemental Indenture, dated as of February 13, 2024, between Cigna Corporation and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on February 13, 2024 and incorporated herein by reference.
4.1 (i)	Eighth Supplemental Indenture, dated as of September 4, 2025, between The Cigna Group and U.S. Bank Trust Company, National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on September 4, 2025 and incorporated herein by reference.
4.2(a)	Senior Indenture dated as of August 16, 2006 between Cigna Holding Company (formerly Cigna Corporation) and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.2(b)	Supplemental Indenture No. 1 dated as of November 10, 2006 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.2(c)	Supplemental Indenture No. 8 dated as of November 10, 2011 between Cigna Holding Company and U.S. Bank National Association	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2(d)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K on March 26, 2015 and incorporated herein by reference.
4.2(e)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by CHC as Exhibit 4.1 to the Current Report on Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.2(f)	Supplemental Indenture No. 11 dated as of December 20, 2018, by and among Cigna Corporation, Cigna Holding Company and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.1 to the Current Report on Form 8-K on December 20, 2018 and incorporated herein by reference.
4.2(g)	Supplemental Indenture No. 12, dated as of October 11, 2019, among Cigna Holding Company, as Issuer, Cigna Corporation, as parent guarantor, and U.S. Bank National Association, as trustee	Filed by the registrant as Exhibit 4.3 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.

4.3(a)	Indenture dated as of January 1, 1994 between Cigna Holding Company (formerly Cigna Corporation) and Marine Midland Bank	Filed by CHC as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
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
Filed by the registrant as Exhibit 4.5 to the Current Report on Form 8-K on October 11, 2019 and incorporated herein by reference.
4.6	Description of Securities	Filed by the registrant as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
Exhibits 10.1 through 10.22 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.

10.1(a)	Cigna Long-Term Incentive Plan, amended and restated effective April 28, 2021 (the "Cigna LTIP")	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on May 3, 2021 and incorporated herein by reference.
10.1(b)	Amendment No.1 to the Cigna LTIP effective December 1, 2022	Filed by the registrant as Exhibit 10.1(b) to the Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

10.1(c)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.3 to Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.1(d)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by CHC as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2018 and incorporated herein by reference.
10.1(e)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2019 and incorporated herein by reference.
10.1(f)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.1(g)	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed by the registrant as Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(h)	Form of Cigna LTIP: Nonqualified Stock Option Grant Agreement	Filed by the registrant as Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(i)	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(j)	Form of Cigna LTIP: Restricted Stock Unit Grant Agreement	Filed by the registrant as Exhibit 10.4 to Quarterly Report on Form 10-Q for the period ended March 31, 2021 and incorporated herein by reference.
10.1(k)	Form of Cigna LTIP: Covenant Agreement	Filed by the registrant as Exhibit 10.5 to Quarterly Report on Form 10-Q for the period ended March 31, 2020 and incorporated herein by reference.
10.2(a)	Express Scripts Holding Company 2016 Long-Term Incentive Plan (the "ESRX LTIP")	Filed by ESRX as Appendix A to ESRX's Definitive Proxy Statement on Schedule 14A for its 2016 Annual Meeting of Stockholders, filed March 21, 2016 and incorporated herein by reference.
10.2(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company to non-employee directors under the ESRX LTIP	Filed by ESRX as Exhibit 10.4 to the Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.2(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESRX LTIP	Filed by ESRX as Exhibit 10.7 to Current Report on Form 8-K on May 4, 2016 and incorporated herein by reference.
10.3(a)	Express Scripts, Inc. 2011 Long-Term Incentive Plan (as amended and restated effective April 2, 2012) (the "ESI LTIP")	Filed by the registrant as Exhibit 4.10 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.3(b)	Form of Stock Option Grant Notice for Non-Employee Directors used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.
10.3(c)	Form of Stock Option Grant Notice used with respect to grants of stock options by Express Scripts Holding Company under the ESI LTIP	Filed by ESRX as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference.
10.4	Medco Health Solutions, Inc. 2002 Stock Incentive Plan (as amended and restated effective April 2, 2012)	Filed by the registrant as Exhibit 4.11 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.5	Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed by CHC as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.6	Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed by CHC as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.7	Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed by the registrant as Exhibit 4.6 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.8	Express Scripts, Inc. Amended and Restated Executive Deferred Compensation Plan (effective December 31, 2004 and grandfathered for the purposes of Section 409A of the Code)	Filed by ESI as Exhibit No. 10.1 to the Current Report on Form 8-K on May 25, 2007 and incorporated herein by reference.
10.9(a)	Express Scripts, Inc. Executive Deferred Compensation Plan of 2005 (as amended and restated effective December 20, 2018)	Filed by the registrant as Exhibit 4.13 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.9(b)	Amendment No. 1 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.12(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.9(c)	Amendment No. 2 to the Express Scripts, Inc. Executive Deferred Compensation Plan of 2005	Filed by the registrant as Exhibit 10.3 to Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference.
10.10(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed by CHC as Exhibit 10.15(a) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10(b)	Amendment No. 1 dated December 21, 1999 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed by CHC as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension Plan	Filed by CHC as Exhibit 10.16(c) to the Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.11(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed by CHC as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.11(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference.
10.12(a)	The Cigna Group Supplemental 401(k) Plan effective January 1, 2010	Filed by the registrant as Exhibit 4.7 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.12(b)	Amendment No. 1 to The Cigna Group Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(b) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.12(c)	Amendment No. 2 to The Cigna Group Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(c) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.12(d)	Amendment No. 3 to The Cigna Group Supplemental 401(k) Plan	Filed by the registrant as Exhibit 10.15(d) to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.
10.13	Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed by CHC as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.14(a)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective January 1, 2022	Filed by the registrant as Exhibit 10.17(a) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.14(b)	Cigna Corporation Non-Employee Director Compensation Program, amended and restated effective April 1, 2022	Filed by the registrant as Exhibit 10.17(b) to the Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.
10.14(c)	The Cigna Group Non-Employee Director Compensation Program, amended and restated effective July 24, 2024	Filed by the registrant as Exhibit 10.14(c) to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.
10.15	Cigna Corporation Director Equity Plan, as amended December 4, 2020	Filed by the registrant as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2020 and incorporated herein by reference.
10.16	Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed by the registrant as Exhibit 4.8 to the Registration Statement on Form S-8 (No. 333-228930) on December 20, 2018 and incorporated herein by reference.
10.17	Form of Indemnification Agreement with Express Scripts Holding Company's executive officers and former members of the Express Scripts Holding Company's board of directors	Filed by ESRX as Exhibit 10.1 to the Current Report on Form 8-K on March 5, 2014 and incorporated herein by reference.
10.18	Cigna Executive Severance Benefits Plan as amended and restated effective December 21, 2020	Filed by the registrant as Exhibit 10.1 to the Current Report on Form 8-K on October 30, 2020 and incorporated herein by reference.
10.19	Description of Cigna Corporation Financial Services Program	Filed by CHC as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.20	Offer Letter for Nicole S. Jones dated September 14, 2023	Filed by the registrant as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2023 and incorporated herein by reference.
10.21	Offer letter for Brian Evanko dated January 16, 2024	Filed by the registrant as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.
10.22	Agreement and Release between The Cigna Group and Eric Palmer dated April 15, 2025	Filed by the registrant as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2025 and incorporated herein by reference.
10.23
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
Filed by the registrant as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2025 and incorporated herein by reference.
19.1	Securities Transactions and Insider Trading Policy	Filed by the registrant as Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December31, 2024 and incorporated by reference.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
97.1	Incentive Compensation Clawback Policy	Filed by the registrant as Exhibit 97.1 to the Annual Report on Form 10-K for the period ended December 31, 2023 and incorporated herein by reference.
101
The following materials from The Cigna Group's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules I and II.
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
Date: February 26, 2026

THE CIGNA GROUP

By:	/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2026.

Signature	Title

/s/ David M. Cordani
David M. Cordani	Chairman and Chief Executive Officer of The Cigna Group
(Principal Executive Officer)
/s/ Ann M. Dennison
Ann M. Dennison	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
/s/ Jamie Kates
Jamie Kates	Senior Vice President and Tax and Global Chief Accounting Officer
(Principal Accounting Officer)
/s/ Eric J. Foss
Eric J. Foss	Director

/s/ Neesha Hathi
Neesha Hathi	Director

/s/ Michael J. Hennigan
Michael J. Hennigan	Director

/s/ George Kurian
George Kurian	Director

/s/ Kathleen M. Mazzarella
Kathleen M. Mazzarella	Director

/s/ Mark B. McClellan, M.D., Ph.D.
Mark B. McClellan, M.D., Ph.D.	Director

/s/ Philip O. Ozuah, M.D., Ph.D.
Philip O. Ozuah, M.D., Ph.D.	Director

/s/ Kimberly A. Ross
Kimberly A. Ross	Director

/s/ Eric C. Wiseman
Eric C. Wiseman	Lead Independent Director

/s/ Donna F. Zarcone
Donna F. Zarcone	Director

THE CIGNA GROUP AND SUBSIDIARIES
Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Revenues
Net investment income and other revenue	$21	$26	$22
Intercompany interest income	469	469	516
Total revenues	490	495	538
Operating expenses
Selling, general and administrative expenses	5	14	2
Total operating expenses	5	14	2
lncome from operations	485	481	536
Interest expense and other	(1,365)	(1,388)	(1,332)
Gain on sale of businesses	4,890	—	—
Intercompany interest expense	—	(2)	(118)
lncome (loss) before income taxes	4,010	(909)	(914)
Income tax benefits	(201)	(189)	(192)
lncome (loss) of parent company	4,211	(720)	(722)
Equity in income of subsidiaries	1,746	4,154	5,886
Shareholders' net income	5,957	3,434	5,164
Shareholders' other comprehensive (loss) income, net of tax
Net unrealized (depreciation) appreciation on securities and derivatives	(238)	661	503
Net long-duration insurance and contractholder liabilities measurement adjustments	(291)	(1,067)	(715)
Net translation gains (losses) of foreign currencies	71	(49)	5
Postretirement benefits liability adjustment	(7)	(22)	1
Shareholders' other comprehensive loss, net of tax	(465)	(477)	(206)
Shareholders' comprehensive income	$5,492	$2,957	$4,958

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
BALANCE SHEETS

	As of December 31,
(In millions)	2025	2024
Assets
Cash and cash equivalents	$118	$164
Other current assets	29	103
Total current assets	147	267
Investments in subsidiaries	61,382	62,887
Intercompany receivable	14,146	10,546
Other non-current assets	48	71
TOTAL ASSETS	$75,723	$73,771
Liabilities
Short-term debt	$550	$2,848
Other current liabilities	1,983	1,528
Total current liabilities	2,533	4,376
Long-term debt	30,268	28,134
Intercompany payable	1,134	195
Other non-current liabilities	75	33
TOTAL LIABILITIES	34,010	32,738
Shareholders' equity
Common stock (shares issued, 405 and 403; authorized, 600)	4	4
Additional paid-in capital	31,790	31,288
Accumulated other comprehensive loss	(2,806)	(2,341)
Retained earnings	47,865	43,519
Less treasury stock, at cost	(35,140)	(31,437)
TOTAL SHAREHOLDERS' EQUITY	41,713	41,033
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$75,723	$73,771

See Notes to Financial Statements on the following pages.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF THE CIGNA GROUP
(REGISTRANT)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash Flows from Operating Activities
Shareholders' net income	$5,957	$3,434	$5,164
Adjustments to reconcile Shareholders' net income to net cash provided by operating activities
Equity in income from subsidiaries	(1,746)	(4,154)	(5,886)
Dividends received from subsidiaries	1,171	2,916	1,381
Gain on sale of businesses	(4,890)	—	—
Other liabilities	496	(306)	540
Other, net	592	243	640
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,580	2,133	1,839
Cash Flows from Investing Activities
Net change in amounts due from affiliates	—	—	622
Proceeds from divestiture of businesses	4,891	—	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,891	—	622
Cash Flows from Financing Activities
Net change in amounts due to/from affiliates	(1,101)	4,761	1,473
Net change in commercial paper	(880)	(357)	1,237
Repayment of term loan	(2,000)	—	—
Net proceeds on issuance of term loan	1,999	—	—
Repayment of long-term debt	(3,861)	(2,731)	(2,822)
Net proceeds on issuance of long-term debt	4,458	4,462	1,491
Issuance of common stock	203	305	187
Common stock dividend paid	(1,611)	(1,567)	(1,450)
Repurchase of common stock	(3,621)	(7,034)	(2,284)
Other, net	(108)	(117)	(110)
NET CASH USED IN FINANCING ACTIVITIES	(6,522)	(2,278)	(2,278)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51)	(145)	183
Cash, cash equivalents and restricted cash, beginning of year	190	335	152
Cash, cash equivalents and restricted cash, end of year (1)	$139	$190	$335
Noncash Investing and Financing Activities:
Net amounts due from affiliates settled through capital transactions	$(1,617)	$(7,565)	$(5,221)
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
Note 1 - For purposes of these condensed financial statements, The Cigna Group (the "Company") accounts for investments in wholly owned and majority-owned subsidiaries using the equity method of accounting. The Cigna Group, through its predecessor companies, was incorporated in Delaware in 1981. Cigna Corporation was renamed The Cigna Group in February 2023.
Note 2 - See Note 7 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of The Cigna Group and its subsidiaries.

Short-term and Credit Facilities Debt
Term Loan. In August 2025, the Company entered into a new 364-day term loan facility (the "Term Loan Facility") and borrowed $2.0 billion to partially fund an investment in Shields Health Solutions ("Shields"), a leading specialty pharmacy management company. The full outstanding balance was repaid and the Term Loan Facility was terminated in September 2025, using proceeds from the debt issuance described below.
Revolving Credit Agreement. Our Credit Agreement (defined below) provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of December 31, 2025, there were no outstanding balances under the Credit Agreement.
In April 2025, The Cigna Group replaced its previous revolving credit agreements and entered into a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030, with an option to extend the maturity date for an additional one-year period, subject to consent of the banks (the "Credit Agreement"). The Company can borrow up to $6.5 billion under the Credit Agreement for general corporate purposes, with up to $500 million available for issuance of letters of credit.

The Credit Agreement includes an option to increase commitments up to $1.5 billion for a maximum total commitment of $8.0 billion. The Credit Agreement allows for borrowings at either a base rate, term Secured Overnight Financing Rate ("SOFR") or daily simple SOFR, plus, in each case, an applicable margin based on the Company's senior unsecured credit ratings.

The Credit Agreement also contains customary covenants and restrictions, including a financial covenant that the Company's leverage ratio, as defined in the Credit Agreement, may not exceed 60%, subject to certain exceptions upon the consummation of an acquisition.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper balance as of December 31, 2025.

Long-Term Debt
Debt Issuance. In September 2025, we issued $4.5 billion of new senior notes, as detailed in the table below. The proceeds from this debt issuance were used to repay the $2.0 billion of loans outstanding under the Term Loan Facility as described above. We used the remaining net proceeds for general corporate purposes, including investments and repayment of indebtedness. Interest on this debt is paid semiannually.

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
(2) "Make whole" premium calculated using the most directly comparable U.S. Treasury rate plus the amount of basis points set forth in this column.

Debt Maturities. Maturities of the Company's long-term debt as of December 31, 2025 are as follows:

(In millions)
2026	$550
2027	$2,055
2028	$3,800
2029	$1,000
2030	$2,400
Maturities after 2030	$21,255

Debt Covenants. The Company was in compliance with its debt covenants as of December 31, 2025.

Note 3 - The Company's intercompany receivables consist primarily of net intercompany loan amounts due from Evernorth Health, Inc. of $8.5 billion as of both December 31, 2025 and December 31, 2024. Interest income on the loan receivable was accrued at an average rate of 5.50% in 2025.
The Company's intercompany payables primarily reflect intercompany balances due to affiliates as of December 31, 2025. During the year ended December 31, 2025, the Company settled a portion of the outstanding intercompany payables via non-cash capital transactions.
Note 4 - The Company guaranteed approximately $8.5 billion primarily related to intercompany indebtedness and financial obligations of certain direct and indirect wholly-owned subsidiaries. There were immaterial liabilities required for these guarantees as of December 31, 2025.
Note 5 - The Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies® businesses on March 19, 2025. The Company received cash proceeds of $4.9 billion and recorded the related gain on sale of businesses.

THE CIGNA GROUP AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In millions)	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Charged (Credited) to Other Accounts	Other Deductions	Balance at End of Year
Description
2025
Investment asset valuation reserves
Available-for-sale debt securities	$111	$58	$—	$(32)	$137
Commercial mortgage loans	$30	$6	$—	$—	$36
Accounts receivable, net	$186	$245	$2	$(175)	$258
Deferred tax asset valuation allowance	$2,332	$317	$(275)	$—	$2,374
Reinsurance recoverables	$30	$(7)	$—	$—	$23
2024
Investment asset valuation reserves
Available-for-sale debt securities	$33	$87	$—	$(9)	$111
Commercial mortgage loans	$31	$(1)	$—	$—	$30
Accounts receivable, net	$163	$176	$(1)	$(152)	$186
Deferred tax asset valuation allowance	$1,498	$866	$(32)	$—	$2,332
Reinsurance recoverables	$35	$(5)	$—	$—	$30
2023
Investment asset valuation reserves
Available-for-sale debt securities	$44	$11	$—	$(22)	$33
Commercial mortgage loans	$21	$10	$—	$—	$31
Accounts receivable, net	$160	$90	$1	$(88)	$163
Deferred tax asset valuation allowance	$208	$1,286	$4	$—	$1,498
Reinsurance recoverables	$35	$—	$—	$—	$35