Form 10-Q
period 2026-03-31
Cigna Group
filed 2026-04-30
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No
As of April 24, 2026, 264,532,404 shares of the issuer's Common Stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Revenues
Pharmacy revenues	$54,037	$48,633
Premiums	9,812	12,736
Fees and other revenues	4,443	3,895
Net investment income	202	238
TOTAL REVENUES	68,494	65,502
Benefits and expenses
Pharmacy and other service costs	54,100	48,398
Medical costs and other benefit expenses	7,924	10,498
Selling, general and administrative expenses	3,722	4,213
Amortization of acquired intangible assets	390	422
TOTAL BENEFITS AND EXPENSES	66,136	63,531
Income from operations	2,358	1,971
Interest expense and other	(357)	(362)
Gain on sale of businesses	11	41
Net investment gains (losses)	258	(2)
Income before income taxes	2,270	1,648
TOTAL INCOME TAXES	409	239
Net income	1,861	1,409
Less: Net income attributable to noncontrolling interests	207	86
SHAREHOLDERS' NET INCOME	$1,654	$1,323
Shareholders' net income per share
Basic	$6.30	$4.88
Diluted	$6.26	$4.85

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited
	Three Months Ended March 31,
(In millions)	2026	2025
Net income	$1,861	$1,409
Other comprehensive income (loss), net of tax
Net unrealized depreciation on securities and derivatives	(129)	(100)
Net long-duration insurance and contractholder liabilities measurement adjustments	(635)	(168)
Net translation (depreciation) appreciation on foreign currencies	(35)	13
Postretirement benefits liability adjustment	7	6
Other comprehensive loss, net of tax	(792)	(249)
Total comprehensive income	1,069	1,160
Less: Net income attributable to other noncontrolling interests	207	86
SHAREHOLDERS' COMPREHENSIVE INCOME	$862	$1,074

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of March 31,	As of December 31,
(In millions)	2026	2025
Assets
Cash and cash equivalents	$7,040	$7,676
Investments	812	1,056
Accounts receivable, net	26,607	28,768
Inventories	5,831	7,338
Other current assets	2,742	2,976
Total current assets	43,032	47,814
Long-term investments	18,902	18,471
Reinsurance recoverables	4,073	4,103
Property and equipment	3,704	3,651
Goodwill	45,534	44,924
Other intangible assets	27,318	28,560
Other assets	3,253	2,885
Separate account assets	7,450	7,511
TOTAL ASSETS	$153,266	$157,919
Liabilities
Current insurance and contractholder liabilities	$6,455	$5,710
Pharmacy and other service costs payable	25,763	30,333
Accounts payable	9,879	10,659
Accrued expenses and other liabilities	8,980	9,048
Short-term debt	1,529	592
Total current liabilities	52,606	56,342
Non-current insurance and contractholder liabilities	9,777	9,938
Deferred tax liabilities, net	6,851	7,145
Other non-current liabilities	4,769	4,238
Long-term debt	29,371	30,871
Separate account liabilities	7,450	7,511
TOTAL LIABILITIES	110,824	116,045
Contingencies — Note 14
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	31,914	31,790
Accumulated other comprehensive loss	(3,598)	(2,806)
Retained earnings	49,106	47,865
Less: Treasury stock, at cost	(35,216)	(35,140)
TOTAL SHAREHOLDERS' EQUITY	42,210	41,713
Noncontrolling interests	232	161
Total equity	42,442	41,874
Total liabilities and equity	$153,266	$157,919
(1)Par value per share, $0.01; shares issued, 406 million as of March 31, 2026 and 405 million as of December 31, 2025; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended March 31, 2026
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$4	$31,790	$(2,806)	$47,865	$(35,140)	$41,713	$161	$41,874
Effects of issuing stock for employee benefit plans		127			(76)	51		51
Other comprehensive loss			(792)			(792)		(792)
Net income				1,654		1,654	207	1,861
Common dividends declared (per share: $1.56)				(413)		(413)		(413)
Repurchase of common stock		—			—	—		—
Other transactions impacting noncontrolling interests		(3)				(3)	(136)	(139)
Balance at March 31, 2026	$4	$31,914	$(3,598)	$49,106	$(35,216)	$42,210	$232	$42,442

Three Months Ended March 31, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243
Effect of issuing stock for employee benefit plans		155			(107)	48		48
Other comprehensive loss			(249)			(249)		(249)
Net income				1,323		1,323	86	1,409
Common dividends declared (per share: $1.51)				(408)		(408)		(408)
Repurchase of common stock		—			(1,521)	(1,521)		(1,521)
Other transactions impacting noncontrolling interests		—				—	(108)	(108)
Balance at March 31, 2025	$4	$31,443	$(2,590)	$44,434	$(33,065)	$40,226	$188	$40,414

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$1,861	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	674
Investment (gains) losses, net	(258)	2
Deferred income tax benefit	(60)	(216)
Gain on sale of businesses	(11)	(41)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	2,152	(2,205)
Inventories	1,507	1,517
Reinsurance recoverable and Other assets	104	(219)
Insurance liabilities	739	1,778
Pharmacy and other service costs payable	(4,570)	135
Accounts payable and Accrued expenses and other liabilities	(988)	(1,174)
Other, net	5	260
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,131	1,920
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	54	94
Investment maturities and repayments:
Debt securities and equity securities	185	222
Commercial mortgage loans	2	85
Other sales, maturities and repayments (primarily short-term and other long-term investments)	426	331
Investments purchased or originated:
Debt securities and equity securities	(362)	(952)
Commercial mortgage loans	(39)	(34)
Other (primarily short-term and other long-term investments)	(557)	(475)
Property and equipment purchases, net	(267)	(327)
Divestitures, net of cash sold	20	2,346
Renewable energy tax credit equity investments	(94)	(92)
Other, net	(5)	(1)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(637)	1,197
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	39	36
Withdrawals and benefit payments from contractholder deposit funds	(99)	(64)
Net change in short-term debt	(13)	(891)
Repayment of long-term debt	(550)	(700)
Repurchase of common stock	—	(1,508)
Issuance of common stock	57	69
Common stock dividend paid	(417)	(412)
Other, net	(158)	(211)
NET CASH USED IN FINANCING ACTIVITIES	(1,141)	(3,681)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(9)	9
Net decrease in cash, cash equivalents and restricted cash	(656)	(555)
Cash, cash equivalents and restricted cash January 1, (1)	7,736	8,931
Cash, cash equivalents and restricted cash March 31, (1)	$7,080	$8,376
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

The Cigna Healthcare® reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured and self-insured clients as well as for individual and family plan customers. International Health provides health care solutions in our international markets, as well as health solutions for globally mobile individuals and employees of multinational organizations. U.S. Healthcare also included the Medicare Advantage and related businesses until the divestiture of such businesses to Health Care Services Corporation ("HCSC") on March 19, 2025 ("HCSC transaction").
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain goodwill and other intangible assets amounts in the Consolidated Balance Sheet have been reclassified as of March 31, 2026.

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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). The Company has not included certain footnote disclosures that would substantially duplicate the disclosures contained in its 2025 Form

10-K, unless the information in those disclosures materially changed or is required by GAAP. The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates. This and other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.
Recent Accounting Pronouncements

The Company's 2025 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future. There are no updates to significant accounting pronouncements recently adopted that have occurred since the Company filed its 2025 Form 10-K. There are no incremental significant accounting pronouncements recently issued and not yet adopted that are expected to impact our operations or financial statements beyond those described in the Company's 2025 Form 10-K. The Company continues to progress with its adoption plans, with no significant updates since the 2025 Form 10-K.

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	March 31, 2026	December 31, 2025
Noninsurance customer receivables	$13,797	$14,707
Pharmaceutical manufacturers receivables	10,914	12,437
Insurance customer receivables	1,652	1,385
Other receivables	244	239
Total	$26,607	$28,768

These accounts receivable are reported net of our allowances of $7.7 billion and $6.8 billion as of March 31, 2026 and December 31, 2025, respectively. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses, and other non-credit adjustments.

The Company's allowance for current expected credit losses was $228 million and $199 million as of March 31, 2026 and December 31, 2025, respectively.

Accounts Receivable Factoring Facilities
The Company maintains uncommitted factoring facilities with a total capacity of $2.0 billion under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. In the first quarter of 2026, the Company entered into a new accounts receivable factoring facility with an initial two-year term, in addition to the previously established accounts receivable factoring facility outlined in Note 3 to the Consolidated Financial Statements included in the Company's 2025 Form 10-K (together, the "Facilities"). The Facilities automatically renew and are subject to automatic one-year renewal terms following the expiration of the initial term unless terminated by either party. The transactions under the Facilities are accounted for as a sale and recorded as a reduction to accounts receivable in the Consolidated Balance Sheets because control of, and risk related to, the accounts receivable are transferred to the financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets. Amounts associated with the Facilities are reflected within Net cash provided by operating activities in the Consolidated Statements of Cash Flows. Factoring fees paid under the Facilities are reflected in Interest expense and other in the Consolidated Statements of Income.
We sold receivables under the Facilities of $0.3 billion and $1.4 billion for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, factoring fees paid were not material. As of March 31, 2026 and December 31, 2025, all sold accounts receivable had been collected. As of March 31, 2026, all collections have been remitted to the financial institution. As of December 31, 2025, there were $0.4 billion of collections that had not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require.
As of March 31, 2026 and December 31, 2025, $1.3 billion and $1.6 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier.
Note 5 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2026			March 31, 2025
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,654		$1,654	$1,323		$1,323
Shares:
Weighted average	262,746		262,746	270,867		270,867
Common stock equivalents		1,271	1,271		2,086	2,086
Total shares	262,746	1,271	264,017	270,867	2,086	272,953
Earnings per share	$6.30	$(0.04)	$6.26	$4.88	$(0.03)	$4.85
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In millions)	2026	2025
Anti-dilutive options	2.3	2.3

On April 22, 2026, the Board of Directors of The Cigna Group (the "Board") declared the second quarter cash dividend of $1.56 per share of The Cigna Group common stock to be paid on June 18, 2026 to shareholders of record on June 4, 2026. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by the Board and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
The Company held approximately 141.4 million shares of common stock in treasury as of March 31, 2026, 141.1 million shares as of December 31, 2025 and 134.1 million shares as of March 31, 2025.
Note 6 – Debt
Short-Term and Long-Term Debt. During the three months ended March 31, 2026, the Company repaid $550 million 1.250% senior notes that matured in March 2026. For more information regarding our short-term and long-term debt, see Note 7 to the Consolidated Financial Statements in the Company's 2025 Form 10-K.

Revolving Credit Agreement. The Company maintains a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030, with an option to extend the maturity date for additional one-year periods, subject to consent of the banks (the "Credit Agreement"). Our Credit Agreement provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of March 31, 2026, there was no outstanding balance under the Credit Agreement.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. There was no commercial paper balance as of March 31, 2026.

Interest Expense. Interest expense on long-term and short-term debt was $357 million for the three months ended March 31, 2026 and $362 million for the three months ended March 31, 2025.

Note 7 – Insurance and Contractholder Liabilities

A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	March 31, 2026			December 31, 2025			March 31, 2025
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,856	$64	$4,920	$4,180	$61	$4,241	$4,508
Other	152	164	316	167	176	343	366
Future policy benefits
Cigna Healthcare	37	148	185	38	153	191	192
Other Operations	139	3,008	3,147	142	3,081	3,223	3,308
Contractholder deposit funds	329	5,701	6,030	336	5,778	6,114	6,251
Market risk benefits	28	647	675	25	649	674	830
Unearned premiums	914	45	959	822	40	862	838
Total insurance and contractholder liabilities	$6,455	$9,777	$16,232	$5,710	$9,938	$15,648	$16,293
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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.7 billion as of March 31, 2026 and $4.4 billion as of March 31, 2025.
Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025 (1)
Beginning balance	$4,241	$5,018
Less: Reinsurance and other amounts recoverable	147	159
Beginning balance, net	4,094	4,859
Incurred costs related to:
Current year	7,852	10,606
Prior years	(188)	(222)
Total incurred	7,664	10,384
Paid costs related to:
Current year	4,119	6,078
Prior years	2,859	3,472
Total paid	6,978	9,550
Less: Divestiture and other	—	1,323
Ending balance, net	4,780	4,370
Add: Reinsurance and other amounts recoverable	140	138
Ending balance	$4,920	$4,508
(1) Includes unpaid claims amounts classified as liabilities of businesses held for sale prior to the completion of the HCSC transaction. As of December 31, 2024, includes $983 million classified as liabilities of businesses held for sale.

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims of certain business for which the Company administers the plan benefits without any right of offset. See Note 8 to the Consolidated Financial Statements for additional information on reinsurance.
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Three Months Ended March 31,
	2026		2025
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$96	0.3%	$96	0.3%
Medical cost trend	92	0.3	126	0.3
Total favorable variance	$188	0.6%	$222	0.6%
(1)Percentage of current year incurred costs as reported for the year ended December 31, 2025.
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

C.Future Policy Benefits

The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	March 31, 2026	March 31, 2025
Interest accretion rate	5.64%	5.64%
Current discount rate	5.39%	5.30%
Weighted average duration	10.5 years	10.8 years

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

Future policy benefits include deferred profit liability of $348 million as of March 31, 2026 and $359 million as of March 31, 2025. Future policy benefits excluding deferred profit liability were $2.8 billion as of March 31, 2026, $2.9 billion as of December 31, 2025, $3.0 billion as of March 31, 2025, and $2.9 billion as of December 31, 2024. Undiscounted expected future policy benefits were $4.1 billion as of March 31, 2026 and $4.3 billion as of March 31, 2025. As of March 31, 2026 and March 31, 2025, $0.8 billion and $0.9 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.0 billion as of March 31, 2026, $6.1 billion as of December 31, 2025 and $6.3 billion as of both March 31, 2025 and December 31, 2024. Approximately 37% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows.

As of March 31, 2026, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.19%, $2.4 billion and $2.8 billion, respectively. The comparative amounts as of March 31, 2025 were 3.20%, $2.8 billion and $2.8 billion, respectively. More than 99% of the $3.8 billion liability as of March 31, 2026 and the $4.0 billion liability as of March 31, 2025 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.2 billion as of both period ends represented contracts with policies at the guarantee. At these same period ends, $1.0 billion and $1.2 billion was 50 - 150 basis points ("bps") above the guarantee, and the remaining $1.6 billion as of both March 31, 2026 and March 31, 2025 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both March 31, 2026 and March 31, 2025, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.

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

Market risk benefits activity was as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Balance, beginning of year	$674	$785
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	714	838
Changes due to expected run-off	(6)	(4)
Changes due to capital markets versus expected	13	44
Changes due to policyholder behavior versus expected	(5)	—
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	716	878
Nonperformance risk (own credit risk), end of period	(41)	(48)
Balance, end of period	$675	$830
Reinsured market risk benefit, end of period	$715	$876

The following table presents the net amount at risk and the average attained age of contractholders (weighted by exposure) for contracts assumed by the Company. The net amount at risk is the amount the Company would have to pay to contractholders if all deaths or annuitizations occurred as of the earliest possible date in accordance with the insurance contract. The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded, as discussed further in Note 8 to the Consolidated Financial Statements.

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2026	March 31, 2025
Net amount at risk	$1,194	$1,412
Average attained age of contractholders (weighted by exposure)	77.6 years	77.0 years

Note 8 – Reinsurance
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

The Company's reinsurance recoverables as of March 31, 2026 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$5	$227	$232
BBB- to BBB+ equivalent current credit ratings (2)	—	—	64	64
Not rated	81	3	1	85
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	280	2,810	26	3,116
Not rated	—	4	1	5
Total reinsurance recoverables before market risk benefits	$361	$2,822	$319	$3,502
Allowance for uncollectible reinsurance				(22)
Market risk benefits				715
Total reinsurance recoverables (4)				$4,195
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by a nationally recognized statistical ratings organization ("NRSRO").
(3)Comprised of six reinsurers, of which 77% is held by two reinsurers, Lincoln National Life Insurance Company and Lincoln Life and Annuity Company of New York.
(4)Includes $122 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 7 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining as of March 31, 2026. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both March 31, 2026 and 2025, market risk benefits (shown in the table net of nonperformance risk as of March 31, 2026) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of March 31, 2026, approximately 100% of the Berkshire recoverable is secured by assets in a trust.

Note 9 – Investments
The following table summarizes the Company's investments by category and current or long-term classification:

	March 31, 2026			December 31, 2025
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$453	$7,859	$8,312	$691	$7,671	$8,362
Equity securities	28	3,641	3,669	22	3,534	3,556
Commercial mortgage loans	52	1,220	1,272	86	1,147	1,233
Policy loans	—	1,024	1,024	—	1,082	1,082
Other long-term investments	—	5,158	5,158	—	5,037	5,037
Short-term investments	279	—	279	257	—	257
Total	$812	$18,902	$19,714	$1,056	$18,471	$19,527

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of March 31, 2026:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$674	$566
Due after one year through five years	3,842	3,783
Due after five years through ten years	2,017	1,969
Due after ten years	1,956	1,766
Mortgage and other asset-backed securities	250	228
Total	$8,739	$8,312
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
March 31, 2026
Federal government and agency	$220	$—	$13	$(3)	$230
State and local government	24	—	1	—	25
Foreign government	452	—	9	(9)	452
Corporate	7,793	(135)	121	(402)	7,377
Mortgage and other asset-backed	250	—	1	(23)	228
Total	$8,739	$(135)	$145	$(437)	$8,312

December 31, 2025
Federal government and agency	$215	$—	$15	$(3)	$227
State and local government	24	—	1	—	25
Foreign government	450	—	12	(6)	456
Corporate	7,704	(137)	175	(332)	7,410
Mortgage and other asset-backed	267	—	3	(26)	244
Total	$8,660	$(137)	$206	$(367)	$8,362

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

	March 31, 2026				December 31, 2025
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,674	$1,700	$(26)	609	$384	$386	$(2)	149
Below investment grade	276	283	(7)	632	120	125	(5)	239
More than one year
Investment grade	2,757	3,146	(389)	743	3,044	3,382	(338)	799
Below investment grade	128	143	(15)	82	185	207	(22)	86
Total	$4,835	$5,272	$(437)	2,066	$3,733	$4,100	$(367)	1,273

Equity Securities
The following table provides the values of the Company's equity security investments:

	March 31, 2026		December 31, 2025
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$101	$85	$78	$92
Equity securities with no readily determinable fair value	6,893	3,584	6,792	3,464
Total	$6,994	$3,669	$6,870	$3,556
Commercial Mortgage Loans
Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high-quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. The annual portfolio review performed in the second quarter of 2025 confirmed ongoing strong overall credit quality in line with the previous year's results. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 to the Consolidated Financial Statements in the Company's 2025 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	March 31, 2026			December 31, 2025
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$393	2.13		$355	2.13
60% to 79%	694	1.79		694	1.81
80% to 100%	185	0.92		184	0.79
Total	$1,272	1.74	71%	$1,233	1.72	71%

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

	Carrying Value as of
(In millions)	March 31, 2026	December 31, 2025
Real estate investments	$1,993	$1,895
Securities partnerships	2,961	2,948
Other	204	194
Total	$5,158	$5,037

B.Derivative Financial Instruments
The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities. The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates and to hedge the interest rate risk of certain long-term debt. The Company also has derivative instruments associated with certain equity securities; see Note 12A to the Consolidated Financial Statements in the Company’s 2025 Form 10-K for further information.

As of March 31, 2026, the notional value of interest rate swap contracts increased to $3.5 billion compared with $3.2 billion as of December 31, 2025. There were no other material changes to the Company's individual derivative hedging strategies during the three months ended March 31, 2026. Please refer to the Company's 2025 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of March 31, 2026 and December 31, 2025. The gross fair values of our derivative financial instruments are presented in Note 10 to the Consolidated Financial Statements.

C.Investment Gains and Losses

Net investment gains (losses) before income taxes were $258 million for the three months ended March 31, 2026 versus $(2) million for the three months ended March 31, 2025. Investment results increased primarily due to fair value changes of derivative instruments associated with certain equity securities. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
Note 10 – Fair Value Measurements
For a description of the policies, methods and assumptions that are used to estimate fair value and determine the fair value hierarchy for each class of financial instruments, see Note 12 to the Consolidated Financial Statements in the Company's 2025 Form 10-K.

A.Financial Assets and Financial Liabilities Carried at Fair Value
The following table provides information about the Company's investment and derivative financial assets and liabilities carried at fair value on a recurring basis. Further information regarding insurance assets and liabilities carried at fair value is provided in Note 9E to the Consolidated Financial Statements in the Company's 2025 Form 10-K. Separate account assets are also recorded at fair value on the Company's Consolidated Balance Sheets and are reported separately in the Separate Accounts section below as gains and losses related to these assets generally accrue directly to contractholders.

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Financial assets at fair value
Debt securities
Federal government and agency	$108	$105	$122	$122	$—	$—	$230	$227
State and local government	—	—	25	25	—	—	25	25
Foreign government	—	—	442	446	10	10	452	456
Corporate	—	—	7,106	7,133	271	277	7,377	7,410
Mortgage and other asset-backed	—	—	195	206	33	38	228	244
Total debt securities	108	105	7,890	7,932	314	325	8,312	8,362
Equity securities (1)	44	54	39	36	2	2	85	92
Short-term investments	—	—	279	257	—	—	279	257
Derivative assets	—	—	97	68	1,173	923	1,270	991
Financial liabilities at fair value
Derivative liabilities	$—	$—	$8	$22	$343	$354	$351	$376
(1)Excludes certain equity securities that have no readily determinable fair value.

Level 3 Financial Assets and Financial Liabilities
Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date. Additionally, as discussed in Note 9E to the Consolidated Financial Statements in the Company's 2025 Form 10-K, the Company classifies variable annuity assets and liabilities in Level 3 of the fair value hierarchy.

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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	March 31, 2026	December 31, 2025	Unobservable Input March 31, 2026	March 31, 2026		December 31, 2025
Debt securities
Corporate	$280	$286	Liquidity	10 - 920 (135)	bps	60 - 920 (175)	bps
Mortgage and other asset-backed securities	33	38	Liquidity	115 - 340 (160)	bps	105 - 350 (160)	bps
Other debt securities	1	1
Total Level 3 debt securities	$314	$325

Information about Derivative Instruments. See Note 12A to the Consolidated Financial Statements in the Company’s 2025 Form 10-K for further information regarding our Level 3 derivative instruments.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following table summarizes the changes in financial assets and financial liabilities classified in Level 3. Gains and losses reported in the table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Three Months Ended March 31,
(In millions)	2026	2025
Beginning balance	$896	$417
Gains (losses) included in Shareholders' net income	258	(10)
(Losses) gains included in Other comprehensive loss	(3)	7
Purchases, sales and settlements
Purchases	15	2
Sales	(6)	—
Settlements	(2)	(31)
Total purchases, sales and settlements	7	(29)
Transfers into / (out of) Level 3
Transfers into Level 3	26	18
Transfers out of Level 3	(38)	(30)
Total transfers into / (out of) Level 3	(12)	(12)
Ending balance	$1,146	$373
Total gains (losses) included in Shareholders' net income attributable to instruments held at the reporting date	$258	$(13)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$(3)	$3

Total gains and losses included in Shareholders' net income in the table above are reflected in the Consolidated Statements of Income as Net investment gains/losses and as Net investment income/losses. Gains and losses included in Other comprehensive loss, net of tax, in the table above are reflected in Net unrealized depreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Market activity typically decreases during periods of economic uncertainty, and this decrease in activity reduces the availability of market observable data. As a result, the level of unobservable judgment that must be applied to the pricing of certain instruments increases and is typically observed through the widening of liquidity spreads. Transfers between Level 2 and Level 3 during 2026 and 2025 primarily reflected changes in liquidity estimates for certain private placement issuers across several sectors. See discussion under Level 3 Financial Assets and Financial Liabilities above for more information.
Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the three months ended March 31, 2026 and 2025 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Guaranteed separate accounts (see Note 14)	$238	$247	$332	$330	$—	$—	$570	$577
Non-guaranteed separate accounts (1)	262	271	5,766	5,769	167	209	6,195	6,249
Subtotal	$500	$518	$6,098	$6,099	$167	$209	6,765	6,826
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							662	661
Total							$7,427	$7,487
(1)Non-guaranteed separate accounts include $3.7 billion as of March 31, 2026 and $3.8 billion as of December 31, 2025 in assets supporting the Company's pension plans, including $0.1 billion classified in Level 3 as of March 31, 2026 and $0.2 billion as of December 31, 2025. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three months ended March 31, 2026 or 2025.

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

For the three months ended March 31, 2026 and 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. Observable price changes for equity securities with no readily determinable fair value were not material for the three months ended March 31, 2026 or March 31, 2025.

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

	Classification in Fair Value Hierarchy	March 31, 2026		December 31, 2025
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,227	$1,272	$1,195	$1,233
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,838	$30,783	$29,907	$31,352

Note 11 – Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) ("AOCI") includes net unrealized appreciation/depreciation on securities and derivatives, change in discount rate and instrument-specific credit risk for certain long-duration insurance contractholder liabilities (see Note 7 to the Consolidated Financial Statements), foreign currency translation, and the net postretirement benefits liability adjustment. AOCI includes the Company's share from unconsolidated entities reported on the equity method. Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to Shareholders' net income in the same period that the related pre-tax AOCI reclassifications are recognized.

Shareholders' other comprehensive loss, net of tax, for the three months ended March 31, 2026 and March 31, 2025 is primarily attributable to the change in discount rates for certain long-duration liabilities and unrealized changes in the market values of securities and derivatives, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Securities and derivatives
Beginning balance	$594	$832
Unrealized (depreciation) on securities and derivatives, before reclassification, net of tax benefit of $44 and $49, respectively	(133)	(134)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(1) and $(9), respectively	4	34
Other comprehensive (loss), net of tax	(129)	(100)
Ending balance	$465	$732
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(2,329)	$(2,038)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax benefit of $214 and $33, respectively	(636)	(108)
Amounts reclassified to Shareholders' net income, net of tax expense of $— and $16, respectively	—	(56)
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit of $214 and $49, respectively	(636)	(164)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit of $— and $1, respectively	1	(4)
Other comprehensive (loss), net of tax	(635)	(168)
Ending balance	$(2,964)	$(2,206)
Translation of foreign currencies
Beginning balance	$(127)	$(198)
Net translation of foreign currencies, before reclassification, net of tax benefit (expense) of $2 and $(6), respectively	(35)	13
Ending balance	$(162)	$(185)
Postretirement benefits liability
Beginning balance	$(944)	$(937)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(2) and $(2), respectively	7	6
Ending balance	$(937)	$(931)
Total Accumulated other comprehensive loss
Beginning balance	$(2,806)	$(2,341)
Shareholders' other comprehensive (loss), net of tax benefit of $257 and $82, respectively	(792)	(249)
Ending balance	$(3,598)	$(2,590)

Note 12 – Strategic Optimization Program
In the first quarter of 2025, the Company commenced an enterprise-wide initiative to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. The Company expects that the program will continue through 2028 and is continuing to evaluate additional opportunities to improve the overall efficiency and effectiveness of our operations. The program includes severance and other employee costs, asset impairments and accelerated asset amortization, and the operating results of certain small non-strategic businesses that we plan to discontinue.

During the three months ended March 31, 2026, we reported total costs of $380 million pre-tax ($290 million after-tax) associated with this initiative, compared with $215 million ($163 million after-tax) for the three months ended March 31, 2025. The total costs for the three months ended March 31, 2026 included $377 million, pre-tax in Selling, general and administrative expenses, which was primarily associated with severance ($337 million). The total costs for the three months ended March 31, 2025 included $198 million, pre-tax in Selling, general and administrative expenses, which was primarily associated with severance ($171 million).

Program-to-date total costs of $1,129 million pre-tax ($855 million after-tax) included $993 million in Selling, general and administrative expenses, which were primarily associated with severance ($715 million) and asset impairments ($101 million). The remainder of the total program costs reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2026. See Note 15 to the Consolidated Financial Statements for further details of the strategic optimization program by segment.

The following table presents a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2025	$140
2026 charges	337
2026 payments	(75)
Balance, March 31, 2026	$402

Note 13 – Income Taxes
Income Tax Expense. The 18.0% effective tax rate for the three months ended March 31, 2026 was higher than the 14.5% rate for the three months ended March 31, 2025 primarily due to the absence of a benefit related to the HCSC transaction.
Note 14 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2026, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $390 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of March 31, 2026. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of March 31, 2026 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.

The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of March 31, 2026.
C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the three months ended March 31, 2026.

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

Note 15 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments. The Chair and Chief Executive Officer is the chief operating decision maker ("CODM") responsible for making decisions about resources to be allocated to each segment and assessing its performance.
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management, including the CODM, believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability to enable resource allocation decisions. We define pre-tax adjusted income (loss) from operations as income (loss) before income taxes excluding pre-tax income (loss) attributable to noncontrolling interests, net investment gains/losses, amortization of acquired intangible assets and special items. The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management, including the CODM, believes are not representative of the underlying results of normal, recurring operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management, including the CODM, believes are not representative of the underlying results of normal, recurring operations due to their nature or size. We exclude these items from this measure because management, including the CODM, believes they are not indicative of past or future underlying performance of the business.
The Company does not report total assets by segment because this is not a metric used by the CODM to allocate resources or evaluate segment performance.

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended March 31,
	2026		2025
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax
Strategic optimization program (primarily Selling, general and administrative expenses)	$380	$290	$215	$163
Integration and transaction-related costs (Selling, general and administrative expenses)	35	27	216	164
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	16	—	17
(Gain) on sale of businesses	—	(3)	(41)	(115)
(Benefits) associated with litigation matters (Selling, general and administrative expenses)	(11)	(8)	—	—
Total impact from special items	$404	$322	$390	$229

Integration and Transaction-Related Costs. For the three months ended March 31, 2026 and March 31, 2025 the Company incurred transaction-related costs, as shown in the table above, associated with the HCSC transaction. These costs incurred consisted primarily of post-closing technology activities to separate the divested systems; fees for legal, advisory and other professional services; and certain employment-related costs.

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended March 31, 2026
Revenues from external customers	$58,206	$10,039	$47	$—	$68,292
Intersegment revenues	211	1,312	3	(1,526)
Net investment income	25	103	70	4	202
Total revenues	58,442	11,454	120	(1,522)	68,494
Net investment results from certain equity method investments	—	23	—	—	23
Adjusted revenues	$58,442	$11,477	$120	$(1,522)	$68,517
Pharmacy and other service costs	55,700	—
Medical costs	—	7,664
Selling, general and administrative expenses	1,049	2,301
Other segment items (1)
Interest (expense) and other	(1)	2
Less: Income attributable to noncontrolling interests	226	—
Pre-tax adjusted income (loss) from operations	1,466	1,514	27	(404)	2,603

Income (loss) before income taxes	$1,561	$1,481	$24	$(796)	$2,270
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(226)	—	—	—	(226)
Net investment (gains) losses (2)	(261)	29	—	(3)	(235)
Amortization of acquired intangible assets	388	2	—	—	390
Special items
Strategic optimization program	4	13	3	360	380
Integration and transaction-related costs	—	—	—	35	35
(Benefits) associated with litigation matters	—	(11)	—	—	(11)
Pre-tax adjusted income (loss) from operations	$1,466	$1,514	$27	$(404)	$2,603

Other segment information
Depreciation and amortization	$560	$83	$2	$5	$650
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

Revenue from external customers includes Pharmacy revenues, Premiums, and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended March 31,
(In millions)	2026	2025
Products (Pharmacy revenues) (ASC 606)
Network revenues	$31,080	$28,212
Home delivery and specialty revenues	19,788	18,937
Other revenues	3,426	3,077
Total Evernorth Health Services	54,294	50,226
Other Operations	—	13
Corporate and eliminations	(257)	(1,606)
Total Pharmacy revenues	54,037	48,633
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	4,996	4,688
Medicare Advantage	—	2,363
Stop loss	2,116	1,868
Individual and Family Plans	873	859
Other	507	1,872
U.S. Healthcare	8,492	11,650
International Health	1,113	978
Total Cigna Healthcare	9,605	12,628
Other Operations	53	81
Corporate and eliminations	154	27
Total Premiums	9,812	12,736
Services (Fees) (ASC 606) and other revenues (1)
Evernorth Health Services	4,123	3,424
Cigna Healthcare	1,746	1,771
Other Operations	(3)	12
Corporate and eliminations	(1,423)	(1,312)
Total Fees and other revenues (1)	4,443	3,895
Total revenues from external customers	$68,292	$65,264
(1)Other revenues for the three months ended March 31, 2026 and 2025 were $159 million and $162 million, respectively.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period, and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $2.0 billion as of March 31, 2026 and $1.8 billion as of December 31, 2025.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2026 compared with December 31, 2025 and our results of operations for the three months ended March 31, 2026 compared with the same period last year, and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A in our 2025 Form 10-K.

Unless otherwise indicated, financial information in this MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding the Company's significant accounting policies and see Note 2 to the Consolidated Financial

Statements in this Form 10-Q for updates to those policies resulting from adopting new accounting guidance, if any. The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors call for caution in estimating full-year results based on interim results of operations. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

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
The Company uses "pre-tax adjusted income (loss) from operations" and "adjusted revenues" as its principal financial measures of segment operating performance because management believes these metrics reflect the underlying results of business operations and facilitate analysis of trends in underlying revenue, expenses and profitability. We define adjusted income (loss) from operations as shareholders' net income (or income (loss) before income taxes less pre-tax income (loss) attributable to noncontrolling interests for the segment metric) excluding net investment gains/losses, amortization of acquired intangible assets and special items. The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting are also excluded. Special items are matters that management believes are not representative of the underlying results of normal, recurring operations due to their nature or size. Adjusted income (loss) from operations is measured on an after-tax basis for consolidated results and on a pre-tax basis for segment results. Consolidated adjusted income (loss) from operations is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders' net income. See the below Financial Highlights section for a reconciliation of consolidated adjusted income from operations to shareholders' net income.
The Company defines adjusted revenues as total revenues excluding the following adjustments: special items and The Cigna Group's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting. Special items are matters that management believes are not representative of the underlying results of normal, recurring operations due to their nature or size. We exclude these items from this measure because management believes they are not indicative of past or future underlying performance of the business. Adjusted revenues is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, total revenues. See the below Financial Highlights section for a reconciliation of consolidated adjusted revenues to total revenues.

See Note 15 to the Consolidated Financial Statements for additional discussion of these metrics and a reconciliation of income (loss) before income taxes to pre-tax adjusted income (loss) from operations, as well as a reconciliation of Total revenues to adjusted revenues. Note 15 to the Consolidated Financial Statements also explains that segment revenues include both external revenues and sales between segments that are eliminated in Corporate. Ratios presented in the segment discussion exclude the same items as adjusted revenues and pre-tax adjusted income (loss) from operations.

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
Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to manage health care costs and respond to price competition, inflation and other pressures that could compress our margins or result in premiums that are insufficient to cover the cost of services delivered to our customers; our ability to compete effectively, differentiate our products and services from those of our competitors and adapt to changes in an evolving and rapidly changing industry; our ability to develop and effectively implement products and services to improve the accessibility, affordability and transparency of health care; changes in drug pricing or industry pricing benchmarks; our ability to maintain relationships with one or more key pharmaceutical manufacturers or if payments made or discounts provided decline; changes in the pharmacy provider marketplace or pharmacy networks; the potential for actual claims to exceed our estimates related to expected medical claims; our ability to develop and maintain satisfactory relationships with health care payors, physicians, hospitals, other health service providers and with producers and consultants; potential liability in connection with managing medical practices and operating pharmacies, onsite clinics and other types of medical facilities; uncertainties surrounding participation in government-sponsored programs and providing services to payors who participate in government-sponsored programs; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; compliance with applicable privacy, security and data laws, regulations and standards; the outcome of litigation, regulatory audits and investigations; compliance costs and potential failure of our prevention, detection and control systems; our ability to invest in and properly maintain our information technology and other business systems; our ability to prevent or contain effects of a potential cyberattack or other privacy or data security incident; risks related to our use of artificial intelligence and machine learning; dependence on success of relationships with third parties; risk of significant disruption within our operations or among key suppliers or third parties; political, legal, operational, regulatory, economic and other risks that could affect our multinational operations, including currency exchange rates; risks related to strategic transactions and realization of the expected benefits of such transactions, as well as integration or separation difficulties or underperformance relative to expectations which could lead to an impairment charge; our ability to achieve our strategic and operational initiatives; unfavorable economic and market conditions, the risk of a recession or other economic downturn and resulting impact on employment metrics, stock market or changes in interest rates; risks related to a downgrade in financial strength ratings of our insurance subsidiaries; the impact of our significant indebtedness and the potential for further indebtedness in the future; credit risk related to our reinsurers; as well as more specific risks and uncertainties discussed in Part I, Item 1A - "Risk Factors" in our 2025 Form 10-K, discussed in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.
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

EXECUTIVE OVERVIEW
The Cigna Group, together with its subsidiaries (either individually or collectively referred to as the "Company," "we," "us" or "our"), is a global health company committed to creating a better future for every individual and every community. Our subsidiaries offer a differentiated set of pharmacy, medical, behavioral, dental, and related products and services. For further information on our business and strategy, see Part I, Item 1 - "Business" in our 2025 Form 10-K.

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Change
Pharmacy revenues	$54,037	$48,633	11%
Premiums	9,812	12,736	(23)
Fees and other revenues	4,443	3,895	14
Net investment income	202	238	(15)
Total revenues	68,494	65,502	5
Pharmacy and other service costs	54,100	48,398	12
Medical costs and other benefit expenses	7,924	10,498	(25)
Selling, general and administrative expenses	3,722	4,213	(12)
Amortization of acquired intangible assets	390	422	(8)
Total benefits and expenses	66,136	63,531	4
Income from operations	2,358	1,971	20
Interest expense and other	(357)	(362)	(1)
Gain on sale of businesses	11	41	(73)
Net investment gains (losses)	258	(2)	N/M
Income before income taxes	2,270	1,648	38
Total income taxes	409	239	71
Net income	1,861	1,409	32
Less: Net income attributable to noncontrolling interests	207	86	141
Shareholders' net income	$1,654	$1,323	25%
Consolidated effective tax rate	18.0%	14.5%	350	bps

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2026		2025
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,654		$1,323
Adjustments to reconcile to adjusted income from operations
Net investment (gains) (1)	$(235)	(233)	$(48)	(48)
Amortization of acquired intangible assets	390	315	422	336
Special items
Strategic optimization program	380	290	215	163
Integration and transaction-related costs	35	27	216	164
Deferred tax expenses, net	—	16	—	17
(Gain) on sale of businesses	—	(3)	(41)	(115)
(Benefits) associated with litigation matters	(11)	(8)	—	—
Total special items	$404	322	$390	229
Adjusted income from operations		$2,058		$1,840
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

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended March 31,
	2026		2025
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$6.26		$4.85
Adjustments to reconcile to adjusted income from operations
Net investment (gains) (1)	$(0.89)	(0.88)	$(0.18)	(0.18)
Amortization of acquired intangible assets	1.48	1.19	1.54	1.23
Special items
Strategic optimization program	1.44	1.10	0.79	0.60
Integration and transaction-related costs	0.13	0.10	0.79	0.60
Deferred tax expenses, net	—	0.06	—	0.06
(Gain) on sale of businesses	—	(0.01)	(0.15)	(0.42)
(Benefits) associated with litigation matters	(0.04)	(0.03)	—	—
Total special items	$1.53	1.22	$1.43	0.84
Adjusted income from operations		$7.79		$6.74
(1) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Financial highlights by segment
	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2026	2025	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$58,442	$53,681	9%
Cigna Healthcare	11,477	14,482	(21)
Other Operations	120	175	(31)
Corporate, net of eliminations	(1,522)	(2,886)	(47)
Adjusted revenues	68,517	65,452	5
Net investment results from certain equity method investments	(23)	50	N/M
Total revenues	$68,494	$65,502	5%
Shareholders' net income	$1,654	$1,323	25%
Adjusted income from operations	$2,058	$1,840	12%
Earnings per share (diluted)
Shareholders' net income	$6.26	$4.85	29%
Adjusted income from operations	$7.79	$6.74	16%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,466	$1,434	2%
Cigna Healthcare	1,514	1,287	18
Other Operations	27	—	N/M
Corporate, net of eliminations	(404)	(411)	(2)
Consolidated pre-tax adjusted income from operations	2,603	2,310	13
Income attributable to noncontrolling interests	226	102	122
Net investment gains (1)	235	48	N/M
Amortization of acquired intangible assets	(390)	(422)	(8)
Special items	(404)	(390)	4
Income before income taxes	$2,270	$1,648	38%
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Commentary: Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
The commentary presented below, and the segment commentaries that follow, compare results for the three months ended March 31, 2026 with results for the three months ended March 31, 2025. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income increased 25%, primarily reflecting higher adjusted income from operations in Cigna Healthcare, as well as Evernorth Health Services. See discussion of segment results in the "Segment Reporting" section.
Adjusted income from operations. See discussion of segment results in the "Segment Reporting" section.
Pharmacy revenues increased 11%, primarily reflecting changes in claims composition (defined in the "Segment Reporting" section) within our Pharmacy Benefit Services operating segment.
Premiums decreased 23%, primarily driven by the impact of the HCSC transaction (defined in the "Segment Reporting" section) (-30%), offset primarily by higher premium rates within our ongoing U.S. Healthcare businesses.
Fees and other revenues increased 14%, primarily reflecting growth in fee-based services within our Pharmacy Benefit Services operating segment.
Net investment income decreased 15%, primarily due to lower average assets, due to the impact of the HCSC transaction.
Pharmacy and other service costs increased 12%, primarily reflecting changes in claims composition within our Pharmacy Benefit Services operating segment.
Medical costs and other benefit expenses decreased 25%, primarily driven by the impact of the HCSC transaction (-32%), offset primarily by higher medical costs within our ongoing U.S. Healthcare businesses.
Selling, general and administrative ("SG&A") expenses decreased 12%, primarily impacted by the HCSC transaction.
Investment results increased, primarily due to fair value changes of derivative instruments associated with certain equity securities.

The effective tax rate increased, primarily due to the absence of a benefit related to the HCSC transaction.

SEGMENT REPORTING
Evernorth Health Services Segment
Evernorth Health Services includes our Pharmacy Benefit Services and Specialty and Care Services operating segments, which provide independent and coordinated health solutions and capabilities to enable the health care system to work better and help people live healthier lives. As described in the MD&A introduction, the performance of Evernorth Health Services is measured using adjusted revenues and pre-tax adjusted income (loss) from operations.
Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations are claims volume, claims composition and client- and customer-focused initiatives. Specialty and Care Services revenues are also impacted by customer and client growth. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information on revenue and cost recognition policies for this segment.

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
•The composition of claims generally considers the types of drugs, including the mix of claims among branded and higher priced specialty drugs compared to generic or biosimilar alternatives. We manage pharmaceutical manufacturer increases in prices through programs designed to reduce drug spend, providing positive impacts on our clients, our customers and us. Changes to claims mix, including types of drugs, distribution methods, pharmaceutical manufacturer prices (including government programs) and alternative uses of drugs within our formularies continue to be a significant driver of our revenues and income from operations in the current environment.

•The business continues to evolve amid changing legislative, regulatory, and client dynamics, including our business model plans announced in October 2025. The Company has undertaken certain client- and customer-focused initiatives, which include proactive renewals or extensions of large client contracts, investments to support the recently announced rebate-free model, and multi-stakeholder recontracting efforts (including affordability-related contract changes and responses to government programs such as the Inflation Reduction Act). These initiatives are intended to support long-term growth, reduce medication costs, and enhance transparency and are expected to impact income from operations.

Key factors that impact Specialty and Care Services:
•Customer and client growth, both organic and new business, and key strategic relationships in our Specialty and Care Services business generally results in increased revenues and income from operations (also referred to as growth). This includes client movement in our specialty pharmacy, specialty distribution services, virtual care, benefits management and behavioral health services as we expand our businesses.

Results of Operations

Financial Summary
	Three Months Ended March 31,
(Dollars in millions)	2026	2025	Change
Adjusted revenues (1)	$58,442	$53,681	9%
Pre-tax adjusted income from operations (1)	$1,466	$1,434	2%
Pre-tax margin (1)(2)	2.5%	2.7%	(20)	bps
SG&A expense ratio (3)	1.8%	1.9%	(10)	bps
(1)See Note 15 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 15 to the Consolidated Financial Statements for further details.
In this selected financial information, we present adjusted revenues and pre-tax income from operations by our two operating segments, Pharmacy Benefit Services and Specialty and Care Services.

Selected Financial Information
	Three Months Ended March 31,		Change
(Dollars and adjusted scripts in millions)	2026	2025
Total adjusted revenues
Pharmacy Benefit Services	$33,002	$29,742	11%
Specialty and Care Services	25,440	23,939	6
Total adjusted revenues	$58,442	$53,681	9%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$394	$544	(28)%
Specialty and Care Services	1,072	890	20
Total pre-tax adjusted income from operations	$1,466	$1,434	2%
Pharmacy claim volume (1)	527	539	(2)%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025

Commentary in parentheses regarding percentage changes (or bps) represents the driver's impact on the overall category.

Adjusted revenues increased 9%, primarily reflecting an increase due to claims composition in Pharmacy Benefit Services (+7%) and higher claims volume from customer growth in Specialty and Care Services (+2%).

Pre-tax adjusted income from operations increased 2%, primarily reflecting growth in Specialty and Care Services (+13%), partially offset by client- and customer-focused initiatives in Pharmacy Benefits Services (-8%) and a decrease in claims volume in Pharmacy Benefit Services (-3%).

The SG&A expense ratio decreased 10 bps, primarily reflecting higher adjusted revenues as discussed above.

Cigna Healthcare Segment
Cigna Healthcare includes our U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. As described in the MD&A introduction, performance of the Cigna Healthcare segment is measured using adjusted revenues and pre-tax adjusted income from operations.
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment (the "HCSC transaction").
Key Factors Affecting Segment Performance

The key factors that impact the segment's revenues and income from operations include revenue growth, customer growth, medical cost trend, the medical care ratio ("MCR") and the SG&A expense ratio. These key factors are discussed further below. See Note 2 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information on revenue and cost recognition policies for this segment.

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
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025
Adjusted revenues (1)	$11,477	$14,482	(21)%
Pre-tax adjusted income from operations (1)	$1,514	$1,287	18%
Pre-tax margin (1)(2)	13.2%	8.9%	430	bps
Medical care ratio	79.8%	82.2%	(240)	bps
SG&A expense ratio (3)	20.0%	19.4%	60	bps
(1)See Note 15 to the Consolidated Financial Statements for reconciliation of adjusted revenues and pre-tax adjusted income from operations to Total revenues and Income before income taxes, respectively.
(2)Pre-tax margin is calculated as pre-tax adjusted income from operations divided by adjusted revenues.
(3)SG&A expense ratio is calculated as segment selling, general and administrative expenses divided by adjusted revenues. See Note 15 to the Consolidated Financial Statements for further details.
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues decreased 21%, or $3,005 million, primarily due to the impact of the HCSC transaction (-$3,850 million), partially offset by higher premiums within employer insured (+$308 million) and stop loss (+$248 million), primarily reflecting premium rate increases.
Pre-tax adjusted income from operations increased 18%, or $227 million, primarily due to higher contributions from U.S. Healthcare, reflecting improved margins in both the U.S. Employer and Individual and Family Plans businesses.
The medical care ratio decreased 240 bps, due to the impact of the HCSC transaction.

The SG&A expense ratio increased 60 bps, primarily due to the impact of the HCSC transaction (+170 bps), partially offset by expense management efficiencies (-70 bps) and revenue growth outpacing volume-related expenses within the ongoing businesses (-60 bps).

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

Cigna Healthcare Medical Customers
	As of March 31,
(In thousands)	2026	2025	Change
U.S. Healthcare	2,493	2,645	(6)%
International Health (1)	1,241	1,227	1
Insured	3,734	3,872	(4)%
U.S. Healthcare	14,130	13,719	3%
International Health (1)	470	452	4
Administrative services only	14,600	14,171	3%
Total	18,334	18,043	2%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers increased 2%, primarily due to customer growth within the Middle Market and Select market segments (+3% and +1%, respectively), partially offset by a decrease in National Accounts segment customers (-2%).

Unpaid Claims and Claim Expenses

Our unpaid claims and claim expenses liability increased to $4,920 million as of March 31, 2026 from $4,241 million as of December 31, 2025, primarily due to stop loss seasonality.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the MD&A introduction, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025
Adjusted revenues	$120	$175	(31)%
Pre-tax adjusted income from operations	$27	$—	N/M	%
Pre-tax margin	22.5%	—%	2,250	bps
Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
Adjusted revenues decreased and Pre-tax adjusted income from operations increased, primarily driven by the discontinuation of certain small non-strategic businesses.

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

Financial Summary
	Three Months Ended March 31,		Change
(In millions)	2026	2025
Pre-tax adjusted loss from operations	$(404)	$(411)	(2)%

Three Months Ended March 31, 2026 versus Three Months Ended March 31, 2025
Pre-tax adjusted loss from operations decreased, primarily due to lower interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's cash requirements generally consist of pharmacy, medical and other benefit costs; operating and capital expenditures primarily for employee compensation and benefits, information technology, and facilities costs; purchases of investment securities; income taxes; debt service; and payment of declared dividends.
Liquidity requirements are generally met by maintaining appropriate levels of cash, cash equivalents and short-term investments; using cash flows from operating activities; matching durations of investments to estimated durations for the related liabilities; selling investments; and using proceeds from issuing debt and common stock.
Cash flows for the three months ended March 31 were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Operating activities	$1,131	$1,920
Investing activities	$(637)	$1,197
Financing activities	$(1,141)	$(3,681)

The following discussion explains variances in the various categories of cash flows for the three months ended March 31, 2026 compared with the same period in 2025.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums and medical costs, fees, investment income, taxes, and other expenses.
Operating cash flows decreased for the three months ended March 31, 2026, primarily due to the unfavorable net cash flow impact related to the Inflation Reduction Act, lower insurance liabilities, and the timing of pharmaceutical manufacturer receivables. These decreases are partially offset by the favorable timing of noninsurance customer receivables and accounts receivable factoring settlements.
Investing Activities. The increase in cash used in investing activities reflects the absence of the net proceeds from the HCSC transaction.
Financing Activities. The decrease in net cash used in financing activities in 2026 is primarily driven by the absence of share repurchases as well as lower debt repayments.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $0.5 billion for the three months ended March 31, 2026 and 2025. Non-regulated subsidiaries also generate significant cash flows from operating activities, which are typically available immediately to the parent company for general corporate purposes.
Funds Available
Commercial Paper Program. There was no commercial paper outstanding balance as of March 31, 2026.
Revolving Credit Agreement. Our revolving credit agreement provides us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. See Note 6 to the Consolidated Financial Statements for further information on our credit agreement and commercial paper program.
As of March 31, 2026, we had $6.5 billion of undrawn committed capacity under our revolving credit agreement (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $6.5 billion of remaining capacity under our commercial paper program, and $7.3 billion in cash and short-term investments, approximately $1.1 billion of which was held by the parent company or certain non-regulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 42.3% and 43.0% as of March 31, 2026 and December 31, 2025, respectively.
We actively monitor our debt obligations and engage in issuance and repayment activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.4 billion from its subsidiaries without further approvals as of March 31, 2026.
Regulatory Restrictions. Dividends from our insurance, Health Maintenance Organization ("HMO") and certain foreign subsidiaries are subject to regulatory restrictions. See Note 20 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding these restrictions. Most of the Evernorth Health Services segment operations are not subject to regulatory restrictions regarding dividends and therefore provide significant financial flexibility to The Cigna Group.

Use of Capital Resources
Our capital resources are directed towards several areas, including (i) investing in capital expenditures (primarily related to technology to support innovative solutions for our clients and customers), providing the capital necessary to maintain or improve the financial strength ratings of subsidiaries, and repaying debt and funding pension obligations if necessary; (ii) paying dividends to shareholders; (iii) considering acquisitions and investments that are strategically and economically advantageous; and (iv) returning capital to shareholders through share repurchases.

Short-Term and Long-Term Debt. See Note 6 to the Consolidated Financial Statements for further information regarding changes to our short-term and long-term debt. The Company may, from time to time, repay or repurchase debt in advance of maturities when it deems appropriate.

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.3 billion in both the three months ended March 31, 2026 and 2025.

Dividends. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by our Board of Directors ("Board") and our Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. See Note 5 to the Consolidated Financial Statements for further information regarding future dividend declarations.
Share Repurchases. The Company maintains a share repurchase program authorized by our Board, under which it may repurchase shares of its common stock from time to time. There were no share repurchases during the three months ended March 31, 2026, compared with repurchases of 5.0 million shares for approximately $1.5 billion during the three months ended March 31, 2025.

Risks to Liquidity and Capital Resources

Risks to our liquidity and capital resources outlook include cash projections that may not be realized, and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings or we experience material adverse effects from one or more risks or uncertainties described more fully in the "Risk Factors" section in our 2025 Form 10-K.
Guarantees and Contractual Obligations
We are contingently liable for various contractual obligations and financial and other guarantees entered into in the ordinary course of business. See Note 14 to the Consolidated Financial Statements for discussion of various guarantees.

During the three months ended March 31, 2026, there were no material changes to the guarantees and contractual obligations set forth in our 2025 Form 10-K.

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
Management has discussed how critical accounting estimates are developed and selected with the Audit and Compliance Committee of our Board, and the Audit and Compliance Committee has reviewed the disclosures presented in our 2025 Form 10-K. We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2025 Form 10-K. As of March 31, 2026, there were no significant changes to the critical accounting estimates from what was reported in our 2025 Form 10-K.

INVESTMENT ASSETS
Information regarding our investment assets is included in Notes 9, 10 and 11 to the Consolidated Financial Statements.

Investment Outlook
Investment results will be driven largely by market conditions that are not reasonably predictable. We believe that the vast majority of our investments will continue to perform under their contractual terms. We manage the portfolio for long-term economics; therefore, we expect to hold a significant portion of these assets for the long term.

The below discussion addresses the strategies and risks associated with our various classes of investment assets. See Part I, Item 1A - "Risk Factors" in our 2025 Form 10-K for additional information regarding risks associated with our investment portfolio.

Debt Securities
The carrying value of our debt securities portfolio decreased from $8.4 billion as of December 31, 2025 to $8.3 billion as of March 31, 2026. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of March 31, 2026, $7.3 billion, or 88%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.0 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment-grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Commercial Mortgage Loans
As of March 31, 2026, our $1.3 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans. Given the quality and diversity of the underlying real estate, positive debt service coverage, loan-to-value ratio and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 9 to the Consolidated Financial Statements.
Office sector fundamentals are weak but have begun to stabilize for higher-quality assets. Our commercial mortgage loan portfolio has approximately 25% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our results of operations, financial condition or liquidity.

Other Long-Term Investments
Other long-term investments of $5.2 billion as of March 31, 2026 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 4% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $19.1 billion as of March 31, 2026. These investments were comprised of approximately 70% debt securities, including government and corporate debt diversified by issuer, industry and geography; 20% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of March 31, 2026. See Note 14 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding unconsolidated subsidiaries.

MARKET RISK
Financial Instruments
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk – Financial Instruments" included in the MD&A section in our 2025 Form 10-K.

As of March 31, 2026, there was no material change in our risk exposure as reported in our 2025 Form 10-K.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under "Legal and Regulatory Matters" in Note 14 to the Consolidated Financial Statements is incorporated herein by reference.
Item 1A. RISK FACTORS
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A - "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended March 31, 2026:

Period	Total # of shares purchased (1)	Average price paid per share (1) (3)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
January 1 - 31, 2026	621	$271.97	—	$6,730
February 1 - 28, 2026	247,549	$287.54	—	$6,730
March 1 - 31, 2026	20,230	$276.51	—	$6,730
Total	268,400	$286.67	—	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 621 shares in January, 247,549 shares in February and 20,230 shares in March 2026.
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

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended March 31, 2026, the following 10b5-1 director and officer trading plan arrangement change occurred:
1.On February 6, 2026, David Cordani, Chair and Chief Executive Officer of The Cigna Group, adopted a 10b5-1 plan. Mr. Cordani's plan provides for (i) the sale of shares of The Cigna Group common stock issuable upon vesting of performance awards (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 62,366 shares subject to the awards at the target level of performance), net of shares withheld to satisfy applicable tax obligations; and (ii) the exercise of up to 212,543 vested stock options and the associated sale of shares of The Cigna Group common stock acquired upon exercise to cover the exercise price, applicable tax obligations and fees and 50% of the resulting net shares acquired upon exercise (such limitation reflecting The Cigna Group stock ownership guidelines), through April 30, 2027.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934 and the Company's policies regarding insider transactions.

Item 6. EXHIBITS
INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of The Cigna Group	Filed by the registrant as Exhibit 3.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2023 and incorporated herein by reference.
3.2	Amended and Restated By-laws of The Cigna Group	Filed by the registrant as Exhibit 3.3 to the Current Report on Form 8-K on February 13, 2023 and incorporated herein by reference.
10.1*	Offer Letter for David Cordani dated February 25, 2026	Filed herewith.
10.2*	Offer Letter for Brian Evanko dated February 25, 2026	Filed herewith.
10.3*	Form of The Cigna Group Long-Term Incentive Plan (the “Cigna LTIP”): Nonqualified Stock Option Grant Agreement	Filed herewith.
10.4*	Form of Cigna LTIP: Strategic Performance Share Grant Agreement	Filed herewith.
10.5*	Form of Cigna LTIP: Restricted Stock Grant Agreement	Filed herewith.
10.6*	Form of Cigna LTIP: Covenant Agreement	Filed herewith.
10.7*	Form of Cigna LTIP: Strategic Performance Share Grant Agreement for David Cordani	Filed herewith.
31.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of The Cigna Group pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101
The following materials from The Cigna Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: April 30, 2026

THE CIGNA GROUP

/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)