Form 10-Q
period 2026-06-30
Cigna Group
filed 2026-07-30
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No
As of July 24, 2026, 264,240,486 shares of the issuer's Common Stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenues
Pharmacy revenues	$57,172	$53,649	$111,209	$102,282
Premiums	9,859	9,156	19,671	21,892
Fees and other revenues	4,365	4,137	8,808	8,032
Net investment income	272	236	474	474
TOTAL REVENUES	71,668	67,178	140,162	132,680
Benefits and expenses
Pharmacy and other service costs	56,703	53,268	110,803	101,666
Medical costs and other benefit expenses	8,430	7,749	16,354	18,247
Selling, general and administrative expenses	3,470	3,433	7,192	7,646
Amortization of acquired intangible assets	389	422	779	844
TOTAL BENEFITS AND EXPENSES	68,992	64,872	135,128	128,403
Income from operations	2,676	2,306	5,034	4,277
Interest expense and other	(356)	(337)	(713)	(699)
Gain on sale of businesses	6	—	17	41
Net investment (losses) gains	(69)	52	189	50
Income before income taxes	2,257	2,021	4,527	3,669
TOTAL INCOME TAXES	382	389	791	628
Net income	1,875	1,632	3,736	3,041
Less: Net income attributable to noncontrolling interests	215	100	422	186
SHAREHOLDERS' NET INCOME	$1,660	$1,532	$3,314	$2,855
Shareholders' net income per share
Basic	$6.31	$5.76	$12.61	$10.63
Diluted	$6.29	$5.71	$12.55	$10.55

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income	$1,875	$1,632	$3,736	$3,041
Other comprehensive income (loss), net of tax
Net unrealized appreciation on securities and derivatives	249	321	120	221
Net long-duration insurance and contractholder liabilities measurement adjustments	(1,012)	(609)	(1,647)	(777)
Net translation (losses) gains on foreign currencies	(13)	65	(48)	78
Postretirement benefits liability adjustment	13	(3)	20	3
Other comprehensive loss, net of tax	(763)	(226)	(1,555)	(475)
Total comprehensive income	1,112	1,406	2,181	2,566
Less: Net income attributable to other noncontrolling interests	215	100	422	186
SHAREHOLDERS' COMPREHENSIVE INCOME	$897	$1,306	$1,759	$2,380

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of June 30,	As of December 31,
(In millions)	2026	2025
Assets
Cash and cash equivalents	$6,298	$7,676
Investments	959	1,056
Accounts receivable, net	30,800	28,768
Inventories	5,847	7,338
Other current assets	3,087	2,976
Total current assets	46,991	47,814
Long-term investments	19,037	18,471
Reinsurance recoverables	3,982	4,103
Property and equipment	3,736	3,651
Goodwill	45,534	44,924
Other intangible assets	26,931	28,560
Other assets	3,323	2,885
Separate account assets	7,548	7,511
TOTAL ASSETS	$157,082	$157,919
Liabilities
Current insurance and contractholder liabilities	$6,689	$5,710
Pharmacy and other service costs payable	26,225	30,333
Accounts payable	10,409	10,659
Accrued expenses and other liabilities	9,447	9,048
Short-term debt	2,792	592
Total current liabilities	55,562	56,342
Non-current insurance and contractholder liabilities	9,633	9,938
Deferred tax liabilities, net	6,731	7,145
Other non-current liabilities	5,612	4,238
Long-term debt	29,086	30,871
Separate account liabilities	7,548	7,511
TOTAL LIABILITIES	114,172	116,045
Contingencies — Note 14
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	32,092	31,790
Accumulated other comprehensive loss	(4,361)	(2,806)
Retained earnings	50,355	47,865
Less: Treasury stock, at cost	(35,470)	(35,140)
TOTAL SHAREHOLDERS' EQUITY	42,620	41,713
Noncontrolling interests	290	161
Total equity	42,910	41,874
Total liabilities and equity	$157,082	$157,919
(1)Par value per share, $0.01; shares issued, 406 million as of June 30, 2026 and 405 million as of December 31, 2025; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended June 30, 2026
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2026	$4	$31,914	$(3,598)	$49,106	$(35,216)	$42,210	$232	$42,442
Effect of issuing stock for employee benefit plans		178			(4)	174		174
Other comprehensive loss			(763)			(763)		(763)
Net income				1,660		1,660	215	1,875
Common dividends declared (per share: $1.56)				(411)		(411)		(411)
Repurchase of common stock		—			(250)	(250)		(250)
Other transactions impacting noncontrolling interests		—				—	(157)	(157)
Balance at June 30, 2026	$4	$32,092	$(4,361)	$50,355	$(35,470)	$42,620	$290	$42,910

Three Months Ended June 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at March 31, 2025	$4	$31,443	$(2,590)	$44,434	$(33,065)	$40,226	$188	$40,414
Effect of issuing stock for employee benefit plans		145			(1)	144		144
Other comprehensive loss			(226)			(226)		(226)
Net income				1,532		1,532	100	1,632
Common dividends declared (per share: $1.51)				(402)		(402)		(402)
Repurchase of common stock		—			(1,060)	(1,060)		(1,060)
Other transactions impacting noncontrolling interests		—				—	(72)	(72)
Balance at June 30, 2025	$4	$31,588	$(2,816)	$45,564	$(34,126)	$40,214	$216	$40,430

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Six Months Ended June 30, 2026
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity
Balance at December 31, 2025	$4	$31,790	$(2,806)	$47,865	$(35,140)	$41,713	$161	$41,874
Effect of issuing stock for employee benefit plans		305			(80)	225		225
Other comprehensive loss			(1,555)			(1,555)		(1,555)
Net income				3,314		3,314	422	3,736
Common dividends declared (per share: $3.12)				(824)		(824)		(824)
Repurchase of common stock		—			(250)	(250)		(250)
Other transactions impacting noncontrolling interests		(3)				(3)	(293)	(296)
Balance at June 30, 2026	$4	$32,092	$(4,361)	$50,355	$(35,470)	$42,620	$290	$42,910

Six Months Ended June 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Other Non- controlling Interests	Total Equity
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243
Effect of issuing stock for employee benefit plans		300			(108)	192		192
Other comprehensive loss			(475)			(475)		(475)
Net income				2,855		2,855	186	3,041
Common dividends declared (per share: $3.02)				(810)		(810)		(810)
Repurchase of common stock		—			(2,581)	(2,581)		(2,581)
Other transactions impacting noncontrolling interests		—				—	(180)	(180)
Balance at June 30, 2025	$4	$31,588	$(2,816)	$45,564	$(34,126)	$40,214	$216	$40,430

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$3,736	$3,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,305	1,356
Investment gains, net	(189)	(50)
Deferred income tax benefit	(170)	(292)
Gain on sale of businesses	(17)	(41)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(2,044)	(6,398)
Inventories	1,490	726
Reinsurance recoverable and Other assets	(398)	(402)
Insurance liabilities	906	1,702
Pharmacy and other service costs payable	(4,108)	995
Accounts payable and Accrued expenses and other liabilities	230	(1,020)
Other, net	(31)	417
NET CASH PROVIDED BY OPERATING ACTIVITIES	710	34
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	104	272
Investment maturities and repayments:
Debt securities and equity securities	399	553
Commercial mortgage loans	75	90
Other sales, maturities and repayments (primarily short-term and other long-term investments)	513	431
Investments purchased or originated:
Debt securities and equity securities	(668)	(1,512)
Commercial mortgage loans	(40)	(62)
Other (primarily short-term and other long-term investments)	(749)	(761)
Property and equipment purchases, net	(564)	(612)
Divestitures, net of cash sold	26	2,346
Renewable energy tax credit equity investments	(214)	(327)
Other, net	(22)	(18)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,140)	400
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	74	74
Withdrawals and benefit payments from contractholder deposit funds	(158)	(137)
Net change in short-term debt	975	296
Repayment of long-term debt	(550)	(1,600)
Repurchase of common stock	(280)	(2,620)
Issuance of common stock	158	141
Common stock dividend paid	(826)	(813)
Other, net	(327)	(355)
NET CASH USED IN FINANCING ACTIVITIES	(934)	(5,014)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(16)	35
Net decrease in cash, cash equivalents and restricted cash	(1,380)	(4,545)
Cash, cash equivalents and restricted cash January 1, (1)	7,736	8,931
Cash, cash equivalents and restricted cash June 30, (1)	$6,356	$4,386
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

The Cigna Healthcare® reportable segment includes the U.S. Healthcare and International Health operating segments, which provide comprehensive medical and coordinated solutions to clients and customers. U.S. Healthcare provides medical plans and other benefits and solutions for insured and self-insured clients as well as for individual and family plan customers. International Health provides health care solutions in our international markets, as well as health solutions for globally mobile individuals and employees of multinational organizations. U.S. Healthcare also included the Medicare Advantage and related businesses until the divestiture of such businesses to Health Care Services Corporation ("HCSC") on March 19, 2025 ("HCSC transaction"). In April 2026, the Company announced its planned exit from the Individual and Family Plans medical business as of January 1, 2027.
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain goodwill and other intangible assets amounts in the Consolidated Balance Sheet were reclassified in the first quarter of 2026. Amounts as of June 30, 2026 continue to reflect the reclassified presentation.

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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	June 30, 2026	December 31, 2025
Noninsurance customer receivables	$15,097	$14,707
Pharmaceutical manufacturers receivables	13,940	12,437
Insurance customer receivables	1,545	1,385
Other receivables	218	239
Total	$30,800	$28,768

These accounts receivable are reported net of our allowances of $7.4 billion and $6.8 billion as of June 30, 2026 and December 31, 2025, respectively. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses, and other non-credit adjustments.

The Company's allowance for current expected credit losses was $195 million and $199 million as of June 30, 2026 and December 31, 2025, respectively.

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
We sold accounts receivable under the Facilities of $1.2 billion and $1.3 billion for the three months ended June 30, 2026 and 2025, respectively, and $1.5 billion and $2.7 billion for the six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2026 and 2025, factoring fees paid were not material. As of June 30, 2026, there were $0.9 billion of sold accounts receivable that have not been collected and have been removed from the Company's Consolidated Balance Sheets. As of December 31, 2025, all sold accounts receivable had been collected. As of June 30, 2026 and December 31, 2025, there were $0.3 billion and $0.4 billion, respectively, of collections that had not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require.
As of June 30, 2026 and December 31, 2025, $1.4 billion and $1.6 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominately associated with one supplier.
Note 5 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	June 30, 2026			June 30, 2025
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,660		$1,660	$1,532		$1,532
Shares:
Weighted average	262,986		262,986	266,181		266,181
Common stock equivalents		976	976		1,973	1,973
Total shares	262,986	976	263,962	266,181	1,973	268,154
Earnings per share	$6.31	$(0.02)	$6.29	$5.76	$(0.05)	$5.71

	Six Months Ended
	June 30, 2026			June 30, 2025
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$3,314		$3,314	$2,855		$2,855
Shares:
Weighted average	262,867		262,867	268,511		268,511
Common stock equivalents		1,123	1,123		2,029	2,029
Total shares	262,867	1,123	263,990	268,511	2,029	270,540
Earnings per share	$12.61	$(0.06)	$12.55	$10.63	$(0.08)	$10.55
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Anti-dilutive options	2.2	1.5	2.3	1.9

On July 22, 2026, the Board of Directors of The Cigna Group (the "Board") declared the third quarter cash dividend of $1.56 per share of The Cigna Group common stock to be paid on September 23, 2026 to shareholders of record on September 8, 2026. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by the Board and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
The Company held approximately 142.3 million shares of common stock in treasury as of June 30, 2026, 141.1 million shares as of December 31, 2025 and 137.4 million shares as of June 30, 2025.

Note 6 – Debt
Short-Term and Long-Term Debt. During the six months ended June 30, 2026, the Company repaid $550 million 1.250% senior notes that matured in March 2026. For more information regarding our short-term and long-term debt, see Note 7 to the Consolidated Financial Statements in the Company's 2025 Form 10-K.

Revolving Credit Agreement. The Company maintains a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030, with an option to extend the maturity date for additional one-year periods, subject to consent of the banks (the "Credit Agreement"). Our Credit Agreement provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of June 30, 2026, there was no outstanding balance under the Credit Agreement.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $1.0 billion outstanding as of June 30, 2026 and an average interest rate of 3.92%.

Interest Expense. Interest expense on long-term and short-term debt was $359 million for the three months ended and $716 million for the six months ended June 30, 2026, compared with $338 million for the three months ended and $700 million for the six months ended June 30, 2025.
Note 7 – Insurance and Contractholder Liabilities

A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	June 30, 2026			December 31, 2025			June 30, 2025
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$5,161	$67	$5,228	$4,180	$61	$4,241	$4,636
Other	165	139	304	167	176	343	355
Future policy benefits
Cigna Healthcare	39	154	193	38	153	191	192
Other Operations	140	2,989	3,129	142	3,081	3,223	3,292
Contractholder deposit funds	334	5,648	5,982	336	5,778	6,114	6,188
Market risk benefits	23	593	616	25	649	674	767
Unearned premiums	827	43	870	822	40	862	742
Total insurance and contractholder liabilities	$6,689	$9,633	$16,322	$5,710	$9,938	$15,648	$16,172
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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $5.0 billion as of June 30, 2026 and $4.5 billion as of June 30, 2025.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Six Months Ended June 30,
(In millions)	2026	2025 (1)
Beginning balance	$4,241	$5,018
Less: Reinsurance and other amounts recoverable	147	159
Beginning balance, net	4,094	4,859
Incurred costs related to:
Current year	16,093	18,163
Prior years	(268)	(297)
Total incurred	15,825	17,866
Paid costs related to:
Current year	11,576	13,019
Prior years	3,258	3,889
Total paid	14,834	16,908
Less: Divestiture and other	—	1,323
Ending balance, net	5,085	4,494
Add: Reinsurance and other amounts recoverable	143	142
Ending balance	$5,228	$4,636
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Six Months Ended June 30,
	2026		2025
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$144	0.4%	$170	0.5%
Medical cost trend	124	0.4	127	0.3
Total favorable variance	$268	0.8%	$297	0.8%
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

C.Future Policy Benefits

The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	June 30, 2026	June 30, 2025
Interest accretion rate	5.64%	5.64%
Current discount rate	5.38%	5.27%
Weighted average duration	10.7 years	10.6 years

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

Future policy benefits include deferred profit liability of $344 million as of June 30, 2026 and $353 million as of June 30, 2025. Future policy benefits excluding deferred profit liability were $2.8 billion as of June 30, 2026 and $2.9 billion as of December 31, 2025, June 30, 2025, and December 31, 2024. Undiscounted expected future policy benefits were $4.1 billion as of June 30, 2026 and $4.2 billion as of June 30, 2025. As of June 30, 2026 and June 30, 2025, $0.8 billion and $0.9 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $6.0 billion as of June 30, 2026, $6.1 billion as of December 31, 2025, $6.2 billion as of June 30, 2025 and $6.3 billion as of December 31, 2024. Approximately 37% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows.

As of June 30, 2026, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.24%, $2.4 billion and $2.7 billion, respectively. The comparative amounts as of June 30, 2025 were 3.22%, $2.7 billion and $2.8 billion, respectively. More than 99% of the $3.8 billion liability as of June 30, 2026 and the $3.9 billion liability as of June 30, 2025 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.1 billion and $1.2 billion as of these period ends represented contracts with policies at the guarantee. At these same period ends, $1.0 billion and $1.1 billion was 50 - 150 basis points ("bps") above the guarantee, and the remaining $1.7 billion as of June 30, 2026 and $1.6 billion as of June 30, 2025 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both June 30, 2026 and June 30, 2025, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Balance, beginning of year	$674	$785
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	714	838
Changes due to expected run-off	(12)	(11)
Changes due to capital markets versus expected	(43)	(7)
Changes due to policyholder behavior versus expected	(9)	3
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	650	823
Nonperformance risk (own credit risk), end of period	(34)	(56)
Balance, end of period	$616	$767
Reinsured market risk benefit, end of period	$650	$822

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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2026	June 30, 2025
Net amount at risk	$1,019	$1,236
Average attained age of contractholders (weighted by exposure)	78.5 years	78.0 years

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

The Company's reinsurance recoverables as of June 30, 2026 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$5	$256	$261
BBB- to BBB+ equivalent current credit ratings (2)	—	—	64	64
Not rated	77	5	4	86
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	269	2,762	23	3,054
Not rated	—	5	1	6
Total reinsurance recoverables before market risk benefits	$346	$2,777	$348	$3,471
Allowance for uncollectible reinsurance				(22)
Market risk benefits				650
Total reinsurance recoverables (4)				$4,099
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
(4)Includes $117 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 7 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining as of June 30, 2026. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both June 30, 2026 and 2025, market risk benefits (shown in the table net of nonperformance risk as of June 30, 2026) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of June 30, 2026, approximately 100% of the Berkshire recoverable is secured by assets in a trust.

Note 9 – Investments
The following table summarizes the Company's investments by category and current or long-term classification:

	June 30, 2026			December 31, 2025
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$549	$7,901	$8,450	$691	$7,671	$8,362
Equity securities	17	3,756	3,773	22	3,534	3,556
Commercial mortgage loans	88	1,111	1,199	86	1,147	1,233
Policy loans	—	1,023	1,023	—	1,082	1,082
Other long-term investments	—	5,246	5,246	—	5,037	5,037
Short-term investments	305	—	305	257	—	257
Total	$959	$19,037	$19,996	$1,056	$18,471	$19,527

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of June 30, 2026:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$600	$574
Due after one year through five years	3,991	3,936
Due after five years through ten years	2,033	2,005
Due after ten years	1,872	1,708
Mortgage and other asset-backed securities	247	227
Total	$8,743	$8,450
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
June 30, 2026
Federal government and agency	$217	$—	$12	$(4)	$225
State and local government	24	—	1	—	25
Foreign government	461	—	9	(6)	464
Corporate	7,794	(51)	135	(369)	7,509
Mortgage and other asset-backed	247	—	2	(22)	227
Total	$8,743	$(51)	$159	$(401)	$8,450

December 31, 2025
Federal government and agency	$215	$—	$15	$(3)	$227
State and local government	24	—	1	—	25
Foreign government	450	—	12	(6)	456
Corporate	7,704	(137)	175	(332)	7,410
Mortgage and other asset-backed	267	—	3	(26)	244
Total	$8,660	$(137)	$206	$(367)	$8,362

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

	June 30, 2026				December 31, 2025
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$1,902	$1,925	$(23)	640	$384	$386	$(2)	149
Below investment grade	214	219	(5)	472	120	125	(5)	239
More than one year
Investment grade	2,637	2,998	(361)	703	3,044	3,382	(338)	799
Below investment grade	105	117	(12)	67	185	207	(22)	86
Total	$4,858	$5,259	$(401)	1,882	$3,733	$4,100	$(367)	1,273

Equity Securities
The following table provides the values of the Company's equity security investments:

	June 30, 2026		December 31, 2025
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$88	$106	$78	$92
Equity securities with no readily determinable fair value	6,974	3,667	6,792	3,464
Total	$7,062	$3,773	$6,870	$3,556
Commercial Mortgage Loans
Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at fixed rates of interest and are secured by high-quality, primarily completed and substantially leased operating properties.

The Company regularly evaluates and monitors credit risk from the initial mortgage loan underwriting and throughout the investment holding period. The annual portfolio review performed in the second quarter of 2026 confirmed ongoing strong overall credit quality in line with the previous year's results. For more information on the Company's accounting policies and methodologies regarding these investments, see Note 11 to the Consolidated Financial Statements in the Company's 2025 Form 10-K.

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	June 30, 2026			December 31, 2025
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$379	2.08		$355	2.13
60% to 79%	634	1.72		694	1.81
80% to 100%	186	0.84		184	0.79
Total	$1,199	1.67	72%	$1,233	1.72	71%

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

	Carrying Value as of
(In millions)	June 30, 2026	December 31, 2025
Real estate investments	$1,971	$1,895
Securities partnerships	3,082	2,948
Other	193	194
Total	$5,246	$5,037

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

As of June 30, 2026, the notional value of interest rate swap contracts increased to $3.8 billion compared with $3.2 billion as of December 31, 2025. There were no other material changes to the Company's individual derivative hedging strategies during the three and six months ended June 30, 2026. See Note 11B to the Consolidated Financial Statements in the Company's 2025 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of June 30, 2026 and December 31, 2025. The gross fair values of our derivative financial instruments are presented in Note 10 to the Consolidated Financial Statements.

C.Investment Gains and Losses

Net investment gains (losses), before income taxes were $(69) million and $189 million, respectively, for the three and six months ended June 30, 2026, versus $52 million and $50 million, respectively, for the three and six months ended June 30, 2025. Net investment results for the three and six months ended June 30, 2026 primarily reflect fair value changes of derivative instruments associated with certain equity securities. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Financial assets at fair value
Debt securities
Federal government and agency	$103	$105	$122	$122	$—	$—	$225	$227
State and local government	—	—	25	25	—	—	25	25
Foreign government	—	—	464	446	—	10	464	456
Corporate	—	—	7,246	7,133	263	277	7,509	7,410
Mortgage and other asset-backed	—	—	194	206	33	38	227	244
Total debt securities	103	105	8,051	7,932	296	325	8,450	8,362
Equity securities (1)	77	54	27	36	2	2	106	92
Short-term investments	—	—	305	257	—	—	305	257
Derivative assets	—	—	84	68	1,210	923	1,294	991
Financial liabilities at fair value
Derivative liabilities	$—	$—	$10	$22	$456	$354	$466	$376
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	June 30, 2026	December 31, 2025	Unobservable Input June 30, 2026	June 30, 2026		December 31, 2025
Debt securities
Corporate	$262	$286	Liquidity	60 - 920 (140)	bps	60 - 920 (175)	bps
Mortgage and other asset-backed securities	33	38	Liquidity	115 - 350 (160)	bps	105 - 350 (160)	bps
Other debt securities	1	1
Total Level 3 debt securities	$296	$325

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$1,146	$373	$896	$417
(Losses) gains included in Shareholders' net income	(83)	(4)	175	(14)
Gains (losses) included in Other comprehensive loss	2	3	(1)	10
Purchases, sales and settlements
Purchases	35	25	50	27
Sales	(29)	(2)	(35)	(2)
Settlements	—	(49)	(2)	(80)
Total purchases, sales and settlements	6	(26)	13	(55)
Transfers into / (out of) Level 3
Transfers into Level 3	14	31	40	49
Transfers out of Level 3	(33)	(15)	(71)	(45)
Total transfers into / (out of) Level 3	(19)	16	(31)	4
Ending balance	$1,052	$362	$1,052	$362
Total (losses) gains included in Shareholders' net income attributable to instruments held at the reporting date	$(83)	$(4)	$175	$(17)
Change in unrealized gain or (loss) included in Other comprehensive loss for assets held at the end of the reporting period	$2	$4	$(1)	$7

Total gains and losses included in Shareholders' net income in the table above are reflected in the Consolidated Statements of Income as Net investment gains/losses and as Net investment income/losses. Gains and losses included in Other comprehensive loss, net of tax, in the table above are reflected in Net unrealized appreciation on securities and derivatives in the Consolidated Statements of Comprehensive Income.
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
Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the six months ended June 30, 2026 and 2025 was primarily driven by changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Guaranteed separate accounts (see Note 14)	$252	$247	$331	$330	$—	$—	$583	$577
Non-guaranteed separate accounts (1)	264	271	5,859	5,769	160	209	6,283	6,249
Subtotal	$516	$518	$6,190	$6,099	$160	$209	6,866	6,826
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							659	661
Total							$7,525	$7,487
(1)Non-guaranteed separate accounts include $3.7 billion as of June 30, 2026 and $3.8 billion as of December 31, 2025 in assets supporting the Company's pension plans, including $0.1 billion classified in Level 3 as of June 30, 2026 and $0.2 billion as of December 31, 2025. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and six months ended June 30, 2026 or 2025.

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

For the six months ended June 30, 2026 and 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. Observable price changes for equity securities with no readily determinable fair value were not material for the six months ended June 30, 2026 or 2025.

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

	Classification in Fair Value Hierarchy	June 30, 2026		December 31, 2025
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,154	$1,199	$1,195	$1,233
Long-term debt, including current maturities, excluding finance leases	Level 2	$28,941	$31,768	$29,907	$31,352

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

Shareholders' other comprehensive loss, net of tax, for the three and six months ended June 30, 2026 and June 30, 2025 is primarily attributable to the change in discount rates for certain long-duration liabilities, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Securities and derivatives
Beginning balance	$465	$732	$594	$832
Unrealized appreciation on securities and derivatives, before reclassification, net of tax (expense) of $(76), $(93), $(32) and $(44), respectively	249	303	116	169
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $—, $(4), $(1) and $(13), respectively	—	18	4	52
Other comprehensive income, net of tax	249	321	120	221
Ending balance	$714	$1,053	$714	$1,053
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(2,964)	$(2,206)	$(2,329)	$(2,038)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax benefit of $336, $205, $550 and $238, respectively	(1,007)	(615)	(1,643)	(723)
Amounts reclassified to Shareholders' net income, net of tax expense of $—, $—, $— and $16, respectively	—	—	—	(56)
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit of $336, $205, $550 and $254, respectively	(1,007)	(615)	(1,643)	(779)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit (expense) of $2, $(2), $2 and $(1), respectively	(5)	6	(4)	2
Other comprehensive (loss), net of tax	(1,012)	(609)	(1,647)	(777)
Ending balance	$(3,976)	$(2,815)	$(3,976)	$(2,815)
Translation of foreign currencies
Beginning balance	$(162)	$(185)	$(127)	$(198)
Net translation of foreign currencies, before reclassification, net of tax (expense) benefit of $—, $(2), $2 and $(8), respectively	(13)	65	(48)	78
Ending balance	$(175)	$(120)	$(175)	$(120)
Postretirement benefits liability
Beginning balance	$(937)	$(931)	$(944)	$(937)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(2), $(2), $(4) and $(4), respectively	6	6	13	12
Net change due to valuation update, before reclassification, net of tax (expense) benefit of $(3), $3, $(3) and $3, respectively	7	(9)	7	(9)
Other comprehensive income (loss), net of tax	13	(3)	20	3
Ending balance	$(924)	$(934)	$(924)	$(934)
Total Accumulated other comprehensive loss
Beginning balance	$(3,598)	$(2,590)	$(2,806)	$(2,341)
Shareholders' other comprehensive (loss), net of tax benefit of $257, $105, $514 and $187, respectively	(763)	(226)	(1,555)	(475)
Ending balance	$(4,361)	$(2,816)	$(4,361)	$(2,816)

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

During the three and six months ended June 30, 2026, we reported total costs of $70 million ($53 million after-tax) and $450 million ($343 million after-tax), respectively, associated with this initiative, compared with $129 million ($98 million after-tax) and $344 million ($261 million after-tax), respectively, for the three and six months ended June 30, 2025.

The total costs for the three and six months ended June 30, 2026 included $69 million and $446 million, respectively, pre-tax in Selling, general and administrative expenses, which was primarily associated with severance ($33 million and $370 million, respectively). Comparatively, the total costs for the three and six months ended June 30, 2025 included $88 million and $286 million, respectively, pre-tax in Selling, general and administrative expenses, which was primarily associated with severance ($23 million and $194 million, respectively).

Program-to-date total costs of $1,199 million pre-tax ($908 million after-tax) included $1,062 million in Selling, general and administrative expenses, which were primarily associated with severance ($748 million) and asset impairments ($109 million). The remainder of the total program costs reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2026. See Note 15 to the Consolidated Financial Statements for further details of the strategic optimization program by segment.

The following table presents a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2025	$140
2026 charges	370
2026 payments	(241)
Balance, June 30, 2026	$269

Note 13 – Income Taxes
Income Tax Expense. The effective tax rate of 16.9% for the three months ended June 30, 2026 was lower than the effective tax rate of 19.2% for the three months ended June 30, 2025. The decrease was primarily driven by tax benefits related to equity investments and the absence of prior-period charges related to state tax audits. The effective tax rate of 17.5% for the six months ended June 30, 2026 was higher than the effective tax rate of 17.1% for the six months ended June 30, 2025. The increase was primarily due to the absence of a prior-period benefit related to the HCSC transaction, partially offset by the absence of prior-period charges related to state tax audits.
Note 14 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2026, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $390 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of June 30, 2026. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of June 30, 2026 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of June 30, 2026.

C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the six months ended June 30, 2026.

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

Note 15 – Segment Information
See Note 1 to the Consolidated Financial Statements for a description of our segments. A description of our basis for reporting segment operating results is outlined below. Intersegment revenues primarily reflect pharmacy and care services transactions between the Evernorth Health Services and Cigna Healthcare segments. The President and Chief Executive Officer is the chief operating decision maker ("CODM") responsible for making decisions about resources to be allocated to each segment and assessing its performance.
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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Strategic optimization program (primarily Selling, general and administrative expenses)	$70	$53	$129	$98	$450	$343	$344	$261
Integration and transaction-related costs (Selling, general and administrative expenses)	34	26	74	56	69	53	290	220
Charges associated with litigation matters (Selling, general and administrative expenses)	77	60	—	—	66	52	—	—
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	17	—	17	—	33	—	34
(Gain) on sale of businesses	(6)	(3)	—	—	(6)	(6)	(41)	(115)
Total impact from special items	$175	$153	$203	$171	$579	$475	$593	$400

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2026
Revenues from external customers	$61,077	$10,268	$51	$—	$71,396
Intersegment revenues	372	1,395	7	(1,774)
Net investment income	19	175	73	5	272
Total revenues	61,468	11,838	131	(1,769)	71,668
Net investment results from certain equity method investments	—	(110)	—	—	(110)
Adjusted revenues	$61,468	$11,728	$131	$(1,769)	$71,558
Pharmacy and other service costs	58,531	—
Medical costs	—	8,161
Selling, general and administrative expenses	1,044	2,293
Other segment items (1)
Interest (expense) and other	—	2
Less: Income attributable to noncontrolling interests	230	—
Pre-tax adjusted income (loss) from operations	1,663	1,276	21	(410)	2,550

Income (loss) before income taxes	$1,423	$1,308	$10	$(484)	$2,257
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(230)	—	—	—	(230)
Net investment losses (gains) (2)	76	(127)	10	—	(41)
Amortization of acquired intangible assets	387	2	—	—	389
Special items
Charges associated with litigation matters	—	77	—	—	77
Strategic optimization program	7	22	1	40	70
Integration and transaction-related costs	—	—	—	34	34
(Gain) on sale of businesses	—	(6)	—	—	(6)
Pre-tax adjusted income (loss) from operations	$1,663	$1,276	$21	$(410)	$2,550

Other segment information
Depreciation and amortization	564	83	2	6	655
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended June 30, 2025
Revenues from external customers	$57,486	$9,358	$98	$—	$66,942
Intersegment revenues	308	1,313	13	(1,634)
Net investment income	31	127	73	5	236
Total revenues	57,825	10,798	184	(1,629)	67,178
Net investment results from certain equity method investments	—	(44)	—	—	(44)
Adjusted revenues	$57,825	$10,754	$184	$(1,629)	$67,134
Pharmacy and other service costs	54,939	—
Medical costs	—	7,482
Selling, general and administrative expenses	1,074	2,180
Other segment items (1)
Interest (expense) and other	1	2
Less: Income attributable to noncontrolling interests	117	—
Pre-tax adjusted income (loss) from operations	$1,696	$1,094	$25	$(382)	$2,433

Income (loss) before income taxes	$1,430	$1,098	$(20)	$(487)	$2,021
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(117)	—	—	—	(117)
Net investment (gains) losses (2)	(80)	(20)	4	—	(96)
Amortization of acquired intangible assets	416	6	—	—	422
Special items
Strategic optimization program	47	10	41	31	129
Integration and transaction-related costs	—	—	—	74	74
Pre-tax adjusted income (loss) from operations	$1,696	$1,094	$25	$(382)	$2,433

Other segment information
Depreciation and amortization	$587	$81	$9	$5	$682
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2026
Revenues from external customers	$119,283	$20,307	$98	$—	$139,688
Intersegment revenues	583	2,707	10	(3,300)
Net investment income	44	278	143	9	474
Total revenues	119,910	23,292	251	(3,291)	140,162
Net investment results from certain equity method investments	—	(87)	—	—	(87)
Adjusted revenues	$119,910	$23,205	$251	$(3,291)	$140,075
Pharmacy and other service costs	114,231	—
Medical costs	—	15,825
Selling, general and administrative expenses	2,093	4,594
Other segment items (1)
Interest (expense) and other	(1)	4
Less: Income attributable to noncontrolling interests	456	—
Pre-tax adjusted income (loss) from operations	3,129	2,790	48	(814)	5,153

Income (loss) before income taxes	$2,984	$2,789	$34	$(1,280)	$4,527
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(456)	—	—	—	(456)
Net investment (gains) losses (2)	(185)	(98)	10	(3)	(276)
Amortization of acquired intangible assets	775	4	—	—	779
Special items
Strategic optimization program	11	35	4	400	450
Integration and transaction-related costs	—	—	—	69	69
Charges associated with litigation matters	—	66	—	—	66
(Gain) on sale of businesses	—	(6)	—	—	(6)
Pre-tax adjusted income (loss) from operations	$3,129	$2,790	$48	$(814)	$5,153

Other segment information
Depreciation and amortization	$1,124	$166	$4	$11	$1,305
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Six months ended June 30, 2025
Revenues from external customers	$109,488	$22,526	$192	$—	$132,206
Intersegment revenues	1,956	2,544	25	(4,525)
Net investment income	62	260	142	10	474
Total revenues	111,506	25,330	359	(4,515)	132,680
Net investment results from certain equity method investments	—	(94)	—	—	(94)
Adjusted revenues	$111,506	$25,236	$359	$(4,515)	$132,586
Pharmacy and other service costs	106,060	—
Medical costs	—	17,867
Selling, general and administrative expenses	2,098	4,992
Other segment items (1)
Interest (expense) and other	1	4
Less: Income attributable to noncontrolling interests	219	—
Pre-tax adjusted income (loss) from operations	3,130	2,381	25	(793)	4,743

Income (loss) before income taxes	$2,538	$2,462	$(40)	$(1,291)	$3,669
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(219)	—	—	—	(219)
Net investment (gains) losses (2)	(84)	(67)	7	—	(144)
Amortization of acquired intangible assets	831	13	—	—	844
Special items
Strategic optimization program	68	10	58	208	344
Integration and transaction-related costs	—	—	—	290	290
(Gain) on sale of businesses	(4)	(37)	—	—	(41)
Pre-tax adjusted income (loss) from operations	$3,130	$2,381	$25	$(793)	$4,743

Other segment information
Depreciation and amortization	$1,171	$164	$11	$10	$1,356
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

Revenue from external customers includes Pharmacy revenues, Premiums, and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Products (Pharmacy revenues) (ASC 606)
Network revenues	$33,326	$30,582	$64,406	$58,794
Home delivery and specialty revenues	20,444	19,974	40,232	38,911
Other revenues	3,720	3,433	7,146	6,510
Total Evernorth Health Services	57,490	53,989	111,784	104,215
Other Operations	—	14	—	27
Corporate and eliminations	(318)	(354)	(575)	(1,960)
Total Pharmacy revenues	57,172	53,649	111,209	102,282
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	4,989	4,684	9,985	9,372
Medicare Advantage	—	—	—	2,363
Stop loss	2,138	1,879	4,254	3,747
Individual and Family Plans	860	941	1,733	1,800
Other	525	462	1,032	2,334
U.S. Healthcare	8,512	7,966	17,004	19,616
International Health	1,144	1,026	2,257	2,004
Total Cigna Healthcare	9,656	8,992	19,261	21,620
Other Operations	55	78	108	159
Corporate and eliminations	148	86	302	113
Total Premiums	9,859	9,156	19,671	21,892
Services (Fees) (ASC 606) and other revenues (1)
Evernorth Health Services	3,959	3,805	8,082	7,229
Cigna Healthcare	2,007	1,679	3,753	3,450
Other Operations	3	19	—	31
Corporate and eliminations	(1,604)	(1,366)	(3,027)	(2,678)
Total Fees and other revenues (1)	4,365	4,137	8,808	8,032
Total revenues from external customers	$71,396	$66,942	$139,688	$132,206
(1)Other revenues for the three months ended June 30, 2026 and 2025 were $315 and $114 million, respectively and for the six months ended June 30, 2026 and 2025, were $474 million and $276 million, respectively.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period, and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.7 billion as of June 30, 2026 and $1.8 billion as of December 31, 2025.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2026 compared with December 31, 2025 and our results of operations for the three and six months ended June 30, 2026 compared with the same periods last year, and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A in our 2025 Form 10-K.

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

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Change		2026	2025	Change
Pharmacy revenues	$57,172	$53,649	7%		$111,209	$102,282	9%
Premiums	9,859	9,156	8		19,671	21,892	(10)
Fees and other revenues	4,365	4,137	6		8,808	8,032	10
Net investment income	272	236	15		474	474	—
Total revenues	71,668	67,178	7		140,162	132,680	6
Pharmacy and other service costs	56,703	53,268	6		110,803	101,666	9
Medical costs and other benefit expenses	8,430	7,749	9		16,354	18,247	(10)
Selling, general and administrative expenses	3,470	3,433	1		7,192	7,646	(6)
Amortization of acquired intangible assets	389	422	(8)		779	844	(8)
Total benefits and expenses	68,992	64,872	6		135,128	128,403	5
Income from operations	2,676	2,306	16		5,034	4,277	18
Interest expense and other	(356)	(337)	6		(713)	(699)	2
Gain on sale of businesses	6	—	N/M		17	41	(59)
Net investment (losses) gains	(69)	52	N/M		189	50	278
Income before income taxes	2,257	2,021	12		4,527	3,669	23
Total income taxes	382	389	(2)		791	628	26
Net income	1,875	1,632	15		3,736	3,041	23
Less: Net income attributable to noncontrolling interests	215	100	115		422	186	127
Shareholders' net income	$1,660	$1,532	8%		$3,314	$2,855	16%
Consolidated effective tax rate	16.9%	19.2%	(230)	bps	17.5%	17.1%	40	bps

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,660		$1,532		$3,314		$2,855
Adjustments to reconcile to adjusted income from operations
Net investment (gains) (1)	$(41)	(55)	$(96)	(103)	$(276)	(288)	$(144)	(151)
Amortization of acquired intangible assets	389	296	422	330	779	611	844	666
Special items
Strategic optimization program	70	53	129	98	450	343	344	261
Integration and transaction-related costs	34	26	74	56	69	53	290	220
Charges associated with litigation matters	77	60	—	—	66	52	—	—
Deferred tax expenses, net	—	17	—	17	—	33	—	34
(Gain) on sale of businesses	(6)	(3)	—	—	(6)	(6)	(41)	(115)
Total special items	$175	153	$203	171	$579	475	$593	400
Adjusted income from operations		$2,054		$1,930		$4,112		$3,770
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$6.29		$5.71		$12.55		$10.55
Adjustments to reconcile to adjusted income from operations
Net investment (gains) (1)	$(0.16)	(0.21)	$(0.36)	(0.38)	$(1.05)	(1.09)	$(0.53)	(0.56)
Amortization of acquired intangible assets	1.48	1.12	1.57	1.23	2.96	2.32	3.12	2.47
Special items
Strategic optimization program	0.27	0.20	0.48	0.37	1.70	1.29	1.27	0.97
Integration and transaction-related costs	0.13	0.10	0.28	0.21	0.26	0.20	1.07	0.81
Charges associated with litigation matters	0.28	0.23	—	—	0.25	0.20	—	—
Deferred tax expenses, net	—	0.06	—	0.06	—	0.13	—	0.13
(Gain) on sale of businesses	(0.02)	(0.01)	—	—	(0.02)	(0.02)	(0.15)	(0.43)
Total special items	$0.66	0.58	$0.76	0.64	$2.19	1.80	$2.19	1.48
Adjusted income from operations		$7.78		$7.20		$15.58		$13.94
(1) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Financial highlights by segment
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions, except per share amounts)	2026	2025	Change	2026	2025	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$61,468	$57,825	6%	$119,910	$111,506	8%
Cigna Healthcare	11,728	10,754	9	23,205	25,236	(8)
Other Operations	131	184	(29)	251	359	(30)
Corporate, net of eliminations	(1,769)	(1,629)	9	(3,291)	(4,515)	(27)
Adjusted revenues	71,558	67,134	7	140,075	132,586	6
Net investment results from certain equity method investments	110	44	150	87	94	(7)
Total revenues	$71,668	$67,178	7%	$140,162	$132,680	6%
Shareholders' net income	$1,660	$1,532	8%	$3,314	$2,855	16%
Adjusted income from operations	$2,054	$1,930	6%	$4,112	$3,770	9%
Earnings per share (diluted)
Shareholders' net income	$6.29	$5.71	10%	$12.55	$10.55	19%
Adjusted income from operations	$7.78	$7.20	8%	$15.58	$13.94	12%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,663	$1,696	(2)%	$3,129	$3,130	—%
Cigna Healthcare	1,276	1,094	17	2,790	2,381	17
Other Operations	21	25	(16)	48	25	92
Corporate, net of eliminations	(410)	(382)	7	(814)	(793)	3
Consolidated pre-tax adjusted income from operations	2,550	2,433	5	5,153	4,743	9
Income attributable to noncontrolling interests	230	117	97	456	219	108
Net investment gains (1)	41	96	(57)	276	144	92
Amortization of acquired intangible assets	(389)	(422)	(8)	(779)	(844)	(8)
Special items	(175)	(203)	(14)	(579)	(593)	(2)
Income before income taxes	$2,257	$2,021	12%	$4,527	$3,669	23%
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Commentary: Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025
The commentary presented below, and the segment commentaries that follow, compare results for the three and six months ended June 30, 2026 with results for the three and six months ended June 30, 2025. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income increased 8% and 16% for the three and six months ended, respectively, primarily reflecting higher adjusted income from operations in Cigna Healthcare. See discussion of segment results in the "Segment Reporting" section.
Adjusted income from operations. See discussion of segment results in the "Segment Reporting" section.
Pharmacy revenues increased 7% and 9% for the three and six months ended, respectively, primarily reflecting changes in claims composition (defined in the "Segment Reporting" section) within our Pharmacy Benefit Services operating segment.
Premiums increased 8% for the three months ended, primarily driven by higher premium rates within Cigna Healthcare, and decreased 10% for the six months ended, primarily driven by the impact of the HCSC transaction (defined in the "Segment Reporting" section) (-17%), offset primarily by higher premium rates within Cigna Healthcare.
Fees and other revenues increased 6% for the three months ended, primarily reflecting growth in fee-based services within Cigna Healthcare, and increased 10% for the six months ended, primarily reflecting growth in fee-based services within Evernorth Health Services.
Net investment income for the three months ended increased 15% due to strong returns on real estate investments and securities partnerships. Net investment income for the six months ended was flat, with the stronger returns on real estate investments and securities partnerships in the second quarter mostly offset by lower average assets due to the impact of the HCSC transaction.

Pharmacy and other service costs increased 6% and 9% for the three and six months ended, respectively, primarily reflecting changes in claims composition within our Pharmacy Benefit Services operating segment.
Medical costs and other benefit expenses increased 9% for the three months ended, primarily reflecting higher medical costs within Cigna Healthcare, and decreased 10% for the six months ended, primarily driven by the impact of the HCSC transaction (-18%), offset primarily by higher medical costs within Cigna Healthcare.
Selling, general and administrative ("SG&A") expenses increased slightly by 1% for the three months ended and decreased 6% for the six months ended, primarily driven by the impact of the HCSC transaction.
Investment results for the three and six months ended were primarily impacted by fair value changes of derivative instruments associated with certain equity securities.
The effective tax rate decreased 2% for the three months ended, primarily driven equally by tax benefits related to equity investments and the absence of prior-period charges related to state tax audits. The effective tax rate increased less than 1% for the six months ended, primarily due to the absence of a prior-period benefit related to the HCSC transaction (+2%), partially offset by the absence of prior-period charges related to state tax audits (-1%).

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

Key factors that impact both Pharmacy Benefit Services and Specialty and Care Services:
•Pharmacy claims volume (also referred to as utilization) relates to processing prescription claims filled by retail pharmacies in our network and dispensing prescription claims from our home delivery and specialty pharmacies, along with other claims. Pharmacy claim volume is impacted by new clients or organic customer growth through the expansion of existing clients or through the loss of customers and business.
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
•The business continues to evolve amid changing legislative, regulatory, and client dynamics, including our business model plans announced in October 2025. The Company has undertaken certain client- and customer-focused initiatives, which include proactive renewals or extensions of large client contracts, investments to support the recently announced rebate-free model, and multi-stakeholder recontracting efforts (including affordability-related contract changes and responses to government programs such as the Inflation Reduction Act). These initiatives are intended to support long-term growth, reduce medication costs and enhance transparency, and are expected to impact income from operations.

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

Results of Operations

Financial Summary
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2026	2025	Change		2026	2025	Change
Adjusted revenues (1)	$61,468	$57,825	6%		$119,910	$111,506	8%
Pre-tax adjusted income from operations (1)	$1,663	$1,696	(2)%		$3,129	$3,130	—%
Pre-tax margin (1)(2)	2.7%	2.9%	(20)	bps	2.6%	2.8%	(20)	bps
SG&A expense ratio (3)	1.7%	1.9%	(20)	bps	1.7%	1.9%	(20)	bps
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

Selected Financial Information
	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(Dollars and adjusted scripts in millions)	2026	2025		2026	2025
Total adjusted revenues
Pharmacy Benefit Services	$34,496	$31,954	8%	$67,498	$61,696	9%
Specialty and Care Services	26,972	25,871	4	52,412	49,810	5
Total adjusted revenues	$61,468	$57,825	6%	$119,910	$111,506	8%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$609	$833	(27)%	$1,003	$1,377	(27)%
Specialty and Care Services	1,054	863	22	2,126	1,753	21
Total pre-tax adjusted income from operations	$1,663	$1,696	(2)%	$3,129	$3,130	—%
Pharmacy claim volume (1)	537	548	(2)%	1,064	1,087	(2)%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025

Commentary in parentheses regarding percentage changes (or bps) represents the driver's impact on the overall category.

Adjusted revenues increased 6% and 8% for the three and six months ended, respectively, primarily reflecting an increase due to claims composition in Pharmacy Benefit Services (+7% and +8%, respectively) and higher claims volume from customer growth in Specialty and Care Services (+1% and +2%, respectively), partially offset by lower claims volume in Pharmacy Benefit Services (-2% for both periods).

Pre-tax adjusted income from operations decreased 2% and was flat for the three and six months ended, respectively, primarily reflecting client- and customer-focused initiatives in Pharmacy Benefits Services (-11% and -9%, respectively) and a decrease in claims volume in Pharmacy Benefit Services (-2% for both periods), partially offset by growth in Specialty and Care Services (+7% and +9%, respectively) and operating efficiencies in Specialty and Care Services (+4% and +2%, respectively).

The SG&A expense ratio decreased 20 bps for both the three and six months ended, primarily reflecting higher adjusted revenues as discussed above.

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
On March 19, 2025, the Company completed the sale of our Medicare Advantage, Medicare Individual Stand-Alone Prescription Drug

Plans, Medicare and Other Supplemental Benefits, and CareAllies businesses within the U.S. Healthcare operating segment (the "HCSC transaction").
In April 2026, the Company announced its planned exit from the Individual and Family Plans medical business as of January 1, 2027.
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
•MCR represents medical costs as a percentage of premiums for our segment's insured businesses, and it is impacted by medical cost trend, premium rates and mix of business. Affordability initiatives that serve to mitigate medical cost inflation also impact the MCR.
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025			2026	2025
Adjusted revenues (1)	$11,728	$10,754	9%		$23,205	$25,236	(8)%
Pre-tax adjusted income from operations (1)	$1,276	$1,094	17%		$2,790	$2,381	17%
Pre-tax margin (1)(2)	10.9%	10.2%	70	bps	12.0%	9.4%	260	bps
Medical care ratio	84.5%	83.2%	130	bps	82.2%	82.6%	(40)	bps
SG&A expense ratio (3)	19.6%	20.3%	(70)	bps	19.8%	19.8%	—	bps
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
Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues increased 9%, or $974 million, for the three months ended, driven by higher premiums (+$664 million), mostly within employer insured (+$305 million) and stop loss (+$259 million), primarily reflecting premium rate increases. Adjusted revenues decreased 8%, or $2,031 million, for the six months ended, primarily due to the impact of the HCSC transaction (-$3,850 million), partially offset by higher premiums (+$1,419 million), mostly within employer insured (+$613 million) and stop loss (+$507 million), primarily reflecting premium rate increases.
Pre-tax adjusted income from operations increased 17% for both the three and six months ended, primarily due to an improved margin within our U.S. Employer business.
The medical care ratio increased 130 bps for the three months ended, primarily reflecting higher prior year risk adjustment benefits within our Individual and Family Plans business recognized in second quarter 2025. The medical care ratio decreased 40 bps for the six months ended, primarily due to the impact of the HCSC transaction (-120 bps) and a lower MCR within our Individual and Family Plans business (-60 bps), partially offset by a higher MCR within our U.S. Employer business (+100 bps), primarily due to mix of business.
The SG&A expense ratio decreased 70 bps for the three months ended, primarily due to operating efficiencies (-110 bps) and revenue growth outpacing volume-related expenses (-90 bps), partially offset by higher spend on investments to support growth (+90 bps). The SG&A expense ratio was flat for the six months ended, primarily due to operating efficiencies (-90 bps) and revenue growth outpacing volume-related expenses (-70 bps), mostly offset by the impact of the HCSC transaction (+110 bps) and higher spend on investments to support growth (+40 bps).

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

Cigna Healthcare Medical Customers
	As of June 30,
(In thousands)	2026	2025	Change
U.S. Healthcare	2,439	2,574	(5)%
International Health (1)	1,262	1,250	1
Insured	3,701	3,824	(3)%
U.S. Healthcare	14,239	13,781	3%
International Health (1)	473	441	7
Administrative services only	14,712	14,222	3%
Total	18,413	18,046	2%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers increased 2%, primarily due to customer growth within the Middle Market and Select market segments (+3% and +1%, respectively), partially offset by a decrease in National Accounts segment customers (-2%).

Unpaid Claims and Claim Expenses

Our unpaid claims and claim expenses liability increased to $5,228 million as of June 30, 2026 from $4,241 million as of December 31, 2025, primarily due to stop loss seasonality.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the MD&A introduction, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025			2026	2025
Adjusted revenues	$131	$184	(29)%		$251	$359	(30)%
Pre-tax adjusted income from operations	$21	$25	(16)%		$48	$25	92%
Pre-tax margin	16.0%	13.6%	240	bps	19.1%	7.0%	1,210	bps
Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025
Adjusted revenues decreased for both periods, primarily driven by the discontinuation of certain small non-strategic businesses.
Pre-tax adjusted income from operations decreased for the three months ended, primarily driven by unfavorable COLI claims experience, and increased for the six months ended, primarily driven by the discontinuation of certain small non-strategic businesses.

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

Financial Summary
	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(In millions)	2026	2025		2026	2025
Pre-tax adjusted loss from operations	$(410)	$(382)	7%	$(814)	$(793)	3%

Three and Six Months Ended June 30, 2026 versus Three and Six Months Ended June 30, 2025
Pre-tax adjusted loss from operations increased for both periods, primarily due to higher interest expense.

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
Cash flows for the six months ended June 30 were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Operating activities	$710	$34
Investing activities	$(1,140)	$400
Financing activities	$(934)	$(5,014)

The following discussion explains variances in the various categories of cash flows for the six months ended June 30, 2026 compared with the same period in 2025.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums and medical costs, fees, investment income, taxes, and other expenses.
Operating cash flows increased for the six months ended June 30, 2026, primarily driven by impact of accounts receivable, in part due to timing, and factoring facilities settlements. These increases are largely offset by unfavorable net cash flow impact related to the Inflation Reduction Act and lower insurance liabilities.
Investing Activities. The increase in cash used in investing activities primarily reflects the absence of the net proceeds from the HCSC transaction.
Financing Activities. The decrease in net cash used in financing activities in 2026 is primarily driven by lower share repurchases and net debt financing activities.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $0.8 billion and $0.5 billion, respectively, for the six months ended June 30, 2026 and 2025. Non-regulated subsidiaries also generate significant cash flows from operating activities, which are typically available immediately to the parent company for general corporate purposes.
Funds Available
Commercial Paper Program. The commercial paper program had an outstanding balance of $1.0 billion as of June 30, 2026.
Revolving Credit Agreement. Our revolving credit agreement provides us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. See Note 6 to the Consolidated Financial Statements for further information on our credit agreement and commercial paper program.
As of June 30, 2026, we had $6.5 billion of undrawn committed capacity under our revolving credit agreement (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $5.5 billion of remaining capacity under our commercial paper program, and $6.6 billion in cash and short-term investments, approximately $0.8 billion of which was held by the parent company or certain non-regulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 42.8% and 43.0% as of June 30, 2026 and December 31, 2025, respectively.
We actively monitor our debt obligations and engage in issuance and repayment activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.2 billion from its subsidiaries without further approvals as of June 30, 2026.
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

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.6 billion in both the six months ended June 30, 2026 and 2025.

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
Share Repurchases. The Company maintains a share repurchase program authorized by our Board, under which it may repurchase shares of its common stock from time to time. We repurchased 0.9 million shares for approximately $250 million during the six months ended June 30, 2026, compared with repurchases of 8.2 million shares for approximately $2.6 billion during the six months ended June 30, 2025.

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

During the six months ended June 30, 2026, there were no material changes to the guarantees and contractual obligations set forth in our 2025 Form 10-K.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2025 Form 10-K. As of June 30, 2026, there were no significant changes to the critical accounting estimates from what was reported in our 2025 Form 10-K.

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

Debt Securities
The carrying value of our debt securities portfolio increased from $8.4 billion as of December 31, 2025 to $8.5 billion as of June 30, 2026. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of June 30, 2026, $7.5 billion, or 88%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $1.0 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment-grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Commercial Mortgage Loans
As of June 30, 2026, our $1.2 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans. Given the quality and diversity of the underlying real estate, positive debt service coverage, loan-to-value ratio and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 9 to the Consolidated Financial Statements.
Office sector fundamentals are weak but have begun to stabilize for higher-quality assets. Our commercial mortgage loan portfolio has approximately 26% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our results of operations, financial condition or liquidity.

Other Long-Term Investments
Other long-term investments of $5.2 billion as of June 30, 2026 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 3% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $20.9 billion as of June 30, 2026. These investments were comprised of approximately 70% debt securities, including government and corporate debt diversified by issuer, industry and geography; 20% equities, including mutual funds, equity securities and private equity partnerships; and 10% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of June 30, 2026. See Note 14 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding unconsolidated subsidiaries.

MARKET RISK
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk" included in the MD&A section in our 2025 Form 10-K.

As of June 30, 2026, there was no material change in our risk exposure as reported in our 2025 Form 10-K.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended June 30, 2026:

Period	Total # of shares purchased (1)	Average price paid per share (1) (3)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
April 1 - 30, 2026	663	$268.55	—	$6,730
May 1 - 31, 2026	864,782	$289.18	864,544	$6,480
June 1 - 30, 2026	10,003	$286.56	—	$6,480
Total	875,448	$289.13	864,544	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 663 shares in April, 238 shares in May and 10,003 shares in June 2026.
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

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended June 30, 2026, the following 10b5-1 director and officer trading plan arrangement changes occurred:
1.On May 4, 2026, Nicole Jones, Executive Vice President, Chief Administrative Officer and Chief Human Resources Officer of The Cigna Group, adopted a 10b5-1 plan. Ms. Jones' plan provides for (i) the sale of up to 9,051 shares of The Cigna Group common stock; (ii) the sale of shares of The Cigna Group common stock issuable upon vesting of performance awards (the actual number of shares depends on actual performance achieved and may range from 0% to 200% of the 5,313 shares subject to the awards at the target level of performance), net of shares withheld to satisfy applicable tax obligations; and (iii) the exercise of up to 15,346 vested stock options and the associated sale of shares of The Cigna Group common stock acquired upon exercise to cover the exercise price, applicable tax obligations and fees and 50% of the resulting net shares acquired upon exercise (such limitation reflecting The Cigna Group stock ownership guidelines), in each case through May 4, 2027.
2.On June 2, 2026, Everett Neville, Executive Vice President and Special Advisor to the Chief Executive Officer of The Cigna Group, adopted a 10b5-1 plan. Mr. Neville's plan provides for the sale of up to 1,234 shares of The Cigna Group common stock through March 2, 2027.
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
101
The following materials from The Cigna Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2026

THE CIGNA GROUP

/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)