Form 10-Q
period 2026-09-30
Cigna Group
filed 2026-11-05
CIK 1739940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No
As of October 30, 2026, 263,502,561 shares of the issuer's Common Stock were outstanding.

THE CIGNA GROUP
As used herein, the term "Company" refers to one or more of The Cigna Group and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

The Cigna Group Consolidated Statements of Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Revenues
Pharmacy revenues	$58,982	$56,054	$170,191	$158,336
Premiums	9,885	9,081	29,556	30,973
Fees and other revenues	4,529	4,380	13,337	12,412
Net investment income	287	233	761	707
TOTAL REVENUES	73,683	69,748	213,845	202,428
Benefits and expenses
Pharmacy and other service costs	58,590	55,530	169,393	157,196
Medical costs and other benefit expenses	8,496	7,842	24,850	26,089
Selling, general and administrative expenses	3,612	3,362	10,804	11,008
Amortization of acquired intangible assets	589	436	1,368	1,280
TOTAL BENEFITS AND EXPENSES	71,287	67,170	206,415	195,573
Income from operations	2,396	2,578	7,430	6,855
Interest expense and other	(333)	(347)	(1,046)	(1,046)
Gain on sale of businesses	—	38	17	79
Net investment gains	36	26	225	76
Income before income taxes	2,099	2,295	6,626	5,964
TOTAL INCOME TAXES	401	322	1,192	950
Net income	1,698	1,973	5,434	5,014
Less: Net income attributable to noncontrolling interests	256	105	678	291
SHAREHOLDERS' NET INCOME	$1,442	$1,868	$4,756	$4,723
Shareholders' net income per share
Basic	$5.49	$7.02	$18.09	$17.65
Diluted	$5.47	$6.98	$18.02	$17.52

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Statements of Comprehensive Income
	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$1,698	$1,973	$5,434	$5,014
Other comprehensive income (loss), net of tax
Net unrealized appreciation (depreciation) on securities and derivatives	11	(401)	131	(180)
Net long-duration insurance and contractholder liabilities measurement adjustments	(105)	421	(1,752)	(356)
Net translation (losses) gains on foreign currencies	(23)	(10)	(71)	68
Postretirement benefits liability adjustment	6	7	26	10
Other comprehensive (loss) income, net of tax	(111)	17	(1,666)	(458)
Total comprehensive income	1,587	1,990	3,768	4,556
Less: Net income attributable to noncontrolling interests	256	105	678	291
SHAREHOLDERS' COMPREHENSIVE INCOME	$1,331	$1,885	$3,090	$4,265

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group Consolidated Balance Sheets
	Unaudited
	As of September 30,	As of December 31,
(In millions)	2026	2025
Assets
Cash and cash equivalents	$6,186	$7,676
Investments	1,109	1,056
Accounts receivable, net	31,492	28,768
Inventories	5,555	7,338
Other current assets	2,890	2,976
Total current assets	47,232	47,814
Long-term investments	19,043	18,471
Reinsurance recoverables	3,729	4,103
Property and equipment	3,739	3,651
Goodwill	45,537	44,924
Other intangible assets	26,755	28,560
Other assets	4,301	2,885
Separate account assets	7,308	7,511
TOTAL ASSETS	$157,644	$157,919
Liabilities
Current insurance and contractholder liabilities	$6,404	$5,710
Pharmacy and other service costs payable	27,368	30,333
Accounts payable	10,100	10,659
Accrued expenses and other liabilities	9,868	9,048
Short-term debt	2,293	592
Total current liabilities	56,033	56,342
Non-current insurance and contractholder liabilities	9,242	9,938
Deferred tax liabilities, net	6,573	7,145
Other non-current liabilities	5,917	4,238
Long-term debt	28,849	30,871
Separate account liabilities	7,308	7,511
TOTAL LIABILITIES	113,922	116,045
Contingencies — Note 14
Shareholders' equity
Common stock (1)	4	4
Additional paid-in capital	32,189	31,790
Accumulated other comprehensive loss	(4,472)	(2,806)
Retained earnings	51,385	47,865
Less: Treasury stock, at cost	(35,723)	(35,140)
TOTAL SHAREHOLDERS' EQUITY	43,383	41,713
Noncontrolling interests	339	161
Total equity	43,722	41,874
Total liabilities and equity	$157,644	$157,919
(1)Par value per share, $0.01; shares issued, 407 million as of September 30, 2026 and 405 million as of December 31, 2025; authorized shares, 600 million.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Three Months Ended September 30, 2026
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2026	$4	$32,092	$(4,361)	$50,355	$(35,470)	$42,620	$290	$42,910
Effect of issuing stock for employee benefit plans		97			(1)	96		96
Other comprehensive loss			(111)			(111)		(111)
Net income				1,442		1,442	256	1,698
Common dividends declared (per share: $1.56)				(412)		(412)		(412)
Repurchase of common stock		—			(252)	(252)		(252)
Other transactions impacting noncontrolling interests		—				—	(207)	(207)
Balance at September 30, 2026	$4	$32,189	$(4,472)	$51,385	$(35,723)	$43,383	$339	$43,722

Three Months Ended September 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2025	$4	$31,588	$(2,816)	$45,564	$(34,126)	$40,214	$216	$40,430
Effect of issuing stock for employee benefit plans		110			(3)	107		107
Other comprehensive income			17			17		17
Net income				1,868		1,868	105	1,973
Common dividends declared (per share: $1.51)				(404)		(404)		(404)
Repurchase of common stock		—			3	3		3
Other transactions impacting noncontrolling interests		—				—	(112)	(112)
Balance at September 30, 2025	$4	$31,698	$(2,799)	$47,028	$(34,126)	$41,805	$209	$42,014

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Changes in Total Equity
Unaudited
Nine Months Ended September 30, 2026
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$4	$31,790	$(2,806)	$47,865	$(35,140)	$41,713	$161	$41,874
Effect of issuing stock for employee benefit plans		402			(81)	321		321
Other comprehensive loss			(1,666)			(1,666)		(1,666)
Net income				4,756		4,756	678	5,434
Common dividends declared (per share: $4.68)				(1,236)		(1,236)		(1,236)
Repurchase of common stock		—			(502)	(502)		(502)
Other transactions impacting noncontrolling interests		(3)				(3)	(500)	(503)
Balance at September 30, 2026	$4	$32,189	$(4,472)	$51,385	$(35,723)	$43,383	$339	$43,722

Nine Months Ended September 30, 2025
(In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$4	$31,288	$(2,341)	$43,519	$(31,437)	$41,033	$210	$41,243
Effect of issuing stock for employee benefit plans		410			(111)	299		299
Other comprehensive loss			(458)			(458)		(458)
Net income				4,723		4,723	291	5,014
Common dividends declared (per share: $4.53)				(1,214)		(1,214)		(1,214)
Repurchase of common stock		—			(2,578)	(2,578)		(2,578)
Other transactions impacting noncontrolling interests		—				—	(292)	(292)
Balance at September 30, 2025	$4	$31,698	$(2,799)	$47,028	$(34,126)	$41,805	$209	$42,014

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

The Cigna Group
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2026	2025
Cash Flows from Operating Activities
Net income	$5,434	$5,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,172	2,053
Investment gains, net	(225)	(76)
Deferred income tax benefit	(266)	(174)
Gain on sale of businesses	(17)	(79)
Net changes in assets and liabilities, net of non-operating effects:
Accounts receivable, net	(2,770)	(6,911)
Inventories	1,782	1,060
Reinsurance recoverable and Other assets	25	(537)
Insurance liabilities	489	1,662
Pharmacy and other service costs payable	(2,964)	1,837
Accounts payable and Accrued expenses and other liabilities	(104)	(857)
Other, net	(275)	460
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,281	3,452
Cash Flows from Investing Activities
Proceeds from investments sold:
Debt securities and equity securities	156	518
Investment maturities and repayments:
Debt securities and equity securities	595	745
Commercial mortgage loans	132	198
Other sales, maturities and repayments (primarily short-term and other long-term investments)	717	656
Investments purchased or originated:
Debt securities and equity securities	(1,248)	(5,271)
Commercial mortgage loans	(101)	(117)
Other (primarily short-term and other long-term investments)	(1,101)	(1,066)
Property and equipment purchases, net	(842)	(890)
Acquisitions, net of cash acquired	—	(597)
Divestitures, net of cash sold	26	2,346
Renewable energy tax credit equity investments	(312)	(485)
Other, net	(436)	(24)
NET CASH USED IN INVESTING ACTIVITIES	(2,414)	(3,987)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	104	113
Withdrawals and benefit payments from contractholder deposit funds	(248)	(201)
Net change in short-term debt, excluding term loan	463	(915)
Net proceeds on issuance of term loan	—	1,999
Repayment of term loan	—	(2,000)
Repayment of long-term debt	(590)	(1,643)
Net proceeds on issuance of long-term debt	—	4,461
Repurchase of common stock	(531)	(2,620)
Issuance of common stock	191	178
Common stock dividend paid	(1,236)	(1,215)
Other, net	(529)	(512)
NET CASH USED IN FINANCING ACTIVITIES	(2,376)	(2,355)
Effect of foreign currency rate changes on cash, cash equivalents and restricted cash	(15)	30
Net decrease in cash, cash equivalents and restricted cash	(1,524)	(2,860)
Cash, cash equivalents and restricted cash January 1, (1)	7,736	8,931
Cash, cash equivalents and restricted cash September 30, (1)	$6,212	$6,071
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include the accounts of The Cigna Group and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Certain goodwill and other intangible assets amounts in the Consolidated Balance Sheet were reclassified in the first quarter of 2026. Amounts as of September 30, 2026 continue to reflect the reclassified presentation.

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

Note 3 – Accounts Receivable, Net

The following amounts were included within Accounts receivable, net:

(In millions)	September 30, 2026	December 31, 2025
Noninsurance customer receivables	$15,646	$14,707
Pharmaceutical manufacturers receivables	14,110	12,437
Insurance customer receivables	1,510	1,385
Other receivables	226	239
Total	$31,492	$28,768

These accounts receivable are reported net of our allowances of $8.0 billion and $6.8 billion as of September 30, 2026 and December 31, 2025, respectively. These allowances include contractual allowances for certain rebates receivable with pharmaceutical manufacturers and certain accounts receivable from third-party payors, discounts and claims adjustments issued to customers in the form of client credits, an allowance for current expected credit losses, and other non-credit adjustments.

The Company's allowance for current expected credit losses was $240 million and $199 million as of September 30, 2026 and December 31, 2025, respectively.

Accounts Receivable Factoring Facilities
The Company maintains uncommitted factoring facilities with a total capacity of $2.0 billion under which certain accounts receivable may be sold on a non-recourse basis to a financial institution. In the first quarter of 2026, the Company entered into a new accounts receivable factoring facility with an initial two-year term, in addition to the previously established accounts receivable factoring facility outlined in Note 3 to the Consolidated Financial Statements included in the Company's 2025 Form 10-K (together, the "Facilities"). The Facilities are subject to automatic one-year renewal terms following the expiration of the initial term unless terminated by either party. The transactions under the Facilities are accounted for as a sale and recorded as a reduction to accounts receivable in the Consolidated Balance Sheets because control of, and risk related to, the accounts receivable are transferred to the financial institution. Although the sale is made without recourse, we provide collection services related to the transferred assets. Amounts associated with the Facilities are reflected within Net cash provided by operating activities in the Consolidated Statements of Cash Flows. Factoring fees paid under the Facilities are reflected in Interest expense and other in the Consolidated Statements of Income.
We sold accounts receivable under the Facilities of $0.5 billion and $1.3 billion for the three months ended September 30, 2026 and 2025, respectively, and $2.0 billion and $4.0 billion for the nine months ended September 30, 2026 and 2025, respectively. For the three and nine months ended September 30, 2026 and 2025, factoring fees paid were not material. As of September 30, 2026, there were $0.3 billion of sold accounts receivable that have not been collected and have been removed from the Company's Consolidated Balance Sheets. As of December 31, 2025, all sold accounts receivable had been collected. As of September 30, 2026 and December 31, 2025, there were $0.2 billion and $0.4 billion, respectively, of collections that had not been remitted to the financial institution. Such amounts are recorded within Accrued expenses and other liabilities in the Consolidated Balance Sheets.

Note 4 – Supplier Finance Program

The Company facilitates a voluntary supplier finance program (the "Program") that provides suppliers the opportunity to sell their accounts receivable due from us (i.e., our payment obligations to the suppliers) to a financial institution, on a non-recourse basis, in order to be paid earlier than our payment terms require.
As of September 30, 2026 and December 31, 2025, $1.4 billion and $1.6 billion, respectively, of the Company's outstanding payment obligations were confirmed as valid within the Program by the financial institution and are reflected in Accounts payable in the Consolidated Balance Sheets. The amounts confirmed as valid for both periods are predominantly associated with one supplier.
Note 5 – Earnings Per Share

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	September 30, 2026			September 30, 2025
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$1,442		$1,442	$1,868		$1,868
Shares:
Weighted average	262,790		262,790	265,913		265,913
Common stock equivalents		998	998		1,617	1,617
Total shares	262,790	998	263,788	265,913	1,617	267,530
Earnings per share	$5.49	$(0.02)	$5.47	$7.02	$(0.04)	$6.98

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders' net income	$4,756		$4,756	$4,723		$4,723
Shares:
Weighted average	262,841		262,841	267,635		267,635
Common stock equivalents		1,082	1,082		1,892	1,892
Total shares	262,841	1,082	263,923	267,635	1,892	269,527
Earnings per share	$18.09	$(0.07)	$18.02	$17.65	$(0.13)	$17.52
The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Anti-dilutive options	2.1	2.1	2.2	1.9

On October 28, 2026, the Board of Directors of The Cigna Group (the "Board") declared the fourth quarter cash dividend of $1.56 per share of The Cigna Group common stock to be paid on December 17, 2026 to shareholders of record on December 3, 2026. The Company currently intends to pay regular quarterly dividends, with future declarations subject to approval by the Board and the Board's determination that the declaration of dividends remains in the best interests of The Cigna Group and its shareholders. The decision of whether to pay future dividends and the amount of any such dividends will be based on the Company's financial position, results of operations, cash flows, capital requirements, the requirements of applicable law and any other factors the Board may deem relevant.
The Company held approximately 143.2 million shares of common stock in treasury as of September 30, 2026, 141.1 million shares as of December 31, 2025 and 137.4 million shares as of September 30, 2025.

Note 6 – Debt
Short-Term and Long-Term Debt. During the nine months ended September 30, 2026, the Company repaid $550 million 1.250% senior notes that matured in March 2026. For more information regarding our short-term and long-term debt, see Note 7 to the Consolidated Financial Statements in the Company's 2025 Form 10-K.

Revolving Credit Agreement. The Company maintains a $6.5 billion, five-year revolving credit and letter of credit agreement that will mature in April 2030, with an option to extend the maturity date for additional one-year periods, subject to consent of the banks (the "Credit Agreement"). Our Credit Agreement provides us with the ability to borrow amounts for general corporate purposes, including providing liquidity support if necessary under our commercial paper program discussed below. As of September 30, 2026, there was no outstanding balance under the Credit Agreement.

Commercial Paper. Under our commercial paper program, we may issue short-term, unsecured commercial paper notes privately placed on a discounted basis through certain broker-dealers at any time not to exceed an aggregate amount of $6.5 billion. Amounts available under the program may be borrowed, repaid and re-borrowed from time to time. The net proceeds of issuances have been and are expected to be used for general corporate purposes. The commercial paper program had approximately $0.5 billion outstanding as of September 30, 2026 and an average interest rate of 4.09%.

Interest Expense. Interest expense on long-term and short-term debt was $356 million for the three months ended and $1.1 billion for the nine months ended September 30, 2026, compared with $363 million for the three months ended and $1.1 billion for the nine months ended September 30, 2025.
Note 7 – Insurance and Contractholder Liabilities

A.Account Balances – Insurance and Contractholder Liabilities
The Company's insurance and contractholder liabilities were comprised of the following:

	September 30, 2026			December 31, 2025			September 30, 2025
(In millions)	Current	Non-current	Total	Current	Non-current	Total	Total
Unpaid claims and claim expenses
Cigna Healthcare	$4,923	$65	$4,988	$4,180	$61	$4,241	$4,676
Other	152	143	295	167	176	343	335
Future policy benefits
Cigna Healthcare	38	152	190	38	153	191	192
Other Operations	142	2,799	2,941	142	3,081	3,223	3,297
Contractholder deposit funds	312	5,572	5,884	336	5,778	6,114	6,132
Market risk benefits	22	468	490	25	649	674	709
Unearned premiums	815	43	858	822	40	862	756
Total insurance and contractholder liabilities	$6,404	$9,242	$15,646	$5,710	$9,938	$15,648	$16,097
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
The total of incurred but not reported liabilities plus expected development on reported claims and reported claims in process was $4.8 billion as of September 30, 2026 and $4.5 billion as of September 30, 2025.

Activity, net of intercompany transactions, in the unpaid claims liability for the Cigna Healthcare segment was as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025 (1)
Beginning balance	$4,241	$5,018
Less: Reinsurance and other amounts recoverable	147	159
Beginning balance, net	4,094	4,859
Incurred costs related to:
Current year	24,409	25,763
Prior years	(356)	(319)
Total incurred	24,053	25,444
Paid costs related to:
Current year	19,880	20,399
Prior years	3,412	4,055
Total paid	23,292	24,454
Less: Divestiture and other	—	1,323
Ending balance, net	4,855	4,526
Add: Reinsurance and other amounts recoverable	133	150
Ending balance	$4,988	$4,676
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
Variances in incurred costs related to prior years' unpaid claims and claim expenses that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	Nine Months Ended September 30,
	2026		2025
(Dollars in millions)	$	% (1)	$	% (2)
Actual completion factors and other	$210	0.7%	$185	0.5%
Medical cost trend	146	0.4	134	0.3
Total favorable variance	$356	1.1%	$319	0.8%
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

C.Future Policy Benefits

The weighted average interest rates applied and duration for future policy benefits in Other Operations, consisting of annuity and life insurance products, were as follows:

	As of
	September 30, 2026	September 30, 2025
Interest accretion rate	5.64%	5.64%
Current discount rate	6.15%	5.11%
Weighted average duration	10.0 years	10.8 years

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

Future policy benefits include deferred profit liability of $0.3 billion as of September 30, 2026 and $0.4 billion as of September 30, 2025. Future policy benefits excluding deferred profit liability were $2.6 billion as of September 30, 2026 and $2.9 billion as of December 31, 2025, September 30, 2025, and December 31, 2024. Undiscounted expected future policy benefits were $4.1 billion as of September 30, 2026 and $4.2 billion as of September 30, 2025. As of September 30, 2026 and September 30, 2025, $0.8 billion and $0.9 billion, respectively, of the future policy benefit reserve was recoverable through treaties with external reinsurers.
D.Contractholder Deposit Funds
Contractholder deposit fund liabilities within Other Operations were $5.9 billion as of September 30, 2026, $6.1 billion as of both December 31, 2025 and September 30, 2025, and $6.3 billion as of December 31, 2024. Approximately 37% of the balance is reinsured externally. Activity in these liabilities is presented net of reinsurance in the Consolidated Statements of Cash Flows.

As of September 30, 2026, the weighted average crediting rate, net amount at risk and cash surrender value for contractholder deposit fund liabilities not effectively exited through reinsurance were 3.21%, $2.3 billion and $2.7 billion, respectively. The comparative amounts as of September 30, 2025 were 3.26%, $2.6 billion and $2.8 billion, respectively. More than 99% of the $3.7 billion liability as of September 30, 2026 and the $3.9 billion liability as of September 30, 2025 not reinsured externally is for contracts with guaranteed interest rates of 3% - 4%, and approximately $1.1 billion and $1.2 billion as of these period ends represented contracts with policies at the guarantee. At these same period ends, $1.0 billion and $1.1 billion was 50 - 150 basis points ("bps") above the guarantee, and the remaining $1.6 billion as of both September 30, 2026 and September 30, 2025 represented contracts above the guarantee that pay the policyholder based on the greater of a guaranteed minimum cash value or the actual cash value. As of both September 30, 2026 and September 30, 2025, more than 90% of these contracts have actual cash values of at least 110% of the guaranteed cash value.
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

Market risk benefits activity was as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Balance, beginning of year	$674	$785
Balance, beginning of year, before the effect of nonperformance risk (own credit risk)	714	838
Changes due to expected run-off	(15)	(14)
Changes due to capital markets versus expected	(160)	(30)
Changes due to policyholder behavior versus expected	(14)	(20)
Assumption changes	(11)	(17)
Balance, end of period, before the effect of changes in nonperformance risk (own credit risk)	514	757
Nonperformance risk (own credit risk), end of period	(24)	(48)
Balance, end of period	$490	$709
Reinsured market risk benefit, end of period	$514	$756

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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2026	September 30, 2025
Net amount at risk	$989	$1,141
Average attained age of contractholders (weighted by exposure)	78.5 years	78.2 years

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

The Company's reinsurance recoverables as of September 30, 2026 are presented at amount due by range of external credit rating and collateral level in the following table, with reinsurance recoverables that are market risk benefits separately presented at fair value:

(In millions)	Fair Value of Collateral Contractually Required to Meet or Exceed Carrying Value of Recoverable	Collateral Provisions Exist That May Mitigate Risk of Credit Loss (1)	No Collateral	Total
Ongoing operations
A- equivalent and higher current ratings (2)	$—	$4	$203	$207
BBB- to BBB+ equivalent current credit ratings (2)	—	—	64	64
Not rated	76	8	6	90
Acquisition, disposition or run-off activities
BBB+ equivalent and higher current ratings (2)(3)	260	2,711	16	2,987
Not rated	—	5	—	5
Total reinsurance recoverables before market risk benefits	$336	$2,728	$289	$3,353
Allowance for uncollectible reinsurance				(22)
Market risk benefits				514
Total reinsurance recoverables (4)				$3,845
(1)Includes collateral provisions requiring the reinsurer to fully collateralize its obligation if its external credit rating is downgraded to a specified level.
(2)Certified by a nationally recognized statistical ratings organization ("NRSRO").
(3)Comprised of six reinsurers, of which 78% is held by two reinsurers, Lincoln National Life Insurance Company and Lincoln Life and Annuity Company of New York.
(4)Includes $116 million of current reinsurance recoverables that are reported in Other current assets.

The Company entered into an agreement with Berkshire to effectively exit the variable annuity reinsurance business via a reinsurance transaction in 2013. Variable annuity contracts are accounted for as assumed and ceded reinsurance and categorized as market risk benefits as discussed in Note 7 to the Consolidated Financial Statements. Berkshire reinsured 100% of the Company's future cash flows in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit, with approximately $3.0 billion remaining as of September 30, 2026. As a result of the reinsurance transaction, amounts payable are offset by a corresponding reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit. As of both September 30, 2026 and 2025, market risk benefits (shown in the table net of nonperformance risk as of September 30, 2026) were predominantly reinsured by Berkshire, which is rated AA+ by an NRSRO. As of September 30, 2026, approximately 100% of the Berkshire recoverable is secured by assets in a trust.

Note 9 – Investments
The following table summarizes the Company's investments by category and current or long-term classification:

	September 30, 2026			December 31, 2025
(In millions)	Current	Long-Term	Total	Current	Long-Term	Total
Debt securities	$689	$7,712	$8,401	$691	$7,671	$8,362
Equity securities	23	3,804	3,827	22	3,534	3,556
Commercial mortgage loans	67	1,135	1,202	86	1,147	1,233
Policy loans	—	966	966	—	1,082	1,082
Other long-term investments	—	5,426	5,426	—	5,037	5,037
Short-term investments	330	—	330	257	—	257
Total	$1,109	$19,043	$20,152	$1,056	$18,471	$19,527

A.Investment Portfolio

Debt Securities

The amortized cost and fair value by contractual maturity periods for debt securities were as follows as of September 30, 2026:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$740	$715
Due after one year through five years	3,988	3,832
Due after five years through ten years	2,224	2,100
Due after ten years	1,836	1,543
Mortgage and other asset-backed securities	240	211
Total	$9,028	$8,401
Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.
Gross unrealized appreciation (depreciation) on debt securities by type of issuer is shown below:

(In millions)	Amortized Cost	Allowance for Credit Loss	Unrealized Appreciation	Unrealized Depreciation	Fair Value
September 30, 2026
Federal government and agency	$218	$—	$8	$(7)	$219
State and local government	24	—	—	(1)	23
Foreign government	441	—	2	(12)	431
Corporate	8,105	(51)	49	(586)	7,517
Mortgage and other asset-backed	240	—	—	(29)	211
Total	$9,028	$(51)	$59	$(635)	$8,401

December 31, 2025
Federal government and agency	$215	$—	$15	$(3)	$227
State and local government	24	—	1	—	25
Foreign government	450	—	12	(6)	456
Corporate	7,704	(137)	175	(332)	7,410
Mortgage and other asset-backed	267	—	3	(26)	244
Total	$8,660	$(137)	$206	$(367)	$8,362

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

	September 30, 2026				December 31, 2025
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
One year or less
Investment grade	$3,786	$3,923	$(137)	1,253	$384	$386	$(2)	149
Below investment grade	348	360	(12)	834	120	125	(5)	239
More than one year
Investment grade	2,440	2,910	(470)	673	3,044	3,382	(338)	799
Below investment grade	135	151	(16)	84	185	207	(22)	86
Total	$6,709	$7,344	$(635)	2,844	$3,733	$4,100	$(367)	1,273

Equity Securities
The following table provides the values of the Company's equity security investments:

	September 30, 2026		December 31, 2025
(In millions)	Cost	Carrying Value	Cost	Carrying Value
Equity securities with readily determinable fair values	$96	$106	$78	$92
Equity securities with no readily determinable fair value	7,078	3,721	6,792	3,464
Total	$7,174	$3,827	$6,870	$3,556
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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio:

(Dollars in millions)	September 30, 2026			December 31, 2025
Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to-Value Ratio
Below 60%	$274	2.35		$355	2.13
60% to 79%	742	1.63		694	1.81
80% to 100%	186	0.96		184	0.79
Total	$1,202	1.67	72%	$1,233	1.72	71%

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

	Carrying Value as of
(In millions)	September 30, 2026	December 31, 2025
Real estate investments	$2,054	$1,895
Securities partnerships	3,176	2,948
Other	196	194
Total	$5,426	$5,037

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

As of September 30, 2026, the notional value of interest rate swap contracts increased to $4.1 billion compared with $3.2 billion as of December 31, 2025. There were no other material changes to the Company's individual derivative hedging strategies during the three and nine months ended September 30, 2026. See Note 11B to the Consolidated Financial Statements in the Company's 2025 Form 10-K for further discussion of the types of derivative financial instruments and associated accounting policies. The effects of derivative financial instruments used in our individual hedging strategies were not material to the Consolidated Financial Statements as of September 30, 2026 and December 31, 2025. The gross fair values of our derivative financial instruments are presented in Note 10 to the Consolidated Financial Statements.

C.Investment Gains and Losses

Net investment gains (losses), before income taxes were $36 million and $225 million, respectively, for the three and nine months ended September 30, 2026, versus $26 million and $76 million, respectively, for the three and nine months ended September 30, 2025. Net investment results for the three and nine months ended September 30, 2026 primarily reflect fair value changes of derivative instruments associated with certain equity securities. These amounts exclude investment gains and losses attributed to the Company's separate accounts because those gains and losses generally accrue directly to separate account policyholders.
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

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Financial assets at fair value
Debt securities
Federal government and agency	$102	$105	$117	$122	$—	$—	$219	$227
State and local government	—	—	23	25	—	—	23	25
Foreign government	—	—	431	446	—	10	431	456
Corporate	—	—	7,275	7,133	242	277	7,517	7,410
Mortgage and other asset-backed	—	—	180	206	31	38	211	244
Total debt securities	102	105	8,026	7,932	273	325	8,401	8,362
Equity securities (1)	72	54	32	36	2	2	106	92
Short-term investments	—	—	330	257	—	—	330	257
Derivative assets	—	—	81	68	1,331	923	1,412	991
Financial liabilities at fair value
Derivative liabilities	$—	$—	$8	$22	$483	$354	$491	$376
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

	Fair Value as of			Unobservable Adjustment Range (Weighted Average by Quantity) as of
(Fair value in millions)	September 30, 2026	December 31, 2025	Unobservable Input September 30, 2026	September 30, 2026		December 31, 2025
Debt securities
Corporate	$240	$286	Liquidity	60 - 920 (140)	bps	60 - 920 (175)	bps
Mortgage and other asset-backed securities	31	38	Liquidity	115 - 340 (160)	bps	105 - 350 (160)	bps
Other debt securities	2	1
Total Level 3 debt securities	$273	$325

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Beginning balance	$1,052	$362	$896	$417
Gains (losses) included in Shareholders' net income	97	(9)	272	(23)
(Losses) gains included in Other comprehensive (loss) income	(14)	21	(15)	31
Purchases, sales and settlements
Purchases	17	617	67	644
Sales	—	(1)	(35)	(3)
Settlements	(27)	(21)	(29)	(101)
Total purchases, sales and settlements	(10)	595	3	540
Transfers into / (out of) Level 3
Transfers into Level 3	1	10	41	59
Transfers out of Level 3	(3)	—	(74)	(45)
Total transfers into / (out of) Level 3	(2)	10	(33)	14
Ending balance	$1,123	$979	$1,123	$979
Total gains (losses) included in Shareholders' net income attributable to instruments held at the reporting date	$97	$(6)	$272	$(23)
Change in unrealized gain or (loss) included in Other comprehensive (loss) income for assets held at the end of the reporting period	$(11)	$11	$(12)	$18

Total gains and losses included in Shareholders' net income in the table above are reflected in the Consolidated Statements of Income as Net investment gains/losses and as Net investment income/losses. Gains and losses included in Other comprehensive (loss) income, net of tax, in the table above are reflected in Net unrealized appreciation (depreciation) on securities and derivatives in the Consolidated Statements of Comprehensive Income.
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
Separate Accounts
The investment income and fair value gains and losses of Separate account assets generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. The separate account activity for the nine months ended September 30, 2026 and 2025 was primarily driven by withdrawals and changes in the market values of the underlying separate account investments.

Fair values of Separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Guaranteed separate accounts (see Note 14)	$246	$247	$321	$330	$—	$—	$567	$577
Non-guaranteed separate accounts (1)	278	271	5,610	5,769	152	209	6,040	6,249
Subtotal	$524	$518	$5,931	$6,099	$152	$209	6,607	6,826
Non-guaranteed separate accounts priced at net asset value as a practical expedient (1)							678	661
Total							$7,285	$7,487
(1)Non-guaranteed separate accounts include $3.5 billion as of September 30, 2026 and $3.8 billion as of December 31, 2025 in assets supporting the Company's pension plans, including $0.1 billion classified in Level 3 as of September 30, 2026 and $0.2 billion as of December 31, 2025. Non-guaranteed separate accounts are primarily comprised of securities partnerships, real estate and real estate funds.

Separate account assets classified in Level 3 primarily support the Company's pension plans and include certain newly issued, privately placed, complex or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans. Activity, including transfers into and out of Level 3, was not material for the three and nine months ended September 30, 2026 or 2025.

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

For the nine months ended September 30, 2026 and 2025, impairments recognized requiring the assets and liabilities described above to be measured at fair value were not material. Observable price changes for equity securities with no readily determinable fair value were not material for the nine months ended September 30, 2026 or 2025.

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

	Classification in Fair Value Hierarchy	September 30, 2026		December 31, 2025
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,137	$1,202	$1,195	$1,233
Long-term debt, including current maturities, excluding finance leases	Level 2	$27,360	$31,045	$29,907	$31,352

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

Shareholders' other comprehensive (loss) income, net of tax, for the three and nine months ended September 30, 2026 and September 30, 2025 is primarily attributable to the change in discount rates for certain long-duration liabilities, including the impacts from unconsolidated entities reported on the equity method.

Changes in the components of AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Securities and derivatives
Beginning balance	$714	$1,053	$594	$832
Unrealized appreciation (depreciation) on securities and derivatives, before reclassification, net of tax (expense) benefit of $(14), $137, $(46) and $93, respectively	10	(406)	126	(237)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $—, $(1), $(1) and $(14), respectively	1	5	5	57
Other comprehensive income (loss), net of tax	11	(401)	131	(180)
Ending balance	$725	$652	$725	$652
Net long-duration insurance and contractholder liabilities measurement adjustments
Beginning balance	$(3,976)	$(2,815)	$(2,329)	$(2,038)
Net current period change in discount rate for certain long-duration liabilities, before reclassification, net of tax benefit (expense) of $38, $(146), $588 and $92, respectively	(97)	427	(1,740)	(296)
Amounts reclassified to Shareholders' net income, net of tax expense of $—, $—, $— and $16, respectively	—	—	—	(56)
Net current period change in discount rate for certain long-duration liabilities, net of tax benefit (expense) of $38, $(146), $588 and $108, respectively	(97)	427	(1,740)	(352)
Net current period change in instrument-specific credit risk for market risk benefits, net of tax benefit of $2, $2, $4 and $1, respectively	(8)	(6)	(12)	(4)
Other comprehensive (loss) income, net of tax	(105)	421	(1,752)	(356)
Ending balance	$(4,081)	$(2,394)	$(4,081)	$(2,394)
Translation of foreign currencies
Beginning balance	$(175)	$(120)	$(127)	$(198)
Net translation of foreign currencies, before reclassification, net of tax benefit (expense) of $—, $—, $2 and $(8), respectively	(23)	(10)	(71)	68
Ending balance	$(198)	$(130)	$(198)	$(130)
Postretirement benefits liability
Beginning balance	$(924)	$(934)	$(944)	$(937)
Amounts reclassified to Shareholders' net income, net of tax (benefit) of $(3), $(3), $(7) and $(7), respectively	6	7	19	19
Net change due to valuation update, before reclassification, net of tax benefit (expense) of $1, $1, $(2) and $4, respectively	—	—	7	(9)
Other comprehensive income, net of tax	6	7	26	10
Ending balance	$(918)	$(927)	$(918)	$(927)
Total Accumulated other comprehensive loss
Beginning balance	$(4,361)	$(2,816)	$(2,806)	$(2,341)
Shareholders' other comprehensive (loss) income, net of tax benefit (expense) of $24, $(10), $538 and $177, respectively	(111)	17	(1,666)	(458)
Ending balance	$(4,472)	$(2,799)	$(4,472)	$(2,799)

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

During the three and nine months ended September 30, 2026, we reported total costs of $85 million ($62 million after-tax) and $535 million ($405 million after-tax), respectively, associated with this initiative, compared with $222 million ($168 million after-tax) and $566 million ($429 million after-tax), respectively, for the three and nine months ended September 30, 2025.

The total costs for the three and nine months ended September 30, 2026 included $86 million and $532 million, respectively, pre-tax in Selling, general and administrative expenses, which was primarily associated with severance ($61 million and $431 million, respectively). Comparatively, the total costs for the three and nine months ended September 30, 2025 included $181 million and $467 million, respectively, pre-tax in Selling, general and administrative expenses, which was primarily associated with severance ($141 million and $335 million, respectively).

Program-to-date total costs of $1,284 million pre-tax ($970 million after-tax) included $1,148 million in Selling, general and administrative expenses, which were primarily associated with severance ($809 million) and asset impairments ($109 million). The remainder of the total program costs reflects the operating results of certain non-strategic businesses. We expect substantially all of the accrued liability to be paid by the end of 2026. See Note 15 to the Consolidated Financial Statements for further details of the strategic optimization program by segment.

The following table presents a roll forward of the accrued liability recorded in Accrued expenses and other liabilities:

(In millions)
Balance, December 31, 2025	$140
2026 charges	431
2026 payments	(372)
Balance, September 30, 2026	$199

Note 13 – Income Taxes
Income Tax Expense. The effective tax rate of 19.1% for the three months ended September 30, 2026 was higher than the effective tax rate of 14.0% for the three months ended September 30, 2025. The increase was primarily driven by the absence of a prior-period benefit related to the HCSC transaction, the absence of prior-period benefits related to federal and state tax audits, and an increase related to the Company's equity method earnings. The effective tax rate of 18.0% for the nine months ended September 30, 2026 was higher than the effective tax rate of 15.9% for the nine months ended September 30, 2025. The increase was primarily due to the absence of a prior-period benefit related to the HCSC transaction and an increase related to the Company's equity method earnings.
Note 14 – Contingencies and Other Matters
The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.
A.Financial Guarantees: Retiree and Life Insurance Benefits
The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. For the majority of these benefits, the sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2026, employers maintained assets that generally exceeded the benefit obligations under these arrangements of approximately $390 million. An additional liability is established if management believes that the Company will be required to make payments under the guarantees; there were no additional liabilities required for these guarantees, net of reinsurance, as of September 30, 2026. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.
The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.
B.Certain Other Guarantees
The Company had indemnification obligations as of September 30, 2026 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, filing of tax returns, compliance with laws or regulations, or identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a stated dollar amount or a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no recorded liabilities for these indemnification obligations as of September 30, 2026.

C.Guaranty Fund Assessments
The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. There were no material charges or credits resulting from existing or new guaranty fund assessments for the nine months ended September 30, 2026.

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

The following table presents the special items charges (benefits) recorded by the Company, as well as the respective financial statement line items impacted:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Strategic optimization program (primarily Selling, general and administrative expenses)	$85	$62	$222	$168	$535	$405	$566	$429
Charges (benefits) associated with litigation matters (Selling, general and administrative expenses)	60	49	(17)	(13)	126	101	(17)	(13)
Integration and transaction-related costs (Selling, general and administrative expenses)	23	17	7	6	92	70	297	226
Deferred tax expenses, net (Income taxes, less amount attributable to noncontrolling interests)	—	18	—	19	—	51	—	53
(Gain) on sale of businesses	—	—	(38)	(241)	(6)	(6)	(79)	(356)
Total impact from special items	$168	$146	$174	$(61)	$747	$621	$767	$339

Summarized segment financial information was as follows:

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2026
Revenues from external customers	$63,347	$10,001	$48	$—	$73,396
Intersegment revenues	401	1,418	6	(1,825)
Net investment income	26	179	74	8	287
Total revenues	63,774	11,598	128	(1,817)	73,683
Net investment results from certain equity method investments	—	110	—	—	110
Adjusted revenues	$63,774	$11,708	$128	$(1,817)	$73,793
Pharmacy and other service costs	60,519	—
Medical costs	—	8,228
Selling, general and administrative expenses	1,147	2,290
Other segment items (1)
Interest (expense) and other	1	3
Less: Income attributable to noncontrolling interests	280	—
Pre-tax adjusted income (loss) from operations	1,829	1,193	22	(394)	2,650

Income (loss) before income taxes	$1,608	$946	$24	$(479)	$2,099
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(280)	—	—	—	(280)
Net investment (gains) losses (2)	(94)	169	(1)	—	74
Amortization of acquired intangible assets	587	2	—	—	589
Special items
Strategic optimization program	8	16	(1)	62	85
Charges associated with litigation matters	—	60	—	—	60
Integration and transaction-related costs	—	—	—	23	23
Pre-tax adjusted income (loss) from operations	$1,829	$1,193	$22	$(394)	$2,650

Other segment information
Depreciation and amortization	$769	$91	$2	$5	$867
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Three months ended September 30, 2025
Revenues from external customers	$59,982	$9,460	$68	$5	$69,515
Intersegment revenues	380	1,357	14	(1,751)
Net investment income	29	116	80	8	233
Total revenues	60,391	10,933	162	(1,738)	69,748
Net investment results from certain equity method investments	—	(178)	—	—	(178)
Adjusted revenues	$60,391	$10,755	$162	$(1,738)	$69,570
Pharmacy and other service costs	57,326	—
Medical costs	—	7,579
Selling, general and administrative expenses	1,037	2,140
Other segment items (1)
Interest (expense) and other	(2)	2
Less: Income attributable to noncontrolling interests	123	—
Pre-tax adjusted income (loss) from operations	$1,903	$1,038	$36	$(399)	$2,578

Income (loss) before income taxes	$1,563	$1,302	$—	$(570)	$2,295
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(123)	—	—	—	(123)
Net investment losses (gains) (2)	17	(218)	(5)	2	(204)
Amortization of acquired intangible assets	431	5	—	—	436
Special items
Strategic optimization program	15	4	41	162	222
Integration and transaction-related costs	—	—	—	7	7
(Benefits) associated with litigation matters	—	(17)	—	—	(17)
(Gain) on sale of businesses	—	(38)	—	—	(38)
Pre-tax adjusted income (loss) from operations	$1,903	$1,038	$36	$(399)	$2,578

Other segment information
Depreciation and amortization	$601	$88	$2	$6	$697
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2026
Revenues from external customers	$182,630	$30,308	$146	$—	$213,084
Intersegment revenues	984	4,125	16	(5,125)
Net investment income	70	457	217	17	761
Total revenues	183,684	34,890	379	(5,108)	213,845
Net investment results from certain equity method investments	—	23	—	—	23
Adjusted revenues	$183,684	$34,913	$379	$(5,108)	$213,868
Pharmacy and other service costs	174,750	—
Medical costs	—	24,053
Selling, general and administrative expenses	3,240	6,884
Other segment items (1)
Interest (expense) and other	—	7
Less: Income attributable to noncontrolling interests	736	—
Pre-tax adjusted income (loss) from operations	4,958	3,983	70	(1,208)	7,803

Income (loss) before income taxes	$4,592	$3,735	$58	$(1,759)	$6,626
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(736)	—	—	—	(736)
Net investment (gains) losses (2)	(279)	71	9	(3)	(202)
Amortization of acquired intangible assets	1,362	6	—	—	1,368
Special items
Strategic optimization program	19	51	3	462	535
Charges associated with litigation matters	—	126	—	—	126
Integration and transaction-related costs	—	—	—	92	92
(Gain) on sale of businesses	—	(6)	—	—	(6)
Pre-tax adjusted income (loss) from operations	$4,958	$3,983	$70	$(1,208)	$7,803

Other segment information
Depreciation and amortization	$1,893	$257	$6	$16	$2,172
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

(In millions)	Evernorth Health Services	Cigna Healthcare	Other Operations	Corporate and Eliminations	Total
Nine months ended September 30, 2025
Revenues from external customers	$169,470	$31,986	$260	$5	$201,721
Intersegment revenues	2,336	3,901	39	(6,276)
Net investment income	91	376	222	18	707
Total revenues	171,897	36,263	521	(6,253)	202,428
Net investment results from certain equity method investments	—	(272)	—	—	(272)
Adjusted revenues	$171,897	$35,991	$521	$(6,253)	$202,156
Pharmacy and other service costs	163,386	—
Medical costs	—	25,446
Selling, general and administrative expenses	3,135	7,132
Other segment items (1)
Interest (expense) and other	(1)	6
Less: Income attributable to noncontrolling interests	342	—
Pre-tax adjusted income (loss) from operations	5,033	3,419	61	(1,192)	7,321

Income (loss) before income taxes	$4,101	$3,764	$(40)	$(1,861)	$5,964
Pre-tax adjustments to reconcile to adjusted income from operations
(Income) attributable to noncontrolling interests	(342)	—	—	—	(342)
Net investment (gains) losses (2)	(67)	(285)	2	2	(348)
Amortization of acquired intangible assets	1,262	18	—	—	1,280
Special items
Strategic optimization program	83	14	99	370	566
Integration and transaction-related costs	—	—	—	297	297
(Benefits) associated with litigation matters	—	(17)	—	—	(17)
(Gain) on sale of businesses	(4)	(75)	—	—	(79)
Pre-tax adjusted income (loss) from operations	$5,033	$3,419	$61	$(1,192)	$7,321

Other segment information
Depreciation and amortization	$1,772	$252	$13	$16	$2,053
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

Revenue from external customers includes Pharmacy revenues, Premiums, and Fees and other revenues. The following table presents these revenues by product, premium and service type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Products (Pharmacy revenues) (ASC 606)
Network revenues	$34,909	$32,525	$99,315	$91,319
Home delivery and specialty revenues	20,485	20,513	60,717	59,424
Other revenues	3,972	3,403	11,118	9,913
Total Evernorth Health Services	59,366	56,441	171,150	160,656
Other Operations	—	14	—	41
Corporate and eliminations	(384)	(401)	(959)	(2,361)
Total Pharmacy revenues	58,982	56,054	170,191	158,336
Insurance premiums (ASC 944)
Cigna Healthcare
U.S. Healthcare
Employer insured	5,018	4,705	15,003	14,077
Medicare Advantage	—	—	—	2,363
Stop loss	2,191	1,908	6,445	5,655
Individual and Family Plans	796	788	2,529	2,588
Other	521	488	1,553	2,822
U.S. Healthcare	8,526	7,889	25,530	27,505
International Health	1,158	1,047	3,415	3,051
Total Cigna Healthcare	9,684	8,936	28,945	30,556
Other Operations	54	68	162	227
Corporate and eliminations	147	77	449	190
Total Premiums	9,885	9,081	29,556	30,973
Services (Fees) (ASC 606) and other revenues (1)
Evernorth Health Services	4,382	3,921	12,464	11,150
Cigna Healthcare	1,735	1,881	5,488	5,331
Other Operations	—	—	—	31
Corporate and eliminations	(1,588)	(1,422)	(4,615)	(4,100)
Total Fees and other revenues (1)	4,529	4,380	13,337	12,412
Total revenues from external customers	$73,396	$69,515	$213,084	$201,721
(1)Other revenues for the three months ended September 30, 2026 and 2025 were $60 million and $276 million, respectively, and for the nine months ended September 30, 2026 and 2025 were $534 million and $552 million, respectively.

Financial and performance guarantees. Evernorth Health Services may also provide certain financial and performance guarantees, including a minimum level of discounts a client may receive, generic utilization rates and various service levels. Clients may be entitled to receive compensation if we fail to meet the guarantees. Actual performance is compared to the contractual guarantee for each measure throughout the period, and the Company defers revenue for any estimated payouts within Accrued expenses and other liabilities (current). These estimates are adjusted and paid following the end of the annual guarantee period. Historically, adjustments to original estimates have not been material. This guarantee liability was $1.9 billion as of September 30, 2026 and $1.8 billion as of December 31, 2025.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2026 compared with December 31, 2025 and our results of operations for the three and nine months ended September 30, 2026 compared with the same periods last year, and is intended to help you understand the ongoing trends in our business. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K"). In particular, we encourage you to refer to the "Risk Factors" contained in Part I, Item 1A in our 2025 Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on The Cigna Group's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to improve the health and vitality of those we serve; future growth, business strategy, and strategic or operational initiatives, including our modernization and productivity initiatives; our ability to successfully implement actions across our business to strengthen our platform and build a more sustainable model for healthcare; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas and the impact of developing inflationary and interest rate pressures; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; strategic transactions and their expected benefits; and other statements regarding The Cigna Group's future beliefs, expectations, plans, intentions, liquidity, cash flows, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "project," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.
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

Financial Highlights

Consolidated Results of Operations (GAAP basis)
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Change		2026	2025	Change
Pharmacy revenues	$58,982	$56,054	5%		$170,191	$158,336	7%
Premiums	9,885	9,081	9		29,556	30,973	(5)
Fees and other revenues	4,529	4,380	3		13,337	12,412	7
Net investment income	287	233	23		761	707	8
Total revenues	73,683	69,748	6		213,845	202,428	6
Pharmacy and other service costs	58,590	55,530	6		169,393	157,196	8
Medical costs and other benefit expenses	8,496	7,842	8		24,850	26,089	(5)
Selling, general and administrative expenses	3,612	3,362	7		10,804	11,008	(2)
Amortization of acquired intangible assets	589	436	35		1,368	1,280	7
Total benefits and expenses	71,287	67,170	6		206,415	195,573	6
Income from operations	2,396	2,578	(7)		7,430	6,855	8
Interest expense and other	(333)	(347)	(4)		(1,046)	(1,046)	—
Gain on sale of businesses	—	38	N/M		17	79	(78)
Net investment gains	36	26	38		225	76	196
Income before income taxes	2,099	2,295	(9)		6,626	5,964	11
Total income taxes	401	322	25		1,192	950	25
Net income	1,698	1,973	(14)		5,434	5,014	8
Less: Net income attributable to noncontrolling interests	256	105	144		678	291	133
Shareholders' net income	$1,442	$1,868	(23)%		$4,756	$4,723	1%
Consolidated effective tax rate	19.1%	14.0%	510	bps	18.0%	15.9%	210	bps

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(In millions)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$1,442		$1,868		$4,756		$4,723
Adjustments to reconcile to adjusted income from operations
Net investment losses (gains) (1)	$74	67	$(204)	(43)	$(202)	(221)	$(348)	(194)
Amortization of acquired intangible assets	589	449	436	332	1,368	1,060	1,280	998
Special items
Strategic optimization program	85	62	222	168	535	405	566	429
Charges (benefits) associated with litigation matters	60	49	(17)	(13)	126	101	(17)	(13)
Integration and transaction-related costs	23	17	7	6	92	70	297	226
Deferred tax expenses, net	—	18	—	19	—	51	—	53
(Gain) on sale of businesses	—	—	(38)	(241)	(6)	(6)	(79)	(356)
Total special items	$168	146	$174	(61)	$747	621	$767	339
Adjusted income from operations		$2,104		$2,096		$6,216		$5,866
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations
	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(Diluted earnings per share)	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax	Pre-tax	After-tax
Shareholders' net income		$5.47		$6.98		$18.02		$17.52
Adjustments to reconcile to adjusted income from operations
Net investment losses (gains) (1)	$0.28	0.25	$(0.76)	(0.16)	$(0.77)	(0.84)	$(1.29)	(0.72)
Amortization of acquired intangible assets	2.23	1.71	1.63	1.24	5.19	4.02	4.74	3.70
Special items
Strategic optimization program	0.32	0.24	0.82	0.63	2.02	1.53	2.10	1.59
Charges (benefits) associated with litigation matters	0.23	0.18	(0.06)	(0.05)	0.48	0.38	(0.06)	(0.05)
Integration and transaction-related costs	0.09	0.06	0.03	0.02	0.35	0.27	1.10	0.84
Deferred tax expenses, net	—	0.07	—	0.07	—	0.19	—	0.20
(Gain) on sale of businesses	—	—	(0.14)	(0.90)	(0.02)	(0.02)	(0.29)	(1.32)
Total special items	$0.64	0.55	$0.65	(0.23)	$2.83	2.35	$2.85	1.26
Adjusted income from operations		$7.98		$7.83		$23.55		$21.76
(1) Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Financial highlights by segment
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions, except per share amounts)	2026	2025	Change	2026	2025	Change
Revenues
Adjusted revenues by segment
Evernorth Health Services	$63,774	$60,391	6%	$183,684	$171,897	7%
Cigna Healthcare	11,708	10,755	9	34,913	35,991	(3)
Other Operations	128	162	(21)	379	521	(27)
Corporate, net of eliminations	(1,817)	(1,738)	5	(5,108)	(6,253)	(18)
Adjusted revenues	73,793	69,570	6	213,868	202,156	6
Net investment results from certain equity method investments	(110)	178	N/M	(23)	272	N/M
Total revenues	$73,683	$69,748	6%	$213,845	$202,428	6%
Shareholders' net income	$1,442	$1,868	(23)%	$4,756	$4,723	1%
Adjusted income from operations	$2,104	$2,096	—%	$6,216	$5,866	6%
Earnings per share (diluted)
Shareholders' net income	$5.47	$6.98	(22)%	$18.02	$17.52	3%
Adjusted income from operations	$7.98	$7.83	2%	$23.55	$21.76	8%
Pre-tax adjusted income (loss) from operations by segment
Evernorth Health Services	$1,829	$1,903	(4)%	$4,958	$5,033	(1)%
Cigna Healthcare	1,193	1,038	15	3,983	3,419	16
Other Operations	22	36	(39)	70	61	15
Corporate, net of eliminations	(394)	(399)	(1)	(1,208)	(1,192)	1
Consolidated pre-tax adjusted income from operations	2,650	2,578	3	7,803	7,321	7
Income attributable to noncontrolling interests	280	123	128	736	342	115
Net investment (losses) gains (1)	(74)	204	N/M	202	348	(42)
Amortization of acquired intangible assets	(589)	(436)	35	(1,368)	(1,280)	7
Special items	(168)	(174)	(3)	(747)	(767)	(3)
Income before income taxes	$2,099	$2,295	(9)%	$6,626	$5,964	11%
(1)Includes Net investment gains/losses as presented in our Consolidated Statements of Income, as well as the Company's share of certain investment results of its joint ventures reported in the Cigna Healthcare segment using the equity method of accounting, which are presented within Fees and other revenues in our Consolidated Statements of Income.

Developments

Accelerate to One Initiative and Strategic Optimization Program
At our September 2026 Investor Day, we announced Accelerate to One, a multi-year enterprise modernization and productivity initiative to accelerate execution of our Lead to One enterprise strategy. This initiative is intended to enhance the value of our products and services, support our financial commitments and generate cost savings through 2030. We expect to reinvest a portion of the savings generated by the initiative to support growth and innovation, while a portion will benefit operating results. The timing and magnitude of savings will vary as the initiative progresses.
The Company's Strategic Optimization Program, which was announced in 2025, will continue as a discrete restructuring program under the broader Accelerate to One initiative with the continued objective to evolve our business and deliver a more efficient and improved experience for our patients, providers and customers. See Note 12 to the Consolidated Financial Statements for further information regarding the Strategic Optimization Program.
Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
The commentary presented below, and the segment commentaries that follow, compare results for the three and nine months ended September 30, 2026 with results for the three and nine months ended September 30, 2025. Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.

Shareholders' net income decreased 23% for the three months ended, primarily reflecting the absence of an after-tax gain on sale of businesses recognized in the third quarter of 2025 (-13%) and lower net investment performance (-6%). Shareholders' net income increased 1% for the nine months ended, reflecting higher consolidated income from operations (+7%) (see discussion of segment results in the "Segment Reporting" section) and higher net investment performance (+1%), primarily offset by the absence of an after-tax gain on sale of businesses recognized in 2025 (-7%).
Adjusted income from operations. See discussion of segment results in the "Segment Reporting" section.
Pharmacy revenues increased 5% and 7% for the three and nine months ended, respectively, primarily reflecting changes in claims composition (defined in the "Segment Reporting" section) within our Pharmacy Benefit Services operating segment.
Premiums increased 9% for the three months ended, primarily driven by premium rate increases within Cigna Healthcare, and decreased 5% for the nine months ended, primarily driven by the impact of the HCSC transaction (defined in the "Segment Reporting" section) (-12%), offset primarily by premium rate increases within Cigna Healthcare.
Fees and other revenues increased 3% and 7% for the three and nine months ended, respectively, primarily reflecting growth in fee-based services within Evernorth Health Services.
Net investment income increased 23% and 8% for the three months and nine months ended, respectively, due to stronger returns on real estate investments and securities partnerships.
Pharmacy and other service costs increased 6% and 8% for the three and nine months ended, respectively, primarily reflecting changes in claims composition within our Pharmacy Benefit Services operating segment.
Medical costs and other benefit expenses increased 8% for the three months ended, primarily reflecting medical cost increases within Cigna Healthcare, and decreased 5% for the nine months ended, primarily driven by the impact of the HCSC transaction (-13%), offset primarily by medical cost increases within Cigna Healthcare.
Selling, general and administrative ("SG&A") expenses increased by 7% for the three months ended, primarily reflecting higher spend on investments and initiatives to support growth (+12%), partially offset by operating efficiencies (-5%). SG&A expenses decreased 2% for the nine months ended, reflecting the impact of the HCSC transaction (-6%) and operating efficiencies (-5%), offset primarily by higher spend on investments and initiatives to support growth (+9%).
Investment results for the three and nine months ended were primarily impacted by fair value changes of derivative instruments associated with certain equity securities.
The effective tax rate increased 5% for the three months ended, primarily driven by the absence of a benefit recognized in the third quarter of 2025 related to the HCSC transaction (+3%), the absence of benefits recognized in the third quarter of 2025 related to federal and state tax audits (+1%), and an increase related to the Company's equity method earnings (+1%). The effective tax rate increased 2% for the nine months ended, driven in roughly equal parts by the absence of a benefit recognized in 2025 related to the HCSC transaction and an increase related to the Company's equity method earnings.

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
•The business continues to evolve amid changing legislative, regulatory, and client dynamics, including our business model plans announced in October 2025. The Company has undertaken certain client- and customer-focused initiatives, which include proactive renewals or extensions of large client contracts, investments to support the rebate-free model, and multi-stakeholder recontracting efforts (including affordability-related contract changes and responses to government programs such as the Inflation Reduction Act). These initiatives are intended to support long-term growth, reduce medication costs and enhance transparency, and are expected to impact income from operations.

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

Results of Operations

Financial Summary
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026	2025	Change		2026	2025	Change
Adjusted revenues (1)	$63,774	$60,391	6%		$183,684	$171,897	7%
Pre-tax adjusted income from operations (1)	$1,829	$1,903	(4)%		$4,958	$5,033	(1)%
Pre-tax margin (1)(2)	2.9%	3.2%	(30)	bps	2.7%	2.9%	(20)	bps
SG&A expense ratio (3)	1.8%	1.7%	10	bps	1.8%	1.8%	—	bps
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

Selected Financial Information
	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(Dollars and adjusted scripts in millions)	2026	2025		2026	2025
Total adjusted revenues
Pharmacy Benefit Services	$37,276	$34,091	9%	$104,774	$95,787	9%
Specialty and Care Services	26,498	26,300	1	78,910	76,110	4
Total adjusted revenues	$63,774	$60,391	6%	$183,684	$171,897	7%
Pre-tax adjusted income from operations
Pharmacy Benefit Services	$765	$975	(22)%	$1,768	$2,352	(25)%
Specialty and Care Services	1,064	928	15	3,190	2,681	19
Total pre-tax adjusted income from operations	$1,829	$1,903	(4)%	$4,958	$5,033	(1)%
Pharmacy claim volume (1)	546	558	(2)%	1,610	1,645	(2)%
(1)Non-specialty network prescriptions filled through 90-day programs and home delivery prescriptions are counted as three claims. All other network and specialty prescriptions are counted as one claim.

Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025

Commentary in parentheses regarding percentage changes (or bps) represents the driver's impact on the overall category.

Adjusted revenues increased 6% and 7% for the three and nine months ended, respectively, primarily reflecting an increase due to claims composition in Pharmacy Benefit Services (+6% and +7%, respectively) and higher claims volume from customers in Specialty and Care Services (+1% for both periods), partially offset by lower claims volume in Pharmacy Benefit Services (-1% for both periods).

Pre-tax adjusted income from operations decreased 4% and 1% for the three and nine months ended, respectively, primarily reflecting client- and customer-focused initiatives in Pharmacy Benefits Services (-13% and -14%, respectively) and Specialty and Care Services (-3% and -1%, respectively), partially offset by growth in Specialty and Care Services (+6% and +8%, respectively) and operating efficiencies in Pharmacy Benefit Services (3% for both periods) and Specialty and Care Services (3% for both periods).

The SG&A expense ratio increased 10 bps for the three months ended and was flat for the nine months ended, primarily reflecting higher spend on investments and initiatives to support growth.

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
•The SG&A expense ratio represents the segment's selling, general and administrative expenses divided by adjusted revenues.

Results of Operations

Financial Summary
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025			2026	2025
Adjusted revenues (1)	$11,708	$10,755	9%		$34,913	$35,991	(3)%
Pre-tax adjusted income from operations (1)	$1,193	$1,038	15%		$3,983	$3,419	16%
Pre-tax margin (1)(2)	10.2%	9.7%	50	bps	11.4%	9.5%	190	bps
Medical care ratio	85.0%	84.8%	20	bps	83.1%	83.3%	(20)	bps
SG&A expense ratio (3)	19.6%	19.9%	(30)	bps	19.7%	19.8%	(10)	bps
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
Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
Commentary regarding percentage changes (or bps) and dollar variances represents the driver's impact on the overall category.
Adjusted revenues increased 9%, or $953 million, for the three months ended, driven by higher premiums (+$748 million), mostly within employer insured (+$313 million) and stop loss (+$283 million), primarily reflecting premium rate increases. Adjusted revenues decreased 3%, or $1,078 million, for the nine months ended, primarily due to the impact of the HCSC transaction (-$3,850 million), partially offset by higher premiums (+$2,167 million), mostly within employer insured (+$926 million) and stop loss (+$790 million), primarily reflecting premium rate increases.
Pre-tax adjusted income from operations increased 15% for the three months ended, primarily due to higher net investment income (+6%) and a lower SG&A expense ratio (+4%). Pre-tax adjusted income from operations increased 16% for the nine months ended, primarily due to an improved margin within our U.S. Employer business.
The medical care ratio increased 20 bps for the three months ended, primarily due to a higher MCR within our U.S. Employer business (+80 bps), driven by mix of business, partially offset by a lower MCR within our Individual and Family Plans business (-70 bps). The medical care ratio decreased 20 bps for the nine months ended, largely driven by the impact of the HCSC transaction (-70 bps) and a lower MCR within our Individual and Family Plans business (-30 bps), offset by a higher MCR within our U.S. Employer business (+100 bps), primarily due to mix of business.
The SG&A expense ratio decreased 30 bps for the three months ended, primarily due to operating efficiencies (-110 bps) and revenue growth outpacing volume-related expenses (-60 bps), partially offset by higher spend on investments and initiatives to support growth (+80 bps). The SG&A expense ratio decreased 10 bps for the nine months ended, primarily due to operating efficiencies (-90 bps) and revenue growth outpacing volume-related expenses (-80 bps), partially offset by the impact of the HCSC transaction (+70 bps) and higher spend on investments and initiatives to support growth (+60 bps).

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

Cigna Healthcare Medical Customers
	As of September 30,
(In thousands)	2026	2025	Change
U.S. Healthcare	2,409	2,562	(6)%
International Health (1)	1,280	1,268	1
Insured	3,689	3,830	(4)%
U.S. Healthcare	14,290	13,790	4%
International Health (1)	473	439	8
Administrative services only	14,763	14,229	4%
Total	18,452	18,059	2%
(1)International Health excludes medical customers served by less than 100%-owned subsidiaries, as well as certain customers served by our third-party administrator.
Total medical customers increased 2%, primarily due to customer growth within the Middle Market and Select market segments (+3% and +1%, respectively), partially offset by a decrease in National Accounts segment customers (-2%).

Unpaid Claims and Claim Expenses

Our unpaid claims and claim expenses liability increased to $4,988 million as of September 30, 2026 from $4,241 million as of December 31, 2025, primarily due to stop loss seasonality.

Other Operations
Other Operations includes corporate-owned life insurance ("COLI"), the Company's run-off operations and other non-strategic businesses. As described in the MD&A introduction, performance of Other Operations is measured using adjusted revenues and pre-tax adjusted income from operations.
Results of Operations

Financial Summary
	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025			2026	2025
Adjusted revenues	$128	$162	(21)%		$379	$521	(27)%
Pre-tax adjusted income from operations	$22	$36	(39)%		$70	$61	15%
Pre-tax margin	17.2%	22.2%	(500)	bps	18.5%	11.7%	680	bps
Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
Adjusted revenues decreased for both periods, primarily driven by the discontinuation of certain small non-strategic businesses.
Pre-tax adjusted income from operations decreased for the three months ended, primarily driven by higher benefit expenses in certain run-off operations, and increased for the nine months ended, primarily driven by the discontinuation of certain small non-strategic businesses.

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

Financial Summary
	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(In millions)	2026	2025		2026	2025
Pre-tax adjusted loss from operations	$(394)	$(399)	(1)%	$(1,208)	$(1,192)	1%

Three and Nine Months Ended September 30, 2026 versus Three and Nine Months Ended September 30, 2025
Pre-tax adjusted loss from operations decreased 1% for the three months ended and increased 1% for the nine months ended, primarily due to fluctuations in interest expense.

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
Cash flows for the nine months ended September 30 were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Operating activities	$3,281	$3,452
Investing activities	$(2,414)	$(3,987)
Financing activities	$(2,376)	$(2,355)

The following discussion explains variances in the various categories of cash flows for the nine months ended September 30, 2026 compared with the same period in 2025.

Operating Activities. Cash flows from operating activities consist principally of cash receipts and disbursements for pharmacy revenues and costs, premiums and medical costs, fees, investment income, taxes, and other expenses.
Operating cash flows decreased for the nine months ended September 30, 2026, primarily driven by unfavorable net cash flow impact related to the Inflation Reduction Act and lower insurance liabilities. These decreases are largely offset by impact of accounts receivable, in part due to timing, and lower inventory purchases.
Investing Activities. The decrease in cash used in investing activities primarily reflects lower investment purchases, partially offset by the absence of the net proceeds from the HCSC transaction.
Financing Activities. Net cash used in financing activities in 2026 was flat when compared to 2025, primarily driven by lower share repurchases, offset by net debt financing activities.
Capital Resources
Our capital resources consist primarily of cash, cash equivalents and investments maintained at regulated subsidiaries required to underwrite insurance risks, cash flows from operating activities, our commercial paper program, revolving credit facility, and the issuance of long-term debt and equity securities. Our businesses generate significant cash flows from operations, some of which is subject to regulatory restrictions relative to the amount and timing of dividend payments to the parent company. Dividends received from U.S.-regulated subsidiaries were $1.0 billion and $0.6 billion for the nine months ended September 30, 2026 and 2025, respectively. Non-regulated subsidiaries also generate significant cash flows from operating activities, which are typically available immediately to the parent company for general corporate purposes.
Funds Available
Commercial Paper Program. The commercial paper program had an outstanding balance of $0.5 billion as of September 30, 2026.
Revolving Credit Agreement. Our revolving credit agreement provides us with the ability to borrow amounts for general corporate purposes, including for the purpose of providing liquidity support if necessary under our commercial paper program discussed above. See Note 6 to the Consolidated Financial Statements for further information on our credit agreement and commercial paper program.
As of September 30, 2026, we had $6.5 billion of undrawn committed capacity under our revolving credit agreement (these amounts are available for general corporate purposes, including providing liquidity support for our commercial paper program), $6.0 billion of remaining capacity under our commercial paper program, and $6.5 billion in cash and short-term investments, approximately $1.2 billion of which was held by the parent company or certain non-regulated subsidiaries.
Our debt-to-capitalization ratio (calculated as Short-term debt and Long-term debt ("Total debt") as a percentage of Total shareholders' equity and Total debt ("Total capitalization")) was 41.8% and 43.0% as of September 30, 2026 and December 31, 2025, respectively.
We actively monitor our debt obligations and engage in issuance and repayment activities as needed in accordance with our capital management strategy.
Subsidiary Borrowings. In addition to the sources of liquidity discussed above, the parent company can borrow an additional $1.0 billion from its subsidiaries without further approvals as of September 30, 2026.
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

Capital Expenditures. Capital expenditures for property, equipment and computer software were $0.8 billion in the nine months ended September 30, 2026 and $0.9 billion in the nine months ended September 30, 2025.

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
Share Repurchases. The Company maintains a share repurchase program authorized by our Board, under which it may repurchase shares of its common stock from time to time. We repurchased 1.8 million shares for approximately $500 million during the nine months ended September 30, 2026, compared with repurchases of 8.2 million shares for approximately $2.6 billion during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, there were no material changes to the guarantees and contractual obligations set forth in our 2025 Form 10-K.

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

Our most critical accounting estimates, as well as the effect of hypothetical changes in material assumptions used to develop each estimate, are described in our 2025 Form 10-K. As of September 30, 2026, there were no significant changes to the critical accounting estimates from what was reported in our 2025 Form 10-K.
Goodwill and Other Intangible Assets

Our annual evaluations of goodwill and indefinite-lived intangible assets for impairments were completed during the third quarter of 2026, with no impairments identified. The goodwill evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The estimated fair value of each of our reporting units exceeded their carrying values by substantial margins.

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

Debt Securities
The carrying value of our debt securities portfolio remained flat at $8.4 billion as of both September 30, 2026 and December 31, 2025. Our portfolio remains in a net unrealized depreciation position due to generally increasing interest rates over the past few years.

As of September 30, 2026, $7.5 billion, or 89%, of the debt securities in our investment portfolio were investment grade (Baa and above, or equivalent) and the remaining $0.9 billion were below investment grade. The majority of the bonds that are below investment grade were rated at the higher end of the non-investment-grade spectrum. These quality characteristics have not materially changed since the prior year and remain consistent with our investment strategy.
Commercial Mortgage Loans
As of September 30, 2026, our $1.2 billion commercial mortgage loan portfolio consisted of approximately 40 fixed-rate loans. Given the quality and diversity of the underlying real estate, positive debt service coverage, loan-to-value ratio and significant borrower cash invested in the property generally ranging between 30% and 40%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms. For further discussion of the results and changes in key credit quality indicators, see Note 9 to the Consolidated Financial Statements.
Office sector fundamentals are weak but have begun to stabilize for higher-quality assets. Our commercial mortgage loan portfolio has approximately 26% exposure to office properties. Although future losses remain possible due to further credit deterioration, we do not expect these losses to have a material unfavorable effect on our results of operations, financial condition or liquidity.

Other Long-Term Investments
Other long-term investments of $5.4 billion as of September 30, 2026 included investments in securities limited partnerships and real estate limited partnerships, direct investments in real estate joint ventures, and other deposit activity that is required to support various insurance and health services businesses. These limited partnership entities typically invest in mezzanine debt or equity of privately held companies and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified by industry sector or property type and geographic region.
We expect continued volatility in private equity and real estate fund performance going forward as fair market valuations are adjusted to reflect market and portfolio transactions. Less than 2% of our other long-term investments are exposed to real estate in the office sector.

Unconsolidated Subsidiary Investments Portfolio

We participate in an insurance joint venture in China with a 50% ownership interest. We account for this joint venture under the equity method of accounting. Our 50% share of the investment portfolio supporting the joint venture's liabilities was approximately $21.9 billion as of September 30, 2026. These investments were comprised of approximately 75% debt securities, including government and corporate debt diversified by issuer, industry and geography; 20% equities, including mutual funds, equity securities and private equity partnerships; and 5% long-term deposits and policy loans. We continuously review the joint venture's investment strategy and its execution. There were no investments with a material unrealized loss as of September 30, 2026. See Note 14 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information regarding unconsolidated subsidiaries.

MARKET RISK
Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposure is interest rate risk. We encourage you to read this in conjunction with "Market Risk" included in the MD&A section in our 2025 Form 10-K.

As of September 30, 2026, there was no material change in our risk exposure as reported in our 2025 Form 10-K.
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
Change in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, The Cigna Group's internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about The Cigna Group share repurchase activity for the quarter ended September 30, 2026:

Period	Total # of shares purchased (1)	Average price paid per share (1) (3)	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3) (in millions)
July 1 - 31, 2026	2,547	$285.60	—	$6,480
August 1 - 31, 2026	174	$279.17	—	$6,480
September 1 - 30, 2026	888,421	$282.62	885,986	$6,230
Total	891,142	$282.63	885,986	N/A
(1)Includes shares tendered by employees under the Company's equity compensation plans as follows: 1) payment of taxes on vesting of restricted stock (grants and units) and strategic performance shares and 2) payment of the exercise price and taxes for certain stock options exercised. Employees tendered 2,547 shares in July, 174 shares in August and 2,435 shares in September 2026.
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

Item 5. OTHER INFORMATION
Rule 10b5-1 Plan Elections
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from The Cigna Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements
Filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 5, 2026

THE CIGNA GROUP

/s/ Ann M. Dennison
Ann M. Dennison
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)